Form 10-K405
period 1998-12-31
METROCORP BANCSHARES INC
filed 1999-03-30
CIK 1068300

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934

                            ------------------------

                         COMMISSION FILE NUMBER 0-25141
                            ------------------------

                           METROCORP BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

                   TEXAS                               76-0579161
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                       9600 BELLAIRE BOULEVARD, SUITE 252
                              HOUSTON, TEXAS 77036
          (Address of principal executive offices including zip code)

                                 (713) 776-3876

              (Registrant's telephone number, including area code)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $1.00 per share
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 23, 1999, the number of outstanding shares of Common Stock was 7,104,560. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $52,215,475 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III, Items 10-13).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MetroCorp Bancshares, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "contemplate," "plan," "believe," "seek," "estimate," "will," "would," "should," "projected," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these, forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, securities brokerage and investment banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities and technological changes, including "Year 2000" data systems compliance issues, are more difficult or expensive than anticipated; and other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

GENERAL

    The Company was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (the "Bank"). The Company's headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is
(713) 776-3876.

    The Company's mission is to enhance shareholder value by maximizing profitability and being the premier multi-ethnic bank in each community that it serves. The Company operates in a niche market by addressing the banking needs of the Asian and Hispanic communities in Houston and Dallas by providing personalized, culturally sensitive service. The Company has strategically opened each of its 11 banking offices in an area with a large Asian or Hispanic community and intends to pursue branch opportunities in multi-ethnic markets with significant small and medium-sized business activity.

    Management believes that both the Asian and Hispanic communities present excellent opportunities for future growth. The greater Houston metropolitan area is home to an Asian population of approximately 170,000, with people of Vietnamese, Chinese, Korean and Taiwanese ancestry comprising the four largest groups. Houston's Hispanic population is approximately 820,000 and represents approximately one-quarter of the city's population. The Asian and Hispanic communities together comprise almost one-third of the total population of Houston. Similarly, the greater Dallas metropolitan area has a growing Asian community of approximately 80,000 and a significant Hispanic population of approximately 400,000 which constitute, in the aggregate, approximately one-quarter of the total population of Dallas.

    While many of the Company's competitors either fail to recognize the cultural distinctions among various ethnic groups or focus on only one isolated group, management of the Company is acutely aware of and understands the unique cultural nuances of each community served by the Company. Multi-ethnic customers require a special level of understanding from their banker, whether it be the specific characteristics of the businesses they operate or the native dialect in which they converse. In order to better serve its customers, the Company recruits bilingual and multilingual employees, publishes Company literature in four languages (English, Spanish, Vietnamese, and Chinese) and celebrates cultural holidays such as Chinese New Year and Cinco de Mayo at its branches. In addition, the active involvement of directors and officers in various ethnic civic organizations allows management to better understand and respond to the needs of each community that it serves. Management believes that each ethnic group has its own unique cultural characteristics and tailors its products and services to best serve each group. For example, the Company offers deposit products that appeal to the unique saving philosophies of various ethnic groups. The Company believes that this awareness, personalized service and a broad array of products gives it a distinct competitive advantage in its chosen market areas.

    The Bank was organized in 1987 by Don J. Wang, the Company's current Chairman of the Board and Chief Executive Officer, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and the Bank. The organizers perceived that the financial needs of various ethnic groups in Houston were not adequately being served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, the Company expanded its service philosophy to Houston's Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the "FDIC") the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened the Company's market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, the Company has accomplished its growth internally through the establishment of de novo branches in areas with large Asian communities. Since its formation in 1987, the Company has established seven branches in the greater Houston metropolitan area. In 1996, the Company expanded into the Dallas market. The success of this branch, whose deposits increased to $30.5 million in just two years, prompted the Company to establish a second branch in the greater Dallas metropolitan area in 1998. In 1996, the Company established a loan production office in New Orleans, Louisiana, primarily to service the Asian owned businesses operating in the fisheries industry.

BUSINESS

    In connection with the Company's multi-ethnic approach to community banking, the Company offers products designed to appeal to its customers and further enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the Asian and Hispanic communities that it serves. Each of its lines of business is an outgrowth of the Company's expertise in meeting the particular needs of its customers. The Company's principal lines of business are the following:

        COMMERCIAL AND INDUSTRIAL LOANS. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. The Company's commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 1998, the Company's commercial and industrial loan portfolio totaled $256.3 million or 60.73% of the gross loan portfolio. At that date, the Company had a concentration of loans to hotels and motels of $57.9 million. Hotel and motel lending was originally targeted by the Company because of management's particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has decreased its emphasis in hotel and motel lending in order to further diversify its portfolio.

        COMMERCIAL MORTGAGE LOANS. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 1998, the Company had a commercial mortgage portfolio of $103.7 million.

        CONSTRUCTION LOANS. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contract. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 1998, the Company had a real estate construction portfolio of $28.6 million, of which $10.8 million was residential and $17.8 million was commercial.

        RESIDENTIAL MORTGAGE BROKERAGE AND LENDING. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products. The Company solicits and receives a fee to process residential mortgage loans which are then pre-sold to and underwritten by third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization to its existing customers on a select basis, which loans are retained in the Company's portfolio. At December 31, 1998, the Company's residential mortgage portfolio totaled $11.8 million.

        GOVERNMENT GUARANTEED SMALL BUSINESS LENDING. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the "SBA") federally guaranteed lending program, the Company's preapproved status allows it to quickly respond to customers' needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 1998, the Company had $38.0 million in the retained portion of its SBA loans, approximately $18.0 million of which was guaranteed by the SBA. For each of the last five years, the Company has been the second largest SBA loan originator in Houston in terms of dollar volume. Another source of government guaranteed lending provided by the Company is Business and Industrial loans ("B&I Loans") which are secured by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the Overseas Chinese Community Guaranty Fund ("OCCGF") which is sponsored by the government of Taiwan.

        FACTORING. In 1994, the Company established an accounts receivable factoring subsidiary, Advantage Finance Corporation ("Advantage"), to provide financing to small and medium-sized businesses that have accounts receivable from predominantly Fortune 1,000 companies. Advantage's 1998 volume was $80.9 million in short-term (usually 30 day) accounts receivable, up from $51.3 million during 1997, an increase of 57.7%. At December 31, 1998, factored receivables outstanding totaled $9.5 million, compared with $5.2 million at December 31, 1997. In addition to enhancing the Company's profitability, many of the customers obtained through these efforts have established more traditional banking relationships with the Company.

        TRADE FINANCE. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the "Ex-Im Bank"), an agency of the U.S. government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank producer in the State of Texas. At December 31, 1998, the Company's aggregate trade finance portfolio commitments totaled approximately $10.3 million.

    The Company offers a variety of loan and deposit products and services to retail customers through its branch network in Houston and Dallas. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and on-line banking.

    The Company's overall business strategy is to (i) continue to service its small and medium-sized owner-operated businesses and retail customers especially in the Asian and Hispanic communities by providing individualized, responsive, quality service, and (ii) expand its geographic reach either through selective acquisitions of existing financial institutions or by establishing de novo branches in multi-ethnic markets with significant small and medium-sized business activity.

COMPETITION

    The banking business is highly competitive, and the profitability of the Company depends principally on the Company's ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers. Competition from both financial and nonfinancial institutions is expected to continue.

EMPLOYEES

    As of December 31, 1998, the Company had 280 full-time equivalent employees, 33 of whom were officers of the Bank classified as vice president or above. The Company considers its relations with employees to be excellent.

SUPERVISION AND REGULATION

    The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

    The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

THE COMPANY

    The Company is a bank holding company registered under the Bank Holding Company Act, as amended, (the "BHCA"), and it is subject to supervision, regulation and examination by the Board of

Governors of the Federal Reserve System ("Federal Reserve Board"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

    REGULATORY RESTRICTIONS ON DIVIDENDS; SOURCE OF STRENGTH. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

    Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

    In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

    ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank and from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve Board include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

    SECURITIES ACTIVITIES. The Federal Reserve Board has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities not otherwise permitted for bank holding companies, provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

    SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Prior approval of the Federal Reserve Board would not be required for the redemption or purchase of equity securities for a bank holding company that would be well capitalized both before and after such transaction, well-managed and not subject to unresolved supervisory issues.

    The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties against any bank holding company and its institution affiliated party for, among other things, any violation of law or regulation, of any cease and desist order, or written agreement with the Federal Reserve Board, with fines ranging from $5,000 per day up to $1.0 million per day if such violation was conducted on a knowing and reckless basis, and those activities caused a substantial loss to a depository institution.

    ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

    CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 11.73% and its ratio of total capital to total risk-weighted assets was 12.98%.

    In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 8.83%.

    The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

    IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

    The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

    ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

    CONTROL ACQUISITIONS. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% of more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

    In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

THE BANK

    The Bank is a nationally chartered banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank's primary regulator is the Office of the Comptroller of the Currency (the "OCC"). By virtue of the insurance of its deposits, however, the Bank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

    BRANCHING. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

    RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. In general, Section 23A imposes limits on the amount of such transactions, and requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

    Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

    The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

    RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. For the foreseeable future, it is anticipated that dividends paid by the Bank to the Company will be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 1998, the Bank's capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank's retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

    Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

    EXAMINATIONS. The OCC periodically examines and evaluates insured banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

    AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

    CAPITAL ADEQUACY REQUIREMENTS. Similar to the Federal Reserve Board's requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

    The OCC's risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 9.56% and its ratio of total capital to total risk-weighted assets was 10.81%.

    The OCC's leverage guidelines require national banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. An amendment to these guidelines takes effect April 1, 1999 which provides that the minimum leverage capital ratio for a depository institution that has been rated composite 1 under the Uniform Financial Institutions Rating System will be 3.0% and that the minimum leverage capital ratio for any other depository institution will be 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.21%.

    CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

    In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations authorize broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

    As an institution's capital decreases, the OCC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

    Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

    DEPOSIT INSURANCE ASSESSMENTS. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

    The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the assessment schedule adopted. Changes in the rate schedule outside the five-cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

    On December 31, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.122% of deposits and the SAIF rate is 0.610% of deposits.

    ENFORCEMENT POWERS. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

    BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

    CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

    COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

    CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

INSTABILITY OF REGULATORY STRUCTURE

    Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

EXPANDING ENFORCEMENT AUTHORITY

    One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and OCC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

EFFECT ON ECONOMIC ENVIRONMENT

    The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

    Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 2. PROPERTIES

FACILITIES

    The Company conducts business at 13 locations, nine of which are leased. Included are 11 full-service banking locations, one loan production office and the Company's corporate offices. The following table sets forth specific information on each such location. The Company's headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company's corporate headquarters will expire in March of 2000. The Company is in the process of evaluating options for its corporate headquarters including a renewal of the existing lease or relocation to another facility.

                      OWNED/              DEPOSITS AT DECEMBER                                                       DATE
      LOCATION        LEASED   SQ. FT.          31, 1998                             ADDRESS                        OPENED
--------------------  ------   -------   ---------------------- --------------------------------------------------  -------
                                         (DOLLARS IN THOUSANDS)
Houston Area:
--------------------
Bellaire Blvd.        Leased     7,002          $197,540        9600 Bellaire Boulevard, Suite 100                   1987
East                   Owned    16,400            81,035        6730 Capitol at Wayside                              1989
Galleria              Leased     6,384            50,055        5065 Westheimer, Suite 1111                          1991
Chinatown             Leased     2,500            20,811        1005 St. Emanuel, Suite B                            1993
Sugar Land             Owned     5,665            33,322        15144 Southwest Freeway                              1995
Harwin                Leased     2,463            18,085        10000 Harwin Dr.                                     1996
Clear Lake            Leased     1,986            19,345        2424 Bay Area Boulevard                              1996
Veterans Memorial      Owned     5,571            13,054        13480 Veterans Memorial Blvd.                        1997
Milam                 Leased     2,546             7,863        2808 Milam St., Suite A                              1998
Corporate             Leased    22,286               N/A        9600 Bellaire Boulevard, Suite 252                   1995

Dallas Area:
--------------------
Richardson            Leased     4,948            34,580        275 West Campbell Rd., Suite 111                     1996
Dallas (Harry Hines)  Leased     3,000             3,816        2527 Royal Lane                                      1998

New Orleans(1)        Leased       180               N/A        501 Louisiana St., Westwego, La.                     1996

--------------------------

(1) Indicates loan production office.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS.

    Neither the Company nor the Bank is currently a party to any material legal proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 5, 1998, the Company held a special meeting of shareholders (the "Meeting"). The following items were voted upon at the Meeting:

(1) The Company's Articles of Incorporation were amended to: (i) authorize 2 million shares of preferred stock, issuable in series by the Board of Directors; (ii) reduce from two-thirds to a majority the number of shares of common stock required to approve extraordinary corporate transactions; and
    (iii) increase from 10% to 50% the percentage of the outstanding shares of the Company entitled to vote that is required to call a special meeting of the Company's shareholders. A total of 3,833,996 shares were voted in favor of the amendments, and no shares were voted against or abstained from voting on the amendments.

(2) The Company's Bylaws were amended to: (i) permit the Bylaws of the Company to be amended only by the Board of Directors and (ii) provide for the classification of the Board of Directors into three classes of directors with staggered terms of office. A total of 3,833,996 shares were voted in favor of the amendments and no shares were voted against or abstained from voting on the amendments.

(3) The existing directors were elected to the following classes: (i) Helen F. Chen, William C.C. Kwan and David Tai were elected as Class I directors to serve until the 1999 annual meeting of shareholders; (ii) May P. Chu, John Lee and Joe Ting were elected as Class II directors to serve until the 2000 annual meeting of shareholders; and (iii) Tommy F. Chen, Jane W. Kwan and Don J. Wang were elected as Class III directors to serve until the 2001 annual meeting of the shareholders. A total of 3,833,996 shares were voted in favor of the election of each director and no shares were withheld from voting for any director.

(4) The Company's 1998 Stock Incentive Plan was ratified and approved. A total of 3,833,996 shares were voted in favor of the plan, and no shares were voted against or abstained from voting on the plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In December 1998, the Company's registration statement ("Registration Statement") previously filed with the Securities and Exchange Commission ("SEC") was declared effective pursuant to which 1,350,000 shares of the Company's common stock ("Common Stock") were sold to the public. Prior to this offering, the Company's Common Stock was privately held and not listed on any public exchange or actively traded. The Common Stock began trading on December 16, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "MCBI." As of March 23, 1999, there were 7,104,560 shares outstanding and 91 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

    Prior to trading on the Nasdaq NMS, there was no established trading market for the Common Stock, however, since the Common Stock began trading on the Nasdaq NMS, the high and low closing prices were as follows:

                                                                1998
                            ----------------------------------------------------------------------------
                              FOURTH QUARTER
                            SINCE DECEMBER 16,
                                   1998            THIRD QUARTER     SECOND QUARTER      FIRST QUARTER
                            -------------------  -----------------  -----------------  -----------------
High......................       $   11.75                 N/A                N/A                N/A
Low.......................            9.75                 N/A                N/A                N/A

DESCRIPTION OF CAPITAL STOCK

    The authorized capital stock of the Company consists of (i) 2,000,000 shares of preferred stock, $1.00 per share par value ("Preferred Stock"), issuable in series, none of which are issued and outstanding and (ii) 20,000,000 shares of Common Stock, $1.00 per share par value, of which 7,104,560 shares were issued and outstanding as of the date of this Form 10-K. The terms of any new series of Preferred Stock may be fixed by the Board of Directors of the Company within certain limits set by the Company's Articles of Incorporation. As of the date of this Form 10-K, an additional 100,000 shares of Common Stock were issuable upon exercise of the Company's outstanding director stock options.

    The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, copies of which have been filed as exhibits to the Company's Registration Statement on Form S-1.

    PREFERRED STOCK. The Company is authorized to issue 2,000,000 shares of Preferred Stock. The Preferred Stock (or other securities convertible in whole or in part into Preferred Stock) is available for issuance from time to time for various purposes as determined by the Company's Board of Directors, including, without limitation, making future acquisitions, raising additional equity capital and financing. Subject to certain limits set by the Company's Articles of Incorporation, the Preferred Stock (or such convertible securities) may be issued on such terms and conditions, and at such times and in such situations, as the Board of Directors in its sole discretion determines to be appropriate, without any further approval or action by the shareholders (unless otherwise required by laws, rules, regulations or agreements applicable to the Company).

    Moreover, except as otherwise limited by the Articles of Incorporation or applicable laws, rules or regulations, the Board of Directors has the sole authority to determine the relative rights and preferences of the Preferred Stock and any series thereof without shareholder approval. The Company's Articles of Incorporation require all shares of Preferred Stock to be identical, except as to the following characteristics, which may vary between different series of Preferred Stock:

     (i) dividend rate, preference of dividend with respect to any other class or series of stock, and cumulativity, non-cumulativity or partial cumulativity of dividends;

     (ii) redemption price and terms;

    (iii) sinking fund provisions for the redemption or purchase of shares;

     (iv) the amount payable upon shares in the event of voluntary or involuntary liquidation;

     (v) the terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

     (vi) voting rights;

    (vii) and such other powers, preferences and rights as the Board of Directors shall determine.

    The Board of Directors does not intend to seek shareholder approval prior to any issuance of Preferred Stock or any series thereof, unless otherwise required by law. Under the Texas Business Corporation Act ("TBCA"), shareholder approval prior to the issuance of shares of Common Stock or Preferred Stock is required in connection with certain mergers. Frequently, opportunities arise that require prompt action, such as the possible acquisition of a property or business or the private sale of securities, and it is the belief of the Board of Directors that the delay necessary for shareholder approval of a specific issuance could be to the detriment of the Company and its shareholders. The Board of Directors does not intend to issue any shares of Common Stock or Preferred Stock except on terms which the Board of Directors deems to be in the best interests of the Company and its then existing shareholders.

    Although the Preferred Stock could be deemed to have an anti-takeover effect, the Board of Directors is not aware of any takeover efforts. If a hostile takeover situation should arise, shares of Preferred Stock could be issued to purchasers sympathetic with the Company's management or others in such a way as to render more difficult or to discourage a merger, tender offer, proxy contest, the assumption of control by a holder of a large block of the Company's securities or the removal of incumbent management.

    The effects of the issuance of the Preferred Stock on the holders of Common Stock could include, among other things, (i) reduction of the amount otherwise available for payments of dividends on Common Stock if dividends are payable on the series of Preferred Stock; (ii) restrictions on dividends on Common Stock if dividends on the series of Preferred Stock are in arrears; (iii) dilution of the voting power of Common Stock if the series of Preferred Stock has voting rights, including a possible "veto" power if the series of Preferred Stock has class voting rights; (iv) dilution of the equity interest of holders of Common Stock if the series of Preferred Stock is convertible, and is converted, into Common Stock; and (v) restrictions on the rights of holders of Common Stock to share in the Company's assets upon liquidation until satisfaction of any liquidation preference granted to the holders of the series of Preferred Stock. Holders of Common Stock have no preemptive rights to purchase or otherwise acquire any Preferred Stock or securities convertible into Preferred Stock that may be issued.

    COMMON STOCK. The holders of the Common Stock are entitled to one vote for each share of Common Stock owned. Except as expressly provided by law and except for any voting rights which may be conferred by the Board of Directors on any shares of Preferred Stock issued, all voting power is in the Common Stock. Holders of Common Stock may not cumulate their votes for the election of directors. Holders of Common Stock do not have preemptive rights to acquire any additional, unissued or treasury shares of the Company, or securities of the Company convertible into or carrying a right to subscribe for or acquire shares of the Company. Holders of Common Stock will be entitled to receive dividends out of funds legally available therefor, if and when properly declared by the Board of Directors.

    On the liquidation of the Company, the holders of Common Stock are entitled to share pro rata in any distribution of the assets of the Company, after the holders of shares of Preferred Stock have received the liquidation preference of their shares plus any cumulated but unpaid dividends (whether or not earned or declared), if any, and after all other indebtedness of the Company has been retired.

DIVIDENDS

    Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has not historically paid dividends on its Common Stock, the Company declared a quarterly dividend equivalent to $0.06 per share payable to the shareholders of record as of December 31, 1998, which was paid on January 15, 1999. The Company anticipates paying quarterly dividends aggregating $0.24 per share per annum. There is no assurance, however, that the Company will pay dividends in the future.

    The principal source of cash revenues to the Company will be dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 1998, the Bank's capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank's retained net income for the current year and retained net income for the preceding two years. As of December 31, 1998, an aggregate of approximately $12.3 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

    In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended December 31, 1998, the Company made the following sales of unregistered securities:

(1) On February 9, 1998, an aggregate of 33,040 shares of common stock of the Bank were issued to ten directors of the Bank as a performance bonus. The value attributed at the time was $7.68 per share.

(2) On March 20, 1998, an aggregate of 91,892 shares of common stock of the Bank were sold to 11 directors of the Bank at a price of $8.25 per share.

    Each of the above mentioned transactions was exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), pursuant to
    Section 3(a)(2) thereof because the common stock was issued by the Bank.

(3) On October 26, 1998, an aggregate of 5,654,560 shares of Common Stock were issued to the former shareholders of the Bank on a four-for-one basis in connection with the Company's organization as a holding company for the Bank under Section 3(a) of the BHCA. This transaction was exempt from registration under the Securities Act pursuant to Section 3(a)(12) thereof because the transaction occurred solely as part of the reorganization in which the shareholders of the Bank exchanged their Bank common stock for shares of Common Stock of the Company, which had no significant assets other than the securities of the Bank. In addition, the shareholders of the Bank received substantially the same proportional share interests in the Company as they held in the Bank, the rights and interests of the shareholders of the Company are substantially the same as those in the Bank, other than as may be required by law, and the Company has substantially the same assets and liabilities on a consolidated basis as the Bank had prior to the transaction.

USE OF PROCEEDS

    The effective date of the Registration Statement for which use of proceeds information is being disclosed herein was December 16, 1998 and the SEC file number assigned to the Registration Statement was 333-62667. The offering (the "Offering") to which the Registration Statement related commenced on December l6, 1998 and was terminated following the sale of all securities offered. The managing underwriter for the Offering was Legg Mason Wood Walker Incorporated. The class of securities registered by the Registration Statement was the Company's Common Stock, $1.00 par value per share.

    As of December 31, 1998, for the account of the Company, 1,552,500 shares of Common Stock were registered with an aggregate offering price of $17.1 million, and 1,350,000 shares of Common Stock were sold at an aggregate price of $14.9 million. In connection with the Offering, the Company incurred expenses of $1.1 million for underwriting discounts and other expenses of $739,000 resulting in total expenses of $1.8 million. No Offering expenses were paid to an affiliate of the Company.

    The net proceeds of the Offering to the Company were $13.1 million, of which the Company used $4.0 million to make a capital contribution to the Bank and $9.1 million for working capital.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                      1998       1997       1996       1995       1994
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Interest income...................................................  $  47,696  $  41,155  $  31,523  $  23,065  $  15,643
Interest expense..................................................     20,052     18,138     13,927      9,640      5,155
                                                                    ---------  ---------  ---------  ---------  ---------
  Net interest income.............................................     27,644     23,017     17,596     13,425     10,488
Provision for loan losses.........................................      3,377      3,350      2,118        792        422
                                                                    ---------  ---------  ---------  ---------  ---------
Net interest income after provision for loan losses...............     24,267     19,667     15,478     12,633     10,066
Noninterest income................................................      5,609      4,391      3,446      2,903      3,312
Noninterest expense...............................................     20,980     18,096     16,102     11,845      9,978
                                                                    ---------  ---------  ---------  ---------  ---------
  Income before provision for income taxes........................      8,896      5,962      2,822      3,691      3,400
Provision for income taxes........................................      2,777      1,794        809      1,091        895
                                                                    ---------  ---------  ---------  ---------  ---------
Net income........................................................  $   6,119  $   4,168  $   2,013  $   2,600  $   2,505
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
PER SHARE DATA(1):
Net income:
  Basic...........................................................  $    1.08  $    0.75  $    0.38  $    0.52  $    0.54
  Diluted.........................................................       1.06       0.74       0.37       0.51       0.53
Book value........................................................       7.14       5.49       4.73       4.38       3.99
Tangible book value...............................................       7.14       5.49       4.73       4.38       3.99
Cash dividends....................................................       0.06         --         --         --      0.125
Weighted average shares outstanding (in thousands):
  Basic...........................................................      5,691      5,581      5,364      5,015      4,658
  Diluted.........................................................      5,749      5,616      5,444      5,104      4,764
BALANCE SHEET DATA:
Total assets......................................................  $ 587,308  $ 505,051  $ 426,987  $ 322,799  $ 231,205
Securities........................................................    123,190    112,624    103,680    110,761     92,399
Total loans.......................................................    417,686    348,910    280,597    177,206    125,769
Allowance for loan losses.........................................      6,119      3,569      2,141      1,612      1,264
Total deposits....................................................    479,506    445,859    381,289    285,153    197,135
Total shareholders' equity........................................     50,024     30,506     25,398     23,519     18,595
AVERAGE BALANCE SHEET DATA:
Total assets......................................................  $ 532,751  $ 469,097  $ 373,697  $ 271,087  $ 207,427
Securities........................................................    114,248    113,250    115,224     99,398     70,919
Total loans.......................................................    368,394    310,781    223,514    146,210    118,762
Allowance for loan losses.........................................      5,049      2,722      1,869      1,442      1,355
Total deposits....................................................    477,793    416,895    333,355    233,749    180,246
Total shareholders' equity........................................     33,992     28,369     24,090     21,561     16,993
PERFORMANCE RATIOS:
Return on average assets..........................................       1.15%      0.89%      0.54%      0.96%      1.21%
Return on average equity..........................................      18.00      14.69       8.36      12.06      14.74
Net interest margin...............................................       5.50       5.22       5.02       5.27       5.42
Efficiency ratio(2)...............................................      63.48      66.48      76.73      72.82      72.22
ASSET QUALITY RATIOS:
Nonperforming assets to total loans and other real estate.........       1.26%      0.94%      0.82%      1.11%      1.23%
Nonperforming assets to total assets..............................       0.90       0.65       0.54       0.61       0.67
Net loan charge-offs to average loans.............................       0.22       0.62       0.71       0.30       0.42
Allowance for loan losses to total loans..........................       1.46       1.02       0.76       0.91       1.01
Allowance for loan losses to nonperforming loans(3)...............     132.44     134.02     135.42     111.48     130.71
CAPITAL RATIOS(4):
Leverage ratio....................................................       8.83%      5.92%      6.04%      7.30%      8.63%
Average shareholders' equity to average total assets..............       6.38       6.05       6.45       7.95       8.19
Tier 1 risk-based capital ratio...................................      11.73       8.45       8.69      10.65      12.82
Total risk-based capital ratio....................................      12.98       9.46       9.44      11.39      13.66

------------------------------
(1) Financial data dated prior to December 31, 1998 has been adjusted to reflect the four-for-one exchange for the Bank stock.
(2) Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding net securities gains and losses.
(3) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(4) Capital ratios prior to 1998 are those of MetroBank, N.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's balance sheets and statements of operations. This section should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OVERVIEW

    From December 31, 1995 to December 31, 1998, the Company experienced consistent growth as assets increased from $322.8 million at December 31, 1995 to $587.3 million at December 31, 1998, an increase of $264.5 million or 81.9%. The increase was primarily due to the expansion of the branch network and greater number of products and services available to customers. Among the six branches opened during this period, the Company expanded into the Dallas, Texas metropolitan area by opening its first branch in the Richardson suburb of Dallas in April 1996. The Company also established a loan production office in New Orleans, Louisiana in October 1996. In each of these endeavors, the Company has met or exceeded growth and profitability expectations. Loans accounted for the majority of the Company's asset growth, increasing from $177.2 million to $417.7 million over the three-year period ending December 31, 1998. Supporting this substantial expansion was an increase in deposits, which rose from $285.2 million to $479.5 million, representing a 68.2% increase during the period. Including the net proceeds from the initial public offering of Common Stock, shareholders' equity increased to $50.0 million, an increase of $26.5 million or 112.7% at December 31, 1998, compared with $23.5 million as of December 31, 1995.

    Net income available to shareholders was $6.1 million, $4.2 million, and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively, and diluted net income per common share was $1.06, $0.74 and $0.37, for these same periods. Earnings growth from 1996 to 1998 resulted primarily from strong internal loan growth and a higher net interest margin coupled with an improved efficiency ratio. The Company posted returns on average assets of 1.15%, 0.89% and 0.54% and returns on average equity of 18.00%, 14.69% and 8.36% for the years ended 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

    Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

    1998 VERSUS 1997. Net interest income totaled $27.6 million in 1998 compared with $23.0 million in 1997, an increase of $4.6 million or 20.0%. The increase resulted primarily from a $6.2 million or 18.8% increase in interest income on loans primarily due to a $63.0 million or 32.6% increase in commercial and industrial loans. Interest expense increased by $1.9 million or 10.6% due to a $23.7 million increase in the level of interest-bearing deposits. The increase in the loan and securities portfolios, coupled with higher margins on such portfolios, resulted in improved net interest margins and net interest spreads which increased from 5.22% to 5.50%, and from 4.43% to 4.62%, for 1997 and 1998, respectively.

    Interest income increased to $47.7 million in 1998 from $41.2 million in 1997. The increase was driven by growth in the average loan portfolio of $57.6 million or 18.5% while the Company experienced an increase in the yield on average loans to 10.65% in 1998 from 10.63% in 1997. The average securities portfolio increased by $1.0 million or 0.9%, while its yield rose eight basis points from 6.29% in 1997 to

6.37% in 1998 as a result of change in the mix of the investment portfolio from agency securities into mortgage-backed securities.

    Interest expense increased by $1.9 million to $20.0 million at December 31, 1998 compared with $18.1 million at December 31, 1997. The increase in interest expense was primarily the result of growth in average time deposits of $28.5 million during 1998. The Company views time deposits, which are the primary tools used to fund the Company's loan growth, as of a stable means of supporting such growth. The Company believes that based on its historical experience, its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's asset growth in the future.

    1997 VERSUS 1996. Net interest income totaled $23.0 million in 1997, compared with $17.6 million in 1996, an increase of $5.4 million or 30.7%. The increase resulted primarily from a 38.3% increase in interest income on loans due principally to a $59.8 million or 44.8% increase in commercial and industrial loans. Interest expense increased $4.2 million while interest income increased $9.6 million. Net interest margins were 5.22% and 5.02% and net interest spreads were 4.43% and 4.22% for 1997 and 1996, respectively.

    Interest income increased to $41.2 million in 1997 from $31.5 million in 1996. The increase was driven by growth in the average loan portfolio of $87.3 million or 39.1% while the Company experienced a decrease in the yield on average loans to 10.63% in 1997 from 10.69% in 1996. As a result of strong loan growth, the average securities portfolio declined by $2.0 million or 1.7%, to $113.2 million, while its yield rose 28 basis points from 6.01% in 1996 to 6.29% in 1997.

    Interest expense increased to $18.1 million in 1997 from $13.9 million in 1996. This increase was driven by $59.9 million of growth in average time deposits to $248.4 million at the end of 1997, spurred by only a slight increase in average rates from 5.45% in 1996 to 5.51% during 1997. The higher level of time deposits was the primary funding source of the Company's loan growth. Other borrowings, another funding source for the Company, rose by $7.0 million or 73.6%.

    The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                                   YEARS ENDED DECEMBER 31,
                            ------------------------------------------------------------------------------------------------------
                                            1998                                   1997                             1996
                            -------------------------------------  -------------------------------------  ------------------------
                              AVERAGE     INTEREST                   AVERAGE     INTEREST                   AVERAGE     INTEREST
                            OUTSTANDING    EARNED/      AVERAGE    OUTSTANDING    EARNED/      AVERAGE    OUTSTANDING    EARNED/
                              BALANCE       PAID      YIELD/ RATE    BALANCE       PAID      YIELD/ RATE    BALANCE       PAID
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Total loans.............   $ 368,394    $  39,219        10.65%   $ 310,781    $  33,028        10.63%   $ 223,514    $  23,884
  Taxable securities......      96,518        6,312         6.54       95,680        6,161         6.44      100,490        6,103
  Tax-exempt securities...      17,730          964         5.44       17,570          968         5.51       14,734          817
Federal funds sold and
  other temporary
  investments.............      19,565        1,201         6.14       16,926          998         5.90       11,962          719
                            -----------  -----------               -----------  -----------               -----------  -----------
Total interest-earning
  assets..................     502,207       47,696         9.50%     440,957       41,155         9.33%     350,700       31,523
                                         -----------                            -----------                            -----------
Less allowance for loan
  losses..................      (5,049)                                (2,722)                                (1,869)
                            -----------                            -----------                            -----------
Total interest-earning
  assets, net of allowance
  for loan losses.........     497,158                                438,235                                348,831
Nonearning assets.........      35,593                                 30,862                                 24,866
                            -----------                            -----------                            -----------
Total assets..............   $ 532,751                              $ 469,097                              $ 373,697
                            -----------                            -----------                            -----------
                            -----------                            -----------                            -----------
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
Interest-bearing demand
  deposits................   $  30,109    $     783         2.60%   $  26,765    $     697         2.60%   $  24,664    $     640
Savings and money market
  accounts................      90,328        3,258         3.61       76,799        2,733         3.56       66,992        2,370
  Time deposits...........     276,904       15,267         5.51      248,447       13,685         5.51      188,570       10,275
Federal funds purchased
  and securities sold
  under repurchase
  agreements..............         926           54         5.83        1,804          100         5.54        1,227           65
  Other borrowings........      13,160          690         5.24       16,084          923         5.74       10,435          577
                            -----------  -----------               -----------  -----------               -----------  -----------
  Total interest-bearing
    liabilities...........     411,427       20,052         4.87%     369,899       18,138         4.90%     291,888       13,927
                                         -----------                            -----------                            -----------
Noninterest-bearing
  liabilities:
  Noninterest-bearing
    demand deposit........      80,452                                 64,884                                 53,129
  Other liabilities.......       6,880                                  5,945                                  4,590
    Total liabilities.....     498,759                                440,728                                349,607
                            -----------                            -----------                            -----------
Shareholders' equity......      33,992                                 28,369                                 24,090
                            -----------                            -----------                            -----------
Total liabilities and
  shareholders' equity....   $ 532,751                              $ 469,097                              $ 373,697
                            -----------                            -----------                            -----------
                            -----------                            -----------                            -----------
Net interest income.......                $  27,644                              $  23,017                              $  17,596
                                         -----------                            -----------                            -----------
                                         -----------                            -----------                            -----------
Net interest spread.......                                  4.62%                                  4.43%
                                                      -----------                            -----------
                                                      -----------                            -----------
Net interest margin.......                                  5.50%                                  5.22%
                                                      -----------                            -----------
                                                      -----------                            -----------


                              AVERAGE
                            YIELD/ RATE
                            -----------

ASSETS
Interest-earning assets:
  Total loans.............       10.69%
  Taxable securities......        6.07
  Tax-exempt securities...        5.54
Federal funds sold and
  other temporary
  investments.............        6.01

Total interest-earning
  assets..................        8.99%

Less allowance for loan
  losses..................

Total interest-earning
  assets, net of allowance
  for loan losses.........
Nonearning assets.........

Total assets..............

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
Interest-bearing demand
  deposits................        2.59%
Savings and money market
  accounts................        3.54
  Time deposits...........        5.45
Federal funds purchased
  and securities sold
  under repurchase
  agreements..............        5.30
  Other borrowings........        5.53

  Total interest-bearing
    liabilities...........        4.77%

Noninterest-bearing
  liabilities:
  Noninterest-bearing
    demand deposit........
  Other liabilities.......
    Total liabilities.....

Shareholders' equity......

Total liabilities and
  shareholders' equity....

Net interest income.......

Net interest spread.......        4.22%
                            -----------
                            -----------
Net interest margin.......        5.02%
                            -----------
                            -----------

    The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                                                                     YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                         1998 VS. 1997                      1997 VS. 1996
                                                               ---------------------------------  ---------------------------------
                                                                INCREASE (DECREASE)                INCREASE (DECREASE)
                                                                       DUE TO                             DUE TO
                                                               ----------------------             ----------------------
                                                                 VOLUME       RATE       TOTAL      VOLUME       RATE       TOTAL
                                                               -----------  ---------  ---------  -----------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Total loans................................................   $   6,123   $      68  $   6,191   $   9,329   $    (185) $   9,144
  Securities.................................................         115          32        147        (119)        328        209
  Federal funds sold and other temporary investments.........         156          47        203         298         (19)       279
                                                               -----------  ---------  ---------  -----------  ---------  ---------
    Total increase in interest income........................       6,394         147      6,541       9,508         124      9,632
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits...........................          87          (1)        86          54           3         57
  Savings and money market accounts..........................         481          44        525         347          16        363
  Time deposits..............................................       1,567          15      1,582       3,263         147      3,410
  Federal funds purchased....................................         (49)          3        (46)         31           4         35
  Other borrowings...........................................        (168)        (65)      (233)        312          34        346
                                                               -----------  ---------  ---------  -----------  ---------  ---------
    Total increase (decrease) in interest expense............       1,918          (4)     1,914       4,007         204      4,211
                                                               -----------  ---------  ---------  -----------  ---------  ---------
Increase (decrease) in net interest income...................   $   4,476   $     151  $   4,627   $   5,501   $     (80) $   5,421
                                                               -----------  ---------  ---------  -----------  ---------  ---------
                                                               -----------  ---------  ---------  -----------  ---------  ---------

    PROVISION FOR LOAN LOSSES

    Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "--Allowance for Loan Losses."

    The 1998 provision for loan losses increased slightly by $27,000, or 1.0% to $3.4 million. The 1997 provision for loan losses increased to $3.4 million from $2.1 million in 1996, an increase of $1.3 million or 61.9%. The increased provision for 1998 and 1997 reflect loan growth of 19.7% and 24.3%, respectively. In 1997, the provision was impacted by a significant charge-off totaling $700,000 related to one borrower in the food service industry.

    NONINTEREST INCOME

    Noninterest income for the years ended December 31, 1998, 1997 and 1996, was $5.6 million, $4.4 million and $3.4 million, respectively. The majority of the growth in noninterest income resulted from increases in service charges on deposit accounts. The increases in service charges were realized through an improvement in monitoring the accounts subject to service charges. The following table presents the major categories of noninterest income:

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Service charges on deposit accounts..................................  $   3,364  $   2,248  $   1,981
Other loan-related fees..............................................      1,371      1,440        972
Letters of credit commissions and fees...............................        392        357        359
Gain on sale of investment securities, net...........................        202        189         56
Other noninterest income.............................................        280        157         78
                                                                       ---------  ---------  ---------
  Total noninterest income...........................................  $   5,609  $   4,391  $   3,446
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    NONINTEREST EXPENSE

    For the years ended 1998, 1997 and 1996, noninterest expense totaled $21.0 million, $18.1 million and $16.1 million, respectively. The increase in 1998 of $2.9 million or 16.0% was primarily due to higher employee compensation and benefits and occupancy expense related to the new branches opened during the year. The Company's efficiency ratios were 63.48%, 66.48% and 76.73% in 1998, 1997 and 1996, respectively. The improvement in the efficiency ratio in 1998 and 1997 reflects the Company's continued efforts to control operating expenses and gain other efficiencies through such means as upgrading centralized computer systems. The following table presents the major categories of noninterest expense:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
                                                                        (DOLLARS IN THOUSANDS)
Employee compensation and benefits................................  $   9,898  $   8,940  $   8,048
Non-staff expenses:
  Occupancy.......................................................      4,907      3,843      3,330
  Data processing.................................................        580        465        283
  Professional fees...............................................        444        431        346
  Printing and supplies...........................................        432        369        519
  Consultants/contract labor......................................        419        556        454
  Telecommunications..............................................        414        349        317
  Advertising.....................................................        392        332        308
  Other real estate, net..........................................        374        474        199
  Director compensation...........................................        157        360        295
  Other noninterest expense.......................................      2,963      1,977      2,003
                                                                    ---------  ---------  ---------
    Total non-staff expenses......................................     11,082      9,156      8,054
                                                                    ---------  ---------  ---------
    Total noninterest expense.....................................  $  20,980  $  18,096  $  16,102
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    Employee compensation and benefits expense for the years ended December 31, 1998, 1997 and 1996, were $9.9 million, $8.9 million, and $8.0 million, respectively, reflecting increases of $1.0 million, $892,000 and $2.1 million during the same periods. The increase in 1998 resulted primarily from the costs associated with establishment of the Milam (Houston) branch which opened in early January of 1998. The increase in 1997 resulted principally from the effects of a full year of expenses for the four branches opened in 1996, and the addition of the Veterans Memorial (Houston) branch which opened in April of 1997. Additionally, staff was added to support the residential mortgage division and the factoring subsidiary. Total full-time equivalent employees at December 31, 1998, 1997 and 1996 were 280, 225 and 224, respectively.

    Non-staff expenses for 1998, 1997 and 1996 were $11.1 million, $9.2 million and $8.1 million, respectively, reflecting increases of $1.9 million or 20.7%, $1.1 million or 13.6%, and $2.1 million or 35.6%, respectively. The increase in 1998 was primarily due to the opening of two branches. The increase in 1997 was the result of a full year of higher occupancy expense from the increased number of operating branches as well as the cost of technology upgrades. The increase in 1996, was the result of expanding from four to eight branches and the opening of the loan production office. Additionally, during 1998 other real estate expenses declined by $100,000 due to reduced foreclosed properties, while in 1997 other real estate expenses increased approximately $275,000 in connection with the maintenance of an asset acquired by foreclosure in the second quarter until its sale in December of 1997.

    INCOME TAXES

    Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income on federal securities.

    Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. In 1998, income tax expense was $2.8 million, an increase of 55.6% over 1997. In 1997, income tax expense was $1.8 million, up $1.0 million or 123.6% from 1996 income tax expense of $809,000 as a result of a 111.0% increase in pre-tax income driven by strong internal loan growth. The income tax component of the Texas franchise tax was $193,000, $132,000 and $108,544, in 1998, 1997 and 1996,
respectively. The effective tax rates in 1998, 1997 and 1996, respectively, were 31.2%, 30.1% and 28.7%.

    IMPACT OF INFLATION

    The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

FINANCIAL CONDITION

    LOAN PORTFOLIO

    Total loans increased by $68.8 million or 19.7% to $417.7 million at December 31, 1998. This compares with an increase of $68.3 million or 24.3% to $348.9 million at December 31, 1997, from $280.6 million at December 31, 1996. The growth in loans reflected the improving local economy, the opening of new branches and the Company's investment in loan production capacity.

    For the years ended December 31, 1998, 1997 and 1996, the ratio of total loans to total deposits was 87.10%, 78.3% and 73.6%, respectively. For the same periods, total loans represented 71.1%, 69.1% and 65.7% of total assets, respectively.

    The following table summarizes the loan portfolio of the Company by type of loan:

                                                                  AS OF DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                     1998                    1997                    1996                  1995(1)
                             ---------------------  ----------------------  ----------------------  ----------------------
                              AMOUNT     PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                             ---------  ----------  ---------  -----------  ---------  -----------  ---------  -----------
                                                                (DOLLARS IN THOUSANDS)
Commercial and
  industrial...............  $ 256,311      60.73%  $ 193,355       54.77%  $ 133,564       47.05%  $  53,850       29.88%
Real estate mortgage
  Residential..............     11,795       2.80      11,797        3.35       8,703        3.07          --          --
  Commercial...............    103,677      24.57     110,860       31.40     104,425       36.78          --          --
                             ---------  ----------  ---------  -----------  ---------  -----------  ---------  -----------
                               115,472      27.37     122,657       34.75     113,128       39.85      94,411       52.38
                             ---------  ----------  ---------  -----------  ---------  -----------  ---------  -----------
Real estate construction
  Residential..............     10,842       2.57       9,859        2.79       1,543        0.54          --          --
  Commercial...............     17,769       4.21      11,750        3.33      16,096        5.67          --          --
                             ---------  ----------  ---------  -----------  ---------  -----------  ---------  -----------
                                28,611       6.78      21,609        6.12      17,639        6.21      11,772        6.53
                             ---------  ----------  ---------  -----------  ---------  -----------  ---------  -----------
Consumer and other.........     12,117       2.87      10,147        2.87      13,343        4.70      18,065       10.02
Factored receivables.......      9,506       2.25       5,249        1.49       6,217        2.19       2,147        1.19
                             ---------  ----------  ---------  -----------  ---------  -----------  ---------  -----------
Gross loans................    422,017     100.00%    353,017      100.00%    283,891      100.00%    180,245      100.00%
                                        ----------             -----------             -----------             -----------
                                        ----------             -----------             -----------             -----------
Less: unearned discounts,
  interest and deferred
  fees.....................     (4,331)                (4,107)                 (3,294)                 (3,039)
                             ---------              ---------               ---------               ---------
Total loans................  $ 417,686              $ 348,910               $ 280,597               $ 177,206
                             ---------              ---------               ---------               ---------
                             ---------              ---------               ---------               ---------


                                    1994(1)
                             ----------------------
                              AMOUNT      PERCENT
                             ---------  -----------

Commercial and
  industrial...............  $  39,022       30.56%
Real estate mortgage
  Residential..............         --          --
  Commercial...............         --          --
                             ---------  -----------
                                71,101       55.69
                             ---------  -----------
Real estate construction
  Residential..............         --          --
  Commercial...............         --          --
                             ---------  -----------
                                 3,284        2.57
                             ---------  -----------
Consumer and other.........     14,277       11.18
Factored receivables.......         --          --
                             ---------  -----------
Gross loans................    127,684      100.00%
                                        -----------
                                        -----------
Less: unearned discounts,
  interest and deferred
  fees.....................     (1,915)
                             ---------
Total loans................  $ 125,769
                             ---------
                             ---------

------------------------------

(1) The Company's loan portfolio records were historically categorized by collateral codes. In 1998, the Company recoded its loan portfolio to reflect the business purpose of the loans. Detailed information prior to 1996 is unavailable due to a system conversion in 1995.

    Each of the following principal lines of business is an outgrowth of the Company's expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the Asian and Hispanic communities:

    COMMERCIAL AND INDUSTRIAL LOANS. The primary lending focus of the Company is to small and medium-sized businesses in a wide variety of industries. The Company's commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company's commercial loans are underwritten on the basis of the borrower's ability to service such debt as reflected by cash flow projections. Commercial loans are generally secured by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 1998, approximately $144.4 million or 56.3% of the commercial and industrial loan portfolio was secured by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. Commercial loans are generally for amounts between $10,000 and $250,000, and as of December 31, 1998, the average commercial loan amount was $150,000. As of December 31, 1998, the Company's commercial and industrial loan portfolio totaled $256.3 million or 60.73% of the gross loan portfolio. At that date, the Company had a concentration of loans to hotels and motels of $57.9 million. Hotel and motel lending was originally targeted by the Company because of management's particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has decreased its emphasis in hotel and motel lending in order to further diversify its portfolio.

    COMMERCIAL MORTGAGE LOANS. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property's historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 1998, the Company had a commercial mortgage portfolio of $103.7 million.

    CONSTRUCTION LOANS. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contract. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of year end December 31, 1998, the Company had a real estate construction portfolio of $28.6 million, of which $10.8 million was residential and $17.8 million was commercial.

    RESIDENTIAL MORTGAGE BROKERAGE AND LENDING. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by the Federal National Mortgage Association ("FNMA") and the Houston Housing Partnership. The residential mortgage products generally amortize over five to 15 years and usually have a maximum term of five years. The Company solicits and receives a fee to process these residential mortgage loans, which are then pre-sold to and underwritten by third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and presold to third party mortgage companies decreased from $12.0 million in 1997 to $11.8 million at December 31, 1998. Since the Company does not fund these loans, there is no risk of nonpayment to the Company. The Company also makes five to seven year balloon residential mortgage loans with a 15 year amortization to its existing customers on a select basis, which are retained in the Company's portfolio. Residential mortgage collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. At December 31, 1998, the Company's residential mortgage portfolio totaled $11.8 million.

    GOVERNMENT GUARANTEED SMALL BUSINESS LENDING. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolio. As a Preferred Lender under the federally guaranteed SBA lending program, the Company's preapproved status allows it to quickly respond to customers' needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. Over the last six years, the Company has originated over $100.0 million in SBA guaranteed loans. As of December 31, 1998, the Company had $38.0 million in the retained portion of SBA loans, approximately $18.0 million of which was guaranteed by the SBA. For each of the last five years, the Company has been the second largest SBA loan originator in Houston in terms of dollar volume. SBA loan originations for the year ended December 31, 1998 were $28.6 million, an increase of $6.6 million from $22.0 million for the year ended December 31, 1997. Another source of government guaranteed lending is B&I Loans which are secured by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan.

    FACTORING. In 1994, the Company established an accounts receivable factoring subsidiary, Advantage, to provide financing to small and medium-sized businesses that have accounts receivable from predominantly Fortune 1,000 companies. In factoring receivables, Advantage relies heavily on the quality of the client's accounts receivable and the financial strength of the client's customers, who typically make their payments directly to a lockbox controlled by Advantage. As a result, these transactions are subject to risks relating to disputes between the Company's client and its customers in instances where the customer refuses to make payment. Advantage's clients are typically businesses that are experiencing rapid growth and have an increased demand for working capital, usually with annual sales between $1.0 million and $25.0 million. Advantage's volume of purchases has grown steadily since 1995, its first full year of operations, from $14.5 million in short-term (usually 30 day) accounts receivable from $51.3 million to

$80.9 million during 1998, an increase of 57.7%. At December 31, 1998, factored receivables outstanding totaled $9.5 million, compared with $5.2 million at December 31, 1997. In addition to enhancing profitability, many of the customers obtained through these efforts have established more traditional banking relationships with the Company.

    TRADE FINANCE. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank producer in the State of Texas. Trade finance credit facilities rely heavily on the quality of the business customer's accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. At December 31, 1998, the Company's aggregate trade finance portfolio commitments totaled approximately $10.3 million.

    The Company offers a wide variety of loan products to retail customers through its branch network in Houston and Dallas. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms and size of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan.

    The Company extends credit for the purpose of establishing long-term relationships with its customers. The Company mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Company looks to tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Company is engaged and that require all lenders to obtain appropriate approvals for the extension of credit. The Company also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

    Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company's legal loan limit is $6.1 million, the Company generally does not make loans larger than $3.0 million. Loans are approved by lending officers and the Directors Credit Committee pursuant to a lending authorization schedule delegated by the Directors Credit Committee which is based on each loan officer's credit experience and portfolio. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company's policies and procedures designed to minimize the risk of nonpayment with respect to outstanding loans are discussed under "--Nonperforming Assets."

    At year end December 31, 1998 and 1997, the Company had gross loan concentrations in the following industries. With the exception of the December 31, 1998 concentrations in the convenience/gasoline stations and grocery stores industries, all such amounts represent a concentration greater than 25% of capital.

                                                                         AS OF DECEMBER 31,
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Hotels/motels.........................................................  $  57,885  $  52,221
Retail centers........................................................     50,274     30,076
Restaurants...........................................................     17,474     27,613
Apartment buildings...................................................     15,994     23,972
Convenience/gasoline stations.........................................     11,364     11,022
Grocery stores........................................................      2,066      9,962

    The contractual maturity ranges of the commercial and industrial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1998 are summarized in the following table:

                                                                                AS OF DECEMBER 31, 1998
                                                                   -------------------------------------------------
                                                                                 AFTER ONE
                                                                   ONE YEAR OR  THROUGH FIVE  AFTER FIVE
                                                                      LESS         YEARS         YEARS       TOTAL
                                                                   -----------  ------------  -----------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Commercial and industrial........................................   $  67,676    $  132,386    $  56,248   $ 256,310
Real estate mortgage
  Residential....................................................         679         5,332        5,785      11,796
  Commercial.....................................................      14,379        75,528       13,770     103,677
Real estate construction
  Residential....................................................       7,199         3,643           --      10,842
  Commercial.....................................................         422         8,603        8,744      17,769
                                                                   -----------  ------------  -----------  ---------
    Total........................................................   $  90,355    $  225,492    $  84,547   $ 400,394
                                                                   -----------  ------------  -----------  ---------
                                                                   -----------  ------------  -----------  ---------
Loans with a predetermined interest rate.........................   $  31,468    $   42,078    $  17,040   $  90,586
Loans with a floating interest rate..............................      58,887       183,414       67,507     309,808
                                                                   -----------  ------------  -----------  ---------
Total............................................................   $  90,355    $  225,492    $  84,547   $ 400,394
                                                                   -----------  ------------  -----------  ---------
                                                                   -----------  ------------  -----------  ---------

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, ACCOUNTING FOR CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by Statement of Financial Accounting Standards No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES. Under Statement No. 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The implementation of Statement No. 114 did not have a material adverse affect on the Company's financial statements.

    NONPERFORMING ASSETS

    The Company believes that it has procedures in place to maintain a high quality loan portfolio. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review by an independent internal loan review department, quarterly review by an independent outside loan review company, Directors Credit Committee approval for large credit relationships and loan documentation procedures. The loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

    The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of management, full payment of loan principal or interest is in doubt. All loans past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. Otherwise, interest is recognized on a cash basis. In addition to nonaccrual loans, the Company evaluates on an ongoing basis additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.

    The Company updates appraisals on loans secured by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

    1998 VERSUS 1997. Nonperforming assets at December 31, 1998 and 1997 were $5.3 million and $3.3 million, respectively. Included in the nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $1.5 million for 1998.

    Nonperforming assets for the year ended December 31, 1998 increased by $2.0 million or 60.6%, to $5.3 million, from $3.3 million at year end 1997. The increase was the result of adding nine loans to nonaccrual status because they were 90 days or more past due. Since December 31, 1998, two loans totaling $60,000 were fully repaid and two loans totaling $522,000 have been brought current.

    1997 VERSUS 1996. Nonperforming assets at December 31, 1997 and 1996 were $3.3 million and $2.3 million, respectively. Included in the nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $571,000 for 1997.

    The increases in nonperforming assets for the years ended December 31, 1997 and 1996, were $949,000 or 40.9% and $340,000 or 17.2%, respectively. The increase in 1997 was primarily due to two loans made to one borrower. The first loan of $838,000 was repaid in February of 1998, and the second loan was paid in full in January of 1999.

    The following table presents information regarding nonperforming assets at the periods indicated:

                                                                                        AS OF DECEMBER 31,
                                                                       -----------------------------------------------------
                                                                         1998       1997       1996       1995       1994
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................................................  $   3,329  $   2,663  $   1,581  $   1,264  $     963
Accruing loans 90 days or more past due..............................      1,291         --         --        182          4
Other real estate....................................................        654        606        739        534        584
                                                                       ---------  ---------  ---------  ---------  ---------
  Total nonperforming assets.........................................  $   5,274  $   3,269  $   2,320  $   1,980  $   1,551
                                                                       ---------  ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------  ---------
Nonperforming assets to total loans and other real estate............       1.26%      0.94%      0.82%      1.11%      1.23%
Nonperforming assets to total assets.................................       0.90%      0.65%      0.54%      0.61%      0.67%

    At December 31, 1998, 1997 and 1996, loans for which the accrual of interest has been discontinued totaled approximately $3.3 million, $2.7 million and $1.5 million, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $181,000, $62,000 and $84,000 would have been accrued on these loans during the years ended December 31, 1998, 1997 and 1996, respectively.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses inherent in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function and the annual examination of the Company's financial statements by its independent accountants. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

    The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

    In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses.

    In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology.

    Beginning in December 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions, the Company allocates the allowance for loan losses according to management's assessments of risk inherent in the portfolio.

    For the year ended December 31, 1998, net loan charge-offs were $827,000 or 0.22% of average loans outstanding, compared with $1.9 million or 0.62% of average loans outstanding for 1997, and $1.6 million or 0.71% in net loan charge-offs for 1996. During 1998, the provision for loan losses increased slightly by $27,000 to $3.4 million. In 1997, the Company recorded a provision for loan losses of $3.4 million compared with $2.1 million for 1996. For 1997, the increase was primarily related to loan growth net of the impact of a $700,000 charge-off related to one credit during the year. At December 31, 1998, 1997 and 1996, the allowance for loan losses aggregated $6.1 million, $3.6 million and $2.1 million, or 1.46%, 1.02% and 0.76% of total loans, respectively.

    The following table presents an analysis of the allowance for loan losses and other related data:

                                                                         YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1998       1997       1996      1995(1)    1994(1)
                                                           ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Average loans outstanding................................  $ 368,394  $ 310,781  $ 223,514  $ 146,210  $ 118,762
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Total loans outstanding at end of year...................  $ 417,686  $ 348,910  $ 280,597  $ 177,206  $ 125,769
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Allowance for loan losses at beginning of year...........  $   3,569  $   2,141  $   1,612  $   1,264  $   1,345
Provision for loan losses................................      3,377      3,350      2,118        792        422
Charge-offs:
  Commercial and industrial..............................       (237)      (827)    (1,236)      (386)      (244)
  Real estate--mortgage..................................       (114)      (584)        --        (53)      (375)
  Real estate--construction..............................         --         --         --         --         --
  Consumer and other.....................................       (619)      (812)      (570)      (260)       (60)
                                                           ---------  ---------  ---------  ---------  ---------
    Total charge-offs....................................       (970)    (2,223)    (1,806)      (699)      (679)
                                                           ---------  ---------  ---------  ---------  ---------
Recoveries:
  Commercial and industrial..............................         77         79        146         98        100
  Real estate--mortgage..................................         17        156         --        108         56
  Real estate--construction..............................         16         --         --         --         --
  Consumer and other.....................................         33         66         71         49         20
                                                           ---------  ---------  ---------  ---------  ---------
    Total recoveries.....................................        143        301        217        255        176
                                                           ---------  ---------  ---------  ---------  ---------
Net loan charge-offs.....................................       (827)    (1,922)    (1,589)      (444)      (503)
                                                           ---------  ---------  ---------  ---------  ---------
Allowance for loan losses at end of year.................  $   6,119  $   3,569  $   2,141  $   1,612  $   1,264
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Ratio of allowance to end of period total loans..........       1.46%      1.02%      0.76%      0.91%      1.01%
Ratio of net loan charge-offs to average loans...........       0.22       0.62       0.71       0.30       0.42
Ratio of allowance to end of period nonperforming loans..     132.44     134.02     135.42     111.48     130.71

--------------------------

(1) The Company's loan portfolio records were historically categorized by collateral codes. In 1998, the Company recoded its loan portfolio to reflect the business purpose of the loans. Detailed information for charge-offs and recoveries by business purpose prior to 1996 is unavailable due to a system conversion in 1995. For years prior to 1996, charge-offs and recoveries were recorded by collateral code.

    The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                                AS OF DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                            1998                     1997                       1996
                                                    --------------------   ------------------------   ------------------------
                                                                PERCENT                    PERCENT                    PERCENT
                                                                OF LOANS                   OF LOANS                   OF LOANS
                                                                TO GROSS                   TO GROSS                   TO GROSS
                                                      AMOUNT     LOANS        AMOUNT        LOANS        AMOUNT        LOANS
                                                    ----------  --------   -------------   --------   -------------   --------
                                                                              (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable
  to:
  Commercial and industrial.......................   $   3,249    60.73%   $      1,414      54.77%   $      1,099      47.05%
  Real estate--mortgage...........................         725    27.37             883      34.75             620      39.85
  Real estate--construction.......................         139     6.78             111       6.12              88       6.21
  Consumer and other..............................         415     2.87             358       2.87             248       4.70
  Factored receivables............................         266     2.25             341       1.49              62       2.19
  Unallocated.....................................       1,325       --             462         --              24         --
                                                    ----------  --------         ------    --------         ------    --------
  Total allowance for loan losses.................   $   6,119   100.00%   $      3,569     100.00%   $      2,141     100.00%
                                                    ----------  --------         ------    --------         ------    --------
                                                    ----------  --------         ------    --------         ------    --------


                                                            1995(1)
                                                    ------------------------
                                                                    PERCENT
                                                                    OF LOANS
                                                                    TO GROSS
                                                       AMOUNT        LOANS
                                                    -------------   --------

Balance of allowance for loan losses applicable
  to:
  Commercial and industrial.......................  $        588      29.88%
  Real estate--mortgage...........................           620      52.38
  Real estate--construction.......................            29       6.53
  Consumer and other..............................           329      10.02
  Factored receivables............................            --       1.19
  Unallocated.....................................            46         --
                                                          ------    --------
  Total allowance for loan losses.................  $      1,612     100.00%
                                                          ------    --------
                                                          ------    --------


                                                            1994(1)
                                                    ------------------------
                                                                    PERCENT
                                                                    OF LOANS
                                                                    TO GROSS
                                                       AMOUNT        LOANS
                                                    -------------   --------

Balance of allowance for loan losses applicable
  to:
  Commercial and industrial.......................  $        461      30.56%
  Real estate--mortgage...........................           486      55.69
  Real estate--construction.......................            23       2.57
  Consumer and other..............................           258      11.18
  Factored receivables............................            --         --
  Unallocated.....................................            36         --
                                                          ------    --------
  Total allowance for loan losses.................  $      1,264     100.00%
                                                          ------    --------
                                                          ------    --------

------------------------------

(1) The Company's loan portfolio records were historically categorized by collateral codes. In 1998, the Company recoded its loan portfolio to reflect the business purpose of the loans. Detailed information for the allowance for loan losses by business purpose prior to 1996 is unavailable due to a system conversion in 1995. For years prior to 1996, the allowance for loan losses was recorded by collateral code.

    SECURITIES

    The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 1998, securities totaled $123.2 million, an increase of $10.6 million or 9.41% from $112.6 million in 1997. At December 31, 1997, securities increased $8.9 million to $112.6 million from $103.7 million at December 31, 1996. Growth in 1998 was due primarily to an increase in fixed rate mortgage-backed securities which were funded by $25 million in borrowings from the Federal Home Loan Bank (the "FHLB"). The 1997 increase occurred primarily in U.S. Government securities and the small increase in the portfolio as compared with the overall asset growth reflected the Company's use of funds from customers' deposits to fund loans. During 1996, securities decreased $7.1 million from $110.8 million at December 31, 1995, reflecting the increase in the loan portfolio.

    The Company follows Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. The Company does not have a trading account. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of other comprehensive income in shareholders' equity until realized.

    The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                                   AS OF DECEMBER 31, 1998                        AS OF DECEMBER 31, 1997
                                      --------------------------------------------------  ---------------------------------------
                                                      GROSS         GROSS                                 GROSS         GROSS
                                       AMORTIZED   UNREALIZED    UNREALIZED      FAIR      AMORTIZED   UNREALIZED    UNREALIZED
                                         COST         GAIN          LOSS         VALUE       COST         GAIN          LOSS
                                      -----------  -----------  -------------  ---------  -----------  -----------  -------------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities............   $   1,984    $      88     $      --    $   2,072   $   2,977    $      63     $      --
U.S. Government agency securities...      66,809          775          (225)      67,359      22,911          697            --
Municipal securities................       9,910          578            --       10,488      10,320          575            --
Other securities....................       3,704           --            --        3,704       4,069           --            --
                                      -----------  -----------        -----    ---------  -----------  -----------        -----
  Total securities..................   $  82,407    $   1,441     $    (225)   $  83,623   $  40,277    $   1,335     $      --
                                      -----------  -----------        -----    ---------  -----------  -----------        -----
                                      -----------  -----------        -----    ---------  -----------  -----------        -----


                                        FAIR
                                        VALUE
                                      ---------

U.S. Treasury securities............  $   3,040
U.S. Government agency securities...     23,608
Municipal securities................     10,895
Other securities....................      4,069
                                      ---------
  Total securities..................  $  41,612
                                      ---------
                                      ---------

    The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                                    AS OF DECEMBER 31, 1998                         AS OF DECEMBER 31, 1997
                                      ----------------------------------------------------  ---------------------------------------
                                                       GROSS          GROSS                                 GROSS         GROSS
                                       AMORTIZED    UNREALIZED     UNREALIZED      FAIR      AMORTIZED   UNREALIZED    UNREALIZED
                                         COST          GAIN           LOSS         VALUE       COST         GAIN          LOSS
                                      -----------  -------------  -------------  ---------  -----------  -----------  -------------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Government agency securities...   $  30,979     $     569      $      (7)   $  31,541   $  63,642    $     924     $    (141)
Municipal securities................       8,588           264            (63)       8,789       7,370          211            --
                                      -----------        -----            ---    ---------  -----------  -----------        -----
  Total securities..................   $  39,567     $     833      $     (70)   $  40,330   $  71,012    $   1,135     $    (141)
                                      -----------        -----            ---    ---------  -----------  -----------        -----
                                      -----------        -----            ---    ---------  -----------  -----------        -----


                                        FAIR
                                        VALUE
                                      ---------

U.S. Government agency securities...  $  64,425
Municipal securities................      7,581
                                      ---------
  Total securities..................  $  72,006
                                      ---------
                                      ---------

    The following table summarizes the contractual maturity of investment securities at amortized cost (including federal funds sold and other temporary investments) and their weighted average yields. No tax-equivalent adjustments were made.

                                                               AS OF DECEMBER 31, 1998
                           ------------------------------------------------------------------------------------------------
                                                      AFTER ONE YEAR BUT      AFTER FIVE YEARS BUT
                              WITHIN ONE YEAR         WITHIN FIVE YEARS         WITHIN TEN YEARS        AFTER TEN YEARS
                           ----------------------  ------------------------  ----------------------  ----------------------
                            AMOUNT       YIELD       AMOUNT        YIELD      AMOUNT       YIELD      AMOUNT       YIELD
                           ---------     -----     -----------     -----     ---------     -----     ---------     -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury
  securities.............  $      --          --%   $   1,984         6.27%  $      --          --%  $      --          --%
U.S. Government agency
  securities.............         --          --        4,733         6.68      17,547        5.89      75,508        6.68
Municipal securities.....         --          --        1,067         4.25      10,494        5.24       6,937        5.30
Federal funds sold.......     14,287        6.08           --           --          --          --          --          --
Temporary investments....         --          --           --           --          --          --          --          --
Other securities.........      3,149        5.78           --           --          --          --         555        6.00
                           ---------         ---   -----------         ---   ---------         ---   ---------         ---
  Total securities.......  $  17,436        6.02%   $   7,784         6.24%  $  28,041        5.65%  $  83,000        6.56%
                           ---------         ---   -----------         ---   ---------         ---   ---------         ---
                           ---------         ---   -----------         ---   ---------         ---   ---------         ---


                                   TOTAL
                           ----------------------
                            AMOUNT       YIELD
                           ---------     -----

U.S. Treasury
  securities.............  $   1,984        6.27%
U.S. Government agency
  securities.............     97,788        6.54
Municipal securities.....     18,498        5.21
Federal funds sold.......     14,287        6.08
Temporary investments....         --          --
Other securities.........      3,704        5.81
                           ---------         ---
  Total securities.......  $ 136,261        6.29%
                           ---------         ---
                           ---------         ---

    The following table summarizes the carrying value and classification of securities:

                                                                      AS OF DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Available-for-sale............................................  $  83,623  $  41,612  $  25,626
Held-to-maturity..............................................     39,567     71,012     78,054
                                                                ---------  ---------  ---------
  Total securities............................................  $ 123,190  $ 112,624  $ 103,680
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    U.S. Government agency securities include mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the FNMA and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Included in the Company's mortgage-backed securities at years ended December 31, 1998 and 1997, respectively, were $7.0 million and $1.0 million in agency-issued collateral mortgage obligations.

    As of the years ended December 31, 1998 and 1997, respectively, 50.6% and 35.9% of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. At December 31, 1998, approximately $9.1 million of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly, are less susceptible to declines in value should interest rates increase.

    DERIVATIVES

    As of December 31, 1998 and 1997, the Company did not have any off-balance sheet derivative contracts outstanding. However, the securities portfolio did contain some securities with options callable by the issuers. In a declining interest rate environment, the likelihood that these options will be called may increase.

    DEPOSITS

    The Company's lending and investing activities are funded principally by deposits, approximately 44.6% of which were demand, savings and money market deposits at December 31, 1998. Average noninterest-bearing deposits at December 31, 1998 were $80.5 million compared with $64.9 million at year end 1997, an increase of $15.6 million or 24.0%. Approximately 16.8% of average deposits for the year ended December 31, 1998 were noninterest-bearing. The amount of deposits grew due to the opening of new branches and the sale of certificates of deposit in established branches. Average total deposits during 1998 increased by 14.6% to $477.8 million. Average total deposits during 1997 increased to $416.9 million from $333.4 million in 1996, an increase of $83.5 million or 25.0%. The increase resulted primarily from the three branches opened in 1996, which contributed $30.8 million of the increase, and from strong growth at established branches. The Company's ratios of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 1998, 1997 and 1996 were 16.8%, 15.6% and 15.9%, respectively.

    As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts as well as from corporations seeking to place deposits in minority-owned businesses, such as the Company. These time deposits generally renew at maturity and have provided a stable base of time deposits. Unlike other financial institutions, where large time deposits are often considered volatile, the Company believes that based on its historical experience its large time deposits have core-type characteristics. It has been the Company's experience that, generally, Asian customers and customers near retirement age have a higher proportion of savings in time deposits than in other investment vehicles because of the security provided by FDIC insurance. In pricing its time deposits, the Company seeks to be competitive but generally prices near the middle of a given market. Of the $132.6 million of time deposits greater than $100,000 at December 31, 1998, accounts totaling $78.5 million have been with the Company longer than one year.

    The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented below:

                                                                                    YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                                      1998                    1997                    1996
                                                             ----------------------  ----------------------  ----------------------
                                                              AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                                             ---------     -----     ---------     -----     ---------     -----
                                                                                     (DOLLARS IN THOUSANDS)
Interest-bearing deposits:
  Money market checking....................................  $  30,109        2.60%  $  26,765        2.60%  $  24,664        2.59%
  Savings and money market deposits........................     90,328        3.61      76,799        3.56      66,992        3.54
  Time deposits less than $100,000.........................    151,356        5.37     145,004        5.41     113,172        5.32
  Time deposits $100,000 and over..........................    125,548        5.69     103,443        5.64      75,398        5.65
                                                             ---------         ---   ---------         ---   ---------         ---
    Total interest-bearing deposits........................  $ 397,341        4.86     352,011        4.86     280,226        4.74
Noninterest-bearing deposits...............................     80,452          --      64,884          --      53,129          --
                                                             ---------         ---   ---------         ---   ---------         ---
    Total deposits.........................................  $ 477,793        4.04%  $ 416,895        4.11%  $ 333,355        3.99%
                                                             ---------         ---   ---------         ---   ---------         ---
                                                             ---------         ---   ---------         ---   ---------         ---

    The following table sets forth the amount of the Company's time deposits that are $100,000 or greater by time remaining until maturity:

                                                                                   AS OF
                                                                             DECEMBER 31, 1998
                                                                            --------------------
                                                                                (DOLLARS IN
                                                                                 THOUSANDS)
Three months or less......................................................       $   40,120
Over three through six months.............................................           23,563
Over six through 12 months................................................           49,623
Over 12 months............................................................           19,303
                                                                                   --------
  Total...................................................................       $  132,609
                                                                                   --------
                                                                                   --------

    OTHER BORROWINGS

    During the third quarter of 1998, the Company obtained two ten-year loans totaling $25.0 million from the FHLB of Dallas to further leverage its balance sheet. The loans bear interest at the average rate of 5.0% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts and have a maturity of 14 days or less.

    Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $7.0 million, $7.0 million and $12.0 million at December 31, 1998, 1997 and 1996, respectively.

    The following table presents the categories of other borrowings by the
Company:

                                                                      AS OF DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Federal funds purchased and securities sold under repurchase agreements:
  on December 31..............................................  $  25,000  $   5,000  $   5,000
  average during the year.....................................        860      1,804      1,227
  maximum month-end balance during the year...................     25,000      7,000      5,000
FHLB notes:
  on December 31..............................................  $  25,000  $  15,900  $   8,800
  average during the year.....................................     12,673     16,084      9,647
  maximum month-end balance during the year...................     25,000     18,800     11,800
Other short-term borrowings:
  on December 31..............................................  $      43  $     711  $     766
  average during the year.....................................        487        678        736
  maximum month-end balance during the year...................        649      1,296        921

    At December 31, 1997, FHLB notes consisted of prepayable floating rate notes scheduled to mature during the fourth quarter of 1998, with total principal outstanding of $15.9 million and interest rates that reset periodically based on the six-month London Interbank Offered Rate ("LIBOR Rate") (5.84% at December 31, 1997) plus an adjustment ranging from minus 15 to plus five basis points. At December 31, 1996, FHLB notes outstanding totaled $8.8 million and had an interest rate which reset periodically based on the three-month LIBOR Rate (5.81% at December 31, 1996) plus 14 basis points. These borrowings require the maintenance of certain levels of collateral.

    INTEREST RATE SENSITIVITY

    The Company's Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

    Interest rate risk is managed by the Asset and Liability Committee ("ALCO") which is composed of directors and senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

    The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company has not entered into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

    An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

    The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1998:

                                                                    VOLUMES SUBJECT TO REPRICING WITHIN
                                        -------------------------------------------------------------------------------------------
                                                                                                               GREATER
                                          0-30       31-180      180-365       1-3         3-5       5-10      THAN 10
                                          DAYS        DAYS         DAYS       YEARS       YEARS      YEARS      YEARS       TOTAL
                                        --------    ---------    --------    --------    -------    -------    --------    --------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Securities..........................  $ 16,535    $  20,970    $ 13,429    $ 18,929    $10,648    $18,260    $ 24,419    $123,190
  Total loans.........................   295,550       37,977      24,212      36,525     18,678      4,504         240     417,686
  Federal funds sold and other
    temporary investments.............    14,287           --          --          --         --         --          --      14,287
                                        --------    ---------    --------    --------    -------    -------    --------    --------
  Total interest-earning assets.......   326,372       58,947      37,641      55,454     29,326     22,764      24,659     555,163
Interest-bearing liabilities:
  Demand, money market and savings
    deposits..........................        --       51,726      25,893      51,786         --         --          --     129,405
  Time deposits.......................    39,613      110,652      87,472      25,839      2,005         --          --     265,581
  Other borrowings....................    25,043           --          --          --         --     25,000          --      50,043
                                        --------    ---------    --------    --------    -------    -------    --------    --------
  Total interest-bearing
    liabilities.......................    64,656      162,378     113,365      77,625      2,005     25,000          --     445,029
                                        --------    ---------    --------    --------    -------    -------    --------    --------
  Period GAP..........................  $261,716    $(103,431)   $(75,724)   $(22,171)   $27,321    $(2,236)   $ 24,659    $110,134
  Cumulative GAP......................   261,716      158,285      82,561      60,390     87,711     85,475     110,134
  Period GAP to total assets..........     44.56%      (17.61)%    (12.89)%     (3.78)%     4.65%     (0.38)%      4.20%
  Cumulative GAP to total assets......     44.56%       26.95%      14.06%      10.28%     14.93%     14.55%      18.75%
  Cumulative interest-earning assets
    to cumulative interest-bearing
    liabilities.......................    504.78%      169.72%     124.25%     114.45%    120.88%    119.21%     124.75%

    The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $261.7 million, $158.3 million and $82.6 million, respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. The Company is aware of this imbalance and has initiated strategies to lower the positive GAP by emphasizing the origination of fixed rate loans while shortening the terms of fixed rate liability products. GAP reflects a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company's Rate Committee and the ALCO review the Company's interest rate risk position on a weekly and monthly basis, respectively.

    As a financial institution, the Company's primary component of market risk is interest rate volatility, primarily in the prime lending rate. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

    The Company's exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify, monitor and accept the risks.

    The Company applies an economic value of equity ("EVE") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, EVE is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk by measuring the change in the EVE that would result from a theoretical instantaneous and sustained 200 basis point shift in market interest rates.

    Presented below, as of December 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

                                                                 EVE AS A % OF
                                                                PRESENT VALUE OF
                    $ CHANGE IN EVE                                  ASSETS
                      (DOLLARS IN                            ----------------------
CHANGE IN RATES       THOUSANDS)          % CHANGE IN EVE     EVE RATIO    CHANGE
---------------  ---------------------  -------------------  -----------  ---------
     -200 bp           $     604                  1.04%           9.82%        6 bp
        0 bp                  --                    --            9.76%          --
     +200 bp              (4,388)                (7.54)%          9.13%     (63) bp

    The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 1998 was 1.04% compared with 5.37% as of December 31, 1997. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 1998 of (7.54%) was substantially less than the (26.45%) change as of December 31, 1997.

    The Company has attempted to narrow the bands of extremes in the investment portfolio's performance acknowledging that some earnings opportunities must be allowed to pass in the interest of minimizing extreme losses during periods of volatile interest rates. During the third and fourth quarters of 1998, declining interest rates caused increased prepayment speeds in the Company's mortgage-backed securities as well as accelerating call activity in U.S. Government agency fixed income securities. As a result of a shift in investment philosophy combined with calls and increased prepayments, management has been able to restructure the portfolio and reduce the negative convexity.

    The Company's EVE is most directly affected by the convexity and duration of its investment portfolio. The duration and negative convexity of the Company's investment portfolio produce disproportionate effects on the value of the portfolio with changes in interest rates. Convexity measures the percentage of portfolio price appreciation or depreciation relative to a decrease or increase in interest rates. The higher the negative convexity, the greater the decline in the value of a fixed income security as interest rates increase. The Company's investment portfolio is primarily comprised of long-term, fixed income securities, the value of which would be adversely affected in a rising interest rate environment.

    Management believes that the EVE methodology overcomes three shortcomings of the typical maturity GAP methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the EVE method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

    As with any method of gauging interest rate risk, however, there are certain shortcomings inherent to the EVE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historical rate patterns which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or repricing will react identically to changes in rates. In reality, the market value of certain types of financial instruments may adjust in anticipation of changes in market rates, while any adjustment in the valuation of other types of financial instruments may lag behind the change in general market rates. Additionally, the EVE methodology does not reflect the full impact of contractual restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from time deposits may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on the ability of adjustable-rate loan clients to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

    The prime rate in effect for both December 31, 1998 and December 31, 1997 was 7.75% and 8.50%, respectively. Management believes that in the short term the prime rate will remain relatively stable.

    LIQUIDITY

    Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are met primarily by financing activities, which consist mainly of growth in time deposits, supplemented by available investment securities held-for-sale, other borrowings and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

    The Company uses federal funds purchased and other borrowings as funding sources and in its management of interest rate risk. Federal funds purchased generally represent overnight borrowings. Other borrowings principally consist of U.S. Treasury tax note option accounts that have maturities of 14 days or less and borrowings from the FHLB.

    FHLB advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short-Term Fixed," requires delivery of eligible securities for collateral. Maturities under this program range from one to 35 days. At year-end 1998, the Company had $25.0 million in borrowings under this program. The Company currently maintains some of its investment securities in safekeeping at the FHLB of Dallas.

    The second borrowing program, the "Blanket Borrowing Program," is under a borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 75% of the Company's one- to four-family mortgage loans. At December 31, 1998, the Company had fully utilized the potential borrowings available under this program.

    CAPITAL RESOURCES

    Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve Board and the OCC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

    The risk-based capital standards of the Federal Reserve Board require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

    The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

    Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The most recent notification from the OCC as of December 1997 classified the Bank as "adequately capitalized" for purposes of the OCC's prompt corrective action regulations. However, based on the Bank's capital ratios as of December 31, 1998, the Bank meets the requirements to be classified as "well capitalized" for purposes of the OCC's prompt corrective action regulations. See "Business--Supervision and Regulation--The Company" and "--The Bank."

    Shareholders' equity increased from $30.5 million at December 31, 1997 to $50.0 million at December 31, 1998, an increase of $19.5 million or 64.0%. This increase was primarily the result of the IPO proceeds in the amount of $13.1 million and net income of $6.1 million for the year ended December 31, 1998.

    The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 to the minimum and well-capitalized regulatory standards:

                                                                                          ACTUAL RATIO AT
                                                                                            DECEMBER 31,
                                                    MINIMUM REQUIRED   WELL CAPITALIZED         1998
                                                    ----------------   ----------------   ----------------
The Company
  Leverage ratio..................................         3.00%(1)       N/A                      8.83%
  Tier 1 risk-based capital ratio.................         4.00           N/A                     11.73
  Risk-based capital ratio........................         8.00           N/A                     12.98
The Bank
  Leverage ratio..................................         3.00%(2)             5.00%              7.21%
  Tier 1 risk-based capital ratio.................         4.00                 8.00               9.56
  Risk-based capital ratio........................         8.00                10.00              10.81

--------------------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

YEAR 2000 COMPLIANCE

    GENERAL

    The Year 2000 risk involves computer programs and computer software that is not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If the Company, its suppliers, and its borrowers do not address these issues, there could be a material adverse impact on the Company's financial condition or results of operations.

    STATE OF READINESS

    The Company formally initiated its Year 2000 project and plan in November 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting into IT systems test data which simulates the Year 2000 date change and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. Each of the Company's third party vendors and software providers has demonstrated and represented that the products provided are or will be Year 2000 compliant. The Company's service bureau, which previously performed substantially all of the Company's data processing functions, has warranted in writing that its software is Year 2000 compliant. In the fourth quarter of 1998, the Company purchased hardware and core banking application software and in the first quarter of 1999, began performing all data processing functions in-house. The data processing software purchased by the Company is the same software that was used by the Company's service bureau. Based on the results of testing conducted by the Company, management believes that the Company's in-house system is Year 2000 compliant. Management believes the purchase and processing of data in-house will not have a significant impact on the Company's ability to comply with Year 2000 issues.

    The Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems and (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified.

    COSTS OF COMPLIANCE

    Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $30,000 to address Year 2000 issues. As of December 31, 1998, the Company had not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

    RISKS RELATED TO THIRD PARTIES

    The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $200,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 69.0% of all depositors with balances of $200,000 or greater, which is approximately 10.0% of the Company's total dollar deposit base, and all of its borrowers of $250,000 or more, which is approximately 69.0% of the Company's total dollar loan base. This survey was completed in the third quarter of 1998. As of the date of this Form 10-K, substantially all of the borrowers with aggregate credit facilities greater than $250,000 and approximately 57.0% of depositors have responded to the survey and all of those customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. To the extent a problem has been identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form as an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. The Company relies on the Federal Reserve Bank of Dallas for electronic fund transfers who has assured the Company that its systems are Year 2000 compliant.

    CONTINGENCY PLAN

    The Company has finalized its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to two weeks without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve Bank of Dallas is unable to handle electronic funds transfers, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 non-compliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $300,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards for reporting and displaying comprehensive income and its components in an entity's financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income as a separate component in the equity section of a statement of financial position. This statement is effective for reporting periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of Statement No. 130 had no impact on the Company's earnings, liquidity or capital resources.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. This statement is effective for reporting periods beginning after December 15, 1997. The Company reviewed the application of Statement No. 131 and has determined there is only one segment to report in the future.

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), which will become effective for financial statements for the calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company is assessing how the capitalization of these costs, which are currently expensed by the Company, will affect its earnings, liquidity, or capital resources. Management does not believe the impact of adoption will be material.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement becomes effective for reporting periods beginning after June 15, 1999, and will not be applied retroactively. Statement No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting from changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a from commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity." The Company's principal market risk exposure is to interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the market risk of the Company's financial instruments, see "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity." The Company's principal market risk exposure is to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Board of Directors has appointed Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 1999. PricewaterhouseCoopers LLP served as the Company's independent audit firm during fiscal year 1998, however, on March 8, 1999, PricewaterhouseCoopers LLP was notified that they would be dismissed as independent auditors upon the issuance of their report on the Company's 1998 financial statements and their review of this Form 10-K. The decision to change accountants was recommended by the Audit Committee and was approved by the Company's Board of Directors.

    None of the reports of PricewaterhouseCoopers LLP for the past two years ended December 31, 1998 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, in connection with the audits of the Company's financial statements during the two most recent fiscal years ended December 31, 1998, and subsequent interim period prior to the dismissal of PricewaterhouseCoopers LLP, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their reports.

    In accordance with the rules of the Commission, the Company provided PricewaterhouseCoopers LLP a copy of the disclosures filed with the Commission on Form 8-K and requested PricewaterhouseCoopers LLP to furnish it with a letter addressed to the Commission stating whether or not PricewaterhouseCoopers LLP agreed with the statements made by the Company in such filing and, if not, stating the respects in which it did not agree. A copy of this letter is attached as Exhibit 16.1 to both the Company's Form 8-K filed on March 15, 1999 and to this Form 10-K.

    Effective March 12, 1999, the Board of Directors appointed Deloitte & Touche LLP as its principal accountant to audit the Company's 1999 financial statements. During the Company's two most recent fiscal years ended December 31, 1998 and subsequent interim period prior to the engagement of Deloitte & Touche LLP, neither the Company, nor anyone on its behalf, consulted Deloitte & Touche LLP regarding (i) the application of accounting principles to a specified completed or proposed transaction or the type of opinion that Deloitte & Touche LLP might render on the Company's financial statements or (ii) any matter that was the subject of a disagreement between the Company and PricewaterhouseCoopers LLP as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information under the captions "Election of Directors", "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to

Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "1999 Proxy Statement"), is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Interests of Management and Others in Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

    All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

    Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to
             Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-62667) (the
             "Registration Statement")).

       3.2   Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the
             Registration Statement).

       4     Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

      10.1   Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware,
             Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration
             Statement).

      10.2   Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the
             Registration Statement).

      10.3   MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to
             Exhibit 10.3 to the Registration Statement).

      10.4   MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to
             Exhibit 10.4 to the Registration Statement).

      10.5   MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

      10.6*  First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan.

      16.1   Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated herein by reference to Exhibit 16.1 to the Company's Form 8-K filed on March 15, 1999).

      21     Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the
             Registration Statement).

     27*     Financial Data Schedule.

------------------------

*   Filed herewith.

REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K on March 15, 1999 to report the notification of the dismissal of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ended December 31, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  METROCORP BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................     F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................     F-3

Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.....................     F-4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.......     F-5

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and
  1996.....................................................................................................     F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.................     F-7

Notes to Consolidated Financial Statements.................................................................     F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MetroCorp Bancshares, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 19, 1999

                           METROCORP BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS

Cash and cash equivalents:
  Cash and due from banks.................................................................  $   21,606  $   17,979
  Federal funds sold and other temporary investments......................................      14,287      13,239
                                                                                            ----------  ----------
    Total cash and cash equivalents.......................................................      35,893      31,218
Investment securities available-for-sale..................................................      83,623      41,612
Investment securities held-to-maturity....................................................      39,567      71,012
Loans, net................................................................................     411,567     345,341
Premises and equipment, net...............................................................       8,151       8,073
Accrued interest receivable...............................................................       3,251       3,141
Deferred income taxes.....................................................................       3,025       1,630
Due from customers on acceptances.........................................................         865       1,460
Other real estate and repossessed assets, net.............................................         675         606
Other assets..............................................................................         691         958
                                                                                            ----------  ----------
    Total assets..........................................................................  $  587,308  $  505,051
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing.....................................................................  $   84,520  $   74,590
  Interest-bearing........................................................................     394,986     371,269
                                                                                            ----------  ----------
    Total deposits........................................................................     479,506     445,859
Federal funds purchased...................................................................      25,000       5,000
Other borrowings..........................................................................      25,043      16,611
Accrued interest payable..................................................................       1,030       1,036
Income taxes payable......................................................................          20       1,066
Acceptances outstanding...................................................................         865       1,460
Other liabilities.........................................................................       5,820       3,513
                                                                                            ----------  ----------
    Total liabilities.....................................................................     537,284     474,545
Commitments and contingencies (Note 14)...................................................          --          --
Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares authorized, none of which are issued
    and outstanding.......................................................................          --          --
  Common stock, $1.00 par value, 20,000,000 shares authorized; 7,004,560 and 5,556,248,
    shares issued and outstanding, respectively...........................................       7,005       5,655
  Additional paid-in capital..............................................................      24,569      12,795
  Retained earnings.......................................................................      17,702      12,003
  Accumulated other comprehensive income..................................................         748         808
  Treasury stock, at cost (98,312 shares at December 31, 1997)............................          --        (755)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      50,024      30,506
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  587,308  $  505,051
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Interest income:
  Loans..........................................................................  $  39,219  $  33,028  $  23,884
  Investment securities:
    Taxable......................................................................      6,312      6,161      6,103
    Tax-exempt...................................................................        964        968        817
  Federal funds sold and other temporary investments.............................      1,201        998        719
                                                                                   ---------  ---------  ---------
      Total interest income......................................................     47,696     41,155     31,523
                                                                                   ---------  ---------  ---------
Interest expense:
  Time deposits..................................................................     15,267     13,685     10,275
  Demand and savings deposits....................................................      4,041      3,430      3,010
  Other borrowings...............................................................        744      1,023        642
                                                                                   ---------  ---------  ---------
      Total interest expense.....................................................     20,052     18,138     13,927
                                                                                   ---------  ---------  ---------
Net interest income..............................................................     27,644     23,017     17,596
Provision for loan losses........................................................      3,377      3,350      2,118
                                                                                   ---------  ---------  ---------
Net interest income after provision for loan losses..............................     24,267     19,667     15,478
                                                                                   ---------  ---------  ---------
Noninterest income:
  Service charges on deposit accounts............................................      3,364      2,248      1,981
  Other loan-related fees........................................................      1,371      1,440        972
  Letters of credit commissions and fees.........................................        392        357        359
  Gain on sale of investment securities, net.....................................        202        189         56
  Other noninterest income.......................................................        280        157         78
                                                                                   ---------  ---------  ---------
      Total noninterest income...................................................      5,609      4,391      3,446
                                                                                   ---------  ---------  ---------
Noninterest expense:
  Employee compensation and benefits.............................................      9,898      8,940      8,048
  Occupancy......................................................................      4,907      3,843      3,330
  Other real estate, net.........................................................        374        474        199
  Data processing................................................................        580        465        283
  Professional fees..............................................................        444        431        346
  Advertising....................................................................        392        332        308
  Other noninterest expense......................................................      4,385      3,611      3,588
                                                                                   ---------  ---------  ---------
      Total noninterest expense..................................................     20,980     18,096     16,102
                                                                                   ---------  ---------  ---------
Income before provision for income taxes.........................................      8,896      5,962      2,822
Provision for income taxes.......................................................      2,777      1,794        809
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   6,119  $   4,168  $   2,013
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings per common share:
  Basic..........................................................................  $    1.08  $    0.75  $    0.38
  Diluted........................................................................  $    1.06  $    0.74  $    0.37
Weighted average shares outstanding:
  Basic..........................................................................      5,691      5,581      5,364
  Diluted........................................................................      5,749      5,616      5,444

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Net income...........................................................................  $   6,119  $   4,168  $   2,013
                                                                                       ---------  ---------  ---------
Other comprehensive income (loss), net of tax (see Note 8):
  Unrealized gains (losses) on investment securities, net:
    Unrealized holding gains (losses) arising during the period......................         73        538        (69)
Less: reclassification adjustment for gains included in net income...................       (133)      (125)       (65)
                                                                                       ---------  ---------  ---------
    Other comprehensive income (loss)................................................        (60)       413       (134)
                                                                                       ---------  ---------  ---------
    Total comprehensive income.......................................................  $   6,059  $   4,581  $   1,879
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                              COMMON STOCK        ADDITIONAL                ACCUMULATED OTHER   TREASURY
                                        ------------------------    PAID-IN     RETAINED      COMPREHENSIVE     STOCK, AT
                                          SHARES       AT PAR       CAPITAL     EARNINGS      INCOME (LOSS)       COST
                                        -----------  -----------  -----------  -----------  -----------------  -----------
Balance at January 1, 1996............       5,364    $   5,364    $  11,804    $   5,822       $     529       $      --
Other comprehensive loss..............          --           --           --           --            (134)             --
Net income............................          --           --           --        2,013              --              --
                                             -----   -----------  -----------  -----------          -----           -----
Balance at December 31, 1996..........       5,364        5,364       11,804        7,835             395              --
Issuance of common stock..............         211          211          789           --              --              --
Repurchase of common stock............         (99)          --           --           --              --            (755)
Exercise of stock options and related
  tax benefit.........................          80           80          202           --              --              --
Other comprehensive income............          --           --           --           --             413              --
Net income............................          --           --           --        4,168              --              --
                                             -----   -----------  -----------  -----------          -----           -----
Balance at December 31, 1997..........       5,556        5,655       12,795       12,003             808            (755)
Repurchase of common stock............         (26)          --           --           --              --            (204)
Shares issued for incentive plans.....          33           --           --           --              --             254
Sale of treasury stock................          92           --           53           --              --             705
Other comprehensive income............          --           --           --           --             (60)             --
Issuance of common stock..............       1,350        1,350       11,721           --              --              --
Net income............................          --           --                     6,119              --              --
Dividends.............................          --           --           --         (420)             --              --
                                             -----   -----------  -----------  -----------          -----           -----
Balance at December 31, 1998..........       7,005    $   7,005    $  24,569    $  17,702       $     748       $      --
                                             -----   -----------  -----------  -----------          -----           -----
                                             -----   -----------  -----------  -----------          -----           -----


                                          TOTAL
                                        ---------
Balance at January 1, 1996............  $  23,519
Other comprehensive loss..............       (134)
Net income............................      2,013
                                        ---------
Balance at December 31, 1996..........     25,398
Issuance of common stock..............      1,000
Repurchase of common stock............       (755)
Exercise of stock options and related
  tax benefit.........................        282
Other comprehensive income............        413
Net income............................      4,168
                                        ---------
Balance at December 31, 1997..........     30,506
Repurchase of common stock............       (204)
Shares issued for incentive plans.....        254
Sale of treasury stock................        758
Other comprehensive income............        (60)
Issuance of common stock..............     13,071
Net income............................      6,119
Dividends.............................       (420)
                                        ---------
Balance at December 31, 1998..........  $  50,024
                                        ---------
                                        ---------

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  -----------
Cash flows from operating activities:
  Net income.................................................................  $    6,119  $    4,168  $     2,013
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation...........................................................       2,096       1,689        1,391
    Provision for loan losses................................................       3,377       3,350        2,118
    Gain on sales of investment securities, net..............................        (202)       (189)         (56)
    Loss (gain) on sales of other real estate................................         200         (28)          35
    Deferred loan fees.......................................................         204       1,010          855
    Deferred income taxes....................................................      (1,354)       (660)        (361)
    Changes in:
      Accrued interest receivable............................................        (110)       (324)        (696)
      Accrued interest payable...............................................          (6)        112          115
      Other liabilities......................................................       1,887          20          891
      Income taxes payable...................................................      (1,046)      1,066         (361)
      Other..................................................................        (357)       (253)          56
                                                                               ----------  ----------  -----------
        Net cash provided by operating activities............................      10,808       9,961        6,000
                                                                               ----------  ----------  -----------
Cash flows from investing activities:
    Purchases of investment securities available-for-sale....................     (52,601)    (26,212)     (12,709)
    Proceeds from maturities of investment securities available-for-sale.....      10,472      11,021       16,390
    Purchases of investment securities held-to-maturity......................      (1,218)     (4,975)     (13,248)
    Proceeds from maturities of investment securities held-to-maturity.......      32,882      12,031       16,489
    Net change in loans......................................................     (69,807)    (73,591)    (106,179)
    Proceeds from sales of other real estate.................................         355       2,539          138
    Purchases of premises and equipment......................................      (2,174)     (1,691)      (3,411)
                                                                               ----------  ----------  -----------
      Net cash used by investing activities..................................     (82,091)    (80,878)    (102,530)
                                                                               ----------  ----------  -----------
Cash flows from financing activities:
  Net change in:
    Deposits.................................................................      33,647      64,570       96,136
    Other borrowings.........................................................       8,432       7,045          293
    Federal funds purchased..................................................      20,000          --        5,000
  Net proceeds from issuance of common stock.................................      13,071       1,282           --
  Treasury stock sold (purchased), net.......................................         808        (755)          --
                                                                               ----------  ----------  -----------
      Net cash provided by financing activities..............................      75,958      72,142      101,429
                                                                               ----------  ----------  -----------
Net increase in cash and cash equivalents....................................       4,675       1,225        4,899
Cash and cash equivalents at beginning of year...............................      31,218      29,993       25,094
                                                                               ----------  ----------  -----------
Cash and cash equivalents at end of year.....................................  $   35,893  $   31,218  $    29,993
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements of MetroCorp Bancshares, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, MetroBank National Association (the "Bank"). The Bank was formed in 1987 and is engaged in commercial banking activities through its ten branches in Houston and Dallas, Texas, and its loan production office in New Orleans, Louisiana. In August 1993, the Bank formed a wholly-owned subsidiary, Island Commercial Corporation (ICC), to own and operate certain foreclosed properties. In February 1994, the Bank formed a wholly-owned subsidiary, Advantage Finance Corporation
(AFC), to purchase and finance accounts receivable.

    Effective October 26, 1998, the Company was formed as a bank holding company. The Bank is indirectly a 100% wholly-owned subsidiary of the Company. The Company exchanged 5,654,560 shares of the Company's common stock for all of the issued and outstanding shares of common stock of the Bank through an exchange of four Company shares of common stock for one share of the Bank's common stock outstanding. The accompanying financial statements have been restated to reflect the effect of the four-for-one exchange ratio on all share amounts and earnings per share for all periods presented.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

PRINCIPLES OF CONSOLIDATION

    All significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other temporary investments with original maturities of less than three months.

INVESTMENT SECURITIES

    The Company segregates its investment portfolio in accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as either investments held-to-maturity or investments available-for-sale. All investment transactions are recorded on a trade date basis.

    Investments in securities for which the Company has both the ability and intent to hold to maturity are classified as investments held-to-maturity and are stated at amortized cost. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the effective-interest method.

    Investments in securities which management believes may be sold prior to maturity are classified as investments available-for-sale and are stated at fair value. Unrealized net gains and losses, net of the associated deferred income tax effect, are excluded from income and reported as a separate component of shareholders' equity in "Accumulated other comprehensive income". Realized gains and losses from sales

                           METROCORP BANCSHARES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED of investments available-for-sale are recognized through income at the time of sale using the specific identification method.

LOANS AND ALLOWANCE FOR LOAN LOSSES

    Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Unearned income on installment loans is recognized using the effective interest method over the term of the loan. Interest on other loans is calculated using the simple interest method on the daily principal amount outstanding. Nonrefundable service charges for the origination of loans, net of direct costs, are deferred and amortized over the terms of the related loans using a method which approximates the effective-interest method.

    Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management's opinion, collection of principal and interest is not likely to be made in accordance with a loan's contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management's judgment, future payments are reasonably assured.

    The Bank applies Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Under Statement No. 114, as amended, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. Statement No. 118 permits a creditor to use existing methods for recognizing interest income on impaired loans. The Bank recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

    The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation. For financial accounting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs which do not extend the life of bank premises and equipment are charged to operations as incurred.

                           METROCORP BANCSHARES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
OTHER REAL ESTATE

    Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value minus estimated costs to sell based on appraised value. Operating expenses, net of related revenue and gain and losses on sale of such assets, are reported as other real estate expense.

OTHER BORROWINGS

    Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less and Federal Home Loan Bank (FHLB) borrowings.

INCOME TAXES

    The Bank accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement No. 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Bank's financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In estimating future tax consequences, Statement No. 109 generally considers all expected future events other than enactments of changes in tax laws or rates.

EARNINGS PER SHARE

    Basic earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of common and potentially dilutive common shares. Stock options may be potentially dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. The number of potentially dilutive common shares is determined using the treasury stock method. Earnings per common share have been computed based on weighted average number of shares outstanding after giving retroactive effect to the 4-for-1 stock exchange in connection with the holding company formation.

INTEREST RATE RISK MANAGEMENT

    The operations of the Bank are subject to the risk of interest rate fluctuations to the extent that interest-bearing assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given a level of interest rate risk consistent with the Bank's business strategies.

    Asset liability management activities are conducted in the context of the Bank's asset sensitivity to interest rate changes. This asset sensitivity arises due to interest-earning assets repricing more frequently than interest-bearing liabilities. For example, if interest rates are declining, margins will narrow as assets reprice downward more quickly than liabilities. The converse applies when interest rates are on the rise.

    As part of the Bank's interest rate risk management, loans of approximately $184,671,000, and $192,918,000 at December 31, 1998, and December 31, 1997
respectively, contain interest rate floors to

                           METROCORP BANCSHARES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED reduce the unfavorable impact to the Bank if interest rates were to decline. The interest rate floors on these loans range from 7.00% to 11.25%.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards for reporting and displaying comprehensive income and its components in an entity's financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income as a separate component in the equity section of a statement of financial position. This statement is effective for reporting periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of Statement No. 130 had no impact on the Company's earnings, liquidity or capital resources.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. This statement became effective for reporting periods beginning after December 15, 1997. The Company reviewed the application of Statement No. 131 and has determined there is only one segment to report in the future.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" (SOP 98-1), which will become effective for financial statements for the calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company is assessing how the capitalization of these costs, which are currently expensed by the Company, will affect its earnings, liquidity or capital resources. Management does not believe the adoption of SOP 98-1 will have a material impact on the Company's financial condition of results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 becomes effective for reporting periods beginning after June 15, 1999, and will not be applied retroactively. Statement No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting from changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management is currently assessing the potential impact of Statement No. 133 on future corporate operations.

RECLASSIFICATIONS

    Certain 1997 amounts have been reclassified to conform to 1998 presentation.

                           METROCORP BANCSHARES, INC.

2. INVESTMENT SECURITIES

    In the normal course of business, the Bank invests in federal government, federal agency, state and municipal securities which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Investment securities at December 31, 1998 and 1997, respectively, are summarized as follows (in thousands):

                                                                                    AS OF DECEMBER 31, 1998
                                                                       --------------------------------------------------
                                                                                       GROSS         GROSS
                                                                        AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                                                          COST         GAINS        LOSSES        VALUE
                                                                       -----------  -----------  -------------  ---------
Held-to-maturity:
  Federal National Mortgage Association (FNMA) mortgage-backed-
    securities (MBS).................................................   $   6,274    $      86     $      (3)   $   6,357
  Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed-
    securities (MBS).................................................       8,246          131            --        8,377
  Government National Mortgage Association (GNMA) mortgage-backed-
    securities (MBS).................................................      11,572          273            --       11,845
  Municipal securities...............................................       8,588          264           (63)       8,789
  Small Business Administration (SBA)/Small Business Investment
    Company (SBIC)...................................................       4,887           79            (4)       4,962
                                                                       -----------  -----------        -----    ---------
                                                                        $  39,567    $     833     $     (70)   $  40,330
                                                                       -----------  -----------        -----    ---------
                                                                       -----------  -----------        -----    ---------
Available-for-sale:
  FHLMC-MBS..........................................................   $  18,927    $     548           (52)   $  19,423
  Municipal securities...............................................       9,910          578            --       10,488
  GNMA-MBS...........................................................      30,909          207          (118)      30,998
  FHLB...............................................................      10,998            4           (42)      10,960
  U.S. Treasury Notes................................................       1,984           88            --        2,072
  FNMA-MBS...........................................................       5,975           16           (13)       5,978
  FHLB stock(1)......................................................       3,149           --            --        3,149
  Federal Reserve Bank stock(2)......................................         555           --            --          555
                                                                       -----------  -----------        -----    ---------
                                                                        $  82,407    $   1,441     $    (225)   $  83,623
                                                                       -----------  -----------        -----    ---------
                                                                       -----------  -----------        -----    ---------

                                                                                    AS OF DECEMBER 31, 1997
                                                                       --------------------------------------------------
                                                                                       GROSS         GROSS
                                                                        AMORTIZED   UNREALIZED    UNREALIZED     MARKET
                                                                          COST         GAINS        LOSSES        VALUE
                                                                       -----------  -----------  -------------  ---------
Held-to-maturity:
  FNMA-MBS...........................................................   $  19,332    $     236     $     (77)   $  19,491
  FHLMC-MBS..........................................................      17,215          184           (24)      17,375
  GNMA-MBS...........................................................      16,616          364            --       16,980
  Municipal securities...............................................       7,370          211            --        7,581
  SBA/SBIC...........................................................       5,529           90           (10)       5,609
  FHLB...............................................................       4,950           50           (30)       4,970
                                                                       -----------  -----------        -----    ---------
                                                                        $  71,012    $   1,135     $    (141)   $  72,006
                                                                       -----------  -----------        -----    ---------
                                                                       -----------  -----------        -----    ---------
Available-for-sale:
  FHLMC-MBS..........................................................   $  11,795    $     471     $      --    $  12,266
  Municipal securities...............................................      10,320          575            --       10,895
  GNMA-MBS...........................................................       6,964          179            --        7,143
  FHLB...............................................................       3,201           28            --        3,229
  U.S. Treasury Notes................................................       2,977           63            --        3,040
  FNMA-MBS...........................................................         951           19            --          970
  FHLB stock(1)......................................................       3,540           --            --        3,540
  Federal Reserve Bank stock(2)......................................         529           --            --          529
                                                                       -----------  -----------        -----    ---------
                                                                        $  40,277    $   1,335     $      --    $  41,612
                                                                       -----------  -----------        -----    ---------
                                                                       -----------  -----------        -----    ---------

------------------------------

(1) FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2) Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank policy.

                           METROCORP BANCSHARES, INC.

2. INVESTMENT SECURITIES -- CONTINUED
    The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

                                                                                    YEARS ENDED DECEMBER
                                                                                            31,
                                                                                    --------------------
                                                                                      1998       1997
                                                                                    ---------  ---------
Available-for-sale:
  Amortized cost..................................................................  $      --  $  10,067
  Proceeds........................................................................         --     10,256
  Gross realized gains............................................................         --        189
  Gross realized losses...........................................................         --         --

    Investments carried at approximately $4,603,000 and $3,568,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and short-term borrowings of approximately $562,000 and $1,359,000, respectively. Additionally, investments in the securities portfolio carried at approximately $42,263,000, and $10,858,000, were pledged as collateral for borrowed funds at December 31, 1998 and 1997, respectively.

    At December 31, 1998, future contractual maturities of debt securities are as follows (in thousands):

                                                                 INVESTMENTS             INVESTMENTS
                                                               HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                                            ----------------------  ----------------------
                                                             AMORTIZED    MARKET     AMORTIZED    MARKET
                                                               COST        VALUE       COST        VALUE
                                                            -----------  ---------  -----------  ---------
Within one year...........................................   $      --   $      --   $      --   $      --
Within two to five years..................................       4,392       4,475       3,392       3,522
Within six to ten years...................................      10,545      10,874      17,496      17,676
After ten years...........................................      24,630      24,981      57,815      58,721
                                                            -----------  ---------  -----------  ---------
                                                             $  39,567   $  40,330   $  78,703   $  79,919
                                                            -----------  ---------  -----------  ---------
                                                            -----------  ---------  -----------  ---------

    The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

                           METROCORP BANCSHARES, INC.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

    The Bank makes commercial, real estate and other loans to commercial and individual customers throughout the markets its serves in Texas and Louisiana.

    The loan portfolio is summarized by major categories as follows (in thousands):

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Commercial and industrial.................................................................  $  256,311  $  193,355
Real estate-mortgage......................................................................     115,472     122,657
Real estate-construction..................................................................      28,611      21,609
Consumer and other........................................................................      12,117      10,147
Factored receivables......................................................................       9,506       5,249
                                                                                            ----------  ----------
  Gross loans.............................................................................     422,017     353,017
Unearned discounts and interest...........................................................      (1,000)       (980)
Deferred loan fees........................................................................      (3,331)     (3,127)
                                                                                            ----------  ----------
  Total loans.............................................................................  $  417,686     348,910
Allowance for loan losses.................................................................      (6,119)     (3,569)
                                                                                            ----------  ----------
  Loans, net..............................................................................  $  411,567  $  345,341
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Although the Bank's loan portfolio is diversified, a substantial portion of its customers' ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 1998 and 1997, the Bank's loan portfolios consisted of concentrations in the following industries. With the exception of the December 31, 1998 concentrations in the convenience/gasoline stations and grocery stores industries, all such amounts represent a concentration greater than 25% of capital (in thousands):

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Hotels/motels.............................................................................  $   57,885  $   52,221
Retail centers............................................................................      50,274      30,076
Restaurants...............................................................................      17,474      27,613
Apartment buildings.......................................................................      15,994      23,972
Convenience/gasoline stations.............................................................      11,364      11,022
Grocery stores............................................................................       2,066       9,962
All other.................................................................................     266,960     198,151
                                                                                            ----------  ----------
  Gross loans.............................................................................  $  422,017  $  353,017
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           METROCORP BANCSHARES, INC.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED
    Selected information regarding the loan portfolio is presented below (in thousands):

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Variable rate loans.......................................................................  $  327,112  $  281,416
Fixed rate loans..........................................................................      94,905      71,601
                                                                                            ----------  ----------
                                                                                            $  422,017  $  353,017
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Changes in the allowance for loan losses are as follows (in thousands):

                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Balance at beginning of year.......................................................  $   3,569  $   2,141  $   1,612
Provision for loan losses..........................................................      3,377      3,350      2,118
Charge-offs........................................................................       (970)    (2,223)    (1,806)
Recoveries.........................................................................        143        301        217
                                                                                     ---------  ---------  ---------
Balance at end of year.............................................................  $   6,119  $   3,569  $   2,141
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    Loans for which the accrual of interest has been discontinued totaled approximately $3,329,000, $2,663,000 and $1,518,000 at December 31, 1998, 1997
and 1996, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $181,000, $62,000 and $84,000 would have been accrued on these loans during the years ended December 31, 1998, 1997 and 1996, respectively.

                           METROCORP BANCSHARES, INC.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED
    The recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114, as amended by Statement No. 118, and the related specific allowance for loan losses on such loans at December 31, 1998 and 1997 is presented below (in thousands):

                                                                   REAL ESTATE  COMMERCIAL    CONSUMER      TOTAL
                                                                   -----------  -----------  -----------  ---------
DECEMBER 31, 1998
Impaired loans having related allowance for loan losses..........   $   5,528    $  16,449    $     151   $  22,128
  Less: Allowance for loan losses................................        (231)      (1,312)         (44)     (1,587)
  Less: Guaranteed portion (SBA and Overseas Chinese Credit
    Guarantee Fund (OCCGF))......................................          --       (5,427)          --      (5,427)
                                                                   -----------  -----------       -----   ---------
    Impaired loans, net of allowance for loan losses and
      guarantees.................................................   $   5,297    $   9,710    $     107   $  15,114
                                                                   -----------  -----------       -----   ---------
                                                                   -----------  -----------       -----   ---------

                                                                   REAL ESTATE  COMMERCIAL    CONSUMER      TOTAL
                                                                   -----------  -----------  -----------  ---------
DECEMBER 31, 1997
Impaired loans having related allowance for loan losses..........   $   5,077    $   6,518    $     130   $  11,725
  Less: Allowance for loan losses................................        (263)        (540)         (32)       (835)
  Less: Guaranteed portion (SBA and OCCGF).......................          --       (2,605)          --      (2,605)
                                                                   -----------  -----------       -----   ---------
    Impaired loans, net of allowance for loan losses and
      guarantees.................................................   $   4,814    $   3,373    $      98   $   8,285
                                                                   -----------  -----------       -----   ---------
                                                                   -----------  -----------       -----   ---------

    For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was approximately $14,532,000 and $8,236,000, respectively. The related amount of interest income recognized while the loans were impaired approximated $1,176,000, $526,000 and $119,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

    Additionally, at December 31, 1998 and 1997, loans carried at approximately $11,188,000 and $14,457,000, respectively, were pledged to secure borrowed funds.

4. PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):

                                                                                             AS OF
                                                                                          DECEMBER 31,
                                                                   ESTIMATED USEFUL   --------------------
                                                                   LIVES (IN YEARS)     1998       1997
                                                                   -----------------  ---------  ---------
Furniture, fixtures and equipment................................           3-10      $   8,316  $   6,999
Building and improvements........................................           3-20          3,901      3,638
Land.............................................................             --          1,679      1,679
Leasehold improvements...........................................              5          1,945      1,426
                                                                                      ---------  ---------
                                                                                         15,841     13,742
Accumulated depreciation.........................................                        (7,690)    (5,669)
                                                                                      ---------  ---------
  Premises and equipment, net....................................                     $   8,151  $   8,073
                                                                                      ---------  ---------
                                                                                      ---------  ---------

                           METROCORP BANCSHARES, INC.

5. INTEREST-BEARING DEPOSITS

    The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

                                                                                          AS OF
                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998        1997
                                                                                  ----------  ----------
Interest-bearing demand deposits................................................  $   32,136  $   29,362
Savings and money market accounts...............................................      97,269      83,453
Time deposits less than $100,000................................................     132,972     149,567
Time deposits $100,000 and over.................................................     132,609     108,887
                                                                                  ----------  ----------
Interest-bearing deposits.......................................................  $  394,986  $  371,269
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):

1999..............................................................  $ 232,235
2000..............................................................     22,172
2001..............................................................      8,014
2002..............................................................      2,307
2003..............................................................        853
                                                                    ---------
                                                                    $ 265,581
                                                                    ---------
                                                                    ---------

6. OTHER BORROWINGS

    During the third quarter of 1998, the Company obtained two ten-year loans totaling $25,000,000 from the FHLB of Dallas. The loans bear interest at the average rate of 5.0% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. At December 31, 1998 and 1997 other borrowings consisted of prepayable floating rate FHLB notes with total principal outstanding of $25,000,000 and $15,900,000, respectively. The notes had interest rates that reset periodically based on the six-month, London Interbank Offered Rate (LIBOR) (4.97%, and 5.84% at December 31, 1998 and 1997, respectively) plus an adjustment ranging from minus 15 to plus five basis points and three-month LIBOR (5.02% and 5.81% at December 31, 1998 and 1997, respectively) plus 14 basis points. These borrowings require the maintenance of certain levels of collateral.

    Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $7,000,000, at December 31, 1998 and 1997.

                           METROCORP BANCSHARES, INC.

7. INCOME TAXES

    Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

                                                                                              AS OF
                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1998       1997
                                                                                       ---------  ---------
DEFERRED TAX ASSETS:
Allowance for loan losses............................................................  $   1,624  $     700
Recognition of deferred loan fees....................................................      1,225      1,063
Depreciation.........................................................................        549        357
Recognition of interest on nonaccrual loans..........................................        112        118
Other................................................................................         73         40
                                                                                       ---------  ---------
Gross deferred tax assets............................................................      3,583      2,278
                                                                                       ---------  ---------

DEFERRED TAX LIABILITIES:
Unrealized gains on investment securities available-for-sale, net....................        407        449
FHLB stock dividends.................................................................        151        199
                                                                                       ---------  ---------
Gross deferred tax liabilities.......................................................        558        648
                                                                                       ---------  ---------
  Net deferred tax asset.............................................................  $   3,025  $   1,630
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The Bank has provided no valuation allowance for the net deferred tax asset at December 31, 1998 or 1997 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

    Components of the provision for income taxes are as follows (in thousands):

                                                                               YEARS ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Current provision for federal income taxes................................  $   4,131  $   2,454  $   1,170
Deferred federal income tax benefit.......................................     (1,354)      (660)      (361)
                                                                            ---------  ---------  ---------
  Total provision for income taxes........................................  $   2,777  $   1,794  $     809
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                           METROCORP BANCSHARES, INC.

7. INCOME TAXES -- CONTINUED

    A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                             1998          1997           1996
                                          -----------   -----------   -------------
                                          AMOUNT   %    AMOUNT   %    AMOUNT    %
                                          ------  ---   ------  ---   ------   ----
Federal income tax expense at statutory
  rate..................................  $3,025  34%   $2,027  34%   $ 960     34%
Tax-exempt interest income..............    (321) (4)     (329) (6)    (278)   (10)
Other, net..............................      73   1        96   2      127      5
                                          ------  ---   ------  ---   ------   ----
  Provision for income taxes............  $2,777  31%   $1,794  30%   $ 809     29%
                                          ------  ---   ------  ---   ------   ----
                                          ------  ---   ------  ---   ------   ----

8. OTHER COMPREHENSIVE INCOME

    The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     1998       1997        1996
                                                                                   ---------  ---------     -----
Unrealized gains (losses) arising during the period..............................  $     (38) $    (277)  $      36
Less: reclassification adjustment for gains realized in net income...............         69         64          33
                                                                                         ---  ---------         ---
Other comprehensive income.......................................................  $      31  $    (213)  $      69
                                                                                         ---  ---------         ---
                                                                                         ---  ---------         ---

9. 401(k) PROFIT SHARING PLAN

    The Company sponsors a 401(k) Profit Sharing Plan (Plan) for all full-time employees. The Plan is a defined contribution plan providing for pretax employee contributions of up to 6% of annual compensation plus any additional discretionary after-tax employee contributions. The Company matches up to 4% of each participant's salary to the Plan. The Company made contributions before expenses to the Plan of approximately $235,000, $248,000 and $173,000, during the years ended December 31, 1998, 1997 and 1996, respectively.

10. STOCKHOLDERS' EQUITY

    On December 16, 1998, the Company completed its initial public offering of common stock, issuing 1,350,000 shares at a price of $11.00 per share before expenses. After deduction of underwriting discounts and expenses of the offering, the aggregate net offering proceeds were $13.1 million.

    The Company's Non-Employee Director Stock Bonus Plan (Director Plan) authorizes the issuance of 60,000 shares of common stock to the directors of the Company who do not serve as officers of the Company. Under the Director Plan, up to 12,000 shares of common stock may be issued each year for a five-year period if the Company achieves certain return on equity ratios with no shares being issued if the return on equity is below 13%. In 1998, the Company exceeded a 13% return on equity. No shares have been issued pursuant to the Director Plan to date.

                           METROCORP BANCSHARES, INC.

10. STOCKHOLDERS' EQUITY -- CONTINUED
    The Company's 1998 Employee Stock Purchase Plan (Purchase Plan) authorizes the issuance of up to 200,000 shares of common stock to employees of the Company and its subsidiaries. Each year, the Board of Directors will determine the number of shares to be offered under the Purchase Plan; provided that the offering in any one year may not exceed 20,000 shares plus any unsubscribed shares from previous years. The offering price of a share will be an amount equal to 90% of the closing price of a share of common stock on the business day immediately prior to the commencement of such offering. No shares have been issued pursuant to the Purchase Plan to date.

11. REGULATORY MATTERS

    Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 1998 and December 31, 1997, approximately $12.3 million, and $5.1 million, respectively, was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. The Company declared a dividend of $0.06 per share to the stockholders of record as of December 31, 1998, which was paid on January 15, 1999. There were no dividends declared or paid during the years ended December 31, 1997 and 1996.

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company 's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ration of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

    The most recent notifications from the OCC categorized the Bank as "adequately capitalized," as defined, under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notifications that management believes have changed the Bank's level of capital adequacy.

                           METROCORP BANCSHARES, INC.

11. REGULATORY MATTERS -- CONTINUED
    The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                        TO BE ADEQUATELY CAPITALIZED UNDER
                                                   ACTUAL                              PROMPT CORRECTIVE ACTION PROVISIONS
                           -------------------------------------------------------   ----------------------------------------
                           AMOUNT                       RATIO                        AMOUNT                RATIO
                           -------  ----------------------------------------------   -------  -------------------------------
                                                                     (IN THOUSANDS)
AS OF DECEMBER 31, 1998:
Total capital (to risk
  weighted assets)
                                           13.0%
                                               greater
                                               than or
  MetroCorp Bancshares,                        equal
    Inc..................  $54,537             to                                    $33,604     8.0% greater than or equal to
                                           10.8 greate
                                                than or
                                                equal
  MetroBank, N.A.........  45,472               to                                   33,646      8.0% greater than or equal to
Tier 1 capital (to risk
  weighted assets)
                                           11.7%
                                               greater
                                               than or
  MetroCorp Bancshares,                        equal
    Inc..................  49,276              to                                    16,802      4.0% greater than or equal to
                                            9.6 greate
                                                than or
                                                equal
  MetroBank, N.A.........  40,204               to                                   16,823      4.0% greater than or equal to
Leverage ratio
                                            8.8%
                                               greater
                                               than or
  MetroCorp Bancshares,                        equal
    Inc..................  49,276              to                                    16,736      3.0% greater than or equal to
                                            7.2 greate
                                                than or
                                                equal
  MetroBank, N.A.........  40,204               to                                   16,736      3.0% greater than or equal to

AS OF DECEMBER 31, 1997
  (1)
Total capital (to risk
  weighted assets)
  MetroCorp Bancshares,
    Inc..................    N.A.          N.A.                                        N.A.     N.A.
                                            9.5%
                                               greater
                                               than or
                                               equal
  MetroBank, N.A.........  $33,197             to                                    $27,955     8.0% greater than or equal to
Tier 1 capital (to risk
  weighted assets)
  MetroCorp Bancshares,
    Inc..................    N.A.          N.A.                                        N.A.     N.A.


                             TO BE WELL CAPITALIZED UNDER PROMPT
                                 CORRECTIVE ACTION PROVISIONS
                           ----------------------------------------
                           AMOUNT                RATIO
                           -------  -------------------------------

AS OF DECEMBER 31, 1998:
Total capital (to risk
  weighted assets)

  MetroCorp Bancshares,
    Inc..................    N.A.     N.A.

  MetroBank, N.A.........  42,058     10.0%
Tier 1 capital (to risk
  weighted assets)

  MetroCorp Bancshares,
    Inc..................    N.A.     N.A.

  MetroBank, N.A.........  25,235      6.0%
Leverage ratio

  MetroCorp Bancshares,
    Inc..................    N.A.     N.A.

  MetroBank, N.A.........  27,894      5.0%
AS OF DECEMBER 31, 1997
  (1)
Total capital (to risk
  weighted assets)
  MetroCorp Bancshares,
    Inc..................    N.A.     N.A.

  MetroBank, N.A.........  $34,944    10.0%
Tier 1 capital (to risk
  weighted assets)
  MetroCorp Bancshares,
    Inc..................    N.A.     N.A.

                           METROCORP BANCSHARES, INC.

11. REGULATORY MATTERS -- CONTINUED

                                            8.4%
                                               greater
                                               than or
                                               equal
  MetroBank, N.A.........  29,628              to                                    14,109      4.0% greater than or equal to
Leverage ratio
  MetroCorp Bancshares,
    Inc..................    N.A.          N.A.                                        N.A.     N.A.
                                            5.9%
                                               greater
                                               than or
                                               equal
  MetroBank, N.A.........  29,628              to                                    15,065      3.0% greater than or equal to


  MetroBank, N.A.........  21,163      6.0%
Leverage ratio
  MetroCorp Bancshares,
    Inc..................    N.A.     N.A.

  MetroBank, N.A.........  25,108      5.0%

------------------------------

(1) The Company was formed on October 26, 1998.

12. OFF-BALANCE SHEET RISK

    The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank's maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit at December 31, 1998 and 1997 aggregated approximately $81,672,000 and $57,924,000, respectively. Commitments under letters of credit at December 31, 1998 and 1997, totaled $10,278,000 and $9,271,000, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" Statement No. 107 requires disclosures of estimated fair values for all financial instruments and the methods and assumptions used by management to estimate the fair value for each type of financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

    Quoted market prices are not available for a significant portion of the Bank's financial instruments. As a result, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of the net realizable value. In addition, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair value.

    Certain financial instruments and all nonfinancial instruments are excluded from the scope of Statement No. 107. Accordingly, the fair value disclosures required by Statement No. 107 provide only a partial estimate of the fair value of the Bank. For example, the values associated with the various ongoing businesses which the Bank operates are excluded. The Bank has developed long-term relationships with its customers through its deposit base referred to as core deposit intangibles. In the opinion of management, these items, in the aggregate, add value to the Bank under Statement No. 107; however, their fair value is not disclosed in this note.

                           METROCORP BANCSHARES, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED
    Fair values among financial institutions are not comparable due to the wide range of permitted valuation techniques and numerous estimates that must be made. This lack of an objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, caution should be exercised in using this information for purposes of evaluating the financial condition of the Bank compared with other financial institutions.

    The following summary presents the methodologies and assumptions used to estimate the fair value of the Bank's financial instruments, required to be valued pursuant to Statement No. 107.

ASSETS FOR WHICH FAIR VALUE APPROXIMATES CARRYING VALUE

    The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses.

INVESTMENT SECURITIES

    Fair values are based upon publicly quoted market prices as disclosed in
Note 2. Loans

    The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation. Estimated fair value of the loan portfolio at December 31, 1998 and 1997 approximated $418,214,000 and $345,478,000, respectively.

                           METROCORP BANCSHARES, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

LIABILITIES FOR WHICH FAIR VALUE APPROXIMATES CARRYING VALUE

    Statement No. 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings, and certain money market deposits) be equal to the carrying value. Statement No. 107 does not allow for the recognition of the inherent funding value of these instruments. The fair value of federal funds purchased, borrowed funds, acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

TIME DEPOSITS

    The fair value of time deposits is estimated by discounting cash flows based on contractual maturities at the interest rates for raising funds of similar maturity. Estimated fair value of the time deposits at December 31, 1998 approximated $266,139,000. Given the level of interest rates prevalent at December 31, 1997, fair value of time deposits approximated their carrying value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

    The fair value of the commitments to extend credit is considered to approximate carrying value at December 31, 1998 and 1997.

14. COMMITMENTS AND CONTINGENT LIABILITIES

    The Bank leases certain branch premises and equipment under operating leases which expire between 2001 and 2005. The Bank incurred rental expense of approximately $689,000, $558,000 and $507,000 for the years ended December 31, 1998, 1997 and 1996, respectively, under these lease agreements. Future minimum lease payments at December 31, 1998 due under these lease agreements are as follows (in thousands):

YEAR                                                                          AMOUNT
---------------------------------------------------------------------------  ---------
1999.......................................................................  $     797
2000.......................................................................        597
2001.......................................................................        360
2002.......................................................................        190
2003.......................................................................         72
After 2003.................................................................        100
                                                                             ---------
                                                                             $   2,116
                                                                             ---------
                                                                             ---------

    The Bank is a defendant in several legal actions arising from its normal business activities. Legal counsel and management believe that the ultimate liability, if any, resulting from these legal actions will not materially affect the Company's financial position or results of operations.

                           METROCORP BANCSHARES, INC.

15. PARENT COMPANY FINANCIAL INFORMATION

    The condensed balance sheet, statement of income and statement of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                     AS OF
                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
                                     ASSETS
Cash and due from subsidiary bank...............................................   $    9,719
Investments in bank subsidiary..................................................       40,953
                                                                                  ------------
Total assets....................................................................   $   50,672
                                                                                  ------------
                                                                                  ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities...............................................................   $      648
                                                                                  ------------
Total liabilities...............................................................          648

Shareholders' equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized, none of which are
  issued and outstanding........................................................           --
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,004,560 issued
  and outstanding...............................................................        7,005
Additional paid-in-capital......................................................       24,569
Retained earnings...............................................................       17,702
Net accumulated other comprehensive income from subsidiary......................          748
                                                                                  ------------
Total shareholders' equity......................................................       50,024
                                                                                  ------------
Total liabilities and shareholders' equity......................................   $   50,672
                                                                                  ------------
                                                                                  ------------

                           METROCORP BANCSHARES, INC.

15. PARENT COMPANY FINANCIAL INFORMATION -- CONTINUED
                         CONDENSED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                                       1998
                                                                                     ---------
Dividend income from subsidiary....................................................  $     420
Equity in undistributed income of subsidiary.......................................      5,699
                                                                                     ---------
Net income.........................................................................  $   6,119
                                                                                     ---------
                                                                                     ---------
                              CONDENSED STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS)


                                                                                       1998
                                                                                     ---------
Cash flows from operating activities:
Net income.........................................................................  $   6,119
                                                                                     ---------
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed income of subsidiary.....................................     (5,699)
                                                                                     ---------
Net cash provided by operating activities..........................................        420
                                                                                     ---------
Cash flow from investment activities:
  Investment in subsidiary.........................................................     (4,000)
                                                                                     ---------
Net cash used in investing activities..............................................     (4,000)
                                                                                     ---------
Cash flow from financing activities:
  Net proceeds from issuance of common stock.......................................     13,071
  Accrued IPO expenses.............................................................        228
                                                                                     ---------
Net cash provided by financing activities..........................................     13,299
                                                                                     ---------
Net increase in cash and cash equivalents..........................................      9,719
Cash and cash equivalents at beginning of year.....................................         --
                                                                                     ---------
Cash and cash equivalents at end of year...........................................  $   9,719
                                                                                     ---------
                                                                                     ---------
Noncash financing activities:
Dividends declared but not paid....................................................  $     420

16. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Bank enters into transactions with its officers and directors and their affiliates. It is the Bank's policy that all transactions with these parties be on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 1998, and 1997, certain officers and directors and their affiliated companies were indebted to the Bank in the aggregate amounts of approximately $3,468,000 and $4,584,000, respectively.

                           METROCORP BANCSHARES, INC.

16. RELATED PARTY TRANSACTIONS -- CONTINUED
    The following is an analysis of activity for the year ended December 31, 1998 for such amounts (in thousands):

                                                                                        1998
                                                                                      ---------
Balance at January 1................................................................  $   4,584
  New loans and advances............................................................      2,985
  Repayments........................................................................     (4,101)
                                                                                      ---------
Balance at December 31..............................................................  $   3,468
                                                                                      ---------
                                                                                      ---------

    In addition, as of December 31, 1998 and 1997, the Bank held demand and other deposits for related parties of approximately $2,031,000 and $4,802,000, respectively.

17. EARNINGS PER SHARE

    The following data show the amounts used in computing net income per share
(EPS) and the weighted average number of shares of dilutive potential common stock. Computations reflect the effects of a four for one exchange of common shares, as further described in Note 1.

                                                                                YEARS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1998       1997       1996
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Net income available to common shareholders' equity used in basic and
  diluted EPS..............................................................  $   6,119  $   4,168  $   2,013
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------
Weighted average common shares in basic EPS................................      5,691      5,581      5,364
Effects of dilutive securities: Options....................................         58         35         80
                                                                             ---------  ---------  ---------
Weighted average common and potentially dilutive common shares used in
  diluted EPS..............................................................      5,749      5,616      5,444
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

18. SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Cash payments during the year for:
  Interest.............................................................  $  20,058  $  18,026  $  13,806
  Income taxes.........................................................      5,177      1,342      1,200
Noncash investing and financing activities:
  Dividends declared not paid..........................................        420         --         --
  Other real estate acquired in foreclosure of customer loans..........        834      2,340        313

19. STOCK-BASED COMPENSATION PLAN

    The Company grants stock options under several stock-based incentive compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for such plans. In 1995, the

                           METROCORP BANCSHARES, INC.

19. STOCK-BASED COMPENSATION PLAN -- CONTINUED
FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the cost recognition provisions of Statement No. 123 is optional and the Company has decided not to elect these provisions of Statement No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of Statement No. 123 in 1995 are required by Statement No. 123 and are presented below.

STOCK OPTIONS

    The Company has outstanding options issued to five of the six founding directors of the Bank to purchase 100,000 shares of common stock pursuant to the 1998 Director Stock Option Agreement (Founding Director Plan). Pursuant to the Founding Director Plan, each of the five participants were granted non-qualified options to purchase 20,000 shares of common stock at a price of $11.00 per share. A total of 20,000 options which were initially granted to one of the founding directors were cancelled upon his resignation as a director. The options must be exercised by July 24, 2003.

    The Company's 1998 Stock Incentive Plan (Incentive Plan) authorizes the issuance of 200,000 shares of common stock under both "non-qualified" and "incentive" stock options and performance shares of common stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the common stock and must be exercised within ten years. Performance shares are certificates representing the right to acquire shares of common stock upon satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend, and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of common stock. If the performance goals are not achieved, the performance shares may be forfeited. No grants have been made pursuant to the Incentive Plan to date.

    Options generally vest immediately or over a five year period and expire five to ten years after the grant date. The options granted during 1998 vested immediately on the date of the grant and have contractual terms of five years. All options are granted at a fixed exercise price. The exercise price for the options granted under the Founding Director Plan is $11.00 per share and the exercise price for the options granted under the Incentive Plan is the fair market value of the Company's common stock on the grant date. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There were no compensation expenses for the years ended December 31, 1998, 1997 or 1996. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $5.9 million, or $1.03 share for the year ended December 31, 1998.

                           METROCORP BANCSHARES, INC.

19. STOCK-BASED COMPENSATION PLAN -- CONTINUED
    A summary of the status of the Company's stock options granted to employees as of December 31, 1998, December 31, 1997 and December 31, 1996 and the changes during the year ended on these dates is presented below:

                                                                        EMPLOYEE STOCK OPTIONS
                                              ---------------------------------------------------------------------------
                                                       1998                      1997                      1996
                                              -----------------------  ------------------------  ------------------------
                                               # SHARES    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                  OF        AVERAGE    # SHARES OF    AVERAGE    # SHARES OF    AVERAGE
                                              UNDERLYING   EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                               OPTIONS      PRICES       OPTIONS      PRICES       OPTIONS      PRICES
                                              ----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of the year........         --    $      --       79,860    $    2.71        9,860    $    2.71
Granted.....................................    120,000        11.00           --           --           --           --
Exercised...................................         --           --       79,860         2.71           --           --
Cancelled...................................     20,000        11.00           --           --           --           --
Outstanding at end of year..................    100,000        11.00           --           --           --           --
Exercisable at end of year..................    100,000        11.00           --           --       79,860         2.71
Weighted-average future value of all options
  granted...................................           $2.62                      --                        --

    The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         ASSUMPTION                                              1998
---------------------------------------------------------------------------------------------  ---------
Expected Term................................................................................    3 Years
Expected Volatility..........................................................................     24.15%
Expected Dividend Yield......................................................................      0.00%
Risk-Free Interest Rate......................................................................      5.45%

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                              -----------------------------------------  --------------------------
                                                NUMBER      WGTD. AVG.     WGTD. AVG.      NUMBER      WGTD. AVG.
                                              OUTSTANDING    EXERCISE       REMAINING    EXERCISABLE    EXERCISE
          RANGE OF EXERCISE PRICES            AT 12/31/98      PRICE       CONTR. LIFE   AT 12/31/98      PRICE
--------------------------------------------  -----------  -------------  -------------  -----------  -------------
                   $11.00                        100,000     $   11.00           4.56       100,000     $   11.00

    The effects of applying Statement No. 123 in this pro forma disclosure are not indicative of future amounts. Statement No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 MetroCorp Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 30, 1999.

                                METROCORP BANCSHARES, INC.

                                By:               /s/ DON J. WANG
                                     -----------------------------------------
                                                    Don J. Wang
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 30, 1999.

                      SIGNATURE                                                 POSITIONS
------------------------------------------------------  ---------------------------------------------------------

                   /s/ DON J. WANG
     -------------------------------------------        Chairman of the Board, President and Chief Executive
                     Don J. Wang                          Officer (principal executive officer)

                 /s/ ATTILIO F. GALLI
     -------------------------------------------        Chief Financial Officer (principal financial officer and
                   Attilio F. Galli                       principal accounting officer)

                    /s/ TOMMY CHEN
     -------------------------------------------        Director
                      Tommy Chen

                  /s/ HELEN F. CHEN
     -------------------------------------------        Director
                    Helen F. Chen

                    /s/ MAY P. CHU
     -------------------------------------------        Director
                      May P. Chu

                   /s/ JANE W. KWAN
     -------------------------------------------        Director
                     Jane W. Kwan

     -------------------------------------------        Director
                    George M. Lee

                     /s/ JOHN LEE
     -------------------------------------------        Director
                       John Lee

                    /s/ DAVID TAI
     -------------------------------------------        Director
                      David Tai

                     /s/ JOE TING
     -------------------------------------------        Director
                       Joe Ting