Form 10-Q
period 1999-03-31
METROCORP BANCSHARES INC
filed 1999-05-11
CIK 1068300

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25141

                            ------------------------

                           METROCORP BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

                   TEXAS                               76-0579161
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 4, 1999, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,104,560.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                           METROCORP BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     MARCH 31,    DECEMBER 31,
                                                       1999           1998
                                                    -----------   ------------
                                                    (UNAUDITED)
                                    ASSETS
Cash and cash equivalents:
  Cash and due from banks.........................   $ 20,018       $ 21,606
  Federal funds sold and other temporary
    investments...................................      9,155         14,287
                                                    -----------   ------------
    Total cash and cash equivalents...............     29,173         35,893
Investment securities available-for-sale..........     87,925         83,623
Investment securities held-to-maturity............     39,688         39,567
Loans, net........................................    426,873        411,567
Premises and equipment, net.......................      8,161          8,151
Accrued interest receivable.......................      3,234          3,251
Deferred income taxes.............................      3,843          3,025
Due from customers on acceptances.................      1,130            865
Other real estate and repossessed assets, net.....        224            675
Other assets......................................        431            691
                                                    -----------   ------------
    Total assets..................................   $600,682       $587,308
                                                    -----------   ------------
                                                    -----------   ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.............................   $ 93,953       $ 84,520
  Interest-bearing................................    385,377        394,986
                                                    -----------   ------------
    Total deposits................................    479,330        479,506
Federal funds purchased...........................     25,000         25,000
Other borrowings..................................     35,616         25,043
Accrued interest payable..........................        880          1,030
Income taxes payable..............................      1,061             20
Acceptances outstanding...........................      1,130            865
Other liabilities.................................      5,645          5,820
                                                    -----------   ------------
    Total liabilities.............................    548,662        537,284
                                                    -----------   ------------
Commitments and contingencies.....................         --             --

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
    shares authorized, none of which are issued
    and outstanding...............................         --             --
  Common stock, $1.00 par value, 20,000,000 shares
    authorized; 7,104,560 and 7,004,560 shares
    issued and outstanding, respectively..........      7,105          7,005
  Additional paid-in capital......................     25,485         24,569
  Retained earnings...............................     19,137         17,702
  Accumulated other comprehensive income..........        293            748
                                                    -----------   ------------
    Total shareholders' equity....................     52,020         50,024
                                                    -----------   ------------
    Total liabilities and shareholders' equity....   $600,682       $587,308
                                                    -----------   ------------
                                                    -----------   ------------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
Interest income:
  Loans...........................................  $     10,299  $      9,313
  Investment securities:
    Taxable.......................................         1,680         1,531
    Tax-exempt....................................           248           240
  Federal funds sold and other temporary
    investments...................................           170           395
                                                    ------------  ------------
    Total interest income.........................        12,397        11,479
                                                    ------------  ------------
Interest expense:
  Time deposits...................................         3,295         3,623
  Demand and savings deposits.....................           927         1,123
  Other borrowings................................           628           252
                                                    ------------  ------------
    Total interest expense........................         4,850         4,998
                                                    ------------  ------------
Net interest income...............................         7,547         6,481
Provision for loan losses.........................         1,010           900
                                                    ------------  ------------
Net interest income after provision for loan
  losses..........................................         6,537         5,581
                                                    ------------  ------------
Noninterest income:
  Service charges on deposit accounts.............         1,018           614
  Other loan-related fees.........................           372           414
  Letters of credit commissions and fees..........           102            89
  Gain on sale of investment securities, net......            24            --
  Other noninterest income........................            73            71
                                                    ------------  ------------
    Total noninterest income......................         1,589         1,189
                                                    ------------  ------------
Noninterest expense:
  Employee compensation and benefits..............         2,703         2,388
  Occupancy.......................................         1,204         1,102
  Other real estate, net..........................            44            56
  Data processing.................................           207           137
  Professional fees...............................           178            82
  Advertising.....................................           130            91
  Other noninterest expense.......................           904           999
                                                    ------------  ------------
    Total noninterest expense.....................         5,369         4,855
                                                    ------------  ------------
Income before provision for income taxes..........         2,757         1,915
Provision for income taxes........................           896           567
                                                    ------------  ------------
Net income........................................  $      1,861  $      1,348
                                                    ------------  ------------
                                                    ------------  ------------
Earnings per common share:
  Basic...........................................  $       0.26  $       0.24
  Diluted.........................................  $       0.26  $       0.24
Weighted average shares outstanding:
  Basic...........................................         7,095         5,564
  Diluted.........................................         7,095         5,564

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
Net income........................................  $      1,861  $      1,348
                                                          ------        ------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment
    securities, net:
  Unrealized holding gains (losses) arising during
    the period....................................          (434)         (108)
Less: reclassification adjustment for gains
  included in net income..........................           (16)           --
                                                          ------        ------
  Other comprehensive income (loss)...............          (455)         (108)
                                                          ------        ------
  Total comprehensive income......................  $      1,406  $      1,240
                                                          ------        ------
                                                          ------        ------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                ACCUMULATED
                                      COMMON STOCK    ADDITIONAL                   OTHER       TREASURY
                                     ---------------   PAID-IN     RETAINED    COMPREHENSIVE    STOCK,
                                     SHARES   AT PAR   CAPITAL     EARNINGS    INCOME (LOSS)   AT COST     TOTAL
                                     ------   ------  ----------   ---------   -------------   --------   -------
Balance at January 1, 1998.........  5,556    $5,655   $12,795     $  12,003       $808         $(755)    $30,506
Repurchase of common stock.........    (26)       --        --            --         --          (204)       (204)
Shares issued for incentive
  plans............................     33        --        --            --         --           254         254
Sale of treasury stock.............     92        --        53            --         --           705         758
Other comprehensive income
  (loss)...........................     --        --        --            --       (108)           --        (108)
Net income.........................     --        --        --         1,348         --            --          --
                                     ------   ------  ----------   ---------      -----        --------   -------
Balance at March 31, 1998..........  5,655    $5,655   $12,848     $  13,351       $700         $  --     $32,554
                                     ------   ------  ----------   ---------      -----        --------   -------
                                     ------   ------  ----------   ---------      -----        --------   -------


                                                                                ACCUMULATED
                                      COMMON STOCK    ADDITIONAL                   OTHER       TREASURY
                                     ---------------   PAID-IN     RETAINED    COMPREHENSIVE    STOCK,
                                     SHARES   AT PAR   CAPITAL     EARNINGS    INCOME (LOSS)   AT COST     TOTAL
                                     ------   ------  ----------   ---------   -------------   --------   -------
Balance at January 1, 1999.........  7,005    $7,005   $24,569     $  17,702       $748         $  --     $50,024
Other comprehensive income
  (loss)...........................     --        --        --            --       (455)           --        (455)
Issuance of common stock...........    100       100       916            --         --            --       1,016
Net income.........................     --        --        --         1,861         --            --       1,861
Dividends..........................     --        --        --          (426)        --            --        (426)
                                     ------   ------  ----------   ---------      -----        --------   -------
Balance at March 31, 1999..........  7,105    $7,105   $25,485     $  19,317       $293         $  --     $52,020
                                     ------   ------  ----------   ---------      -----        --------   -------
                                     ------   ------  ----------   ---------      -----        --------   -------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
Cash flows from operating activities:
  Net income......................................       $ 1,861  $      1,348
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..................................           513           481
    Provision for loan losses.....................         1,010           900
    Gain on sales of securities, net..............           (24)           --
    Loss on sale of other real estate.............            22            --
    Deferred income taxes.........................          (579)           (1)
    Changes in:
      Accrued interest receivable.................            17           171
      Other assets................................           255           323
      Deferred loan fees..........................          (150)           65
      Other liabilities...........................           489          (111)
      Income taxes payable........................          (175)          336
      Other.......................................         1,041          (490)
                                                    ------------  ------------
        Net cash provided by operating
          activities..............................         4,279         3,022
                                                    ------------  ------------
Cash flows from investing activities:
    Purchases of securities available-for-sale....       (10,042)       (5,877)
    Proceeds from maturities of securities
      available-for-sale..........................         5,062           483
    Purchases of securities held-to-maturity......        (1,857)           --
    Proceeds from maturities of securities
      held-to-maturity............................         1,745         2,787
    Net change in loans...........................       (16,804)       (6,385)
    Proceeds from sales of other real estate......           434           223
    Purchases of premises and equipment...........          (524)         (342)
                                                    ------------  ------------
        Net cash used by investing activities.....       (21,986)       (9,111)
                                                    ------------  ------------
Cash flows from financing activities:
  Net change in:
    Deposits......................................          (176)       34,424
    Other borrowings..............................        10,573           (65)
    Federal funds sold............................            --        (5,000)
  Net proceeds from issuance of common stock......         1,016            --
  Treasury stock sold.............................            --           808
  Dividends paid..................................          (426)           --
                                                    ------------  ------------
        Net cash provided by financing
          activities..............................        10,987        30,167
                                                    ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................        (6,720)       24,078
Cash and cash equivalents at beginning of
  period..........................................        35,893        31,218
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $     29,173  $     55,296
                                                    ------------  ------------
                                                    ------------  ------------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the "Company") and its wholly-owned subsidiary MetroBank, National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1999, the Company's consolidated results of operations for the three months ended March 31, 1999 and 1998, consolidated cash flows for the three months ended March 31, 1999 and 1998 and consolidated changes in shareholders' equity for the three months ended March 31, 1999 and 1998. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1998 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

    These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. EARNINGS PER COMMON SHARE

    Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Potential dilutive common shares are computed using the treasury stock method.

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                    ---------------------------------------
                                                          1999                   1998
                                                    ----------------       ----------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Net income available to common shareholders.......       $1,861                 $1,348
                                                         ------                 ------
                                                         ------                 ------
Weighted-average common shares outstanding........        7,095                  5,564
Potentially dilutive common shares from options...           --                     --
                                                         ------                 ------
Weighted-average common shares and potentially
  diluted common shares...........................        7,095                  5,564
                                                         ------                 ------
                                                         ------                 ------
Basic EPS.........................................       $ 0.26                 $ 0.24
Diluted EPS.......................................       $ 0.26                 $ 0.24

3. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 becomes effective for reporting periods beginning after June 15, 1999, and will not be applied retroactively. SFAS No. 133 establishes accounting and reporting standards for derivatives

                           METROCORP BANCSHARES, INC.

3. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain of the matters discussed in this Form 10-Q, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MetroCorp Bancshares, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "contemplate," "plan," "believe," "seek," "estimate," "will," "would," "should," "projected," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these, forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, securities brokerage and investment banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; that technological changes, including "Year 2000" data systems compliance issues, are more difficult or expensive than anticipated; and other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

    GENERAL. Net income for the quarters ended March 31, 1999 and 1998 was $1.9 million and $1.3 million, respectively. The increase in net income was primarily due to higher net interest income resulting from a greater volume of loans and investment securities. These increases were partially offset by higher provisions for loan losses. Basic and diluted earnings per share for the three months ended March 31, 1999 were $0.26, compared to $0.24 for the same period in 1998.

    At March 31, 1999, total assets and net loans were $600.7 million and $426.9 million, respectively compared to $587.3 million and $411.6 million, respectively at December 31, 1998. Total liabilities and total shareholders' equity at March 31, 1999, were $548.7 million and $52.0 million, respectively compared with $537.3 million and $50.0 million, respectively at December 31, 1998.

    NET INTEREST INCOME. Net interest income for the quarter ended March 31, 1999 increased by $1.0 million or 15.4% to $7.5 million compared with $6.5 million for the same period in 1998. The increase was principally due to a $986,000 increase in interest income on loans. Interest expense decreased by $148,000 or 3.0% due to lower interest rates paid on deposits and improved funding efficiency. The increase in loan and securities portfolios, coupled with reduced interest expense, resulted in improved net interest margins and net interest spreads which increased from 5.31% to 5.43%, and from 4.50% to 4.51%, as of March 31, 1999 and 1998, respectively.

    Interest income for the quarter ended March 31, 1999 increased to $12.4 million from $11.5 million for the same period in 1998. The increase was driven by growth in the average loan portfolio of $72.9 million or 20.9% partially offset by a decrease in the yield on average loans, which declined to 9.76% for the three months ended March 31, 1999, from 10.67% in 1998. The average securities portfolio increased by $8.7 million or 7.7%, while its yield rose six basis points from 6.28% in 1998 to 6.34% as of March 31, 1999 as a result of change in the mix of the investment portfolio from agency securities into mortgage-backed securities.

    Interest expense decreased $148,000 to $4.9 million at March 31, 1999 compared with $5.0 million at March 31, 1998. The decrease was the result of lower interest paid on time deposits and improved funding efficiency resulting from a $15.5 million or 21.0% increase in average noninterest-bearing deposits. The Company views time deposits as a stable means of supporting loan growth. The Company believes that based on its historical experience its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's assets growth in the future.

    The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------------------------------------------
                                                               1999                                 1998
                                                -----------------------------------  -----------------------------------
                                                  AVERAGE    INTEREST                  AVERAGE    INTEREST
                                                OUTSTANDING   EARNED/     AVERAGE    OUTSTANDING   EARNED/     AVERAGE
                                                  BALANCE      PAID     YIELD/ RATE    BALANCE      PAID     YIELD/ RATE
                                                -----------  ---------  -----------  -----------  ---------  -----------
                                                                             (IN THOUSANDS)
ASSETS
Interest-earning assets:
  Total loans.................................   $ 422,111   $  10,299        9.76%   $ 349,258   $   9,313       10.67%
  Taxable securities..........................     103,020       1,680        6.52       95,255       1,531        6.43
  Tax-exempt securities.......................      18,582         248        5.34       17,603         240        5.45
Federal funds sold and other temporary
  investments.................................      12,493         170        5.44       26,031         395        6.07
                                                -----------  ---------               -----------  ---------
Total interest-earning assets.................     556,206      12,397        8.92%     488,147      11,479        9.41%
                                                             ---------                            ---------
Less allowance for loan losses................      (6,218)                              (3,894)
                                                -----------                          -----------
Total interest-earning assets, net of
  allowance for loan losses...................     549,988                              484,253
Nonearning assets.............................      38,902                               33,972
                                                -----------                          -----------
    Total assets..............................   $ 588,890                            $ 518,225
                                                -----------                          -----------
                                                -----------                          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits............   $  32,761   $     204        2.49%   $  28,753   $     184        2.56%
  Savings and money market accounts...........      97,257         723        2.97       84,646         939        4.44
  Time deposits...............................     258,917       3,295        5.09      276,306       3,623        5.24
  Federal funds purchased and securities sold
    under repurchase agreements...............      25,000         306        4.90        1,111          16        5.76
  Other borrowings............................      26,345         322        4.89       16,468         236        5.73
                                                -----------  ---------               -----------  ---------
  Total interest-bearing liabilities..........     440,280       4,850        4.41%     407,284       4,998        4.91%
                                                             ---------                            ---------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits.........      89,183                               73,710
  Other liabilities...........................       7,520                                6,143
    Total liabilities.........................     536,983                              487,137
                                                -----------                          -----------
Shareholders' equity..........................      51,907                               31,088
                                                -----------                          -----------
Total liabilities and shareholders' equity....   $ 588,890                            $ 518,225
                                                -----------                          -----------
                                                -----------                          -----------
Net interest income...........................               $   7,547                            $   6,481
                                                             ---------                            ---------
                                                             ---------                            ---------
Net interest spread...........................                                4.51%                                4.50%
Net interest margin...........................                                5.43%                                5.31%

    The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                                               THREE MONTHS ENDED MARCH 31,
                                                                       1999 VS. 1998
                                                              -------------------------------
                                                              INCREASE (DECREASE)
                                                                     DUE TO
                                                              --------------------
                                                               VOLUME      RATE       TOTAL
                                                              ---------  ---------  ---------
                                                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Total loans...............................................  $   4,813  $  (3,827) $     986
  Securities................................................        183        (26)       157
  Federal funds sold and other temporary investments........       (147)       (78)      (225)
                                                              ---------  ---------  ---------
    Total increase (decrease) in interest income............      4,849     (3,931)       918
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits..........................         43        (23)        20
  Savings and money market accounts.........................      1,208     (1,424)      (216)
  Time deposits.............................................         72       (400)      (328)
  Federal funds purchased...................................        506       (216)       290
  Other borrowings..........................................        308       (222)        86
                                                              ---------  ---------  ---------
    Total increase (decrease) in interest expense...........      2,137     (2,285)      (148)
                                                              ---------  ---------  ---------
Increase (decrease) in net interest income..................  $   2,712  $  (1,646) $   1,066
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. The March 31, 1999 provision for loan losses increased by $110,000, or 0.02%, to $1.0 million.

    NONINTEREST INCOME. Noninterest income for the quarters ended March 31, 1999 and 1998, was $1.6 million and $1.2 million, respectively. The majority of the growth in noninterest income resulted from increases in service charges on deposit accounts. The increases in service charges were realized through an improvement in monitoring the accounts subject to service charges. The following table presents the major categories of noninterest income:

                                                                        FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                        --------------------
                                                                          1999       1998
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Service charges on deposit accounts...................................  $   1,018  $     614
Other loan-related fees...............................................        372        414
Letters of credit commissions and fees................................        102         89
Gain on sale of securities, net.......................................         24         --
Other noninterest income..............................................         73         71
                                                                        ---------  ---------
    Total noninterest income..........................................  $   1,589  $   1,189
                                                                        ---------  ---------
                                                                        ---------  ---------

    NONINTEREST EXPENSE. For the quarters ended March 31, 1999 and 1998, noninterest expense totaled $5.4 million and $4.9 million, respectively. The $514,000 or 10.42% increase was primarily due to higher employee benefits and compensation, and occupancy expense related to the new branches opened during 1998. The Company's efficiency ratios were 58.9% and 63.3% as of March 31, 1999 and 1998, respectively.

The improvement in the efficiency ratio in 1999 reflects the Company's continued efforts to control operating expenses and gain other efficiencies through such means as upgrading centralized computer systems. The following table presents the major categories in noninterest expense:

                                                                          FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Employee compensation and benefits......................................  $   2,703  $   2,388
Non-staff expenses:
  Occupancy.............................................................      1,204      1,102
  Other real estate, net................................................         44         56
  Data processing.......................................................        207        137
  Professional fees.....................................................        178         82
  Advertising...........................................................        130         91
  Consultants/contract labor............................................        205        138
  Director compensation.................................................         66         89
  Printing and supplies.................................................        143        114
  Telecommunications....................................................        124         95
  Other noninterest expense.............................................        365        563
                                                                          ---------  ---------
    Total non-staff expenses............................................      2,666      2,467
                                                                          ---------  ---------
    Total noninterest expense...........................................  $   5,369  $   4,855
                                                                          ---------  ---------
                                                                          ---------  ---------

    Employee compensation and benefits expense for the quarters ended March 31, 1999 and 1998 was $2.7 million and $2.4 million, respectively, reflecting an increase of $315,000 or 13.2% during the periods in consideration. The increase in the quarter ended March 31, 1999 resulted primarily from the costs associated with establishment of the Milam (Houston) and Harry Hines (Dallas) branches, which opened in January 1998 and June 1998, respectively. Total full-time equivalent employees at March 31, 1999 and 1998 were 286 and 226, respectively.

    Non-staff expenses for the quarter ended March 31, 1999 increased by $199,000 or 8.1% to $2.7 million when compared to the same period in 1998. The increase in 1999 was the result of a full year of higher occupancy expense from the increased number of operating branches as well as the cost of technology upgrades.

    INCOME TAXES. The provision for income taxes as a percentage of net income before taxes increased from 29.6% for the quarter ended March 31, 1998 to 32.5% for the quarter ended March 31, 1999, as a result of higher taxable income and a reduction in nontaxable income related to a decrease in the tax-exempt municipal securities portfolio.

FINANCIAL CONDITION

    LOAN PORTFOLIO. Total loans increased from $417.7 million at December 31, 1998 to $433.2 million at March 31, 1999. The $15.5 million or 3.7% growth in total loans reflected the improving local economy, opening of new branches and the Company's investment in loan production capacity. At March 31, 1999 and December 31, 1998, the ratio of total loans to total deposits was 90.4% and 87.1%, respectively. For the same periods, total loans represented 72.1% and 71.1% of total assets, respectively.

    The following table summarizes the loan portfolio of the Company by type of loan:

                                                                        AS OF MARCH 31,      AS OF DECEMBER 31,
                                                                             1999                   1998
                                                                     ---------------------  ---------------------
                                                                       AMOUNT     PERCENT     AMOUNT     PERCENT
                                                                     ----------  ---------  ----------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Commercial and industrial..........................................  $  266,036      60.73% $  256,311      60.73%
Real estate mortgage
  Residential......................................................      12,750       2.91      11,795       2.80
  Commercial.......................................................     108,329      24.73     103,677      24.57

Real estate construction
  Residential......................................................      11,112       2.54      10,842       2.57
  Commercial.......................................................      19,885       4.54      17,769       4.21

Consumer and other.................................................      11,539       2.63      12,117       2.87
Factored receivables...............................................       8,404       1.92       9,506       2.25
                                                                     ----------  ---------  ----------  ---------
Gross loans........................................................     438,055     100.00%    422,017     100.00%
                                                                     ----------  ---------  ----------  ---------
                                                                                 ---------              ---------
Less: unearned discounts, interest and deferred fees...............      (4,837)                (4,331)
                                                                     ----------             ----------
    Total loans....................................................  $  433,218             $  417,686
                                                                     ----------             ----------
                                                                     ----------             ----------

    NONPERFORMING ASSETS. Nonperforming assets at March 31, 1999 and December 31, 1998 were $6.0 million and $5.3 million, respectively. Included in the nonperforming assets are the portions guaranteed by the United States Small Business Administration (the "SBA"), the Overseas Chinese Community Guaranty Fund ("OCCGF") which is sponsored by the government of Taiwan, and the Export Import Bank of the United States (the "Ex-Im Bank"), an agency of the U.S. government, which were $2.8 million and $1.5 million at March 31, 1999 and December 31, 1998, respectively.

    The following table presents information regarding nonperforming assets at the periods indicated:

                                                          AS OF MARCH 31,  AS OF DECEMBER 31,
                                                               1999               1998
                                                          ---------------  -------------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans........................................     $   5,673          $   3,329
Accruing loans 90 days or more past due.................            86              1,291
Other real estate.......................................           215                654
                                                                ------             ------
    Total nonperforming assets..........................     $   5,964          $   5,274
                                                                ------             ------
                                                                ------             ------
Nonperforming assets to total loans and other real
  estate................................................          1.38%              1.26%
Nonperforming assets to total assets....................          0.99%              0.90%

    ALLOWANCE FOR LOAN LOSSES. For the quarter ended March 31, 1999, net loan charge-offs were $784,000 or 0.19% of average loans outstanding, compared with $827,000 or 0.22% of average loans outstanding for the year ended December 31, 1998. During the three months ended March 31, 1999, the provision for loan losses increased by $110,000 to $1.0 million when compared with the $900,000 accrued for the first quarter in 1998. At March 31, 1999 and December 31, 1998, the allowance for loan losses aggregated $6.3 million and $6.1 million, or 1.46% and 1.46% of total loans, respectively.

    The following table presents an analysis of the allowance for loan losses and other related data:

                                                          AS OF MARCH 31,  AS OF DECEMBER 31,
                                                          ---------------  ------------------
                                                               1999               1998
                                                          ---------------  ------------------
                                                                (DOLLARS IN THOUSANDS)
Average loans outstanding...............................    $   422,111       $    368,394
                                                          ---------------         --------
                                                          ---------------         --------
Total loans outstanding at end of period................    $   433,218       $    417,686
                                                          ---------------         --------
                                                          ---------------         --------
Allowance for loan losses at beginning of period........    $     6,119       $      3,569
Provision for loan losses...............................          1,010              3,377
Charge-offs:
  Commercial and industrial.............................           (779)              (237)
  Real estate--mortgage.................................             --               (114)
  Real estate--construction.............................             --                 --
  Consumer and other....................................            (42)              (619)
                                                          ---------------         --------
    Total charge-offs...................................           (821)              (970)
                                                          ---------------         --------
Recoveries:
  Commercial and industrial.............................             28                 77
  Real estate--mortgage.................................             --                 17
  Real estate--construction.............................             --                 16
  Consumer and other....................................              9                 33
                                                          ---------------         --------
    Total recoveries....................................             37                143
                                                          ---------------         --------
Net loan charge-offs....................................           (784)              (827)
                                                          ---------------         --------
Allowance for loan losses at end of period..............    $     6,345       $      6,119
                                                          ---------------         --------
                                                          ---------------         --------
Ratio of allowance to end of period total loans.........           1.46%              1.46%
Ratio of net loan charge-offs to average loans..........           0.19               0.22
Ratio of allowance to end of period nonperforming
  loans.................................................         110.18             132.44

    SECURITIES. At March 31, 1999, the securities portfolio totaled $127.6 million, reflecting an increase of $4.4 million or 3.6% from $123.2 million for the year ended December 31, 1998. The growth was due primarily to an increase in fixed rate mortgage-backed securities which were funded by $10 million in borrowings from the Federal Home Loan Bank Dallas (the "FHLB").

    DEPOSITS. Total deposits during the first quarter 1999 decreased by $176,000 or 0.04% to $479.3 million, from $479.5 million at December 31, 1998.
The noninterest-bearing deposits on March 31, 1999 increased by $9.5 million or 11.2% to $94.0 million from $84.5 million at December 31, 1998. The Company's ratios of noninterest-bearing demand deposits to total deposits for March 31, 1999 and December 31, 1998 were 19.6% and 17.6%, respectively.

    OTHER BORROWINGS. The Company had two ten-year loans totaling $35.0 million from the FHLB of Dallas to further leverage its balance sheet and diversify its funding sources, which increased $10.0 million from $25.0 million at December 31, 1998. The loans bear interest at the average rate of 4.9% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts and have a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $12.0 million and $7.0 million at March 31, 1999 and December 31, 1998, respectively.

    CAPITAL RESOURCES. Shareholders' equity increased from $50.0 million at December 31, 1998 to $52.0 million at March 31, 1999, an increase of $2.0 million or 4.0%. This increase was primarily due to net income of $1.9 million for the quarter ended March 31, 1999.

    The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 1999 to the minimum and well-capitalized regulatory standards.

                                                                                 ACTUAL RATIO
                                                    MINIMUM        WELL               AT
                                                    REQUIRED    CAPITALIZED     MARCH 31, 1999
                                                    -------     -----------     --------------
THE COMPANY
  Leverage ratio..................................   3.00%(1)        N/A             8.78%
  Tier 1 risk-based capital ratio.................   4.00            N/A            11.72
  Risk-based capital ratio........................   8.00            N/A            12.97

THE BANK
  Leverage ratio..................................   3.00%(2)       5.00%            7.11%
  Tier 1 risk-based capital ratio.................   4.00           8.00             9.45
  Risk-based capital ratio........................   8.00          10.00            10.70

------------------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

    YEAR 2000 COMPLIANCE. The Year 2000 risk involves computer programs and computer software that may not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If the Company, its suppliers, and its borrowers do not address these issues, there could be a material adverse impact on the Company's financial condition or results of operations.

    The Company formally initiated its Year 2000 project and plan in November 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting into IT systems test data simulating the Year 2000 date change and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and has required them to demonstrate and represent that the products provided are Year 2000 compliant. Furthermore, the Company developed fully implemented a program of testing compliance with year 2000 requirements. During the first quarter 1999, the Company brought in-house its data processing services. The data processing software purchased by the Company is the same software that had been used by the Company in its vendor provided system since 1995. The Company's previous service bureau, which performed substantially all of the Company's data processing functions until March 15, 1999, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines. The Company completed Year 2000 compliance testing and certification on its in-house system during the first quarter of 1999.

    The Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems and (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified.

    COSTS OF COMPLIANCE. The Company budgeted $24,000 in 1999 for Year 2000 related expenses. As of March 31, 1999, the Company had not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance.

    RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $200,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 69.0% of all depositors with balances of $200,000 or greater, which was approximately 10.0% of the Company's total dollar deposit base, and all of its borrowers of $250,000 or more, which was approximately 69.0% of the Company's total dollar loan base. This survey was completed in the third quarter of 1998. As of the date of this Form 10-Q, substantially all of the borrowers with aggregate credit facilities greater than $250,000 and approximately 57.0% of depositors have responded to the survey and all of those customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. To the extent a problem has been identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form as an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. The Company relies on the Federal Reserve Bank of Dallas for electronic fund transfers who has assured the Company that its systems are Year 2000 compliant.

    CONTINGENCY PLAN. The Company has finalized its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to two weeks without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve Bank of Dallas is unable to handle electronic funds transfers, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $300,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes in the market risk information previously disclosed in the Company's Form 10-K for the year ended December 31, 1998. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity."

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The effective date of the Registration Statement for which use of proceeds information is being disclosed herein was December 16, 1998 and the SEC file number assigned to the Registration Statement was 333-62667. As of March 31, 1999, for the account of the Company, 1,552,500 shares of Common Stock were registered with an aggregate offering price of $17.1 million, and 1,450,000 shares of Common Stock were sold at an aggregate price of $16.0 million. In connection with the Offering, the Company incurred expenses of $1.1 million for underwriting discounts and other expenses of $739,000 resulting in total expenses of $1.8 million. No offering expenses were paid to an affiliate of the Company.

    The net proceeds of the Offering to the Company were $14.1 million, of which the Company used $4.0 million to make a capital contribution to the Bank and $10.1 million for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6A.  EXHIBITS

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------------
         11    Computation of Earnings Per Common Share, Included as Note (2) to Interim Consolidated Financial
                 Statements on Page 3 of this Form 10-Q.

         27    Financial Data Schedule. The required Financial Data Schedule has been included as Exhibit 27 of the
                 Form 10-Q filed electronically with the Securities and Exchange Commission.

ITEM 6B.  REPORTS ON FORM 8-K

    On March 15, 1999, the Company filed a Form 8-K to report the dismissal of PricewaterhouseCoopers LLP and the engagement of Deloitte & Touche LLP as independent auditors for the fiscal year ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METROCORP BANCSHARES, INC.

                                By:  /s/ DON J. WANG
                                     -----------------------------------------
Date: May 11, 1999                   Don J. Wang
                                     Chairman of the Board and Chief Executive
                                     Officer

                                By:  /s/ ATTILIO F. GALLI
                                     -----------------------------------------
Date: May 11, 1999                   Attilio F. Galli
                                     Chief Financial Officer