Form 10-Q
period 1999-06-30
METROCORP BANCSHARES INC
filed 1999-08-12
CIK 1068300

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25141

                            ------------------------

                           METROCORP BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

           TEXAS                        76-0579161
      (State or other        (I.R.S. Employer Identification
      jurisdiction of                      No.)
     incorporation or
       organization)

                       9600 BELLAIRE BOULEVARD, SUITE 252
                              HOUSTON, TEXAS 77036

          (Address of principal executive offices including zip code)

                                 (713) 776-3876

              (Registrant's telephone number, including area code)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE

                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 10, 1999, the number of outstanding shares of Common Stock, par value $1.00 per share was 7,121,073.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                           METROCORP BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       JUNE 30,      DECEMBER 31,
                                                                                                         1999            1998
                                                                                                      -----------   ---------------
                                                                                                      (UNAUDITED)
                                                              ASSETS
Cash and cash equivalents:
  Cash and due from banks...........................................................................   $ 18,768       $    21,606
  Federal funds sold and other temporary investments................................................      6,191            14,287
                                                                                                      -----------   ---------------
    Total cash and cash equivalents.................................................................     24,959            35,893
Investment securities available-for-sale............................................................     83,259            83,623
Investment securities held-to-maturity..............................................................     37,326            39,567
Loans, net..........................................................................................    453,449           411,567
Premises and equipment, net.........................................................................      8,108             8,151
Accrued interest receivable.........................................................................      3,518             3,251
Deferred income taxes...............................................................................      4,680             3,025
Due from customers on acceptances...................................................................      3,530               865
Other real estate and repossessed assets, net.......................................................        415               675
Other assets........................................................................................      1,005               691
                                                                                                      -----------   ---------------
    Total assets....................................................................................   $620,249       $   587,308
                                                                                                      -----------   ---------------
                                                                                                      -----------   ---------------

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing...............................................................................   $ 87,746       $    84,520
  Interest-bearing..................................................................................    394,428           394,986
                                                                                                      -----------   ---------------
    Total deposits..................................................................................    482,174           479,506
Federal funds purchased.............................................................................     39,430            25,000
Other borrowings....................................................................................     35,621            25,043
Accrued interest payable............................................................................      1,058             1,030
Income taxes payable................................................................................         78                20
Acceptances outstanding.............................................................................      3,531               865
Other liabilities...................................................................................      6,370             5,820
                                                                                                      -----------   ---------------
    Total liabilities...............................................................................    568,262           537,284
                                                                                                      -----------   ---------------
Commitments and contingencies.......................................................................         --                --

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares authorized, none of which are issued and
    outstanding.....................................................................................         --                --
Common stock, $1.00 par value, 20,000,000 authorized, 7,121,028 shares and 7,004,560 issued and
  outstanding, respectively.........................................................................      7,121             7,005
Additional paid-in capital..........................................................................     25,634            24,569
Retained earnings...................................................................................     20,854            17,702
Accumulated other comprehensive income..............................................................     (1,622)              748
                                                                                                      -----------   ---------------
  Total shareholders' equity........................................................................     51,987            50,024
                                                                                                      -----------   ---------------
  Total liabilities and shareholders' equity........................................................   $620,249       $   587,308
                                                                                                      -----------   ---------------
                                                                                                      -----------   ---------------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                                                  FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,        ENDED JUNE 30,
                                                                           --------------------  --------------------
                                                                             1999       1998       1999       1998
                                                                           ---------  ---------  ---------  ---------
Interest income:
  Loans..................................................................  $  10,826  $   9,601  $  21,125  $  18,914
  Investment Securities:
    Taxable..............................................................      1,682      1,527      3,362      3,058
    Tax-exempt...........................................................        281        238        529        478
  Federal funds sold and other temporary investments.....................        106        379        276        774
                                                                           ---------  ---------  ---------  ---------
    Total interest income................................................     12,895     11,745     25,292     23,224
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
Interest expense:
  Time deposits..........................................................      3,277      4,082      6,572      7,705
  Demand and savings deposits............................................        948        859      1,875      1,982
  Other borrowings.......................................................        780         76      1,408        328
                                                                           ---------  ---------  ---------  ---------
    Total interest expense...............................................      5,005      5,017      9,855     10,015
                                                                           ---------  ---------  ---------  ---------
Net interest income......................................................      7,890      6,728     15,437     13,209
Provision for loan losses................................................      1,060        930      2,070      1,830
                                                                           ---------  ---------  ---------  ---------
Net interest income after provision for loan losses......................      6,830      5,798     13,367     11,379
                                                                           ---------  ---------  ---------  ---------
Noninterest income:
  Service charges on deposit accounts....................................        941        815      1,959      1,430
  Other loan-related fees................................................        480        447        852        861
  Letters of credit commissions and fees.................................        103         92        205        181
  Gain on sale of investment securities, net.............................        250         --        274         --
  Other noninterest income...............................................         59         69        132        140
                                                                           ---------  ---------  ---------  ---------
    Total noninterest income.............................................      1,833      1,423      3,422      2,612
                                                                           ---------  ---------  ---------  ---------
Noninterest expense:
  Employee compensation and benefits.....................................      2,769      2,360      5,472      4,748
  Occupancy..............................................................      1,233      1,178      2,437      2,280
  Other real estate, net.................................................          8        170         52        226
  Data processing........................................................         39        153        246        290
  Professional fees......................................................        145        129        323        211
  Advertising............................................................        106         84        236        175
  Other noninterest expense..............................................      1,168      1,021      2,071      2,020
                                                                           ---------  ---------  ---------  ---------
    Total noninterest expense............................................      5,468      5,095     10,837      9,950
                                                                           ---------  ---------  ---------  ---------
Income before provision for income taxes.................................      3,195      2,126      5,952      4,041
Provision for income taxes...............................................      1,050        661      1,946      1,228
                                                                           ---------  ---------  ---------  ---------
Net income...............................................................  $   2,145  $   1,465  $   4,006  $   2,813
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
Earnings per common share:
  Basic..................................................................  $    0.30  $    0.26  $    0.56  $    0.50
  Diluted................................................................  $    0.30  $    0.26  $    0.56  $    0.50
Weighted average shares outstanding:
  Basic..................................................................      7,118      5,655      7,107      5,609
  Diluted................................................................      7,118      5,655      7,107      5,609

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE THREE
                                                                 MONTHS ENDED       FOR THE SIX MONTHS
                                                                   JUNE 30,           ENDED JUNE 30,
                                                             --------------------  --------------------
                                                               1999       1998       1999       1998
                                                             ---------  ---------  ---------  ---------
Net income.................................................  $   2,145  $   1,465  $   4,006  $   2,813
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities, net:
    Unrealized holding gains (losses) arising during the
      period...............................................     (1,750)        20     (2,189)       (88)
Less: reclassification adjustment for gains included in net
  income...................................................       (165)        --       (181)        --
                                                             ---------  ---------  ---------  ---------
  Other comprehensive income (loss)........................     (1,915)        20     (2,370)       (88)
                                                             ---------  ---------  ---------  ---------
    Total comprehensive income.............................  $     230  $   1,485  $   1,636  $   2,725
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                        COMMON STOCK       ADDITIONAL                ACCUMULATED OTHER   TREASURY
                                   ----------------------    PAID-IN     RETAINED      COMPREHENSIVE     STOCK, AT
                                     SHARES      AT PAR      CAPITAL     EARNINGS      INCOME (LOSS)       COST        TOTAL
                                   -----------  ---------  -----------  -----------  -----------------  -----------  ---------
Balance at January 1, 1998.......       5,556   $   5,655   $  12,795    $  12,003       $     808       $    (755)  $  30,506
Repurchase of common stock.......         (26)         --          --           --              --            (204)       (204)
Shares issued for incentive
  plans..........................          33          --          --           --              --             254         254
Sale of treasury stock...........          92          --          53           --              --             705         758
Other comprehensive income
  (loss).........................          --          --          --           --             (88)             --         (88)
Net income.......................          --          --          --        2,813              --              --          --
                                        -----   ---------  -----------  -----------          -----           -----   ---------
Balance at June 30, 1998.........       5,655   $   5,655   $  12,848    $  14,816       $     720       $      --   $  34,039
                                        -----   ---------  -----------  -----------          -----           -----   ---------
                                        -----   ---------  -----------  -----------          -----           -----   ---------

                                                                                      ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                    OTHER        TREASURY
                                   ----------------------    PAID-IN     RETAINED    COMPREHENSIVE    STOCK, AT
                                     SHARES      AT PAR      CAPITAL     EARNINGS    INCOME (LOSS)      COST        TOTAL
                                   -----------  ---------  -----------  -----------  --------------  -----------  ---------
Balance at January 1, 1999.......       7,005   $   7,005   $  24,569    $  17,702     $      748     $      --   $  50,024
Other comprehensive income
  (loss).........................          --          --          --           --         (2,370)           --      (2,370)
Issuance of common stock.........         116         116       1,065           --             --            --       1,181
Net income.......................          --          --          --        4,006             --            --       4,006
Dividends........................          --          --          --         (854)            --            --        (854)
                                        -----   ---------  -----------  -----------       -------         -----   ---------
Balance at June 30, 1999.........       7,121   $   7,121   $  25,634    $  20,854     $   (1,622)    $      --   $  51,987
                                        -----   ---------  -----------  -----------       -------         -----   ---------
                                        -----   ---------  -----------  -----------       -------         -----   ---------

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $    4,006  $    2,813
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..........................................................................       1,046         990
    Provision for loan losses.............................................................       2,070       1,830
    Gain on sales of securities, net......................................................        (274)         --
    Loss on sale of other real estate.....................................................          22         117
    Deferred income taxes.................................................................        (426)       (878)
    Changes in:
      Accrued interest receivable.........................................................        (267)       (128)
      Other assets........................................................................        (314)        260
      Accrued interest payable............................................................          28          20
      Deferred loan fees..................................................................         411          46
      Other liabilities...................................................................         550         995
      Income taxes payable................................................................          58        (974)
                                                                                            ----------  ----------
        Net cash provided by operating activities.........................................       6,910       5,091
                                                                                            ----------  ----------
Cash flows from investing activities:
  Purchases of securities available-for-sale..............................................     (21,099)     (7,806)
  Proceeds from sales of securities available-for-sale....................................       9,969          --
  Proceeds from maturities and calls of securities available-for-sale.....................       8,153       3,798
  Purchases of securities held-to-maturity................................................      (1,857)         --
  Proceeds from maturities of securities held-to-maturity.................................       4,114       8,905
  Net change in loans.....................................................................     (44,362)    (17,500)
  Proceeds from sales of other real estate................................................         255         275
  Purchases of premises and equipment.....................................................      (1,021)       (930)
                                                                                            ----------  ----------
    Net cash used by investing activities.................................................     (45,848)    (13,258)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Net change in:
    Deposits..............................................................................       2,668      41,168
    Other borrowings......................................................................      10,578     (16,479)
    Federal funds purchased...............................................................      14,430      (5,000)
  Net proceeds from issuance of common stock..............................................       1,182          --
  Treasury stock sold.....................................................................          --         808
  Dividends paid..........................................................................        (854)         --
                                                                                            ----------  ----------
      Net cash provided by financing activities...........................................      28,004      20,479
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................     (10,934)     12,230
Cash and cash equivalents at beginning of period..........................................      35,893      31,218
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   24,959  $   43,548
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1999, the Company's consolidated results of operations for the three and six months ended June 30, 1999 and 1998, respectively, consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 and consolidated changes in shareholders' equity for the six months ended June 30, 1999 and 1998. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1998 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

                                                                    FOR THE
                                                                  THREE MONTHS       FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                                              --------------------  --------------------
                                                                1999       1998       1999       1998
                                                              ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Net Income available to common shareholders.................  $   2,145  $   1,465  $   4,006  $   2,813
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------
Weighted-average common shares outstanding..................      7,118      5,655      7,107      5,609
Potentially dilutive common shares from options.............         --         --         --         --
                                                              ---------  ---------  ---------  ---------
Weighted-average common shares and potentially diluted
  common shares.............................................      7,118      5,655      7,107      5,609
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------
Basic.......................................................  $    0.30  $    0.26  $    0.56  $    0.50
Diluted EPS.................................................  $    0.30  $    0.26  $    0.56  $    0.50

3. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133, which was deferred by SFAS No. 137, now becomes effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

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

    GENERAL. Net income for the quarters ended June 30, 1999 and 1998 was $2.1 million and $1.5 million, respectively. Basic and diluted EPS for the three months ended June 30, 1999 were $0.30, compared with $0.26 for the same period in 1998. Net income for the six months ended June 30, 1999 and 1998 was $4.0 million and $2.8 million, respectively. Basic and diluted EPS for the six months ended June 30, 1999 were $0.56, compared with $0.50 for the same period in 1998. The increase in net income for the three-and six-month periods ended June 30, 1999 was primarily due to higher net interest income resulting from greater loan and investment volumes.

    At June 30, 1999, total assets and net loans were $620.2 million and $453.4 million compared with $587.3 million and $411.6 million, respectively, at December 31, 1998. Total liabilities and total shareholders' equity at June 30, 1999, were $568.3 million and $52.0 million, respectively, compared with $537.3 million and $50.0 million, respectively, at December 31, 1998.

    NET INTEREST INCOME. Net interest income for the quarter ended June 30, 1999, increased by $1.2 million or 17.9% to $7.9 million compared with $6.7 million for the same period in 1998. Net interest income for the six months ended June 30, 1999, increased by $2.2 million or 16.9% to $15.4 million compared with $13.2 million for the same period in 1998. The increase in net interest income during the three- and six-month periods ended June 30, 1999 was due to higher average earning assets, coupled with lower interest rates paid on deposits and improved funding efficiency.

    The net interest margin was 5.49% for the three months ended June 30, 1999, compared with 5.41% during the same period in 1998. The net interest margin was 5.52% for the six months ended June 30, 1999, up from 5.42% for the first half of 1998. The improvements in net interest margins for the three- and six- months periods ended June 30, 1999 were attributable to a combination of increased volume of earning assets and reduced interest expense.

    For the three months ended June 30, 1999, interest income increased by $1.2 million or 9.8% to $12.9 million and its yield decreased by 88 basis points to 9.71%, compared with the same period in 1998. This growth resulted principally from an $83.5 million increase in average loans. For the three months ended June 30, 1999, the average securities portfolio increased by $13.9 million or 12.7%. For the six months ended June 30, 1999, interest income increased by $2.1 million or 8.9% to $25.3 million for the same period in 1998. The increase was driven by a $78.9 million or 22.3% growth in the average loan volumes, partially offset by a decrease in the yield earned on average loans, which declined to 9.9% for the six months ended June 30, 1999 from 10.8% during the same period in 1998. For the six months ended June 30, 1999, the average securities portfolio increased by $10.5 million and its yield increased by 5 basis points to 6.41%.

    Interest expense remained relatively unchanged declining slightly by $12,000 for the three months ended June 30, 1999 to $5.0 million, compared with the same period in 1998. For the six months ended June 30, 1999, interest expense decreased by $160,000 or 1.6%, to $9.9 million, compared with the same period in 1998. The decrease was the result of lower interest paid on time deposits and improved funding efficiency as the Company sought to increase its short term funding from the Federal Home Loan Bank of Dallas (the "FHLB") during the period of declining rates.

    The Company views time deposits as a stable means of supporting loan growth. The Company believes that based on its historical experience its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's assets growth in the future.

    The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three- and six-month periods ended June 30, 1999 and 1998. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

                                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------------------------
                                                              1999                                 1998
                                               -----------------------------------  -----------------------------------
                                                 AVERAGE    INTEREST                  AVERAGE    INTEREST
                                               OUTSTANDING   EARNED/     AVERAGE    OUTSTANDING   EARNED/     AVERAGE
                                                 BALANCE      PAID     YIELD/ RATE    BALANCE      PAID     YIELD/ RATE
                                               -----------  ---------  -----------  -----------  ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Total loans................................   $ 447,349   $  10,832        9.71%   $ 363,812   $   9,601       10.59%
  Taxable securities.........................     101,923       1,682        6.62       92,127       1,527        6.65
  Tax-exempt securities......................      21,591         281        5.22       17,500         238        5.46
Federal funds sold and other temporary
  investments................................       5,758         106        7.38       25,797         379        5.89
                                               -----------  ---------               -----------  ---------
  Total interest earning assets..............     576,621      12,901        8.97%     499,236      11,745        9.44%
                                                            ---------                            ---------
  Less allowance for loan losses.............      (6,507)                              (4,774)
                                               -----------                          -----------
Total interest-earning assets, net of
  allowance for loan losses..................     570,114                              494,462
Nonearning assets............................      34,140                               29,096
                                               -----------                          -----------
    Total assets.............................   $ 604,254                            $ 523,558
                                               -----------                          -----------
                                               -----------                          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits...........   $  35,898   $     235        2.63%   $  29,411   $     191        2.60%
  Savings and money market accounts..........      95,786         713        2.99       89,481         668        2.99
  Time deposits..............................     260,122       3,277        5.05      281,040       4,082        5.83
  Federal funds purchased and securities sold
    under repurchase agreements..............      27,916         345        4.96           --          --          --
  Other borrowings...........................      35,562         435        4.91        5,620          76        5.42
                                               -----------  ---------               -----------  ---------
Total interest-bearing liabilities...........     455,284       5,005        4.41%     405,552       5,017        4.96%
                                                            ---------                            ---------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits........      87,706                               79,218
  Other liabilities..........................       8,115                                5,684
    Total liabilities........................     551,106                              490,454
                                               -----------                          -----------
Shareholders' equity.........................      53,148                               33,104
                                               -----------                          -----------
Total liabilities and shareholders equity....   $ 604,254                            $ 523,558
                                               -----------                          -----------
                                               -----------                          -----------
Net interest income..........................               $   7,896                            $   6,728
                                                            ---------                            ---------
                                                            ---------                            ---------
Net interest spread..........................                                4.56%                                4.47%
                                                                              ---                                -----
                                                                              ---                                -----
Net interest margin..........................                                5.49%                                5.41%
                                                                              ---                                -----
                                                                              ---                                -----

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------------------------
                                                              1999                                 1998
                                               -----------------------------------  -----------------------------------
                                                 AVERAGE    INTEREST                  AVERAGE    INTEREST
                                               OUTSTANDING   EARNED/     AVERAGE    OUTSTANDING   EARNED/     AVERAGE
                                                 BALANCE      PAID     YIELD/ RATE    BALANCE      PAID     YIELD/ RATE
                                               -----------  ---------  -----------  -----------  ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Total loans................................   $ 432,337   $  21,125        9.85%   $  53,464   $  18,914       10.79%
  Taxable securities.........................     102,464       3,362        6.62       94,522       3,058        6.52
  Tax-exempt securities......................      20,095         529        5.31       17,551         478        5.49
Federal funds sold and other temporary
  investments................................       9,111         276        6.11       25,892         774        6.03
                                               -----------  ---------               -----------  ---------
  Total interest earning assets..............     564,007      25,292        9.04%     491,429      23,224        9.53%
                                                            ---------                            ---------
  Less allowance for Loan Loses..............      (6,364)                              (4,336)
                                               -----------                          -----------
Total interest-earning assets, net of
  allowance for loan losses..................     557,643                              487,093
Nonearning assets............................      38,026                               33,896
                                               -----------                          -----------
    Total assets.............................   $ 595,669                            $ 520,989
                                               -----------                          -----------
                                               -----------                          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits...........   $  34,338   $     439        2.58%   $  29,083   $     375        2.60%
  Savings and money market accounts..........      96,498       1,436        3.00       87,086       1,607        3.72
  Time deposits..............................     259,527       6,572        5.11      278,685       7,705        5.58
  Federal funds purchased and securities sold
    under repurchase agreements..............      26,457         651        4.96          552          16        5.85
  Other borrowings...........................      30,978         757        4.93       11,002         312        5.72
                                               -----------  ---------               -----------  ---------
Total interest-bearing liabilities...........     447,798       9,855        4.44%     406,408      10,015        4.97%
                                                            ---------                            ---------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits........      87,321                               76,658
  Other liabilities..........................       8,218                                5,874
    Total liabilities........................     543,337                              488,940
                                               -----------                          -----------
Shareholders' equity.........................      52,332                               32,049
                                               -----------                          -----------
Total liabilities and shareholders equity....   $ 595,669                            $ 520,989
                                               -----------                          -----------
                                               -----------                          -----------
Net interest income..........................               $  15,437                            $  13,209
                                                            ---------                            ---------
                                                            ---------                            ---------
Net interest spread..........................                                4.60%                                4.56%
                                                                              ---                                -----
                                                                              ---                                -----
Net interest margin..........................                                5.52%                                5.42%
                                                                              ---                                -----
                                                                              ---                                -----

    The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three- and six-month periods ended June 30, 1999. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                             1999 VS. 1998
                                                                                    -------------------------------
                                                                                    INCREASE (DECREASE)
                                                                                           DUE TO
                                                                                    --------------------
                                                                                     VOLUME      RATE       TOTAL
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Total loans.....................................................................  $   5,136  $  (3,905) $   1,231
  Securities......................................................................        524       (326)       198
  Federal funds sold and other temporary investments..............................       (359)        86       (273)
                                                                                    ---------  ---------  ---------
    Total increase (decrease) in interest income..................................      5,301     (4,145)     1,156

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits................................................         37          7         44
  Savings and money market accounts...............................................         53         (8)       (45)
  Time deposits...................................................................      1,205     (2,010)      (805)
  Federal funds purchased.........................................................     (1,039)     1,384        345
  Other borrowings................................................................        543       (184)       359
                                                                                    ---------  ---------  ---------
    Total increase (decrease) in interest expense.................................        799       (811)       (12)
                                                                                    ---------  ---------  ---------
Increase (decrease) in net interest income........................................  $   4,502  $  (3,334) $   1,168
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                              1999 VS. 1998
                                                                                     -------------------------------
                                                                                     INCREASE (DECREASE)
                                                                                            DUE TO
                                                                                     --------------------
                                                                                      VOLUME      RATE       TOTAL
                                                                                     ---------  ---------  ---------
                                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Total loans......................................................................  $   6,263  $  (4,052) $   2,211
  Securities.......................................................................        466       (111)       355
  Federal funds sold and other temporary investments...............................       (505)         7       (498)
                                                                                     ---------  ---------  ---------
    Total increase (decrease) in interest income...................................      6,224     (4,156)     2,068

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits.................................................         72         (8)        64
  Savings and money market accounts................................................        524       (695)      (171)
  Time deposits....................................................................         84     (1,217)    (1,133)
  Federal funds purchased..........................................................        869       (234)       635
  Other borrowings.................................................................        690       (245)       445
                                                                                     ---------  ---------  ---------
    Total increase (decrease) in interest expense..................................      2,239     (2,399)      (160)
                                                                                     ---------  ---------  ---------
Increase (decrease) in net interest income.........................................  $   3,985  $  (1,757) $   2,228
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 1999 the provision for loan losses increased by $130,000, or 14.0% to $1.1 million when compared with the same period last year. For the six months ended June 30, 1999, the provision for loan losses increased by $240,000, or 13.1% to $2.1 million when compared with the same period last year.

    NONINTEREST INCOME. Noninterest income for the quarters ended June 30, 1999 and 1998, was $1.8 million and $1.4 million, respectively. The increase in noninterest income during the three months ended June 30, 1999, was principally the result of $250,000 in gains from the sale of investment securities and continued improvement on the collection of service charges on deposits accounts. For the six months ended June 30, 1999 and 1998, noninterest income was $3.4 million and $2.6 million, respectively. The majority of the growth in noninterest income during the first half of 1999 resulted from a $529,000 increase in service charges on deposit accounts. The increases in service charges were realized through improvements in the monitoring of the accounts subject to service charges. The following table presents the major categories of noninterest income:

                                                                             FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                    ENDED                 ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------
                                                                               1999       1998       1999       1998
                                                                             ---------  ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Service charges on deposit accounts........................................  $     941  $     815  $   1,959  $   1,430
Other loan-related fees....................................................        480        447        852        861
Gain on sale of securities, net............................................        250         --        274         --
Letters of credit commissions and fees.....................................        103         92        205        181
Other noninterest income...................................................         59         69        132        140
                                                                             ---------  ---------  ---------  ---------
  Total noninterest income.................................................  $   1,833  $   1,423  $   3,422  $   2,612
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    NONINTEREST EXPENSE. For the quarters ended June 30, 1999 and 1998, noninterest expense totaled $5.5 million and $5.1 million, respectively, an increase of $374,000 or 7.3%. For the six months ended June 30, 1999 noninterest expense increased by $887,000 or 8.9% to $10.8 million, compared with the same period in 1998. The increase in noninterest expense is principally the result of higher employee compensation and benefits. For the three-month period ended June 30, 1999 and 1998, the Company's efficiency ratios were 57.7% and 62.5%, respectively. For the six-month period ended June 30, 1999 and 1998, the Company's efficiency ratios were 58.31% and 62.89%, respectively. The improvement in the efficiency ratios for the three- and six-month periods ended June 30, 1999, reflects the Company's improved earnings position coupled with management's continued efforts to control operating expenses and gain other efficiencies through centralized computer systems.

    The following table presents the major categories in noninterest expense:

                                                                            FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                   ENDED                 ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                            --------------------  --------------------
                                                                              1999       1998       1999       1998
                                                                            ---------  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Employee compensation and benefits........................................  $   2,769  $   2,360  $   5,472  $   4,748
Non-staff expenses:
  Occupancy...............................................................      1,233      1,178      2,437      2,280
  Other real estate, net..................................................          8        170         52        226
  Data processing.........................................................         39        153        246        290
  Professional fees.......................................................        145        129        323        211
  Advertising.............................................................        106         84        236        175
  Consultants/contract labor..............................................        141        108        346        246
  Director compensation...................................................         12         82         78        171
  Printing and supplies...................................................         96         95        239        209
  Telecommunications......................................................        136        103        260        198
  Other noninterest expense...............................................        783        633      1,148      1,196
                                                                            ---------  ---------  ---------  ---------
    Total non-staff expenses..............................................      2,699      2,735      5,365      5,202
                                                                            ---------  ---------  ---------  ---------
    Total noninterest expense.............................................  $   5,468  $   5,095  $  10,837  $   9,950
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

    Employee compensation and benefits expense for the quarters ended June 30, 1999 and 1998, were $2.8 million and $2.4 million, respectively, reflecting an increase of $409,000 or 17.3% during the periods in consideration. For the six months ended June 30, 1999 and 1998, employee compensation and benefits expense, were $5.4 million and $4.7 million, respectively, reflecting an increase of $724,000 or 15.2%. The increases for the three- and six-month periods ended June 30, 1999 resulted primarily from the costs associated with the establishment of the Dulles and the Long Point branches, which opened in March and April 1999, and the conversion of the Company's data processing to an in-house system in March 1999. Total full-time equivalent employees at June 30, 1999 and 1998 were 287 and 255, respectively.

    For the three months ended June 30, 1999, non-staff expenses decreased by $36,000 when compared with the same period last year due to lower data processing expenses resulting from the shift of the Company's data processing functions from a third party vendor to an in-house system. These expenses were partially offset by higher occupancy expense from the increased number of operating branches as well as higher depreciation expense related to the new data processing center. For the six month period ended June 30, 1999, non-staff expenses increased by $163,000 primarily as a result of higher occupancy expenses from the increased number of operating branches as well as higher depreciation expense related to the new data processing center.

    INCOME TAXES. The provision for income taxes as a percentage of net income before taxes increased from 31.1% to 32.9% for the first quarter June 30, 1999, as a result of higher taxable income and a reduction in nontaxable income related to a decrease in the tax-exempt municipal securities portfolio. For the six months ended June 30, 1999, the provision for income taxes increased to 32.7% from 30.4%, during the same period in 1998.

FINANCIAL CONDITION

    LOAN PORTFOLIO. Total loans increased from $417.7 million at December 31, 1998 to $460.2 million at June 30, 1999. The $42.5 million or 10.2% growth in total loans reflected the improving local economy, opening of new branches and the Company's investment in loan production capacity. At June 30, 1999 and

December 31, 1998, the ratio of total loans to total deposits was 95.4% and 87.1%, respectively. For the same periods, total loans represented 74.2% and 71.1% of total assets, respectively.

    The following table summarizes the loan portfolio of the Company by type of loan:

                                                                                             AS OF DECEMBER 31,
                                                                      AS OF JUNE 30, 1999           1998
                                                                     ---------------------  ---------------------
                                                                       AMOUNT     PERCENT     AMOUNT     PERCENT
                                                                     ----------  ---------  ----------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Commercial and industrial..........................................  $  272,523      58.61% $  256,311      60.73%
Real estate mortgage
  Residential......................................................      13,769       2.96      11,795       2.80
  Commercial.......................................................     123,961      26.66     103,677      24.57
Real estate construction
  Residential......................................................      10,322       2.22      10,842       2.57
  Commercial.......................................................      22,662       4.87      17,769       4.21
Consumer and other.................................................      11,957       2.57      12,117       2.87
Factored receivables...............................................       9,785       2.10       9,506       2.25
                                                                     ----------  ---------  ----------  ---------
Gross loans........................................................     464,979     100.00%    422,017     100.00%
                                                                                 ---------              ---------
                                                                                 ---------              ---------
Less: unearned discounts, interest and deferred fees...............      (4,788)                (4,331)
                                                                     ----------             ----------
    Total loans....................................................  $  460,191             $  417,686
                                                                     ----------             ----------
                                                                     ----------             ----------

    NONPERFORMING ASSETS. Nonperforming assets at June 30, 1999 and December 31, 1998, were $4.0 million and $3.9 million, respectively. These figures are net of guarantees from the United States Department of Commerce's Small Business Administration (the "SBA"), the Export Import Bank of the United States (the "Ex-Im Bank"), an independent agency of the Unites States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF") an agency sponsored by the government of Taiwan, which were $5.3 million and $1.4 million at June 30, 1999 and December 31, 1998, respectively. Included in the $9.0 million in nonperforming loans at June 30, 1999, were two borrowing relationships whose combined exposure totaled $4.5 million. However, the loans to these two enterprises have guarantees of $3.4 million.

    The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of these programs, the Company is required to repurchase any loans which may become nonperforming. As a result of this requirement, the Company's non-performing loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company claims on the guarantee.

    The following table presents information regarding nonperforming assets at the periods indicated:

                                                                                      AS OF            AS OF
                                                                                  JUNE 30, 1999  DECEMBER 31, 1998
                                                                                  -------------  -----------------
                                                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans................................................................    $   8,970        $   3,329
Accruing loans 90 days or more past due.........................................           --            1,291
Other real estate...............................................................          399              654
                                                                                       ------           ------
    Total nonperforming assets..................................................    $   9,369        $   5,274
                                                                                       ------           ------
Less:
  Nonperforming loans guaranteed by the SBA and Ex-Im Bank......................        5,340            1,350
  Nonperforming loans guaranteed by the OCCGF...................................           --               --
                                                                                       ------           ------
    Total net nonperforming assets..............................................    $   4,029        $   3,924
                                                                                       ------           ------
                                                                                       ------           ------
Nonperforming assets to total assets............................................         2.03%            0.90%
Nonperforming assets to total loans and other real estate.......................         1.51             1.26
Nonperforming assets to total assets (1)........................................         0.65             0.67
Nonperforming assets to total loans and other real estate (1)...................         0.87             0.94

------------------------
(1) Nonperforming assets are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

    ALLOWANCE FOR LOAN LOSSES. For the six months ended June 30, 1999, net loan charge-offs were $1.5 million or 0.67% of average loans outstanding, compared with $827,000 or 0.22% of average loans outstanding for the year ended December 31, 1998. At June 30, 1999 and December 31, 1998, the allowance for loan losses aggregated $6.7 million and $6.1 million, or 1.47% and 1.46% of total loans, respectively.

    The following table presents an analysis of the allowance for loan losses and other related data:

                                                                                      AS OF            AS OF
                                                                                  JUNE 30, 1999  DECEMBER 31, 1998
                                                                                  -------------  -----------------
                                                                                       (DOLLARS IN THOUSANDS)
Average loans outstanding.......................................................   $   432,337      $   368,394
                                                                                  -------------        --------
                                                                                  -------------        --------
Total loans outstanding at end of period........................................   $   460,191      $   417,686
                                                                                  -------------        --------
                                                                                  -------------        --------
Allowance for loan losses at beginning of period................................   $     6,119      $     3,569
Provision for loan losses.......................................................         2,070            3,377
Charge-offs:
  Commercial and industrial.....................................................        (1,360)            (237)
  Real estate--mortgage.........................................................           (35)             114
  Real estate--construction.....................................................            --               --
  Consumer and other............................................................          (112)            (619)
                                                                                  -------------        --------
    Total charge-offs...........................................................        (1,507)            (970)
                                                                                  -------------        --------
Recoveries:
  Commercial and industrial.....................................................            46               77
  Real estate--mortgage.........................................................            --               17
  Real estate--construction.....................................................            --               16
  Consumer and other............................................................            14               33
                                                                                  -------------        --------
    Total recoveries............................................................            60              143
                                                                                  -------------        --------
Net loan charge-offs............................................................        (1,447)            (827)
                                                                                  -------------        --------
Allowance for loan losses at end of period......................................   $     6,742      $     6,119
                                                                                  -------------        --------
                                                                                  -------------        --------
Ratio of allowance to end of period total loans.................................          1.47%            1.46%
Ratio of net loan charge-offs to average loans..................................          0.67             0.22
Ratio of allowance to end of period nonperforming loans.........................         75.16           132.44
Ratio of allowance to end of period nonperforming loans (1).....................        184.76           187.13

------------------------

(1) Nonperforming assets are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

    SECURITIES. At June 30, 1999, the securities portfolio totaled $116.2 million, reflecting an increase of $8.7 million or 8.0% from $107.6 million for the year ended December 31, 1998. This growth was due primarily to an increase in fixed rate mortgage-backed securities and tax-free securities which were funded by borrowings from the FHLB.

    DEPOSITS. At June 30, 1999, total deposits were $482.2 million, up $2.7 million from $479.5 million at December 31, 1998. The noninterest-bearing deposits at June 30, 1999 increased by $3.2 million or 3.8% to $87.7 million from $84.5 million at December 31, 1998. The Company's ratios of noninterest-bearing demand deposits to total deposits for June 30, 1999 and December 31, 1998 were 18.2% and 17.6%, respectively.

    OTHER BORROWINGS. The Company had two ten-year loans totaling $35.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The loans bear interest at the average rate of 4.9% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at June 30, 1999 and $7.0 million at December 31, 1998.

    CAPITAL RESOURCES. Shareholders' equity increased from $50.0 million at December 31, 1998 to $52.0 million at June 30, 1999, an increase of $2.0 million or 4.0%. This increase was primarily due to $4.0 million in net income for the six months ended June 30, 1999, partially offset by $1.6 million in accumulated other comprehensive losses reflecting the mark-to-market of the available-for-sale investment portfolio.

    The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of June 30, 1999 to the minimum and well-capitalized regulatory standards.

                                                                                  MINIMUM        WELL       ACTUAL RATIO AT
                                                                                  REQUIRED    CAPITALIZED    JUNE 30, 1999
                                                                                  -------     -----------   ---------------
The Company
  Leverage ratio................................................................   3.00%(1)        N/A            8.87%
  Tier 1 risk-based capital ratio...............................................   4.00            N/A           11.47
  Risk-based capital ratio......................................................   8.00            N/A           12.72
The Bank
  Leverage ratio................................................................   3.00%(2)       5.00%           7.20%
  Tier 1 risk-based capital ratio...............................................   4.00           8.00            9.31
  Risk-based capital ratio......................................................   8.00          10.00           10.56

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

    The Company formally initiated its Year 2000 project and plan in November 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting into IT systems test data simulating the Year 2000 date change and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through software vendors. The Company has contacted all of its third party vendors and software providers and has required them to demonstrate and represent that the products provided are Year 2000 compliant. Furthermore, the Company developed and has fully implemented a program for testing compliance with Year 2000 requirements. During the first quarter of 1999, the Company brought in-house its data processing services. The data processing software purchased by the Company is the same software that had been used by the Company in its vendor provided system since 1995. The Company's previous service bureau, which performed substantially all of the Company's data processing functions until March 15, 1999, and which currently provides the data processing software, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines. The Company completed Year 2000 compliance testing and certification on its in-house system during the first quarter of 1999.

    The Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems and (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified.

    COSTS OF COMPLIANCE. The Company has increased its estimates for Year 2000 related expenses from $24,000 to $40,000. As of June 30, 1999, the Company had incurred approximately $20,000 in expenses associated with Year 2000 issues. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 1998. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity."

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on April 29, 1999. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

    1. Helen F. Chen, George M. Lee and David Tai were elected as Class I directors to serve until the 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 4,216,515 shares were voted in favor of each Class I director and 21,400 shares were withheld from voting for each Class I director.

       The other directors whose term of office as a director continued after the meeting include Tommy F. Chen, May P. Chu, Jane W. Kwan, John Lee, Joe Ting and Don J. Wang.

    2. The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 1999. A total of 4,216,515 shares were voted in favor the proposal, 21,400 shares were voted against the proposal and 200 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6A.  EXHIBITS

    EXHIBIT
    NUMBER                                            IDENTIFICATION OF EXHIBIT
---------------  ---------------------------------------------------------------------------------------------------
     11  --      Computation of Earnings Per Common Share, included as Note (2) to the Interim Consolidated
                 Financial Statements on Page 6 of this Form 10-Q.
     27  --      Financial Data Schedule. The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

ITEM 6B.  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       METROCORP BANCSHARES, INC.

Date: August 12, 1999                                        By:  /s/ DON J. WANG
                                                                  -----------------------------------------
                                                                  Don J. Wang
                                                                  Chairman of the Board and Chief Executive Officer

Date: August 12, 1999                                        By:  /s/ ATTILIO F. GALLI
                                                                  -----------------------------------------
                                                                  Attilio F. Galli
                                                                  Chief Financial Officer