Form 10-K/A
period 1998-12-31
METROCORP BANCSHARES INC
filed 1999-08-26
CIK 1068300

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                  ---------------
                                    FORM 10-K/A*
                                  ---------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-25141

                              METROCORP BANCSHARES, INC.
                (Exact name of registrant as specified in its charter)

                    TEXAS                         76-0579161
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification Number)

                          9600 BELLAIRE BOULEVARD, SUITE 252
                                 HOUSTON, TEXAS 77036
             (Address of principal executive offices including zip code)

                                    (713) 776-3876
                (Registrant's telephone number, including area code)

                                   ---------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, par value $1.00 per share
                                   (Title of class)
                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No     .
                                                  -------   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 1999, the number of outstanding shares of Common Stock was 7,104,560. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $52,215,475 million.

                         DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III, Items 10-13).

* The Company's Form 10-K for the year ended December 31, 1998 is hereby amended to clarify the disclosures made in Part II, Item 9 and Exhibit 16.1.

PART  II

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

     None of the reports of PricewaterhouseCoopers LLP for the past two years ended December 31, 1998 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, in connection with the audits of the Company's financial statements during the two most recent fiscal years ended December 31, 1998, and the subsequent interim period through March 30, 1999, the filing date of the Form 10-K, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their reports.

     In accordance with the rules of the Commission, the Company provided PricewaterhouseCoopers LLP a copy of the disclosures filed with the Commission on this Form 10-K and requested PricewaterhouseCoopers LLP to furnish it with a letter addressed to the Commission stating whether or not PricewaterhouseCoopers LLP agreed with the statements made by the Company in such filing and, if not, stating the respects in which it did not agree. A copy of this letter is attached hereto as Exhibit 16.1.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS

     Each exhibit marked with an asterisk is filed with this Amendment to the Annual Report on Form 10-K/A.

Exhibit
Number                                  Description
-------                                 -----------

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

10.1 Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc. MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

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

10.4 MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5 MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6** First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase plan.

16.1* Letter of PricewaterhouseCoopers LLP regarding change in certifying accountant.

21 Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

27**    Financial Data Schedule.


---------------

*Filed herewith.
**Previously filed.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 MetroCorp Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on August 26, 1999.

                              METROCORP BANCSHARES, INC.



                              By: /s/ Don J. Wang
                                  --------------------------------------------
                                               Don J. Wang
                                  Chairman of the Board, President and Chief
                                            Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on August 26, 1999.


          Signature                          Positions
          ---------                          ---------

/s/ Don J. Wang                Chairman of the Board, President and Chief
---------------------------    Executive Officer (principal executive officer)
    Don J. Wang


/s/ Attilio F. Galli           Chief Financial Officer (principal financial
---------------------------    officer and principal accounting officer)
    Attilio F. Galli


/s/ Tommy Chen                 Director
---------------------------
    Tommy Chen


/s/ Helen F. Chen              Director
---------------------------
    Helen F. Chen


/s/ May P. Chu                 Director
---------------------------
     May P. Chu


/s/ Jane W. Kwan               Director
---------------------------
    Jane W. Kwan


/s/ George M. Lee              Director
---------------------------
    George M. Lee


/s/ John Lee                   Director
---------------------------
    John Lee

/s/ David Tai                      Director
---------------------------
    David Tai


/s/ Joe Ting                       Director
---------------------------
    Joe Ting