Form 10-Q
period 1999-09-30
METROCORP BANCSHARES INC
filed 1999-11-12
CIK 1068300

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25141

                            ------------------------

                           METROCORP BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

              TEXAS                                  76-0579161
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 11, 1999, the number of outstanding shares of Common Stock, par value $1.00 per share was 7,121,073.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                           METROCORP BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Cash and cash equivalents:
  Cash and due from banks...................................    $ 23,029        $ 21,606
  Federal funds sold and other temporary investments........      18,772          14,287
                                                                --------        --------
    Total cash and cash equivalents.........................      41,801          35,893
Investment securities available-for-sale....................      82,138          83,623
Investment securities held-to-maturity......................      35,960          39,567
Loans, net..................................................     471,072         411,567
Premises and equipment, net.................................       7,806           8,151
Accrued interest receivable.................................       3,489           3,251
Deferred income taxes.......................................       5,051           3,025
Due from customers on acceptances...........................       1,647             865
Other real estate and repossessed assets, net...............         350             675
Other assets................................................       2,357             691
                                                                --------        --------
    Total assets............................................    $651,671        $587,308
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................    $ 95,580        $ 84,520
  Interest-bearing..........................................     438,081         394,986
                                                                --------        --------
    Total deposits..........................................     533,661         479,506
Federal funds purchased.....................................      20,000          25,000
Other borrowings............................................      35,557          25,043
Accrued interest payable....................................       1,225           1,030
Income taxes payable........................................          --              20
Acceptances outstanding.....................................       1,647             865
Other liabilities...........................................       6,356           5,820
                                                                --------        --------
    Total liabilities.......................................     598,446         537,284
                                                                --------        --------
Commitments and contingencies...............................          --              --
Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares
    authorized, none of which are issued and outstanding....          --              --
  Common stock, $1.00 par value, 20,000,000 shares
    authorized, 7,121,073 and 7,004,560 shares issued and
    outstanding, respectively...............................       7,121           7,005
  Additional paid-in capital................................      25,635          24,569
  Retained earnings.........................................      22,388          17,702
  Accumulated other comprehensive income/ (loss)............      (1,919)            748
                                                                --------        --------
    Total shareholders' equity..............................      53,225          50,024
                                                                --------        --------
    Total liabilities and shareholders' equity..............    $651,671        $587,308
                                                                ========        ========

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Interest income:
  Loans...................................      $11,640       $10,017       $32,797       $28,934
  Investment Securities:
    Taxable...............................        1,615         1,478         4,977         4,535
    Tax-exempt............................          295           240           824           718
  Federal funds sold and other temporary
    investments...........................          188           284           464         1,057
                                                -------       -------       -------       -------
      Total interest income...............       13,738        12,019        39,062        35,244
                                                -------       -------       -------       -------
Interest expense:
  Time deposits...........................        3,537         3,875        10,110        11,579
  Demand and savings deposits.............        1,074         1,085         2,949         3,068
  Other borrowings........................          788            86         2,195           413
                                                -------       -------       -------       -------
      Total interest expense..............        5,399         5,046        15,254        15,060
                                                -------       -------       -------       -------
Net interest income.......................        8,339         6,973        23,808        20,184
Provision for loan losses.................        1,380           690         3,450         2,520
                                                -------       -------       -------       -------
Net interest income after provision for
  loan losses.............................        6,959         6,283        20,358        17,664
                                                -------       -------       -------       -------
Noninterest income:
  Service charges on deposit accounts.....          974           901         2,933         2,331
  Other loan-related fees.................          266           200         1,204         1,061
  Letters of credit commissions and
    fees..................................          129            99           334           280
  Gain on sale of investment securities,
    net...................................           43            --           317            --
  Other noninterest income................           33            63           165           201
                                                -------       -------       -------       -------
      Total noninterest income............        1,445         1,263         4,953         3,873
                                                -------       -------       -------       -------
Noninterest expense:
  Employee compensation and benefits......        2,777         2,449         8,366         7,197
  Occupancy...............................        1,267         1,293         3,704         3,573
  Other real estate, net..................           (8)           38            44           264
  Data processing.........................           36           148           282           438
  Professional fees.......................          227           176           597           387
  Advertising.............................           98           108           337           283
  Other noninterest expense...............        1,013         1,327         3,035         3,347
                                                -------       -------       -------       -------
      Total noninterest expense...........        5,410         5,539        16,365        15,489
                                                -------       -------       -------       -------
Income before provision for income
  taxes...................................        2,994         2,007         8,946         6,048
Provision for income taxes................        1,033           720         2,979         1,948
                                                -------       -------       -------       -------
Net income................................      $ 1,961       $ 1,287       $ 5,967       $ 4,100
                                                =======       =======       =======       =======
Earnings per common share:
  Basic...................................      $  0.28       $  0.23       $  0.84       $  0.73
  Diluted.................................      $  0.28       $  0.22       $  0.84       $  0.73
Weighted average shares outstanding:
  Basic...................................        7,121         5,655         7,112         5,625
  Diluted.................................        7,121         5,743         7,112         5,655

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                   ----------------------      ----------------------
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------
Net income...................................       $1,961        $1,287       $ 5,967        $4,100
                                                    ------        ------       -------        ------
Other comprehensive income/(loss), net of
  tax:
  Unrealized gains/(losses) on investment
    securities, net:
  Unrealized holding gains/(losses) arising
    during the period........................         (269)          281        (2,458)          173
Less: reclassification adjustment for gains
  included in net income.....................          (28)           --          (209)           --
                                                    ------        ------       -------        ------
  Other comprehensive income/(loss)..........         (297)          281        (2,667)          173
                                                    ------        ------       -------        ------
  Total comprehensive income.................       $1,664        $1,568       $ 3,300        $4,273
                                                    ======        ======       =======        ======

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                  OTHER       TREASURY
                                      -------------------    PAID-IN     RETAINED   COMPREHENSIVE    STOCK,
                                       SHARES     AT PAR     CAPITAL     EARNINGS   INCOME (LOSS)   AT COST     TOTAL
                                      --------   --------   ----------   --------   -------------   --------   --------
Balance at January 1, 1998..........   5,556      $5,655      $12,795    $12,003         $808        $(755)    $30,506
Repurchase of common stock..........     (26)         --           --         --           --         (204)       (204)
Shares issued for incentive plans...      33          --           --         --           --          254         254
Sale of treasury stock..............      92          --           53         --           --          705         758
Other comprehensive income/(loss)...      --          --           --         --          173           --         173
Net income..........................      --          --           --      4,100           --           --       4,100
                                       -----      ------      -------    -------         ----        -----     -------
Balance at September 30, 1998.......   5,655      $5,655      $12,848    $16,103         $981        $  --     $35,587
                                       =====      ======      =======    =======         ====        =====     =======

                                                                                     ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                  OTHER       TREASURY
                                      -------------------    PAID-IN     RETAINED   COMPREHENSIVE    STOCK,
                                       SHARES     AT PAR     CAPITAL     EARNINGS   INCOME (LOSS)    AT COST     TOTAL
                                      --------   --------   ----------   --------   -------------   ---------   --------
Balance at January 1, 1999..........   7,005      $7,005      $24,569    $17,702       $   748      $     --    $50,024
Other comprehensive income/(loss)...      --          --           --         --        (2,667)           --     (2,667)
Issuance of common stock............     116         116        1,066         --            --            --      1,182
Net income..........................      --          --           --      5,967            --            --      5,967
Dividends...........................      --          --           --     (1,281)           --            --     (1,281)
                                       -----      ------      -------    -------       -------      ---------   -------
Balance at September 30, 1999.......   7,121      $7,121      $25,635    $22,388       $(1,919)     $     --    $53,225
                                       =====      ======      =======    =======       =======      =========   =======

          See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  5,967   $  4,100
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     1,579      1,538
    Provision for loan losses...............................     3,450      2,153
    Gain on sales of securities, net........................      (317)        --
    Loss on sale of other real estate.......................         4         19
    Deferred income taxes...................................      (640)    (1,101)
    Changes in:
      Accrued interest receivable...........................      (238)        43
      Other assets..........................................    (1,672)      (561)
      Accrued interest payable..............................       195        (31)
      Deferred loan fees....................................       603        146
      Other liabilities.....................................       536      2,548
      Income taxes payable..................................       (20)        20
                                                              --------   --------
          Net cash provided by operating activities.........     9,447      8,874
                                                              --------   --------
Cash flows from investing activities:
    Purchases of securities available-for-sale..............   (28,921)   (36,649)
    Proceeds from sales of securities available-for-sale....    16,890         --
    Proceeds from maturities and calls of securities
      available-for-sale....................................     9,757      6,346
    Purchases of securities held-to-maturity................    (2,822)        --
    Proceeds from maturities of securities
      held-to-maturity......................................     6,452     13,559
    Net change in loans.....................................   (63,557)   (36,259)
    Proceeds from sales of other real estate................       327        355
    Purchases of premises and equipment.....................    (1,235)    (1,560)
                                                              --------   --------
        Net cash used by investing activities...............   (63,109)   (54,208)
                                                              --------   --------
Cash flows from financing activities:
  Net change in:
    Deposits................................................    54,155     33,756
    Other borrowings........................................    10,514     10,023
    Federal funds purchased.................................    (5,000)    (5,000)
  Net proceeds from issuance of common stock................     1,182         --
  Treasury stock sold.......................................        --        808
  Dividends paid............................................    (1,281)        --
                                                              --------   --------
        Net cash provided by financing activities...........    59,570     39,587
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     5,908     (5,747)
Cash and cash equivalents at beginning of period............    35,893     31,218
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 41,801   $ 25,471
                                                              ========   ========

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

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1999, the Company's consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, respectively, consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 and consolidated changes in shareholders' equity for the nine months ended September 30, 1999 and 1998. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1998 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

                                                 FOR THE THREE         FOR THE NINE
                                                 MONTHS ENDED          MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
                                                           (IN THOUSANDS)
Net Income available to common
  shareholders..............................   $1,961     $1,287     $5,967     $4,100
                                               ======     ======     ======     ======
Weighted-average common shares
  outstanding...............................    7,121      5,655      7,112      5,625
Potentially dilutive common shares from
  options...................................       --         88         --         30
                                               ------     ------     ------     ------
Weighted-average common shares and
  potentially diluted common shares.........    7,121      5,743      7,112      5,655
                                               ======     ======     ======     ======
Basic EPS...................................   $ 0.28     $ 0.23     $ 0.84     $ 0.73
Diluted EPS.................................   $ 0.28     $ 0.22     $ 0.84     $ 0.73

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain of the matters discussed in this Form 10-Q, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "contemplate," "plan," "believe," "seek," "estimate," "will," "would," "should," "projected," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these, forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, securities brokerage and investment banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; that technological changes, including "Year 2000" data systems compliance issues, are more difficult or expensive than anticipated; and other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

    GENERAL. Net income for the quarters ended September 30, 1999 and 1998 was $2.0 million and $1.3 million, respectively. Basic and diluted EPS for the three months ended September 30, 1999 were $0.28 and $0.28, respectively, compared with $0.23 and $0.22, respectively, for the same period in 1998. Net income for the nine months ended September 30, 1999 and 1998 was $6.0 million and $4.1 million, respectively. Basic and diluted EPS for the nine months ended September 30, 1999 were $0.84, compared with $0.73 for the same period in 1998. The increase in net income for the three and nine month periods ended
September 30, 1999 was primarily due to higher net interest income resulting from greater loan and investment volumes.

    At September 30, 1999, total assets and net loans were $651.7 million and $471.1 million compared with $587.3 million and $411.6 million, respectively, at December 31, 1998. Total liabilities and total shareholders' equity at September 30, 1999, were $598.4 million and $53.2 million, respectively, compared with $537.3 million and $50.0 million, respectively, at December 31, 1998.

    NET INTEREST INCOME.  Net interest income for the quarter ended
September 30, 1999 increased by $1.3 million or 18.6% to $8.3 million compared with $7.0 million for the same period in 1998. Net interest income for the nine months ended September 30, 1999 increased by $3.6 million or 17.8% to $23.8 million compared with $20.2 million for the same period in 1998. The increase in net interest income during the three and nine month periods ended September 30, 1999 was due to higher average earning assets, coupled with lower interest rates paid on deposits.

    The net interest margin was 5.52% for the three months ended September 30, 1999, compared with 5.55% during the same period in 1998. The net interest margin was 5.53% for the nine months ended September 30, 1999, up from 5.45% for the same period in 1998. The improvement in the net interest margin for the three and nine months periods ended September 30, 1999 was attributable to a combination of increased volume of earning assets and reduced interest expense.

    For the three months ended September 30, 1999, interest income increased by $1.7 million or 14.3% to $13.7 million. The increase was principally driven by a $94.7 million increase in average loans, partially offset by a decrease in the yield of average loans, which declined by 78 basis points to 9.9%, compared with 10.7% for the same period in 1998. For the three months ended September 30, 1999, the average securities portfolio increased by $12.6 million or 11.9% and its yield decreased by 4 basis points to 6.37%. For the nine months ended September 30, 1999, interest income increased by $3.9 million or 11.1% to $39.1 million compared with $35.2 million for the same period in 1998. The increase was primarily driven by an $84.2 million or 23.4% growth in average loan volumes, partially offset by a decrease in the yield earned on average loans, which declined to 9.9% for the nine months ended September 30, 1999 from 10.7% during the same period in 1998. For the nine months ended September 30, 1999, the average securities portfolio increased by $11.2 million or 10.2% and its yield increased by 4 basis points to 6.39%.

    Interest expense increased by $353,000 for the three months ended September 30, 1999 to $5.4 million, compared with $5.0 million during the same period in 1998. For the nine months ended September 30, 1999, interest expense increased by $194,000 or 1.3%, to $15.3 million, compared with $15.1 million during the same period in 1998. The increase was primarily due to a higher volume of deposits.

    The Company views time deposits as a stable means of supporting loan growth. The Company believes that based on its historical experience its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's assets growth in the future.

    The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the three and nine month periods ended September 30, 1999 and 1998. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------
                                                           1999                                1998
                                             ---------------------------------   ---------------------------------
                                               AVERAGE     INTEREST   AVERAGE      AVERAGE     INTEREST   AVERAGE
                                             OUTSTANDING   EARNED/     YIELD/    OUTSTANDING   EARNED/     YIELD/
                                               BALANCE       PAID       RATE       BALANCE       PAID       RATE
                                             -----------   --------   --------   -----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Total loans..............................    $467,871    $11,640      9.87%      $373,221    $10,017     10.65%
  Taxable securities.......................      96,369      1,615      6.65         88,682      1,478      6.61
  Tax-exempt securities....................      22,592        295      5.18         17,669        240      5.39
  Federal funds sold and Other temporary
    investments............................      12,030        188      6.20         18,635        284      6.05
                                               --------    -------                 --------    -------
  Total interest earning assets............     598,862     13,738      9.10%       498,207     12,019      9.57%
                                                           -------                             -------
  Less allowance for loan loses............      (6,942)                             (5,532)
                                               --------                            --------

Total interest-earning assets, net of
  allowance for loan losses................     591,920                             492,675
Nonearning assets..........................      41,692                              38,180
                                               --------                            --------
    Total assets...........................    $633,612                            $530,855
                                               ========                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits.........    $ 38,971    $   294      2.99%      $ 30,942    $   204      2.62%
  Savings and money market accounts........      98,970        780      3.13         91,692        881      3.81
  Time deposits............................     279,997      3,537      5.01        278,138      3,875      5.53
  Federal funds purchased and securities
    sold under repurchase agreements.......      26,154        349      5.29          1,876         26      5.50
  Other borrowings.........................      35,488        439      4.91          5,212         60      4.57
                                               --------    -------                 --------    -------
Total interest-bearing liabilities.........     479,580      5,399      4.47%       407,860      5,046      4.91%
                                                           -------                             -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits......      93,291                              80,390
  Other liabilities........................       7,387                               7,730
    Total liabilities......................     580,258                             495,980
                                               --------                            --------
Shareholders' equity.......................      53,354                              34,875
                                               --------                            --------
Total liabilities and shareholders
  equity...................................    $633,612                            $530,855
                                               ========                            ========
Net interest income........................                $ 8,339                             $ 6,973
                                                           =======                             =======
Net interest spread........................                             4.63%                               4.66%
                                                                        ====                               =====
Net interest margin........................                             5.52%                               5.55%
                                                                        ====                               =====

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------
                                                           1999                                1998
                                             ---------------------------------   ---------------------------------
                                               AVERAGE     INTEREST   AVERAGE      AVERAGE     INTEREST   AVERAGE
                                             OUTSTANDING   EARNED/     YIELD/    OUTSTANDING   EARNED/     YIELD/
                                               BALANCE       PAID       RATE       BALANCE       PAID       RATE
                                             -----------   --------   --------   -----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Total loans..............................    $444,297    $32,797      9.87%      $360,107    $28,934     10.71%
  Taxable securities.......................     100,410      4,977      6.63         92,532      4,535      6.53
  Tax-exempt securities....................      20,944        824      5.26         17,591        718      5.44
  Federal funds sold and Other temporary
    investments............................      10,060        464      6.17         23,449      1,057      6.01
                                               --------    -------                 --------    -------
  Total interest earning assets............     575,711     39,062      9.07%       493,679     35,244      9.52%
                                                           -------                             -------
  Less allowance for Loan Loses............      (6,558)                             (4,739)
                                               --------                            --------
Total interest-earning assets, net of
  allowance for loan losses................     569,153                             488,940
Nonearning assets..........................      39,275                              35,317
                                               --------                            --------
    Total assets...........................    $608,428                            $524,257
                                               ========                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits.........    $ 35,897    $   733      2.73%      $ 29,668    $   579      2.60%
  Savings and money market accounts........      97,321      2,216      3.04         88,679      2,489      3.74
  Time deposits............................     266,373     10,110      5.07        278,507     11,579      5.54
  Federal funds purchased and securities
    sold under repurchase agreements.......      26,383      1,000      5.07            989         42      5.66
  Other borrowings.........................      32,497      1,195      4.92          9,016        371      5.49
                                               --------    -------                 --------    -------
Total interest-bearing liabilities.........     458,471     15,254      4.45%       406,859     15,060      4.94%
                                                           -------                             -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits......      89,382                              77,918
  Other liabilities........................       7,835                               6,468
    Total liabilities......................     555,688                             491,245
                                               --------                            --------
Shareholders' equity.......................      52,740                              33,012
                                               --------                            --------
Total liabilities and shareholders
  equity...................................    $608,428                            $524,257
                                               ========                            ========
Net interest income........................                $23,808                             $20,184
                                                           =======                             =======
Net interest spread........................                             4.62%                               4.58%
                                                                        ====                               =====
Net interest margin........................                             5.53%                               5.45%
                                                                        ====                               =====

    The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three and nine month periods ended September 30, 1999. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      1999 VS. 1998
                                                              ------------------------------
                                                              INCREASE (DECREASE)
                                                                    DUE TO
                                                              -------------------
                                                               VOLUME      RATE      TOTAL
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Total loans...............................................   $5,262    $(3,639)    $1,623
  Securities................................................      396       (204)       192
  Federal funds sold and other temporary investments........     (114)        18        (96)
                                                               ------    -------     ------
    Total increase (decrease) in interest income............    5,544     (3,825)     1,719
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits..........................      (57)       147         90
  Savings and money market accounts.........................      577       (678)      (101)
  Time deposits.............................................    1,106     (1,444)      (338)
  Federal funds purchased...................................      376        (53)       323
  Other borrowings..........................................      258        121        379
                                                               ------    -------     ------
    Total increase (decrease) in interest expense...........    2,260     (1,907)       353
                                                               ------    -------     ------
Increase (decrease) in net interest income..................   $3,284    $(1,918)    $1,361
                                                               ======    =======     ======

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      1999 VS. 1998
                                                              ------------------------------
                                                              INCREASE (DECREASE)
                                                                    DUE TO
                                                              -------------------
                                                               VOLUME      RATE      TOTAL
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Total loans...............................................   $7,612    $(3,749)    $3,863
  Securities................................................      657       (109)       548
  Federal funds sold and other temporary investments........     (609)        16       (593)
                                                               ------    -------     ------
    Total increase (decrease) in interest income............    7,660     (3,842)     3,818
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits..........................      108         46        154
  Savings and money market accounts.........................      406       (679)      (273)
  Time deposits.............................................     (220)    (1,249)    (1,469)
  Federal funds purchased...................................    1,115       (157)       958
  Other borrowings..........................................    1,009       (185)       824
                                                               ------    -------     ------
    Total increase (decrease) in interest expense...........    2,420     (2,226)       194
                                                               ------    -------     ------
Increase (decrease) in net interest income..................   $5,240    $(1,616)    $3,624
                                                               ======    =======     ======

    PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. For the three months ended September 30, 1999, the provision for loan losses increased by $690,000 or 100.0% to $1.4 million when compared with the same period last year. For the nine months ended
September 30, 1999, the provision for loan losses increased by $930,000 or 36.9% to $3.5 million compared with the same period last year. The increase in the provision for loan losses for the three and nine month periods ended September 30, 1999 was due to an increase in net charge offs and was made to restore the Company's allowance for loan losses to a level deemed appropriate by management. Based on recent experience in the loan portfolio, the Company may make an additional provision to the allowance for loan losses in the fourth quarter.

    NONINTEREST INCOME.  Noninterest income for the quarters ended
September 30, 1999 and 1998, was $1.4 million and $1.3 million, respectively. The $182,000 increase in noninterest income during the three months ended September 30, 1999 primarily resulted from continued improvement in the collection of service charges on deposit accounts and higher loan related fees. For the nine months ended September 30, 1999 and 1998, noninterest income was $5.0 million and $3.9 million, respectively. The majority of the growth in noninterest income during the nine months ended September 30, 1999 resulted from a $602,000 increase in service charges on deposit accounts. The increase in service charges was realized through improvement in the monitoring of the accounts subject to service charges. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                 FOR THE THREE         FOR THE NINE
                                                 MONTHS ENDED          MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.........   $  974     $  901     $2,933     $2,331
Other loan-related fees.....................      266        200      1,204      1,061
Gain on sale of securities, net.............       43         --        317         --
Letters of credit commissions and fees......      129         99        334        280
Other noninterest income....................       33         63        165        201
                                               ------     ------     ------     ------
    Total noninterest income................   $1,445     $1,263     $4,953     $3,873
                                               ======     ======     ======     ======

    NONINTEREST EXPENSE. For the quarters ended September 30, 1999 and 1998, noninterest expense totaled $5.4 million and $5.5 million, respectively, a decrease of $129,000 or 2.3% principally due to improved data processing efficiency. For the nine months ended September 30, 1999, noninterest expense increased by $876,000 or 5.7% to $16.4 million compared with $15.5 million during the same period in 1998. The increase in noninterest expense is principally the result of higher employee compensation and benefits. For the three month period ended September 30, 1999 and 1998, the Company's efficiency ratio was 55.6% and 67.3%, respectively. For the nine month period ended September 30, 1999 and 1998, the Company's efficiency ratio was 57.5% and 64.4%, respectively. The improvement in the efficiency ratios for the three and nine month periods ended September 30, 1999 reflects the Company's improved earnings position coupled with management's continued efforts to control operating expenses and gain other efficiencies through centralized computer systems.

    The following table presents, for the periods indicated, the major categories in noninterest expense:

                                                               FOR THE THREE         FOR THE NINE
                                                               MONTHS ENDED          MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              1999       1998       1999       1998
                                                            --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Employee compensation and benefits........................   $2,777     $2,449    $ 8,366    $ 7,197
Non-staff expenses:
  Occupancy...............................................    1,267      1,293      3,704      3,573
  Other real estate, net..................................       (8)        38         44        264
  Data processing.........................................       36        148        282        438
  Professional fees.......................................      227        176        597        387
  Advertising.............................................       98        108        337        283
  Consultants/contract labor..............................       20         94        366        340
  Director compensation...................................       69         77        211        248
  Printing and supplies...................................      113        124        377        333
  Telecommunications......................................      120        113        380        311
  Other noninterest expense...............................      691        919      1,701      2,115
                                                             ------     ------    -------    -------
    Total non-staff expenses..............................    2,633      3,090      7,999      8,292
                                                             ------     ------    -------    -------
    Total noninterest expense.............................   $5,410     $5,539    $16,365    $15,489
                                                             ======     ======    =======    =======

    Employee compensation and benefits expense for the quarters ended
September 30, 1999 and 1998, was $2.8 million and $2.4 million, respectively, an increase of $328,000 or 13.4%. For the nine months ended September 30, 1999 and 1998, employee compensation and benefits expense was $8.4 million and $7.2 million, respectively, an increase of $1.2 million or 16.7%. The increases for the three and nine month periods ended September 30, 1999 were primarily due to the costs associated with the establishment of the Dulles and Long Point branches, which opened in March and April 1999, respectively. Total full-time equivalent employees at September 30, 1999 and 1998 were 275 and 259, respectively.

    For the three months ended September 30, 1999, non-staff expenses decreased by $457,000 compared with the same period last year, principally due to a decrease in other noninterest expense. For the nine months ended September 30, 1999, non-staff expenses decreased by $293,000 primarily due to a $200,000 reduction in other real estate expenses.

    INCOME TAXES. The provision for income taxes as a percentage of net income before taxes decreased from 35.9% for the quarter ended September 30,1998 to 34.6% for the quarter ended September 30, 1999 due to greater nontaxable income related to an increase in the tax-exempt municipal securities portfolio. For the nine months ended September 30, 1999, the provision for income taxes increased to 33.3% from 32.2% during the same period in 1998.

FINANCIAL CONDITION

    LOAN PORTFOLIO. Total loans increased from $417.7 million at December 31, 1998 to $477.9 million at September 30, 1999. The $60.2 million or 14.4% growth in total loans reflected the improving local economy, the opening of new branches and the Company's investment in loan production capacity. At
September 30, 1999 and December 31, 1998, the ratio of total loans to total deposits was 89.5% and 87.1%, respectively. For the same periods, total loans represented 73.3% and 71.1% of total assets, respectively.

    The following table summarizes the loan portfolio of the Company by type of loan:

                                                          AS OF SEPTEMBER 30,   AS OF DECEMBER 31,
                                                                 1999                  1998
                                                          -------------------   -------------------
                                                           AMOUNT    PERCENT     AMOUNT    PERCENT
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Commercial and industrial...............................  $283,379     58.68%   $256,311     60.73%
Real estate mortgage
  Residential...........................................    12,360      2.56      11,795      2.80
  Commercial............................................   127,381     26.38     103,677     24.57
Real estate construction
  Residential...........................................    11,559      2.39      10,842      2.57
  Commercial............................................    25,040      5.19      17,769      4.21
Consumer and other......................................    11,868      2.46      12,117      2.87
Factored receivables....................................    11,283      2.34       9,506      2.25
                                                          --------    ------    --------    ------
Gross loans.............................................   482,870    100.00%    422,017    100.00%
                                                                      ======                ======
Less: unearned discounts, interest and deferred fees....    (4,989)               (4,331)
                                                          --------              --------
    Total loans.........................................  $477,881              $417,686
                                                          ========              ========

    NONPERFORMING ASSETS. Net nonperforming assets at September 30, 1999 and December 31, 1998 were $4.5 million and $3.9 million, respectively. These figures are net of guarantees from the United States Department of Commerce's Small Business Administration (the "SBA"), the Export Import Bank of the United States (the "Ex-Im Bank"), an independent agency of the Unites States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF"), an agency sponsored by the government of Taiwan, which were $5.3 million and $1.4 million at September 30, 1999 and December 31, 1998, respectively. Included in the $9.7 million of nonperforming loans at September 30, 1999, were two borrowing relationships whose combined exposure totaled $4.7 million. However, the loans to these two entities have aggregate SBA and Ex-Im Bank guarantees of $3.3 million.

    The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of these programs, the Company is required to repurchase any loans which may become nonperforming. As a result of this requirement, the Company's non-performing loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company asserts a claim on the guarantee.

    The following table presents information regarding nonperforming assets at the periods indicated:

                                                                    AS OF                AS OF
                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................        $9,414              $3,329
Accruing loans 90 days or more past due.....................            --               1,291
Other real estate...........................................           327                 654
                                                                    ------              ------
    Total nonperforming assets..............................        $9,741              $5,274
                                                                    ------              ------
Less:
  Nonperforming loans guaranteed by the SBA and Ex-Im
    Bank....................................................         4,771               1,350
  Nonperforming loans guaranteed by the OCCGF...............             8                  --
                                                                    ------              ------
    Total net nonperforming assets..........................        $4,962              $3,924
                                                                    ======              ======

Nonperforming assets to total assets........................          1.49%               0.90%
Nonperforming assets to total loans and other real estate...          2.04                1.26
Net nonperforming assets to total assets(1).................          0.76                0.67
Net nonperforming assets to total loans and other real
  estate(1).................................................          1.04                0.94

------------------------

(1) Net nonperforming assets are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

    ALLOWANCE FOR LOAN LOSSES. For the nine months ended September 30, 1999, net loan charge-offs were $2.8 million or 0.83% of average loans outstanding, compared with $827,000 or 0.22% of average loans outstanding for the year ended December 31, 1998. At September 30, 1999 and December 31, 1998, the allowance for loan losses aggregated $6.8 million and $6.1 million, or 1.42% and 1.46% of total loans, respectively.

    The following table presents an analysis of the allowance for loan losses and other related data:

                                                              NINE MONTHS ENDED       YEAR ENDED
                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                      (DOLLARS IN THOUSANDS)
Average loans outstanding...................................       $444,297            $368,394
                                                                   ========            ========
Total loans outstanding at end of period....................       $477,881            $417,686
                                                                   ========            ========
Allowance for loan losses at beginning of period............       $  6,119            $  3,569
Provision for loan losses...................................          3,450               3,377
Charge-offs:
  Commercial and industrial.................................         (2,007)               (237)
  Real estate--mortgage.....................................           (474)                114
  Real estate--construction.................................             --                  --
  Consumer and other........................................           (372)               (619)
                                                                   --------            --------
    Total charge-offs.......................................         (2,853)               (970)
                                                                   --------            --------

Recoveries:
  Commercial and industrial.................................             47                  77
  Real estate--mortgage.....................................             --                  17
  Real estate--construction.................................             --                  16
  Consumer and other........................................             46                  33
                                                                   --------            --------
    Total recoveries........................................             93                 143
                                                                   --------            --------
Net loan charge-offs........................................         (2,760)               (827)
                                                                   --------            --------
Allowance for loan losses at end of period..................       $  6,809            $  6,119
                                                                   ========            ========

Ratio of allowance to end of period total loans.............           1.42%               1.46%
Ratio of net loan charge-offs to average loans..............           0.83                0.22
Ratio of allowance to end of period nonperforming loans.....          72.33              132.44
Ratio of allowance to end of period net nonperforming
  loans(1)..................................................         163.72              187.13

------------------------

(1) Net nonperforming loans are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

    SECURITIES. At September 30, 1999, the securities portfolio totaled $118.1 million, a decrease of $5.1 million or 4.1% from $123.2 million at December 31, 1998. This decrease was due primarily to sales of investment securities to support loan demand.

    DEPOSITS. At September 30, 1999, total deposits were $533.7 million, up $54.2 million or 11.3% from $479.5 million at December 31, 1998. Noninterest-bearing deposits at September 30, 1999 increased by $11.1 million or 13.1% to $95.6 million from $84.5 million at December 31, 1998. The Company's ratios of noninterest-bearing demand deposits to total deposits for September 30, 1999 and December 31, 1998 were 17.9% and 17.6%, respectively. At September 30, 1999, interest-bearing deposits increased by $43.1 million or 9.8% to $438.1 million from $395.0 million at December 31, 1998. The increase in interest-bearing deposits partially resulted from the issuance of $20 million in aggregate principal amount of ten-year callable certificates of deposits (the "Callable CDs") and an increase in CDs in an amount greater than $100,000. The Callable CDs are callable at the Company's discretion at the first anniversary of issuance and semi-annually thereafter.

    OTHER BORROWINGS.  The Company had two ten-year loans totaling
$35.0 million from the Federal Home Loan Bank of Dallas ("FHLB") to further leverage its balance sheet and diversify its funding sources. The loans bear interest at the average rate of 4.9% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. During the quarter ended September 30, 1999, the Company had a $20 million six-month advance from the FHLB. This loan bears an interest rate of 5.9%. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $17.0 million at September 30, 1999 and $7.0 million at December 31, 1998.

    CAPITAL RESOURCES. Shareholders' equity increased from $50.0 million at December 31, 1998 to $53.2 million at September 30, 1999, an increase of $3.2 million or 6.4%. This increase was primarily due to $6.0 million in net income for the nine months ended September 30, 1999, partially offset by $1.9 million in accumulated other comprehensive losses reflecting the mark-to-market of the available-for-sale investment portfolio.

    The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of September 30, 1999 to the minimum and well-capitalized regulatory standards:

                                                          MINIMUM       WELL        ACTUAL RATIO AT
                                                          REQUIRED   CAPITALIZED   SEPTEMBER 30, 1999
                                                          --------   -----------   ------------------
THE COMPANY
  Leverage ratio........................................    3.00%(1)      N/A             8.70%
  Tier 1 risk-based capital ratio.......................    4.00          N/A            10.87
  Risk-based capital ratio..............................    8.00          N/A            12.12
THE BANK
  Leverage ratio........................................    3.00%(2)     5.00%            7.13%
  Tier 1 risk-based capital ratio.......................    4.00         8.00             8.91
  Risk-based capital ratio..............................    8.00        10.00            10.16

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

    STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in November 1997 to ensure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting into IT systems test data simulating the Year 2000 date change and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through software vendors. The Company has contacted all of its third party vendors and software providers and has required them to demonstrate and represent that the products provided are Year 2000 compliant. Furthermore, the Company developed and has fully implemented a program for testing compliance with Year 2000 requirements. During the first quarter of 1999, the Company brought in-house its data processing services. The data processing software purchased by the Company is the same software that had been used by the Company in its vendor provided system since 1995. The Company's previous service bureau, which performed substantially all of the Company's data processing functions until March 15, 1999, and which currently provides the Company's data processing software, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines. The Company completed Year 2000 compliance testing and certification on its in-house system during the first quarter of 1999.

    The Company has completed the following phases of its Year 2000 plan:
(i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems, (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified and (iv) developing a business resumption contingency plan.

    COSTS OF COMPLIANCE. The Company has increased its estimates for Year 2000 related expenses from $24,000 to $40,000. As of September 30, 1999, the Company had incurred approximately $30,000 in expenses associated with Year 2000 issues. The largest potential internal risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance.

    RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $200,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 69.0% of all depositors with balances of $200,000 or greater, which was approximately 10.0% of the Company's total dollar deposit base, and all of its borrowers of $250,000 or more, which was approximately 69.0% of the Company's total dollar loan base. This survey was completed in the third quarter of 1998. The responses indicated that substantially all loan customers and slightly greater than one-half of deposit customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. To the extent a problem has been identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form as an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. The Company relies on the Federal Reserve Bank of Dallas for electronic fund transfers who has assured the Company that its systems are Year 2000 compliant.

    CONTINGENCY PLANS. The Company has finalized its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to two weeks without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve Bank of Dallas is unable to handle electronic funds transfers, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $300,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    During the quarter ended September 30, 1999, the Company entered into two, $10 million each, ten-year interest rate swap agreements whereby the Company receives a fixed rate and pays a floating rate. The floating rate the Company pays is based upon the three month London Interbank Best Offered Rate ("LIBOR") and reprices every three months. The Company expects the interest rate swap agreements to help mitigate the Company's asset sensitive position. There have been no other material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 1998. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity."

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6A. EXHIBITS

       EXHIBIT
       NUMBER           IDENTIFICATION OF EXHIBIT
       ------           -------------------------
         11             --Computation of Earnings Per Common Share, included as
                          Note (2) to the Interim Consolidated Financial Statements
                          on Page 6 of this Form 10-Q.
         27             --Financial Data Schedule. The required Financial Data
                          Schedule has been included as Exhibit 27 of the Form 10-Q
                          filed electronically with the Securities and Exchange
                          Commission.

ITEM 6B. REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 METROCORP BANCSHARES, INC.

Date:  November 12, 1999                         By:              /s/ DON J. WANG
                                                      ---------------------------------------
                                                                    Don J. Wang
                                                             CHAIRMAN OF THE BOARD AND
                                                              CHIEF EXECUTIVE OFFICER

Date:  November 12, 1999                         By:            /s/ ATTILIO F. GALLI
                                                      ---------------------------------------
                                                                  Attilio F. Galli
                                                              CHIEF FINANCIAL OFFICER