Form 10-Q/A
period 1999-06-30
METROCORP BANCSHARES INC
filed 2000-01-10
CIK 1068300

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                 FORM 10-Q/A*
                                ______________

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

        As of December 20, 1999, the number of outstanding shares of Common Stock was 7,122,479.

* The Company's Form 10-Q for the quarter ended June 30, 1999 is hereby amended to include information pursuant to Part II, Item 2.

PART  II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable

(b)     Not applicable

(c) On May 11, 1999, the Company issued an aggregate of 12,000 shares of common stock to non-employee directors of the Company, pursuant to the Company's Non-Employee Director Stock Bonus Plan. The shares were issued in consideration of the work and service of the non-employee directors on behalf of the Company. The shares were issued pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(d)     Not applicable.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROCORP BANCSHARES, INC.


Date:  January 10, 2000                By: /s/ Don J. Wang
                                          ------------------------------------
                                               Don J. Wang
                                               President and Chief Executive
                                               Officer


Date:  January 10, 2000                    /s/ Ruth E. Ransom
                                          ------------------------------------
                                               Ruth E. Ransom
                                               Senior Vice President and Chief
                                               Financial Officer