Form 10-K
period 1999-12-31
METROCORP BANCSHARES INC
filed 2000-03-31
CIK 1068300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                        COMMISSION FILE NUMBER: 0-25141

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 2000, the number of outstanding shares of Common Stock was 6,959,748. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date of $6.50 per share, was approximately $33,547,332.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III, Items 10-13).

                                     PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

     o changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

     o changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

     o changes in local economic and business conditions which adversely affect the ability of the Company's customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

     o increased competition for deposits and loans adversely affecting rates and terms;

     o    the Company's ability to identify suitable acquisition candidates;

     o the timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

     o increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

     o the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

     o changes in the availability of funds resulting in increased costs or reduced liquidity;

     o increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

     o the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

     o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

     o changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS

GENERAL

     MetroCorp Bancshares, Inc. (the "Company") was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (the "Bank"). The Company's headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876.

     The Company's mission is to enhance shareholder value by maximizing profitability and operating as the premier multi-ethnic bank in each community that it serves. The Company operates in a niche market by providing personalized, culturally sensitive service to the Asian and Hispanic communities in Houston and Dallas. The Company has strategically opened each of its 15 banking offices in an area with a large Asian or Hispanic community and intends to pursue branch opportunities in multi-ethnic markets with significant small and medium-sized business activity.

     Management believes that both the Asian and Hispanic communities present excellent opportunities for future growth. The greater Houston metropolitan area is home to an Asian population of approximately 234,000, with people of Vietnamese, Chinese, Korean and Taiwanese ancestry comprising the four largest groups. Houston's Hispanic population is approximately 1.1 million and represents approximately one-quarter of the city's population. The Asian and Hispanic communities together comprise almost one-third of the total population of Houston. Similarly, the greater Dallas metropolitan area has a growing Asian community of approximately 100,000 and a significant Hispanic population of approximately 783,000 which constitute, in the aggregate, approximately one-quarter of the total population of Dallas.

     While the Company believes many of its competitors either fail to recognize the cultural distinctions among various ethnic groups or focus on only one ethnic group, management of the Company is acutely aware of and understands the unique cultural nuances of each community its serves. Multi-ethnic customers require a special level of understanding from their banker, whether it be the specific characteristics of the businesses they operate or the native dialect in which they converse. In order to better serve its customers, the Company recruits bilingual, multilingual and multicultural employees, publishes Company literature in four languages (English, Spanish, Vietnamese, and Chinese) and celebrates cultural holidays such as Chinese New Year and Cinco de Mayo at its branches. In addition, the active involvement of directors and officers in various ethnic civic organizations allows management to better understand and respond to the needs of each community that it serves. Management believes that each ethnic group has its own unique cultural characteristics and tailors its products and services to best serve each group. For example, the Company offers deposit products that appeal to the unique saving philosophies of various ethnic groups. The Company believes that this awareness, personalized service and a broad array of products gives it a distinct competitive advantage in its chosen market areas.

     The Bank was organized in 1987 by Don J. Wang, the Company's current Chairman of the Board and Chief Executive Officer, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and the Bank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, the Company expanded its service philosophy to Houston's Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the "FDIC") the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened the Company's market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, the Company has accomplished its growth internally through the establishment of de novo branches in market areas with large Asian and Hispanic communities. Since its formation in 1987, the Company has established 12 branches in the greater Houston metropolitan area. In 1996, the Company expanded into the Dallas market. The success of the Dallas branch, whose deposits increased to $45.9 million in three years, prompted the Company to establish a second branch in the greater Dallas metropolitan area in 1998 and a third branch in 1999.

BUSINESS

     In connection with the Company's multi-ethnic approach to community banking, the Company offers products designed to appeal to its customers and further enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the Asian and Hispanic communities that it serves. Each of its product lines is an outgrowth of the Company's expertise in meeting the particular needs of its customers. The Company's principal lines of business are the following:

             COMMERCIAL AND INDUSTRIAL LOANS. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Its commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 1999, the Company's commercial and industrial loan portfolio totaled $298.1 million or 59.5% of the gross loan portfolio. At that date, the Company had a concentration of loans to hotels and motels of $74.1 million. Hotel and motel lending was originally targeted by the Company because of management's particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has decreased its emphasis in hotel and motel lending in order to further diversify its portfolio.

             COMMERCIAL MORTGAGE LOANS. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 1999, the Company had a commercial mortgage portfolio of $126.4 million.

             CONSTRUCTION LOANS. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contract. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 1999, the Company had a real estate construction portfolio of $40.0 million, of which $11.3 million was residential and $28.7 million was commercial.

             RESIDENTIAL MORTGAGE BROKERAGE AND LENDING. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products. The Company solicits and receives a fee to process residential mortgage loans, which are then pre-sold to and underwritten by third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization to its existing customers on a select basis, which loans are retained in the Company's portfolio. At December 31, 1999, the residential mortgage portfolio totaled $10.9 million.

             GOVERNMENT GUARANTEED SMALL BUSINESS LENDING. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the "SBA") federally guaranteed lending program, the Company's preapproved status allows it to quickly respond to customers' needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 1999, the Company had $57.1 million in the retained portion of its SBA loans, approximately $35.1 million of which was guaranteed by the SBA. For each of the last five years, the Company has been the second largest SBA loan originator in Houston in terms of dollar volume. Another source of government guaranteed lending provided by the Company is Business and Industrial loans ("B&I Loans") which are secured by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund ("OCCGF"), which is sponsored by the government of Taiwan.

        These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and who reside "overseas." As of December 31, 1999, the Company's OCCGF portfolio totaled $6.1 million.

             FACTORING. In 1994, the Company established an accounts receivable factoring subsidiary, Advantage Finance Corporation ("Advantage"), to provide financing to small and medium-sized businesses that have accounts receivable from predominantly Fortune 1,000 companies. Advantage's 1999 volume was $86.6 million in short-term (usually 30 day) accounts receivable, up from $80.9 million during 1998, an increase of 7.0%. At December 31, 1999, factored receivables outstanding totaled $13.7 million, compared with $9.5 million at December 31, 1998. In addition to enhancing the Company's profitability, many of the customers obtained through these efforts have established more traditional banking relationships with the Company.

             TRADE FINANCE. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the "Ex-Im Bank"), an agency of the U.S. government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank loan producer in the State of Texas. At December 31, 1999, the Company's aggregate trade finance portfolio commitments totaled approximately $10.5 million.

     The Company offers a variety of loan and deposit products and services to retail customers through its branch network in Houston and Dallas. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking.

     The Company's overall business strategy is to (i) continue to service its small and medium-sized owner-operated businesses and retail customers, especially in the Asian and Hispanic communities by providing individualized, responsive, quality service, and (ii) expand its geographic reach either through selective acquisitions of existing financial institutions or by establishing de novo branches in multi-ethnic markets with significant small and medium-sized business activity.

COMPETITION

     The banking business is highly competitive, and the profitability of the Company depends principally on the Company's ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making. Additionally, management believes the Company remains competitive by establishing long-term customer relationships, building customer loyalty and providing a broad line of products and services designed to address the specific needs of its customers.

     Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "-- Supervision and Regulation -- The Company -- Financial Modernization". The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

     As of December 31, 1999, the Company had 283 full-time equivalent employees, 28 of whom were officers of the Bank classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

     FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act that eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977
("CRA") by filing a declaration that the bank holding company wishes to become a financial holding company. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better.

     While the Federal Reserve Board will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

     The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

     ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 10.76% and its ratio of total capital to total risk-weighted assets was 12.01%.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 1999, the Company's leverage ratio was 8.48%.

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

     In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

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

     FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has CRA rating of satisfactory or better.

     BRANCHING. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its nonbanking subsidiaries.

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

     RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND
ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 1999, the Bank's capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank's retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

     AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

     CAPITAL ADEQUACY REQUIREMENTS. Similar to the Federal Reserve Board's requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The OCC's risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 1999, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 9.86% and its ratio of total capital to total risk-weighted assets was 11.12%.

     The OCC's leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 1999, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.78%.

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

     DEPOSIT INSURANCE ASSESSMENTS. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

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

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing
Corporation's ("FICO") bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter of 1999, the BIF rate was .01184% of deposits and the SAIF rate was .05920% of deposits, and for the first quarter of 2000, both the BIF and SAIF rates are .02120% of deposits.

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

     BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

     CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     COMMUNITY REINVESTMENT ACT. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

INSTABILITY OF REGULATORY STRUCTURE

     Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company conducts business at 16 locations, 12 of which are leased. Included are 15 full-service banking locations and the Company's corporate offices. The following table sets forth specific information on each such location. The Company's headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company's corporate headquarters will expire in March of 2003. The Company is evaluating the possibility of relocating its corporate offices to another facility.

                                                                         DEPOSITS
                                         OWNED/                             AT
              LOCATION                   LEASED      SQ. FT.        DECEMBER 31, 1999
-------------------------------------   --------     -------      ----------------------
                                                                  (DOLLARS IN THOUSANDS)
HOUSTON AREA:
Bellaire Blvd........................    Leased        7,002             $256,809
9600 Bellaire Boulevard, Suite 100
East.................................    Owned        16,400               79,598
6730 Capitol at Wayside
Galleria.............................    Leased        6,384               16,764
5065 Westheimer, Suite 1111
Chinatown............................    Leased        2,500               22,420
1005 St. Emanuel
Sugar Land...........................    Owned         5,665               34,320
15144 Southwest Freeway
Harwin...............................    Leased        2,463               22,851
10000 Harwin Dr.
Clear Lake...........................    Owned         1,986               20,293
2424 Bay Area Boulevard
Veterans Memorial....................    Owned         5,571               17,351
13480 Veterans Memorial Blvd.
Milam................................    Leased        2,546               11,615
2808 Milam St.
Corporate............................    Leased       25,127                  N/A
9600 Bellaire Boulevard, Suite 252
Boone Road(1)........................    Leased          905                  279
11205 Bellaire Boulevard, Suite B-9
Dulles(2)............................    Leased          479                6,553
4635 Highway 6
Long Point(3)........................    Leased        3,000                5,450
1426 Blalock
DALLAS AREA:
Richardson...........................    Leased        4,948               45,886
275 West Campbell Rd.
Dallas (Harry Hines).................    Leased        3,000                8,569
2527 Royal Lane
Garland(4)...........................    Leased        2,400                1,177
3500 West Walnut Street

------------

(1) Opened for business on November 26, 1999.

(2) Opened for business on March 30, 1999.

(3) Opened for business on April 15, 1999.

(4) Opened for business on November 12, 1999.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS.

     The Company and the Bank are from time to time parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the Company's or the Bank's business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "MCBI." As of March 13, 2000, there were 6,959,748 shares outstanding and 147 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

     The Common Stock was first listed on the Nasdaq NMS on December 16, 1998. Prior to that date, there was no established trading market for the Common Stock. Since the Common Stock began trading on the Nasdaq NMS, the high and low closing prices were as follows:

                                          HIGH        LOW
                                       ----------  ---------
1999
-------------------------------------
Fourth quarter.......................  $    9.875  $   7.750
Third quarter........................     10.1875      8.375
Second quarter.......................       10.00      8.375
First quarter........................      11.125     9.6875
1998
-------------------------------------
Fourth quarter (since December 16,
  1998)..............................      11.750      9.750
Third quarter........................     N/A         N/A
Second quarter.......................     N/A         N/A
First quarter........................     N/A         N/A

DIVIDENDS

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared and paid quarterly dividends since fourth quarter 1998, there is no assurance that the Company will pay dividends in the future. The cash dividends paid per share by quarter were as follows:


                                         1999       1998
                                       ---------  ---------
Fourth quarter.......................  $    0.06  $    0.06
Third quarter........................       0.06     --
Second quarter.......................       0.06     --
First quarter........................       0.06     --

     The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 1999, the Bank's capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank's retained net income for the current year and retained net income for the preceding two years. As of December 31, 1999, an aggregate of approximately $15.8 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 1999 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Interest income......................  $  53,668  $  47,696  $  41,155  $  31,523  $  23,065
Interest expense.....................     21,026     20,052     18,138     13,927      9,640
                                       ---------  ---------  ---------  ---------  ---------
    Net interest income..............     32,642     27,644     23,017     17,596     13,425
Provision for loan losses............      5,550      3,377      3,350      2,118        792
                                       ---------  ---------  ---------  ---------  ---------
    Net interest income after
      provision for loan losses......     27,092     24,267     19,667     15,478     12,633
Noninterest income...................      6,088      5,609      4,391      3,446      2,903
Noninterest expense..................     22,412     20,980     18,096     16,102     11,845
                                       ---------  ---------  ---------  ---------  ---------
    Income before provision for
      income taxes...................     10,768      8,896      5,962      2,822      3,691
Provision for income taxes...........      3,638      2,777      1,794        809      1,091
                                       ---------  ---------  ---------  ---------  ---------
    Net income.......................  $   7,130  $   6,119  $   4,168  $   2,013  $   2,600
                                       =========  =========  =========  =========  =========
PER SHARE DATA(1):
Net income:
    Basic............................  $    1.00  $    1.08  $    0.75  $    0.38  $    0.52
    Diluted..........................       1.00       1.06       0.74       0.37       0.51
Book value...........................       7.38       7.14       5.49       4.73       4.38
Tangible book value..................       7.38       7.14       5.49       4.73       4.38
Cash dividends.......................       0.24       0.06     --         --         --
Weighted average shares outstanding
  (in thousands):
    Basic............................      7,114      5,691      5,581      5,364      5,015
    Diluted..........................      7,114      5,749      5,616      5,444      5,104
BALANCE SHEET DATA:
Total assets.........................  $ 660,589  $ 587,308  $ 505,051  $ 426,987  $ 322,799
Securities...........................    110,065    123,190    112,624    103,680    110,761
Total loans..........................    495,669    417,686    348,910    280,597    177,206
Allowance for loan losses............      7,537      6,119      3,569      2,141      1,612
Total deposits.......................    544,436    479,506    445,859    381,289    285,153
Other borrowings.....................     55,636     50,043     21,611     14,566      9,273
Total shareholders' equity...........     52,580     50,024     30,506     25,398     23,519
AVERAGE BALANCE SHEET DATA:
Total assets.........................  $ 620,646  $ 532,751  $ 469,097  $ 373,697  $ 271,087
Securities...........................    119,952    114,248    113,250    115,224     99,398
Total loans..........................    456,653    368,394    310,781    223,514    146,210
Allowance for loan losses............      6,720      5,049      2,722      1,869      1,442
Total deposits.......................    501,808    477,793    416,895    333,355    233,749
Total shareholders' equity...........     53,010     33,992     28,369     24,090     21,561
PERFORMANCE RATIOS:
Return on average assets.............       1.16%      1.15%      0.89%      0.54%      0.96%
Return on average equity.............      13.52      18.00      14.69       8.36      12.06
Net interest margin..................       5.55       5.50       5.22       5.02       5.27
Efficiency ratio(2)..................      57.92      63.48      66.48      76.73      72.82
ASSET QUALITY RATIOS:
Nonperforming assets to total loans
  and other real estate..............       1.42%      1.26%      0.94%      0.82%      1.11%
Nonperforming assets to total
  assets.............................       1.07       0.90       0.65       0.54       0.61
Net loan charge-offs to average
  loans..............................       0.90       0.22       0.62       0.71       0.30
Allowance for loan losses to total
  loans..............................       1.52       1.46       1.02       0.76       0.91
Allowance for loan losses to
  nonperforming loans(3).............     115.03     132.44     134.02     135.42     111.48
CAPITAL RATIOS(4):
Leverage ratio.......................       8.48%      8.83%      5.90%      6.04%      7.30%
Average shareholders' equity to
  average total assets                      8.54       6.38       6.05       6.45       7.95
Tier 1 risk-based capital ratio......      10.76      11.73       8.40       8.69      10.65
Total risk-based capital ratio.......      12.01      12.98       9.50       9.44      11.39

-------------------------------------------

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

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

OVERVIEW

     From December 31, 1996 to December 31, 1999, the Company experienced consistent growth as assets increased from $427.0 million at December 31, 1996 to $660.6 million at December 31, 1999, an increase of $233.6 million or 54.7%. The increase was primarily due to the expansion of the branch network and an increase in the number of products and services available to customers. The Company opened seven branches during this period. Loans accounted for the majority of the Company's asset growth, increasing from $280.6 million to $495.7 million over the three-year period ending December 31, 1999. Supporting this substantial expansion was an increase in deposits, which rose from $381.3 million to $544.4 million, representing a 42.7% increase during the period. Including the net proceeds from the initial public offering of Common Stock in December 1998, shareholders' equity increased to $52.6 million, an increase of $27.2 million or 107% at December 31, 1999, compared with $25.4 million as of December 31, 1996.

     Net income available to shareholders was $7.1 million, $6.1 million and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and diluted net income per common share was $1.00, $1.06 and $0.74, for these same periods. Earnings growth from 1997 to 1999 resulted primarily from a combination of loan growth, an increase in net interest margin and a decrease in expenses, reflected in an improved efficiency ratio. The Company posted returns on average assets of 1.16%, 1.15% and 0.89% and returns on average equity of 13.52%, 18.00% and 14.69% for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     1999 VERSUS 1998. Net interest income totaled $32.6 million in 1999 compared with $27.6 million in 1998, an increase of $5.0 million or 18.1%. The increase resulted primarily from a $5.9 million or 12.5% increase in interest income on loans primarily due to a $41.8 million or 16.0% increase in commercial and industrial loans. Interest expense increased by $1.0 million or 4.9% due to an increase in the level of other borrowings, which consists primarily of $35.0 million from the Federal Home Loan Bank ("FHLB"). The increase in the loan portfolio, together with higher margins in this portfolio, resulted in an improved net interest margin of 5.55% from 5.50% for 1999 and 1998, respectively. The decrease in the securities portfolio from December 31, 1998 of $123.2 million to $110.1 million at December 31, 1999 is due to portfolio repositioning as interest rates moved upward. This repositioning necessitated sales of lower yielding holdings during the latter part of 1999. The net interest spread increased four basis points to 4.66% for 1999 from 4.62% for 1998.

     Interest income increased to $53.7 million in 1999 from $47.7 million in 1998. The increase was driven by growth in the average loan portfolio of $88.3 million or 23.9% while the Company experienced a decrease in the yield on average loans to 9.92% in 1999 from 10.65% in 1998. The average securities portfolio increased by $5.7 million or 5.0%, while its yield rose 6 basis points from 6.37% in 1998 to 6.43% in 1999 as a result of continued portfolio shifting to higher yielding issues.

     Interest expense increased by $1.0 million to $21.0 million at December 31, 1999 compared with $20.0 million at December 31, 1998. The increase was primarily due to growth in average FHLB borrowings and other borrowings of $43.9 million during 1999. The Company views these funds as stable and a less costly source of funding than time deposits. This decision has lowered the Company's cost of funds from 4.87% for 1998 to 4.49% for 1999. The Company anticipates that this source of funding will continue to sustain a portion of the Company's asset growth in the future.

     1998 VERSUS 1997. Net interest income totaled $27.6 million in 1998, compared with $23.0 million in 1997, an increase of $4.6 million or 20.1%. The increase resulted primarily from a $6.2 million or 18.8% increase in interest income on loans primarily due to a $63.0 million or 32.6% increase in commercial and industrial loans. Interest expense increased $1.9 million or 10.6% due to a $23.7 million increase in the level of interest-bearing deposits. The increase in the loan and securities portfolios, coupled with higher margins on such portfolios, resulted in improved net interest margins and net interest spreads. Net interest margins were 5.50% and 5.22% and net interest spreads were 4.62% and 4.43% for 1998 and 1997, respectively.

     Interest income increased to $47.7 million in 1998 from $41.2 million in 1997. The increase was driven by growth in the average loan portfolio of $57.6 million or 18.5% while the Company experienced an increase in the yield on average loans to 10.65% in 1998 from 10.63% in 1997. As a result of strong loan growth, the average securities portfolio increased by $1.0 million or 0.9%, while its yield rose eight basis points from 6.29% in 1997 to 6.37% in 1998 as a result of a change in the mix of the investment portfolio from agency securities into mortgage-backed securities.

     Interest expense increased to $20.0 million in 1998 from $18.1 million in 1997. This increase was primarily the result of $28.5 million of growth in average time deposits during 1998. The higher level of time deposits was the primary funding source of the Company's loan growth.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                                       YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------------------
                                                      1999                                  1998                       1997
                                       -----------------------------------   -----------------------------------   ------------
                                         AVERAGE      INTEREST    AVERAGE      AVERAGE      INTEREST    AVERAGE      AVERAGE
                                       OUTSTANDING     EARNED/     YIELD/    OUTSTANDING     EARNED/     YIELD/    OUTSTANDING
                                         BALANCE        PAID        RATE       BALANCE        PAID        RATE       BALANCE
                                       ------------   ---------   --------   ------------   ---------   --------   ------------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Total loans......................    $456,653      $45,322      9.92%      $368,394      $39,219      10.65%     $310,781
    Taxable securities...............      98,838        6,624      6.70         96,518        6,312       6.54        95,680
    Tax-exempt securities............      21,114        1,091      5.17         17,730          964       5.44        17,570
Federal funds sold and other
  temporary investments..............       9,959          631      6.34         19,565        1,201       6.14        16,926
                                       ------------   ---------              ------------   ---------              ------------
    Total interest-earning assets....     586,564       53,668      9.15%       502,207       47,696       9.50%      440,957
                                                      ---------                             ---------
Less allowance for loan losses.......      (6,720)                               (5,049)                               (2,722)
                                       ------------                          ------------                          ------------
Total interest-earning assets, net of
  allowance for loan losses..........     579,844                               497,158                               438,235
Noninterest-earning assets...........      40,802                                35,593                                30,862
                                       ------------                          ------------                          ------------
      Total assets...................    $620,646                              $532,751                              $469,097
                                       ============                          ============                          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand
      deposits.......................    $ 37,011        1,039      2.81%      $ 30,109          783       2.60%     $ 26,765
    Savings and money market
      accounts.......................      97,629        3,020      3.09         90,328        3,258       3.61        76,799
    Time deposits....................     275,663       14,032      5.09        276,904       15,267       5.51       248,447
Federal funds purchased and
  securities sold under repurchase
  agreements.........................      24,774        1,301      5.25            926           54       5.83         1,804
    Other borrowings.................      33,264        1,634      4.91         13,160          690       5.24        16,084
                                       ------------   ---------              ------------   ---------              ------------
Total interest-bearing liabilities...     468,341       21,026      4.49%       411,427       20,052       4.87%      369,899
                                                      ---------                             ---------
Noninterest-bearing liabilities:
    Noninterest-bearing demand
      deposits.......................      91,505                                80,452                                64,884
    Other liabilities................       7,790                                 6,880                                 5,945
      Total liabilities                   567,636                               498,759                               440,728
                                       ------------                          ------------                          ------------
Shareholders' equity.................      53,010                                33,992                                28,369
                                       ------------                          ------------                          ------------
Total liabilities and shareholders'
  equity.............................    $620,646                              $532,751                              $469,097
                                       ============                          ============                          ============
Net interest income..................                  $32,642                               $27,644
                                                      =========                             =========
Net interest spread..................                               4.66%                                  4.62%
Net interest margin..................                               5.56%                                  5.50%


                                       INTEREST    AVERAGE
                                        EARNED/     YIELD/
                                         PAID        RATE
                                       ---------   --------

ASSETS
Interest-earning assets:
    Total loans......................   $33,028      10.63%
    Taxable securities...............     6,161       6.44
    Tax-exempt securities............       968       5.51
Federal funds sold and other
  temporary investments..............       998       5.90
                                       ---------
    Total interest-earning assets....    41,155       9.33%
                                       ---------
Less allowance for loan losses.......

Total interest-earning assets, net of
  allowance for loan losses..........
Noninterest-earning assets...........

      Total assets...................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand
      deposits.......................       697       2.60%
    Savings and money market
      accounts.......................     2,733       3.56
    Time deposits....................    13,685       5.51
Federal funds purchased and
  securities sold under repurchase
  agreements.........................       100       5.54
    Other borrowings.................       923       5.74
                                       ---------
Total interest-bearing liabilities...    18,138       4.90%
                                       ---------
Noninterest-bearing liabilities:
    Noninterest-bearing demand
      deposits.......................
    Other liabilities................
      Total liabilities

Shareholders' equity.................

Total liabilities and shareholders'
  equity.............................

Net interest income..................   $23,017
                                       =========
Net interest spread..................                 4.43%
Net interest margin..................                 5.22%

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

                                                        YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                               1999 VS. 1998                 1998 VS. 1997
                                        ----------------------------    ------------------------
                                            INCREASE                       INCREASE
                                           (DECREASE)                     (DECREASE)
                                             DUE TO                         DUE TO
                                        -----------------               --------------
                                        VOLUME     RATE       TOTAL     VOLUME    RATE    TOTAL
                                        ------    -------    -------    ------    ----    ------
                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
    Total loans......................   $9,396    $(3,293)   $ 6,103    $6,123    $ 68    $6,191
    Securities.......................      567       (128)       439       115      32       147
    Federal funds sold and other
      temporary investments..........     (590)        20       (570)      156      47       203
                                        ------    -------    -------    ------    ----    ------
         Total increase (decrease) in
           interest income...........    9,374     (3,402)     5,972     6,394     147     6,541
INTEREST-BEARING LIABILITIES:
    Interest-bearing demand
      deposits.......................      179         77        256        87      (1)       86
    Savings and money market
      accounts.......................      263       (501)      (238)      481      44       525
    Time deposits....................      (68)    (1,166)    (1,235)    1,567      15     1,582
    Federal funds purchased..........    1,391       (144)     1,247       (49)      3       (46)
    Other borrowings.................    1,054       (110)       944      (168)    (65)     (233)
                                        ------    -------    -------    ------    ----    ------
         Total increase (decrease)in
           interest expense..........    2,818     (1,843)       974     1,918      (4)    1,914
                                        ------    -------    -------    ------    ----    ------
Increase (decrease) in net interest
  income.............................   $6,556    $(1,558)   $ 4,998    $4,476    $151    $4,627
                                        ======    =======    =======    ======    ====    ======

PROVISION FOR LOAN LOSSES

     Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "-- Allowance for Loan Losses."

     The 1999 provision for loan losses increased by $2.2 million, or 64.3%, to $5.6 million primarily due to an additional provision of $2.1 million made in the fourth quarter of 1999. The additional provision was made as a result of significant charge-offs totaling $1.83 million related to four borrowing relationships and to reflect loan growth of 18.6%. The 1998 provision for loan losses increased by $27,000, or 1.0% to $3.4 million from $3.4 million in 1997. The increased provision for 1998 reflects loan growth of 19.7%. In 1997, the provision was impacted by a significant charge-off totaling $700,000 related to one borrower in the food service industry.

  NONINTEREST INCOME

     Noninterest income for the years ended December 31, 1999, 1998 and 1997, was $6.1 million, $5.6 million and $4.4 million, respectively. The majority of the growth in noninterest income occurred in the other loan related fees and other noninterest income categories due to increases in SBA servicing and packaging fees. The following table presents the major categories of noninterest income:

                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts...........................  $   3,313  $   3,364  $   2,248
Other loan-related fees..............      1,658      1,371      1,440
Letters of credit commissions and
  fees...............................        471        392        357
Gain (loss) on sale of investment
  securities, net....................        (14)       202        189
Other noninterest income.............        660        280        157
                                       ---------  ---------  ---------
     Total noninterest income........  $   6,088  $   5,609  $   4,391
                                       =========  =========  =========

  NONINTEREST EXPENSE

     For the years ended 1999, 1998 and 1997, noninterest expense totaled $22.4 million, $21.0 million and $18.1 million, respectively. The $1.4 million or 6.8% increase in 1999 was primarily due to employee compensation and benefits, occupancy expenses and outside legal and professional services. The increase in 1998 of $2.9 million or 16.0% was primarily due to higher employee compensation and benefits and occupancy expense related to the new branches opened during the year. The Company's efficiency ratios were 57.92%, 63.48% and 66.48% in 1999, 1998 and 1997, respectively. The improvement in the efficiency ratio in 1999 and 1998 reflects the Company's continued efforts to control operating expenses and gain other efficiencies through such means as upgrading centralized computer systems. The following table presents the major categories of noninterest expense:

                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
Employee compensation and benefits...  $  11,140  $   9,898  $   8,940
Non-staff expenses:
     Occupancy.......................      5,117      4,907      3,843
     Other real estate, net..........         83        374        474
     Data processing.................        327        584        465
     Legal and professional fees.....      1,656      1,021      1,083
     Advertising.....................        459        392        332
     Director compensation...........        355        157        360
     Printing and supplies...........        502        432        369
     Telecommunications..............        504        414        349
     Other noninterest expense.......      2,269      2,801      1,881
                                       ---------  ---------  ---------
          Total non-staff expenses...     11,272     11,082      9,156
                                       ---------  ---------  ---------
          Total noninterest
             expense.................  $  22,412  $  20,980  $  18,096
                                       =========  =========  =========


     Employee compensation and benefits expense for the years ended December 31, 1999, 1998 and 1997, was $11.1 million, $9.9 million and $8.9 million, respectively, reflecting increases of $1.2 million, $1.0 million and $892,000 during the same periods. The increase in 1999 resulted primarily from expenses related to the opening of the Company's four new branches. The three Houston area branches, Dulles, Long Point and Boone Road, opened in March, April and November 1999, respectively. The Garland (Dallas) branch opened in November 1999. The increase in 1998 resulted primarily from the costs associated with establishment of the Milam (Houston) branch which opened in early January of 1998. The increase in 1997 resulted principally from the effects of a full year of expenses for the four branches opened in 1996, and the addition of the Veterans Memorial (Houston) branch which opened in April of 1997. Additionally, staff was added to support the residential mortgage division and the factoring subsidiary. Total full-time equivalent employees at December 31, 1999, 1998 and 1997 were 283, 280 and 225, respectively.

      Non-staff expenses for 1999, 1998 and 1997 were $11.3 million, $11.1 million and $9.2 million, respectively, reflecting increases of $190,000 or 2.0%, $1.9 million or 20.7% and $1.1 million or 13.6%, respectively. The increase in 1999 was primarily due to legal and professional fees related to problem loans. The increase in 1998 was primarily due to the opening of two branches. The increase in 1997 was the result of a full year of higher occupancy expense from the increased number of operating branches as well as the cost of technology upgrades. Additionally, during 1999 and 1998 other real estate expenses decreased by $291,000 and $100,000, respectively, due to reduced foreclosed property expenses, while in 1997 other real estate expenses increased approximately $275,000 in connection with the maintenance of an asset acquired by foreclosure in the second quarter until its sale in December of 1997.

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

     Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. In 1999, income tax expense was $3.6 million, an $800,000 or 28.6% increase from income tax expense of $2.8 million in 1998. Income tax expense for 1998 was up 55.6% over the 1997 income tax expense of $1.8 million. The income tax component of the Texas franchise tax was $209,900, $193,000 and $132,000, in 1999, 1998
and 1997, respectively. The effective tax rates in 1999, 1998 and 1997, respectively, were 33.8% 31.2% and 30.1%.

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

FINANCIAL CONDITION

  LOAN PORTFOLIO

     Total loans increased by $78.0 million or 18.6% to $495.7 million at December 31, 1999. Total loans were $417.7 million at December 31, 1998, an increase of $68.8 million or 19.7% from total loans of $348.9 million at December 31, 1997. The growth in loans for both years reflected the improving local economy, the opening of new branches and the Company's investment in loan production capacity.

     For the years ended December 31, 1999, 1998 and 1997, the ratio of total loans to total deposits was 91.0%, 87.1% and 78.3%, respectively. For the same periods, total loans represented 75.0%, 71.1% and 69.1% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

                                                                        AS OF DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                              1999                  1998                  1997                  1996
                                       -------------------   -------------------   -------------------   -------------------
                                        AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Commercial and industrial............ $298,150      59.54%  $256,311      60.73%  $193,355      54.77%  $133,564      47.05%
Real estate mortgage
    Residential......................   10,934       2.18     11,795       2.80     11,797       3.35      8,703       3.07
    Commercial.......................  126,363      25.24    103,677      24.57    110,860      31.40    104,425      36.78
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                       137,297      27.42    115,472      27.37    122,657      34.75    113,128      39.85
                                       --------   --------   --------   --------   --------   --------   --------   --------
Real estate construction
    Residential......................   11,348       2.27     10,842       2.57      9,859       2.79      1,543       0.54
    Commercial.......................   28,661       5.72     17,769       4.21     11,750       3.33     16,096       5.67
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                        40,009       7.99     28,611       6.78     21,609       6.12     17,639       6.21
                                       --------   --------   --------   --------   --------   --------   --------   --------
Consumer and other...................   11,550       2.31     12,117       2.87     10,147       2.87     13,343       4.70
Factored receivables.................   13,700       2.74      9,506       2.25      5,249       1.49      6,217       2.19
                                       --------   --------   --------   --------   --------   --------   --------   --------
Gross loans..........................  500,706     100.00%   422,017     100.00%   353,017     100.00%   283,891     100.00%
                                                  ========              ========              ========              ========
Less: unearned discounts, interest
  and deferred fees..................    (5,037)               (4,331)               (4,107)               (3,294)
                                       --------              --------              --------              --------
Total loans..........................  $495,669              $417,686              $348,910              $280,597
                                       ========              ========              ========              ========


                                             1995(1)
                                       -------------------
                                        AMOUNT    PERCENT
                                       --------   --------

Commercial and industrial............  $53,850      29.88%
Real estate mortgage
    Residential......................    --         --
    Commercial.......................    --         --
                                       --------   --------
                                        94,411      52.38
                                       --------   --------
Real estate construction
    Residential......................    --         --
    Commercial.......................    --         --
                                       --------   --------
                                        11,772       6.53
                                       --------   --------
Consumer and other...................   18,065      10.02
Factored receivables.................    2,147       1.19
                                       --------   --------
Gross loans..........................  180,245     100.00%
                                                  ========
Less: unearned discounts, interest
  and deferred fees..................    (3,039)
                                       --------
Total loans..........................  $177,206
                                       ========

------------

(1) The Company's loan portfolio records were historically categorized by collateral codes. In 1998, the Company recoded its loan portfolio to reflect the business purpose of the loans. Detailed information prior to 1996 is unavailable due to a system conversion in 1995.

     Each of the following principal product lines is an outgrowth of the Company's expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the Asian and Hispanic communities:

     COMMERCIAL AND INDUSTRIAL LOANS. The primary lending focus of the Company is to small and medium-sized businesses in a wide variety of industries. The Company's commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company's commercial loans are underwritten on the basis of the borrower's ability to service such debt as reflected by cash flow projections. Commercial loans are generally secured by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 1999, approximately $176.1 million or 59.0% of the commercial and industrial loan portfolio was secured by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. Commercial loans are generally for amounts between $10,000 and $250,000, and as of December 31, 1999, the average commercial loan amount was $121,500. As of December 31, 1999, the Company's commercial and industrial loan portfolio totaled $298.1 million or 59.5% of the gross loan portfolio. At that date, the Company had a concentration of loans to hotels and motels of $74 million. Hotel and motel lending was originally targeted by the Company because of management's particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has decreased its emphasis in hotel and motel lending in order to further diversify its portfolio.

     COMMERCIAL MORTGAGE LOANS. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans secured by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property's historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 1999, the Company had a commercial mortgage portfolio of $126.4 million.

     CONSTRUCTION LOANS. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contract.

     The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 1999, the Company had a real estate construction portfolio of $40.0 million, of which $11.3 million was residential and $28.7 million was commercial.

     RESIDENTIAL MORTGAGE BROKERAGE AND LENDING. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by the Federal National Mortgage Association ("FNMA") and the Houston Housing Partnership. The residential mortgage products generally amortize over five to 15 years and usually have a maximum term of five years. The Company solicits and receives a fee to process these residential mortgage loans, which are then pre-sold to and underwritten by third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and presold to third party mortgage companies increased from $11.8 million in 1998 to $16.0 million at December 31, 1999. Since the Company does not fund these loans, there is no risk of nonpayment to the Company. The Company also makes five to seven year balloon residential mortgage loans with a 15 year amortization to its existing customers on a select basis, which are retained in the Company's portfolio. Residential mortgage collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. At December 31, 1999, the Company's residential mortgage portfolio totaled $10.9 million.

     GOVERNMENT GUARANTEED SMALL BUSINESS LENDING. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolio. As a Preferred Lender under the federally guaranteed SBA lending program, the Company's preapproved status allows it to quickly respond to customers' needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. Over the last seven years, the Company has originated over $130 million in SBA guaranteed loans. As of December 31, 1999, the Company had $57.1 million in the retained portion of SBA loans, approximately $35.1 million of which was guaranteed by the SBA. For each of the last six years, the Company has been the second largest SBA loan originator in Houston in terms of dollar volume. SBA loan originations were $27.9 million and $28.6 million for the years ended December 31, 1999 and 1998, respectively. Another source of government guaranteed lending is B&I Loans which are secured by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and reside "overseas." As of December 31, 1999, the Company's OCCGF portfolio totaled $6.1 million.

     FACTORING. In 1994, the Company established an accounts receivable factoring subsidiary, Advantage, to provide financing to small and medium-sized businesses that have accounts receivable from predominantly Fortune 1,000 companies. In factoring receivables, Advantage relies heavily on the quality of the client's accounts receivable and the financial strength of the client's customers, who typically make their payments directly to a lockbox controlled by Advantage. As a result, these transactions are subject to risks relating to disputes between the Company's client and its customers in instances where the customer refuses to make payment. Advantage's clients are typically businesses that are experiencing rapid growth and have an increased demand for working capital, usually with annual sales between $1.0 million and $25.0 million. Advantage's volume of purchases has grown steadily since 1995, its first full year of operations, from $14.5 million in short-term (usually 30 day) accounts receivable to $86.6 million during 1999. At December 31, 1999, factored receivables outstanding totaled $13.7 million, compared with $9.5 million at December 31, 1998. In addition to enhancing profitability, many of the customers obtained through these efforts have also established more traditional banking relationships with the Company.

     TRADE FINANCE. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank producer in the State of Texas. Trade finance credit facilities rely heavily on the quality of the business customer's accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. At December 31, 1999, the Company's aggregate trade finance portfolio commitments totaled approximately $10.5 million.

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

     The Company selectively extends credit for the purpose of establishing long-term relationships with its customers. The Company mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Company looks to tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Company is engaged and that require all lenders to obtain appropriate approvals for the extension of credit. The Company also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

     Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company's legal loan limit is $7.8 million, the Company generally does not make loans larger than $3.0 million. Loans are approved by lending officers and the Directors Credit Committee pursuant to a lending authorization schedule delegated by the Directors Credit Committee which is based on each loan officer's credit experience and portfolio. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company's policies and procedures designed to minimize the risk of nonpayment with respect to outstanding loans are discussed under "-- Nonperforming Assets."

     At year end December 31, 1999 and 1998, the Company had gross loan concentrations (greater than 25% of capital) in the following industries:


                                              AS OF
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                           (DOLLARS IN
                                            THOUSANDS)
Hotels/motels........................  $  74,070  $  57,885
Retail centers.......................     61,087     50,274
Restaurants..........................     25,805     17,474
Convenience/gasoline stations........     20,746     11,364
Apartment buildings..................     14,526     15,994
Grocery stores.......................     --          2,066

     The contractual maturity ranges of the commercial and industrial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1999 are summarized in the following table:

                                                        AS OF DECEMBER 31, 1999
                                        -------------------------------------------------------
                                                         AFTER
                                        ONE YEAR      ONE THROUGH        AFTER
                                        OR LESS       FIVE YEARS       FIVE YEARS       TOTAL
                                        --------      -----------      ----------      --------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial............   $72,286        $ 149,516        $  76,348      $298,150
Real estate mortgage:
     Residential.....................       464            5,622            4,848        10,934
     Commercial......................    15,154           83,870           27,339       126,363
Real estate construction
     Residential.....................     9,502            1,846           --            11,348
     Commercial......................        24           16,465           12,172        28,661
                                        --------      -----------      ----------      --------
          Total......................   $97,430        $ 257,319        $ 120,707      $475,456
                                        ========      ===========      ==========      ========
Loans with a predetermined interest
  rate...............................   $31,036        $  82,064        $  32,496      $145,596
Loans with a floating interest
  rate...............................    66,394          175,255           88,211       329,860
                                        --------      -----------      ----------      --------
          Total......................   $97,430        $ 257,319        $ 120,707      $475,456
                                        ========      ===========      ==========      ========

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

     1999 VERSUS 1998. Nonperforming assets at December 31, 1999 and 1998 were $7.0 million and $5.3 million, respectively. Included in the nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $1.8 million for 1999.

     Nonperforming assets for the year ended December 31, 1999 increased by $1.7 million or 33.0%, to $7.0 million, from $5.3 million at year end 1998. The increase was due to the addition of eight loans to nonaccrual status because they were either 90 days or more past due or an extraordinary event had occurred. Of these eight loans, one has been paid off and two have been brought to "current" status.

     1998 VERSUS 1997. Nonperforming assets at year-end December 31, 1998 and 1997 were $5.3 million and $3.3 million, respectively. Included in the nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $1.5 million for 1998.

     The increases in nonperforming assets for the years ended December 31, 1998 and 1997, were $2.0 million or 60.6% and $949,000 or 40.9%, respectively. The increase in 1998 was primarily due to adding nine loans to nonaccrual status because they were 90 days or more past due.

     The following table presents information regarding nonperforming assets at the periods indicated:

                                                        AS OF DECEMBER 31,
                                       -----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................  $   6,552  $   3,329  $   2,663  $   1,581  $   1,264
Accruing loans 90 days or more past
  due................................     --          1,291     --         --            182
Other real estate....................        490        654        606        739        534
                                       ---------  ---------  ---------  ---------  ---------
    Total nonperforming assets.......  $   7,042  $   5,274  $   3,269  $   2,320  $   1,980
                                       =========  =========  =========  =========  =========
Nonperforming assets to total loans
  and other real estate..............       1.42%      1.26%      0.94%      0.82%      1.11%
Nonperforming assets to total
  assets.............................       1.07%      0.90%      0.65%      0.54%      0.61%

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses inherent in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the independent third party loan review function. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

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

     In order to determine the adequacy of the allowance for loan losses, management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or the delinquent status of specific loans. Management then considers the risk classification or delinquency status of the remaining portfolio and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology.

     Beginning in December 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions, the Company allocates the allowance for loan losses according to management's assessments of risk inherent in the portfolio.

     For the year ended December 31, 1999, net loan charge-offs were $4.1 million or 0.90% of average loans outstanding, compared with $827,000 or 0.22% of average loans outstanding for 1998, and $1.9 million or 0.62% in net loan charge-offs for 1997. During 1999, the provision for loan losses increased by $2.2 million to $5.6 million as the Company made a $2.1 million provision during the fourth quarter as a result of significant charge-offs totaling $1.83 million related to four borrowing relationships. During 1998, the provision for loan losses increased slightly by $27,000 to $3.4 million. In 1997, the Company recorded a provision of $3.4 million. For 1997, the increase was primarily related to a significant charge-off totaling $700,000 related to one borrower in the food service industry as well as loan growth. At December 31, 1999, 1998 and 1997, the allowance for loan losses aggregated $7.5 million, $6.1 million and $3.6 million, or 1.52%, 1.46% and 1.02% of total loans, respectively.

     The following table presents an analysis of the allowance for loan losses and other related data:

                                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                          1999        1998        1997        1996       1995(1)
                                       ----------  ----------  ----------  ----------  ------------
                                                          (DOLLARS IN THOUSANDS)
Average loans outstanding............  $  456,653  $  368,394  $  310,781  $  223,514  $    146,210
                                       ==========  ==========  ==========  ==========  ============
Total loans outstanding at end of
  period.............................  $  495,669  $  417,686  $  348,910  $  280,597  $    177,206
                                       ==========  ==========  ==========  ==========  ============
Allowance for loan losses at
  beginning of period................  $    6,119  $    3,569  $    2,141  $    1,612  $      1,264
Provision for loan losses............       5,550       3,377       3,350       2,118           792
Charge-offs:
     Commercial and industrial.......      (3,563)       (237)       (827)     (1,236)         (386)
     Real estate -- mortgage.........         (32)       (114)       (584)     --               (53)
     Real estate -- construction.....      --          --          --          --           --
     Consumer and other..............        (807)       (619)       (812)       (570)         (260)
                                       ----------  ----------  ----------  ----------  ------------
       Total charge-offs.............      (4,402)(2)    (970)     (2,223)     (1,806)         (699)
                                       ----------  ----------  ----------  ----------  ------------
Recoveries:
     Commercial and industrial.......          94          77          79         146            98
     Real estate -- mortgage.........      --              17         156      --               108
     Real estate -- construction.....      --              16      --          --           --
     Consumer and other..............         176          33          66          71            49
                                       ----------  ----------  ----------  ----------  ------------
       Total recoveries..............         270         143         301         217           255
                                       ----------  ----------  ----------  ----------  ------------
Net loan charge-offs.................      (4,132)       (827)     (1,922)     (1,589)         (444)
                                       ----------  ----------  ----------  ----------  ------------
Allowance for loan losses at end of
  period.............................  $    7,537  $    6,119  $    3,569  $    2,141  $      1,612
                                       ==========  ==========  ==========  ==========  ============
Ratio of allowance to end of period
  total loans........................        1.52%       1.46%       1.02%       0.76%         0.91%
Ratio of net loan charge-offs to
  average loans......................        0.90        0.22        0.62        0.71          0.30
Ratio of allowance to end of period
  nonperforming loans................      115.03      132.44      134.02      135.42        111.48

------------

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

(2) For the year ended December 31, 1999, the Company charged off $4.4 million in loans or 0.89% of total loans outstanding. Of the loans charged off, $1.1 million or 0.22% of total loans outstanding consisted of loans in the Company's stated areas of concentration while $2.8 million or 0.55% of total loans outstanding consisted of loans to entities in the oil related services, technology services, communication services and consumer lending industries. The remaining $500,000 of loan charge-offs occurred in miscellaneous business categories.

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                                        AS OF DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                              1999                  1998                  1997                  1996
                                       -------------------   -------------------   -------------------   -------------------
                                                  PERCENT               PERCENT               PERCENT               PERCENT
                                                 OF LOANS              OF LOANS              OF LOANS              OF LOANS
                                                 TO GROSS              TO GROSS              TO GROSS              TO GROSS
                                       AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                                       -------   ---------   -------   ---------   -------   ---------   -------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $3,783       69.93%   $3,249       60.73%   $1,414       54.77%   $1,099       47.05%
    Real estate -- mortgage..........     823       15.21       725       27.37       883       34.75       620       39.85
    Real estate -- construction......     204        3.77       139        6.78       111        6.12        88        6.21
    Consumer and other...............     357        6.60       415        2.87       358        2.87       248        4.70
    Factored receivables.............     243        4.49       266        2.25       341        1.49        62        2.19
    Unallocated......................   2,127       --        1,325       --          462       --           24       --
                                       -------   ---------   -------   ---------   -------   ---------   -------   ---------
      Total allowance for loan
        losses.......................  $7,537      100.00%   $6,119      100.00%   $3,569      100.00%   $2,141      100.00%
                                       =======   =========   =======   =========   =======   =========   =======   =========


                                             1995(1)
                                       -------------------
                                                  PERCENT
                                                 OF LOANS
                                                 TO GROSS
                                       AMOUNT      LOANS
                                       -------   ---------

Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $  588       29.88%
    Real estate -- mortgage..........     620       52.38
    Real estate -- construction......      29        6.53
    Consumer and other...............     329       10.02
    Factored receivables.............    --          1.19
    Unallocated......................      46       --
                                       -------   ---------
      Total allowance for loan
        losses.......................  $1,612      100.00%
                                       =======   =========

------------

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

  SECURITIES

     The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 1999, securities totaled $110.0 million, a decrease of $17.6 million or 8.6% from $123.2 million in 1998. At December 31, 1998, securities increased $10.6 million to $123.2 million from $112.6 million at December 31, 1997. The decline in 1999 was primarily due to a year end repositioning of securities to higher yielding issues, while growth in 1998 was due primarily to an increase in fixed rate mortgage-backed securities which were funded by $25 million in borrowings from the FHLB. The 1997 increase occurred primarily in U.S. Government securities and the small increase in the portfolio as compared with the overall asset growth reflected the Company's use of funds from customers' deposits to fund loans.

     The Company follows Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. The Company does not have a trading account. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders' equity until realized.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                                    AS OF DECEMBER 31, 1999                        AS OF DECEMBER 31, 1998
                                        ------------------------------------------------    -------------------------------------
                                                       GROSS         GROSS                                 GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED     FAIR      AMORTIZED    UNREALIZED    UNREALIZED
                                          COST          GAIN          LOSS        VALUE       COST          GAIN          LOSS
                                        ---------    ----------    ----------    -------    ---------    ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities.............    $ 1,990        $ 11        $ --         $ 2,001     $ 1,984       $   88        $--
U.S. Government agency securities....     58,274       --             (3,938)     54,336      66,809          775          (225)
Municipal securities.................     11,206       --               (653)     10,553       9,910          578         --
Other securities.....................      8,210       --               (141)      8,069       3,704        --            --
                                        ---------    ----------    ----------    -------    ---------    ----------    ----------
    Total securities.................    $79,680        $ 11        $ (4,732)    $74,959     $82,407       $1,441        $ (225)
                                        =========    ==========    ==========    =======    =========    ==========    ==========


                                        FAIR
                                        VALUE
                                       -------

U.S. Treasury securities.............  $ 2,072
U.S. Government agency securities....   67,359
Municipal securities.................   10,488
Other securities.....................    3,704
                                       -------
    Total securities.................  $83,623
                                       =======

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                                    AS OF DECEMBER 31, 1999                        AS OF DECEMBER 31, 1998
                                        ------------------------------------------------    -------------------------------------
                                                       GROSS         GROSS                                 GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED     FAIR      AMORTIZED    UNREALIZED    UNREALIZED
                                          COST          GAIN          LOSS        VALUE       COST          GAIN          LOSS
                                        ---------    ----------    ----------    -------    ---------    ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Government agency securities....    $24,661        $ 99        $   (372)    $24,388     $30,979       $  569        $   (7)
Municipal securities.................     10,445          32            (480)      9,997       8,588          264           (63)
                                        ---------    ----------    ----------    -------    ---------    ----------    ----------
    Total securities.................    $35,106        $131        $   (852)    $34,385     $39,567       $  833        $  (70)
                                        =========    ==========    ==========    =======    =========    ==========    ==========


                                        FAIR
                                        VALUE
                                       -------

U.S. Government agency securities....  $31,541
Municipal securities.................    8,789
                                       -------
    Total securities.................  $40,330
                                       =======

     The following table summarizes the contractual maturity of investment securities at amortized cost (including federal funds sold and other temporary investments) and their weighted average yields. No tax-equivalent adjustments were made.

                                                                         AS OF DECEMBER 31, 1999
                                        -----------------------------------------------------------------------------------------
                                                           AFTER ONE YEAR      AFTER FIVE YEARS
                                        WITHIN ONE YEAR    BUT WITHIN FIVE      BUT WITHIN TEN
                                                                YEARS                YEARS           AFTER TEN YEARS      TOTAL
                                        ---------------    ---------------    -------------------    ----------------    --------
                                        AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT        YIELD    AMOUNT     YIELD     AMOUNT
                                        ------    -----    ------    -----    -------       -----    -------    -----    --------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities.............   $--        --  %  $1,990     6.21 %   $ --           --  %   $ --        --  %   $  1,990
U.S. Government agency securities....    --        --      2,170     6.63     13,187        6.38     67,577     6.63       82,934
Municipal securities.................    --        --        745     3.23      8,365        4.82     12,541     4.76       21,651
Federal funds sold...................   5,494     6.50      --        --        --           --        --        --         5,494
Temporary investments................    --        --       --        --        --           --        --        --         --
Other securities.....................   3,768     5.51      --        --        --           --       4,442      --         8,210
                                        ------    -----    ------    -----    -------       -----    -------    -----    --------
Total securities.....................   $9,262    6.10 %   $4,905    5.95 %   $21,553       5.78 %   $84,560    6.33 %   $114,786
                                        ======    =====    ======    =====    =======       =====    =======    =====    ========


                                       YIELD
                                       -----

U.S. Treasury securities.............  6.21 %
U.S. Government agency securities....  6.59
Municipal securities.................  4.73
Federal funds sold...................  6.50
Temporary investments................   --
Other securities.....................
                                       -----
Total securities.....................  6.19 %
                                       =====

     The following table summarizes the carrying value and classification of securities:

                                               AS OF DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
Available-for-sale...................  $   74,959  $   83,623  $   41,612
Held-to-maturity.....................      35,106      39,567      71,012
                                       ----------  ----------  ----------
     Total securities................  $  110,065  $  123,190  $  112,624
                                       ==========  ==========  ==========

     U.S. Government agency securities include mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the FNMA and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Included in the Company's mortgage-backed securities at years ended December 31, 1999 and 1998, were $2.6 million and $7.0 million in agency-issued collateral mortgage obligations.

     As of the years ended December 31, 1999 and 1998, 46.2% and 50.6%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. At December 31, 1999 approximately $6.5 million of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

  DERIVATIVES

     As of December 31, 1999, the Company had entered into an interest rate swap in an effort to match the repricing of its liabilities with its assets. The swap has a notional amount of $20 million. The Company pays a floating interest rate of LIBOR less five basis points and receives a fixed rate of 7.15%. The swap matures in 2009. As of December 31, 1998, the Company did not have any off-balance sheet derivative contracts outstanding. However, in 1998 and 1999 the securities portfolio did contain some securities with options callable by the issuers. In a declining rate environment, the likelihood that these options will be called may increase.

  DEPOSITS

     The Company's lending and investing activities are funded principally by deposits, approximately 42.9% of which were demand, savings and money market deposits at December 31, 1999. Average noninterest-bearing deposits at December 31, 1999 were $91.5 million compared with $80.5 million at year end 1998, an increase of $11.0 million or 13.6%. Approximately 18.2% of average deposits for the year ended December 31, 1999 were noninterest-bearing. Total deposits at December 31, 1999 were $544.4 million, an increase of $64.9 million or 13.5% from $479.5 million at December 31, 1998. Average total deposits during 1999 increased by 5.0% to $501.8 million. Average total deposits during 1998 increased to $477.8 million from $416.9 million in 1997, an increase of $60.9 million or 14.6%. The increases during 1999 and 1998 resulted primarily from the opening of new deposit gathering branches and the sale of certificates of deposit in established branches. The Company's ratios of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 1999, 1998 and 1997 were 18.2%, 16.8% and 15.6%, respectively.

     As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts as well as from corporations seeking to place deposits in minority-owned businesses, such as the Company. These time deposits typically renew at maturity and have provided a stable base of time deposits. Unlike other financial institutions, where large time deposits are often considered volatile, the Company believes that based on its historical experience its large time deposits have core-type characteristics. It has been the Company's experience that, generally, Asian customers and customers near retirement age have a higher proportion of savings in time deposits than in other investment vehicles because of the security provided by FDIC insurance. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market. Of the $157.9 million of time deposits greater than $100,000 at December 31, 1999, accounts totaling $75.2 million have been with the Company longer than one year.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                                YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                                1999                      1998                      1997
                                        --------------------       -------------------       -------------------
                                         AMOUNT        RATE         AMOUNT        RATE        AMOUNT        RATE
                                        --------       -----       --------       ----       --------       ----
                                                                 (DOLLARS IN THOUSANDS)
Interest-bearing deposits:
    Money market checking............   $ 37,011        2.81%      $ 30,109       2.60%      $ 26,765       2.60%
    Savings and money market
      deposits.......................     97,629        3.09         90,328       3.61         76,799       3.56
    Time deposits less than
      $100,000.......................    132,012        4.94        151,356       5.37        145,004       5.41
    Time deposits $100,000 and
      over...........................    143,651        5.23        125,548       5.69        103,443       5.64
                                        --------       -----       --------       ----       --------       ----
         Total interest-bearing
           deposits..................    410,303        4.41        397,341       4.86        352,011       4.86
Noninterest-bearing deposits.........     91,505        --           80,452       --           64,884       --
                                        --------       -----       --------       ----       --------       ----
         Total deposits..............   $501,808        3.61%      $477,793       4.04%      $416,895       4.11%
                                        ========       =====       ========       ====       ========       ====

     The following table sets forth the amount of the Company's time deposits that are $100,000 or greater by time remaining until maturity:


                                              AS OF
                                        DECEMBER 31, 1999
                                        -----------------
                                           (DOLLARS IN
                                           THOUSANDS)
Three months or less.................       $  42,733
Over three through six months........          27,606
Over six through 12 months...........          49,547
Over 12 months.......................          38,040
                                        -----------------
     Total...........................       $ 157,927
                                        =================

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

     Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $12.0 million at December 31, 1999 and $7.0 million at each of December 31, 1998 and 1997.

     The following table presents the categories of other borrowings by the
Company:


                                             AS OF DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
FHLB short term loans:
     on December 31..................  $  20,000  $  25,000  $   5,000
     average during the year.........     24,774        860      1,804
     maximum month-end balance during
       the year......................     39,430     25,000      7,000
FHLB notes:
     on December 31..................  $  35,000  $  25,000  $  15,900
     average during the year.........     32,753     12,673     16,084
     maximum month-end balance during
       the year......................     35,000     25,000     18,800
Other short-term borrowings:
     on December 31..................  $     636  $      43  $     711
     average during the year.........        510        487        678
     maximum month-end balance during
       the year......................        640        649      1,296


     The average rate paid and the weighted average rate paid on other borrowings as of December 31, 1999 was 5.02% and 5.27%, respectively.

     As of December 31, 1998, FHLB notes consisted of two 10-year notes of $15.0 million and $10.0 million with fixed interest rates of 4.97% and 5.02%, respectively, which are scheduled to mature during the fourth quarter of 2008. In the first quarter of 1999, the Company borrowed an additional $10.0 million from the FHLB with a fixed interest rate of 4.70% which is scheduled to mature in 2009. The $15.9 million of FHLB notes outstanding at December 31, 1997 was repaid in 1998.

  INTEREST RATE SENSITIVITY AND LIQUIDITY

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

     The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company has not entered into instruments such as leveraged derivatives, structured notes, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk. During 1999, the Company entered into an interest rate swap. The

Company pays a floating interest rate of LIBOR less five basis points and receives a fixed rate of 7.15%. The swap matures in 2009.

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

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1999:

                                                                VOLUMES SUBJECT TO REPRICING WITHIN
                                       --------------------------------------------------------------------------------------
                                                                                                          GREATER
                                         0-30      31-180     180-365      1-3        3-5       5-10      THAN 10
                                         DAYS       DAYS       DAYS       YEARS      YEARS      YEARS      YEARS      TOTAL
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Securities.......................  $   1,684  $   5,931  $   6,190  $  20,751  $   6,445  $  43,547  $  25,517  $ 110,065
    Total loans......................    340,970     37,480     23,621     50,872     33,383      6,889      2,454    495,669
    Federal funds sold and other
      temporary investments..........      5,494     --         --         --         --         --         --          5,494
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total interest-earning assets....    348,148     43,411     29,811     71,623     39,828     50,436     27,971    611,228
Interest-bearing liabilities:
    Demand, money market and savings
      deposits.......................     --         54,936     27,469     54,936     --         --         --        137,341
    Time deposits....................     27,215    120,504    114,577     33,802      5,861      8,878          5    310,842
    Federal funds purchased..........     20,000     --         --         --         --         --         --         20,000
    Other borrowings.................     --         --         --            636     --         35,000     --         35,636
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total interest-bearing
      liabilities....................     47,215    175,440    142,046     89,374      5,861     43,878          5    503,819
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Period GAP.......................  $ 300,933  $(132,029) $(112,235) $ (17,751) $  33,967  $   6,558  $  27,966  $ 107,409
    Cumulative GAP...................    300,933    168,904     56,668     38,917     72,884     79,442    107,409
    Period GAP to total assets.......      45.56%    (19.99)%   (16.99)%    (2.69)%     5.14%      0.99%      4.23%
    Cumulative GAP to total assets...      45.56%     25.57%      8.58%      5.89%     11.03%     12.03%     16.26%
    Cumulative interest-earning
      assets to cumulative
      interest-bearing liabilities...     737.37%    175.86%    115.54%    108.57%    115.85%    115.77%    121.32%

     The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $300.9 million, $168.9 million and $56.7 million, respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. The Company is aware of this imbalance and has initiated strategies to lower the positive GAP by emphasizing the origination of fixed rate loans while shortening the terms of fixed rate liability products. GAP reflects a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company's Rate Committee and the ALCO review the Company's interest rate risk position on a weekly and monthly basis, respectively.

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

     Presented below, as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

                                                                                  EVE AS A % OF
                                                                                 PRESENT VALUE OF
                                                                                      ASSETS
                                  $ CHANGE IN EVE                             ----------------------
          CHANGE IN RATES      (DOLLARS IN THOUSANDS)     % CHANGE IN EVE     EVE RATIO     CHANGE
         ------------------    ----------------------     ---------------     ---------   ----------
              -200 bp                 $    361                  0.61%            8.90%        (1) bp
                0 bp                       --                    --              8.91%          --
              +200 bp                   (4,441)                (7.45)%           8.84%       (58) bp

     The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 1999 was 0.61% compared with 1.04% as of December 31, 1998. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 1999 of (7.45)% was six basis points less than the (7.54)% change as of December 31, 1998.

     The Company has attempted to narrow the bands of extremes in the investment portfolio's performance acknowledging that some earnings opportunities must be allowed to pass in the interest of minimizing extreme losses during periods of volatile interest rates. During the third and fourth quarters of 1999, increasing interest rates caused increased prepayment speeds in the Company's mortgage-backed securities as well as accelerating call activity in U.S. Government agency fixed income securities. As a result of a shift in investment philosophy combined with calls and increased prepayments, management has been able to restructure the portfolio and reduce the negative convexity.

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

     The prime rate in effect for December 31, 1999 and December 31, 1998 was 8.5% and 7.75%, respectively. Management believes that in the short term the prime rate will continue an upward trend.

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

     FHLB advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for several borrowing programs through the FHLB. The first, a short-term borrowing program, requires delivery of eligible securities for collateral. Maturities under this program range from one to 365 days. At year-end 1999, the Company had $20.0 million in borrowings under this program. The Company currently maintains some of its investment securities in safekeeping at the FHLB of Dallas.

     Under another borrowing program, long-term borrowings are available to the Company from the FHLB. These borrowings have maturities greater than one year and are collateralized first by FHLB stock, second by the Company's one to four family mortgage loans and third by the Company's investment securities in safekeeping at the FHLB. Borrowings secured by the Company's one to four family mortgage loans are limited to 75% of the loan value. At December 31, 1999, the Company had $35.0 million in borrowings under this program.

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

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the OCC's prompt corrective action regulations. See "Business -- Supervision and Regulation -- The
Company" and " -- The Bank."

     Shareholders' equity increased from $50.0 million at December 31, 1998 to $52.6 million at December 31, 1999, an increase of $2.6 million or 5.2%. This increase was primarily the result of net income of $7.1 million offset by dividends paid of $1.7 million and unrealized losses on securities of $3.1 million.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1999 to the minimum and well-capitalized regulatory standards:

                                         MINIMUM REQUIRED      TO BE WELL CAPITALIZED          ACTUAL
                                           FOR CAPITAL        UNDER PROMPT CORRECTIVE         RATIO AT
                                        ADEQUACY PURPOSES        ACTION PROVISIONS        DECEMBER 31, 1999
                                        ------------------    ------------------------    -----------------
THE COMPANY
     Leverage ratio..................          4.00%(1)                   N/A                    8.48%
     Tier 1 risk-based capital
       ratio.........................          4.00                       N/A                   10.76
     Risk-based capital ratio........          8.00                       N/A                   12.01
THE BANK
     Leverage ratio..................          4.00%(2)                  5.00%                   7.78%
     Tier 1 risk-based capital
       ratio.........................          4.00                      8.00                    9.86
     Risk-based capital ratio........          8.00                     10.00                   11.12

------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

YEAR 2000 COMPLIANCE

  GENERAL

     The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into and during the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000 or do not correctly recognize certain other date changes during the year 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If the Company, its suppliers, and its borrowers do not address these issues, there could be a material adverse impact on the Company's financial condition or results of operations.

  STATE OF READINESS

     The Company formally initiated its Year 2000 project and plan in November 1997 to ensure that its operational and financial systems would not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team and the Board of Directors and management supported all compliance efforts and allocated the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could have been affected by the Year 2000 date change was developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems was completed. This assessment involved inputting into IT systems test data which simulates the Year 2000 date change and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company contacted all of its third party vendors and software providers and required them to demonstrate and represent that the products provided would be Year 2000 compliant and a program of testing compliance was planned. The Company's service bureau, which performs substantially all of the Company's data processing functions, warranted in writing that its software was Year 2000 compliant and pursuant to applicable regulatory guidelines, the Company reviewed the results of user group tests performed by the service provider to verify this assertion. In addition, during the first quarter of 1999, the Company began performing all data processing functions in-house. The data processing software purchased by the Company is the same software that was used by the Company in its vendor provided system.

  RISKS RELATED TO THIRD PARTIES

     The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $200,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers were likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 69.0% of all depositors with balances of $200,000 or greater and all of its borrowers of $250,000 or more. The responses indicated that customers were aware of Year 2000 issues, were in the process of updating their systems and had informed the Company that they believe they would be ready for the Year 2000 date change by the end of 1999. To the extent a problem was identified, the Company monitored the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form as an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. With respect to depositors, the Company had additional cash on hand to handle any unusual withdrawal activity.

  TRANSITION INTO THE YEAR 2000

     The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. In addition, management is not aware of any vendor or provider used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company is also subject to risks associated with Year 2000 noncompliance by its customers. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has from the Company.

  COSTS OF COMPLIANCE

     The Company budgeted $24,000 to address Year 2000 issues. As of March 15, 2000, the Company's expenses did not exceed the amount budgeted. While the Company believes that it will incur no additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

  ONGOING PLANS

     Although many of the critical dates related to potential Year 2000 related problems have passed, experts predict that Year 2000 related failures could occur throughout the year, such as on February 29, 2000 and December 31, 2000. Accordingly, the Company's Year 2000 project team will continue to monitor the Company's IT and non-IT systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business.

  CONTINGENCY PLANS

     The Company continues to maintain its contingency plans with respect to Year 2000 related issues and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to six months without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve Bank of Dallas is unable to handle electronic funds transfers, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer source. As part of its contingency planning, the Company reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $300,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for loan losses.

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

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement becomes effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. Statement No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a from commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information under the captions "Election of Directors", "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2000 Proxy Statement"), is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Matters" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Interests of Management and Others in Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

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

    Independent Auditors' Reports

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statements of Income for the Years Ended December 31, 1999,
     1998 and 1997

    Consolidated Statements of Comprehensive Income for the Years Ended December
     31, 1999, 1998 and 1997

    Consolidated Statements of Changes in Shareholders' Equity for the Years
     Ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997

     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

     Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
                          No. 333-62667) (the "Registration Statement")).
           3.2       --   Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit
                          3.2 to the Registration Statement).
           4         --   Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
          10.1       --   Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC
                          Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to
                          Exhibit 10.1 to the Registration Statement).
          10.2       --   Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).
          10.3       --   MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).
          10.4       --   MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
          10.5       --   MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to
                          Exhibit 10.5 to the Registration Statement).
          10.6       --   First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan
                          (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1998).
          10.7       --   First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan
                          (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement
                          on Form S-8 (Registration Number 333-94327)).
          10.8       --   Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan
                          (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement
                          on Form S-8 (Registration Number 333-94327)).
          21         --   Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).
          23.1*      --   Consent of Deloitte & Touche LLP
          23.2*      --   Consent of PricewaterhouseCoopers LLP
          27*        --   Financial Data Schedule.

------------

* Filed herewith.

REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 29, 2000.

                                          METROCORP BANCSHARES, INC.
                                          By: /s/ DON J. WANG
                                                  DON J. WANG
                                            CHAIRMAN OF THE BOARD AND PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 29, 2000.

                      SIGNATURE                                               POSITIONS
------------------------------------------------------  ------------------------------------------------------
                    /s/DON J. WANG                      Chairman of the Board and President
                     DON J. WANG                          (principal executive officer)

                    /s/RUTH E. RANSOM                   Chief Financial Officer and Senior Vice
                    RUTH E. RANSOM                        President (principal financial officer and
                                                          principal accounting officer)

                    /s/TOMMY F. CHEN                    Director
                    TOMMY F. CHEN

                    /s/HELEN F. CHEN                    Director
                    HELEN F. CHEN

                    /s/MAY P. CHU                       Director
                      MAY P. CHU

                    /s/JANE W. KWAN                     Director
                     JANE W. KWAN

                    /S/GEORGE M. LEE                    Director
                    GEORGE M. LEE

                    /S/JOHN LEE                         Director
                       JOHN LEE

                    /s/DAVID TAI                        Director
                      DAVID TAI

                    /s/JOE TING                         Director
                       JOE TING

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  METROCORP BANCSHARES, INC. AND SUBSIDIARIES

                                                                           PAGE
                                                                           -----
Independent Auditors' Reports...........................................    F-2
Consolidated Balance Sheets as of
  December 31, 1999 and 1998............................................    F-4
Consolidated Statements of Income for
  the Years Ended December 31, 1999,
  1998 and 1997.........................................................    F-5
Consolidated Statements of
  Comprehensive Income for the Years
  Ended December 31, 1999, 1998 and
  1997..................................................................    F-6
Consolidated Statements of Changes in
  Shareholders' Equity for the Years
  Ended December 31, 1999, 1998 and
  1997..................................................................    F-7
Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1999, 1998 and 1997...................................................    F-8
Notes to Consolidated Financial
  Statements............................................................    F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MetroCorp Bancshares, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheet of MetroCorp Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas
February 4, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MetroCorp Bancshares, Inc.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and subsidiaries (the Company) at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Houston, Texas
March 19, 1999

                           METROCORP BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                            DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
               ASSETS
Cash and cash equivalents:
     Cash and due from banks.........  $   29,945  $   21,606
     Federal funds sold and other
      temporary investments..........       6,471      14,287
                                       ----------  ----------
          Total cash and cash
             equivalents.............      36,416      35,893
Investment securities
  available-for-sale, at fair value
  (amortized cost of $79,680 and
  $82,407 at December 31, 1999 and
  1998, respectively)................      74,959      83,623
Investment securities
  held-to-maturity, at amortized cost
  (fair value of $34,385 and $40,330
  at December 31, 1999 and 1998,
  respectively)......................      35,106      39,567
Loans, net...........................     488,132     411,567
Premises and equipment, net..........       8,106       8,151
Accrued interest receivable..........       3,855       3,251
Deferred income taxes................       6,477       3,025
Due from customers on acceptances....         831         865
Other real estate and repossessed
  assets, net........................         490         675
Other assets.........................       6,217         691
                                       ----------  ----------
          Total assets...............  $  660,589  $  587,308
                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing.............  $   96,253  $   84,520
     Interest-bearing................     448,183     394,986
                                       ----------  ----------
          Total deposits.............     544,436     479,506
Other borrowings.....................      55,636      50,043
Accrued interest payable.............       1,558       1,030
Income taxes payable.................      --              20
Acceptances outstanding..............         831         865
Other liabilities....................       5,548       5,820
                                       ----------  ----------
          Total liabilities..........     608,009     537,284
Commitments and contingencies (Note
  15)................................      --          --
Shareholders' equity:
     Preferred stock, $1.00 par
      value, 2,000,000 shares
      authorized, none of which are
      issued and outstanding.........      --          --
     Common stock, $1.00 par value,
      20,000,000 shares authorized;
      7,122,479 and 7,004,560 shares
      issued and 7,102,479 and
      7,004,560 shares outstanding,
      respectively...................       7,122       7,005
     Additional paid-in capital......      25,646      24,569
     Retained earnings...............      23,124      17,702
     Accumulated other comprehensive
      income (loss)..................      (3,145)        748
     Treasury stock, at cost (20,000
      shares at December 31, 1999)...        (167)     --
                                       ----------  ----------
          Total shareholders'
             equity..................      52,580      50,024
                                       ----------  ----------
          Total liabilities and
             shareholders' equity....  $  660,589  $  587,308
                                       ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Interest Income:
     Loans...........................  $  45,322  $  39,219  $  33,028
     Investment securities:
          Taxable....................      6,624      6,312      6,161
          Tax-exempt.................      1,091        964        968
     Federal funds sold and other
       temporary investments.........        631      1,201        998
                                       ---------  ---------  ---------
          Total interest income......     53,668     47,696     41,155
                                       ---------  ---------  ---------
Interest expense:
     Time deposits...................     14,032     15,267     13,685
     Demand and savings deposits.....      4,059      4,041      3,430
     Other borrowings................      2,935        744      1,023
                                       ---------  ---------  ---------
          Total interest expense.....     21,026     20,052     18,138
                                       ---------  ---------  ---------
Net interest income..................     32,642     27,644     23,017
Provision for loan losses............      5,550      3,377      3,350
                                       ---------  ---------  ---------
Net interest income after provision
  for loan losses....................     27,092     24,267     19,667
                                       ---------  ---------  ---------
Noninterest income:
     Service charges on deposit
       accounts......................      3,313      3,364      2,248
     Other loan-related fees.........      1,658      1,371      1,440
     Letters of credit commissions
       and fees......................        471        392        357
     Gain (loss) on sale of
       investment securities, net....        (14)       202        189
     Other noninterest income........        660        280        157
                                       ---------  ---------  ---------
          Total noninterest income...      6,088      5,609      4,391
                                       ---------  ---------  ---------
Noninterest expense:
     Employee compensation and
       benefits......................     11,140      9,898      8,940
     Occupancy.......................      5,117      4,907      3,843
     Other real estate, net..........         83        374        474
     Data processing.................        327        580        465
     Professional fees...............        658        444        431
     Advertising.....................        459        392        332
     Other noninterest expense.......      4,628      4,385      3,611
                                       ---------  ---------  ---------
          Total noninterest
             expense.................     22,412     20,980     18,096
                                       ---------  ---------  ---------
Income before provision for income
  taxes..............................     10,768      8,896      5,962
Provision for income taxes...........      3,638      2,777      1,794
                                       ---------  ---------  ---------
Net income...........................  $   7,130  $   6,119  $   4,168
                                       =========  =========  =========
Earnings per common share:
     Basic...........................  $    1.00  $    1.08  $    0.75
     Diluted.........................  $    1.00  $    1.06  $    0.74
Weighted average shares outstanding:
     Basic...........................      7,114      5,691      5,581
     Diluted.........................      7,114      5,749      5,616


   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Net income...........................  $   7,130  $   6,119  $   4,168
                                       ---------  ---------  ---------
Other comprehensive income (loss),
  net of tax (see Note 9):
     Unrealized gains (losses) on
      investment securities, net of
      tax:
     Unrealized holding gains
      (losses) arising during the
      period.........................     (3,867)        73        538
Less: reclassification adjustment for
  gains included in net income.......        (26)      (133)      (125)
                                       ---------  ---------  ---------
     Other comprehensive income
      (loss).........................     (3,893)       (60)       413
                                       ---------  ---------  ---------
     Total comprehensive income......  $   3,237  $   6,059  $   4,581
                                       =========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                           COMMON STOCK       ADDITIONAL                      OTHER         TREASURY
                                        ------------------      PAID-IN      RETAINED     COMPREHENSIVE     STOCK, AT
                                        SHARES     AT PAR       CAPITAL      EARNINGS     INCOME (LOSS)       COST        TOTAL
                                        -------    -------    -----------    ---------    --------------    ---------    -------
Balance at January 1, 1997               5,364     $5,364       $11,804       $ 7,835        $    395        $ --        $25,398
Issuance of common stock.............      211        211           789         --            --               --          1,000
Repurchase of common stock...........      (99)      --          --             --            --                (755)       (755)
Exercise of stock options and related
  tax benefit........................       80         80           202         --            --               --            282
Other comprehensive income...........     --         --          --             --                413          --            413
Net income...........................     --         --          --             4,168         --               --          4,168
                                        -------    -------    -----------    ---------    --------------    ---------    -------
Balance at December 31, 1997.........    5,556      5,655        12,795        12,003             808           (755)     30,506
Repurchase of common stock...........      (26)      --          --             --            --                (204)       (204)
Shares issued for incentive plans....       33       --          --             --            --                 254         254
Sale of treasury stock...............       92       --              53         --            --                 705         758
Other comprehensive loss.............     --         --          --             --                (60)         --            (60)
Issuance of common stock.............    1,350      1,350        11,721         --            --               --         13,071
Net income...........................     --         --          --             6,119         --               --          6,119
Dividends............................     --         --          --              (420)        --               --           (420)
                                        -------    -------    -----------    ---------    --------------    ---------    -------
Balance at December 31, 1998.........    7,005      7,005        24,569        17,702             748          --         50,024
Issuance of common stock.............      117        117         1,077         --            --               --          1,194
Repurchase of common stock...........      (20)      --          --             --            --                (167)       (167)
Other comprehensive loss.............     --         --          --             --             (3,893)         --         (3,893)
Net income...........................     --         --          --             7,130         --               --          7,130
Dividends............................     --         --          --            (1,708)        --               --         (1,708)
                                        -------    -------    -----------    ---------    --------------    ---------    -------
Balance at December 31, 1999.........    7,102     $7,122       $25,646       $23,124        $ (3,145)       $  (167)    $52,580
                                        =======    =======    ===========    =========    ==============    =========    =======

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Cash flows from operating activities:
     Net income......................  $    7,130  $    6,119  $    4,168
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation..................       2,132       2,096       1,689
       Provision for loan losses            5,550       3,377       3,350
       Loss (gain) on sales of
          investment securities,
          net........................          14        (202)       (189)
       Loss (gain) on sales of other
          real estate................          50         200         (28)
       Deferred loan fees............         668         204       1,010
       Deferred income taxes.........      (1,464)     (1,354)       (660)
       Changes in:
          Accrued interest
             receivable..............        (604)       (110)       (324)
          Accrued interest payable...         528          (6)        112
          Income taxes payable.......         (27)      1,887          20
          Other liabilities..........        (272)     (1,046)      1,066
          Other assets...............      (5,526)       (357)       (253)
                                       ----------  ----------  ----------
             Net cash provided by
               operating
               activities............       8,179      10,808       9,961
                                       ----------  ----------  ----------
Cash flows from investing activities:
     Purchases of investment
       securities
       available-for-sale............     (29,221)    (52,601)    (26,212)
     Proceeds from sales, maturities
       and principal paydowns of
       investment securities
       available-for-sale............      31,990      10,472      11,021
     Purchases of investment
       securities held-to-maturity...      (2,822)     (1,218)     (4,975)
     Proceeds from maturities and
       principal paydowns of
       investment securities
       held-to-maturity..............       7,283      32,882      12,031
     Net change in loans.............     (83,310)    (69,807)    (73,591)
     Proceeds from sales of other
       real estate...................         662         355       2,539
     Purchases of premises and
       equipment.....................      (2,087)     (2,174)     (1,691)
                                       ----------  ----------  ----------
             Net cash used in
               investing
               activities............     (77,505)    (82,091)    (80,878)
                                       ----------  ----------  ----------
Cash flows from financing activities:
     Net change in:
       Deposits......................      64,930      33,647      64,570
       Other borrowings..............       5,593      28,432       7,045
     Net proceeds from issuance of
       common stock..................       1,194      13,071       1,282
     Treasury stock (purchased) sold,
       net...........................        (167)        808        (755)
     Dividends paid..................      (1,701)     --          --
                                       ----------  ----------  ----------
             Net cash provided by
               financing
               activities............      69,849      75,958      72,142
                                       ----------  ----------  ----------
Net increase in cash and cash
  equivalents........................         523       4,675       1,225
Cash and cash equivalents at
  beginning of year..................      35,893      31,218      29,993
                                       ----------  ----------  ----------
Cash and cash equivalents at end of
  year...............................  $   36,416  $   35,893  $   31,218
                                       ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of MetroCorp Bancshares, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, MetroBank National Association (the "Bank"). The Bank was formed in 1987 and is engaged in commercial banking activities through its fifteen branches in Houston and Dallas, Texas. In August 1993, the Bank formed a wholly-owned subsidiary, Island Commercial Corporation (ICC), to own and operate certain foreclosed properties. ICC was dissolved in April 1999. In February 1994, the Bank formed a wholly-owned subsidiary, Advantage Finance Corporation
(AFC), to purchase and finance accounts receivable.

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

INVESTMENT SECURITIES

     The Company segregates its investment portfolio in accordance with the requirements of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, as either investments held-to-maturity or investments available-for-sale. All investment transactions are recorded on a trade date basis.

     Investments in securities for which the Company has both the ability and intent to hold to maturity are classified as investments held-to-maturity and are stated at amortized cost. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the effective-interest method.

     Investments in securities which management believes may be sold prior to maturity are classified as investments available-for-sale and are stated at fair value. Unrealized net gains and losses, net of the associated deferred income tax effect, are excluded from income and reported as a separate component of shareholders' equity in "Accumulated other comprehensive income." Realized gains and losses from sales of investments available-for-sale are recognized through income at the time of sale using the specific identification method.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Unearned income on installment loans is recognized using the

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Bank applies Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by Statement of Financial Accounting Standards No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES. Under Statement No. 114, as amended, a loan, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. Statement No. 118 permits a creditor to use existing methods for recognizing interest income on impaired loans. The Bank recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

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

OTHER REAL ESTATE

     Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated costs to sell. On an ongoing basis they are carried at the lower of cost or fair value minus estimated costs to sell based on appraised value. Operating expenses, net of related revenue and gain and losses on sale of such assets, are reported as other real estate expense.

OTHER BORROWINGS

     Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less and Federal Home Loan Bank (FHLB) borrowings.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The Bank accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Statement No. 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Bank's financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In estimating future tax consequences, Statement No. 109 generally considers all expected future events other than enactments of changes in tax laws or rates.

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

     As part of the Bank's interest rate risk management, loans of approximately $185,721,000 and $184,671,000, at December 31, 1999 and December 31, 1998,
respectively, contain interest rate floors to reduce the unfavorable impact to the Bank if interest rates were to decline. The interest rate floors on these loans range from 7.5% to 11.25%.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company enters into traditional off-balance sheet financial instruments such as interest rate exchange agreements ("swaps") in the normal course of business in an effort to reduce its exposure to changes in interest rates. The off-balance sheet financial instruments utilized by the Company are typically classified as hedges of existing assets, liabilities or anticipated transactions. To qualify for hedge accounting, the hedged asset or liability must be interest rate sensitive and the off-balance sheet financial instrument must be designated and be effective as a hedge of the asset, liability or anticipated transaction. The effectiveness of a hedge is evaluated at inception and throughout the hedge period. Gains or losses on early termination of financial contracts, if any, are amortized over the remaining terms of the hedged items. The market value of off-balance sheet instruments that are hedging assets carried at lower of cost or market value are included in the overall valuation analysis of the hedged asset to determine if a loss allowance is necessary. Payments made and received on off-balance sheet instruments entered into in an effort to alter the interest rate characteristics of the hedged item are offset against the related interest income and expense.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER OFF-BALANCE SHEET INSTRUMENTS

     The Company has entered into other off-balance sheet financial instruments consisting or commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards for reporting and displaying comprehensive income and its components in an entity's financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income as a separate component in the equity section of a statement of financial position. This statement became effective for reporting periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of Statement No. 130 had no impact on the Company's earnings, liquidity or capital resources.

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

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE (SOP 98-1), which became effective for financial statements for the calendar year 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the Company's earnings, liquidity or capital resources.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 133, as amended, becomes effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. Statement No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management is currently assessing the potential impact of Statement No. 133 on future corporate operations.

RECLASSIFICATIONS

     Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  CASH AND CASH EQUIVALENTS

     The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $200,000 at December 31, 1999 and 1998.

3.  INVESTMENT SECURITIES

     In the normal course of business, the Bank invests in federal government, federal agency, state and municipal securities which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Investment securities at December 31, 1999 and 1998, respectively, are summarized as follows (in thousands):

                                                    AS OF DECEMBER 31, 1999
                                        ------------------------------------------------
                                                       GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                          COST         GAINS         LOSSES       VALUE
                                        ---------    ----------    ----------    -------
Available-for-sale:
    Federal Home Loan Mortgage
      Corporation (FHLMC) mortgage-
      backed securities (MBS)........    $ 2,886       $--          $   (196)    $ 2,690
    Municipal securities.............     11,206        --              (653)     10,553
    Government National Mortgage
      Association (GNMA) mortgage-
      backed securities (MBS)........     29,700        --            (1,496)     28,204
    Federal Home Loan Bank (FHLB)....     19,000        --            (1,935)     17,065
    U.S. Treasury Notes..............      1,990           11         --           2,001
    Privately issued and
      collateralized by MBS..........      3,767        --              (141)      3,626
    Federal National Mortgage
      Association (FNMA)
      mortgage-backed securities
      (MBS)..........................      6,688        --              (311)      6,377
    FHLB stock(1)....................      3,768        --            --           3,768
    Federal Reserve Bank stock(2)....        675        --            --             675
                                        ---------    ----------    ----------    -------
                                         $79,680       $   11       $ (4,732)    $74,959
                                        =========    ==========    ==========    =======
Held-to-maturity:
    FNMA-MBS.........................    $ 5,015       $   19       $   (123)    $ 4,911
    FHLMC-MBS........................      8,216           38           (188)      8,067
    GNMA-MBS.........................      8,685           42            (17)      8,709
    Municipal securities.............     10,445           32           (480)      9,997
    Small Business Administration
      (SBA)/Small Business Investment
      Company (SBIC).................      2,745        --               (44)      2,701
                                        ---------    ----------    ----------    -------
                                         $35,106       $  131       $   (852)    $34,385
                                        =========    ==========    ==========    =======

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                    AS OF DECEMBER 31, 1998
                                        ------------------------------------------------
                                                       GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                          COST         GAINS         LOSSES       VALUE
                                        ---------    ----------    ----------    -------
Available-for-sale:
    FHLMC-MBS........................    $18,927       $  548       $    (52)    $19,423
    Municipal securities.............      9,910          578         --          10,488
    GNMA-MBS.........................     30,909          207           (118)     30,998
    FHLB.............................     10,998            4            (42)     10,960
    U.S. Treasury Notes..............      1,984           88         --           2,072
    FNMA-MBS.........................      5,975           16            (13)      5,978
    FHLB stock(1)....................      3,149        --            --           3,149
    Federal Reserve Bank stock(2)....        555        --            --             555
                                        ---------    ----------    ----------    -------
                                         $82,407       $1,441       $   (225)    $83,623
                                        =========    ==========    ==========    =======
Held-to-maturity:
    FNMA-MBS.........................    $ 6,274       $   86       $     (3)    $ 6,357
    FHLMC-MBS........................      8,246          131         --           8,377
    GNMA-MBS.........................     11,572          273         --          11,845
    Municipal securities.............      8,588          264            (63)      8,789
    SBA/SBIC.........................      4,887           79             (4)      4,962
                                        ---------    ----------    ----------    -------
                                         $39,567       $  833       $    (70)    $40,330
                                        =========    ==========    ==========    =======

------------

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

     The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):


                                           YEARS ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Available-for-sale:
     Amortized cost..................  $  21,433  $  --
     Proceeds........................     21,419     --
     Gross realized gains............        404     --
     Gross realized losses...........        418     --


     Investments carried at approximately $7,032,000 and $4,603,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and short-term borrowings of approximately $1,703,000 and $562,000, respectively. Additionally, investments in the securities portfolio carried at approximately $55,024,000 and $42,263,000 were pledged as collateral for borrowed funds at December 31, 1999 and 1998, respectively.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1999, future contractual maturities of securities are as follows (in thousands):

                                             INVESTMENTS                 INVESTMENTS
                                           HELD-TO-MATURITY           AVAILABLE-FOR-SALE
                                        ----------------------      ----------------------
                                        AMORTIZED      MARKET       AMORTIZED      MARKET
                                          COST          VALUE         COST          VALUE
                                        ---------      -------      ---------      -------
Within one year......................    $ --          $ --          $ --          $ --
Within two to five years.............      2,604         2,572         2,301         2,309
Within six to ten years..............     13,125        12,908         8,427         7,892
After ten years......................     19,377        18,905        64,509        60,315
                                        ---------      -------      ---------      -------
     Debt securities.................     35,106        34,385        75,237        70,516
FHLB/FRB equity securities...........      --            --            4,443         4,443
                                        ---------      -------      ---------      -------
                                         $35,106       $34,385       $79,680       $74,959
                                        =========      =======      =========      =======

     The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

     The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate adjusted cost exceeded 10% of the consolidated shareholders' equity at December 31, 1999 or 1998.

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The Bank makes commercial, real estate and other loans to commercial and individual customers throughout the markets it serves in Texas and Louisiana.

     The loan portfolio is summarized by major categories as follows (in thousands):

                                         AS OF DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
Commercial and industrial............  $  298,150  $  256,311
Real estate-mortgage.................     137,297     115,472
Real estate-construction.............      40,009      28,611
Consumer and other...................      11,550      12,117
Factored receivables.................      13,700       9,506
                                       ----------  ----------
     Gross loans.....................     500,706     422,017
Unearned discounts and interest......      (1,038)     (1,000)
Deferred loan fees...................      (3,999)     (3,331)
                                       ----------  ----------
     Total loans.....................  $  495,669  $  417,686
Allowance for loan losses............      (7,537)     (6,119)
                                       ----------  ----------
     Loans, net......................  $  488,132  $  411,567
                                       ==========  ==========

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Although the Bank's loan portfolio is diversified, a substantial portion of its customers' ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 1999 and 1998, the Bank's loan portfolios consisted of concentrations in the following industries. With the exception of the December 31, 1998 concentrations in the convenience/gasoline stations and grocery stores industries, all such amounts represent a concentration greater than 25% of capital (in thousands):


                                         AS OF DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
Hotels/motels........................  $   74,070  $   57,885
Retail centers.......................      61,087      50,274
Restaurants..........................      25,805      17,474
Apartment buildings..................      14,526      15,994
Convenience/gasoline stations........      20,746      11,364
Grocery stores.......................      --           2,066
All other............................     304,472     266,960
                                       ----------  ----------
     Gross loans.....................  $  500,706  $  422,017
                                       ==========  ==========


     Selected information regarding the loan portfolio is presented below (in thousands):

                                         AS OF DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
Variable rate loans..................  $  345,095  $  327,112
Fixed rate loans.....................     155,611      94,905
                                       ----------  ----------
                                       $  500,706  $  422,017
                                       ==========  ==========

     Changes in the allowance for loan losses are as follows (in thousands):

                                                DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Balance at beginning of year.........  $   6,119  $   3,569  $   2,141
Provision for loan losses............      5,550      3,377      3,350
Charge-offs..........................     (4,402)      (970)    (2,223)
Recoveries...........................        270        143        301
                                       ---------  ---------  ---------
Balance at end of year...............  $   7,537  $   6,119  $   3,569
                                       =========  =========  =========

     Loans for which the accrual of interest has been discontinued totaled approximately $6,552,000, $3,329,000 and $2,663,000 at December 31, 1999, 1998
and 1997, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $357,000, $181,000 and $62,000 would have been accrued on these loans during the years ended December 31, 1999, 1998 and 1997, respectively.

     Included in "other assets" on the balance sheet is $5.2 million due from the United States Small Business Administration (SBA). This amount represents the guaranteed portion of loans previously charged-off.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114, as amended by Statement No. 118, and the related specific allowance for loan losses on such loans at December 31, 1999 and 1998 is presented below (in thousands):

                                        REAL ESTATE    COMMERCIAL    CONSUMER     TOTAL
                                        -----------    ----------    --------   ---------
DECEMBER 31, 1999
Impaired loans having related
  allowance for loan losses..........     $ 1,981       $  4,490      $   81    $   6,552
     Less: Allowance for loan
       losses........................        (163)          (869)        (22)      (1,054)
     Less: Guaranteed portion (SBA
       and Overseas Chinese Credit
       Guarantee Fund (OCCGF)........      --             (1,821)      --          (1,821)
                                        -----------    ----------    --------   ---------
       Impaired loans, net of
          allowance for loan losses
          and guarantees.............     $ 1,818       $  1,800      $   59    $   3,677
                                        ===========    ==========    ========   =========
DECEMBER 31, 1998
Impaired loans having related
  allowance for loan losses..........     $ 5,528       $ 16,449      $  151    $  22,128
     Less: Allowance for loan
       losses........................        (231)        (1,312)        (44)      (1,587)
     Less: Guaranteed portion (SBA
       and Overseas Chinese Credit
       Guarantee Fund (OCCGF)........      --             (5,427)      --          (5,427)
                                        -----------    ----------    --------   ---------
       Impaired loans, net of
          allowance for loan losses
          and guarantees.............     $ 5,297       $  9,710      $  107    $  15,114
                                        ===========    ==========    ========   =========

     For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $19,849,000 and $14,532,000, respectively. The related amount of interest income recognized while the loans were impaired approximated $790,000, $1,176,000 and $526,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Additionally, at December 31, 1999 and 1998, loans carried at approximately $148,589,000 and $11,188,000, respectively, were pledged to secure borrowed funds.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (in thousands):

                                                                  AS OF
                                                               DECEMBER 31
                                        ESTIMATED USEFUL   --------------------
                                        LIVES (IN YEARS)     1999       1998
                                        ----------------   ---------  ---------
Furniture, fixtures and equipment....      3-10            $   9,908  $   8,316
Building and improvements............      3-20                3,943      3,901
Land.................................       --                 1,679      1,679
Leasehold improvements...............       5                  2,397      1,945
                                                           ---------  ---------
                                                              17,927     15,841
Accumulated depreciation.............                         (9,821)    (7,690)
                                                           ---------  ---------
Premises and equipment, net..........                      $   8,106  $   8,151
                                                           =========  =========


6.  INTEREST-BEARING DEPOSITS

     The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):


                                         AS OF DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
Interest-bearing demand deposits.....  $   40,473  $   32,136
Savings and money market accounts....      96,869      97,269
Time deposits less than $100,000.....     152,914     132,972
Time deposits $100,000 and over......     157,927     132,609
                                       ----------  ----------
Interest-bearing deposits............  $  448,183  $  394,986
                                       ==========  ==========

     At December 31, 1999, the scheduled maturities of time deposits are as follows (in thousands):

2000.................................  $  255,611
2001.................................      28,125
2002.................................       3,744
2003.................................       2,833
2004.................................         528
After 2004...........................      20,000
                                       ----------
                                       $  310,841
                                       ==========

7.  OTHER BORROWINGS

     During the third quarter of 1998, the Company obtained two ten-year loans totaling $25,000,000 from the Federal Home Loan Bank of Dallas ("FHLB"). The loans bear interest at the average rate of 5.0% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. In addition, at December 31, 1998, the Company had prepayable floating rate FHLB notes in the amount of $25,000,000 outstanding. In the first quarter of 1999, the Company obtained an additional ten-year loan in the amount of $10,000,000 from the FHLB with a fixed interest rate of 4.7%. These borrowings are collateralized by FHLB stock, 1-4 family mortgage loans and securities held at the FHLB.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other short-term borrowings at December 31, 1999 and 1998 consist of $636,000 and $43,000, respectively, in Treasury, Tax and Loan ("TT&L") payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.

     Six-month term funds were acquired in October 1999 from the FHLB in the amount of $20,000,000 with a fixed rate of 5.89%. These borrowings are collateralized by securities held at the FHLB.

     Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $12,000,000 at December 31, 1999 and $7,000,000, at December 31, 1998.

8.  INCOME TAXES

     Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

                                        AS OF DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
DEFERRED TAX ASSETS:
Unrealized losses on available for
  sale securities, net...............  $   1,581  $  --
Allowance for loan losses............      2,340      1,624
Recognition of deferred loan fees....      1,463      1,225
Depreciation.........................        867        549
Recognition of interest on nonaccrual
  loans..............................        173        112
Other................................        240         73
                                       ---------  ---------
Gross deferred tax assets............      6,664      3,583
                                       ---------  ---------
DEFERRED TAX LIABILITIES:
Unrealized gains on investment
  securities available-for-sale,
  net................................     --            407
FHLB stock dividends.................        187        151
                                       ---------  ---------
Gross deferred tax liabilities.......        187        558
                                       ---------  ---------
     Net deferred tax asset..........  $   6,477  $   3,025
                                       =========  =========

     The Bank has provided no valuation allowance for the net deferred tax asset at December 31, 1999 or 1998 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

     Components of the provision for income taxes are as follows (in thousands):


                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Current provision for federal income
  taxes..............................  $   5,102  $   4,131  $   2,454
Deferred federal income tax
  benefit............................     (1,464)    (1,354)      (660)
                                       ---------  ---------  ---------
     Total provision for income
       taxes.........................  $   3,638  $   2,777  $   1,794
                                       =========  =========  =========

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                               1999                   1998                   1997
                                        -------------------    -------------------    -------------------
                                        AMOUNT        %        AMOUNT        %        AMOUNT        %
                                        -------   ---------    -------   ---------    -------   ---------
Federal income tax expense at
  statutory rate.....................   $3,661           34%   $3,025           34%   $2,027           34%
Tax-exempt interest income...........     (371)          (3)     (321)          (4)     (329)          (6)
Other, net...........................      348            3        73            1        96            2
                                        -------   ---------    -------   ---------    -------   ---------
     Provision for income taxes......   $3,638           34%   $2,777           31%   $1,794           30%
                                        =======   =========    =======   =========    =======   =========

9.  OTHER COMPREHENSIVE INCOME (EXPENSE)

     The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):


                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999        1998        1997
                                       ---------     -----      ------
Unrealized gains (losses) arising
  during the period..................  $   1,975     $ (38)     $ (277)
Less: reclassification adjustment for
  gains realized in net income.......         13        69          64
                                       ---------     -----      ------
Other comprehensive income...........  $   1,988     $  31      $ (213)
                                       =========     =====      ======


10.  401(K) PROFIT SHARING PLAN

     The Company sponsors a 401(k) Profit Sharing Plan (Plan) for all full-time employees. The Plan is a defined contribution plan providing for pretax employee contributions of up to 6% of annual compensation plus any additional discretionary after-tax employee contributions. The Company matches up to 4% of each participant's salary to the Plan. The Company made contributions before expenses to the Plan of approximately $271,000, $235,000 and $248,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

11.  SHAREHOLDERS' EQUITY

     On December 16, 1998, the Company completed its initial public offering of common stock, issuing 1,350,000 shares at a price of $11.00 per share before expenses. After deduction of underwriting discount and expenses of the offering, the aggregate net offering proceeds were $13.1 million.

     The Company's Non-Employee Director Stock Bonus Plan (Director Plan) authorizes the issuance of 60,000 shares of common stock to the directors of the Company who do not serve as officers or employees of the Company. Under the Director Plan, up to 12,000 shares of common stock may be issued each year for a five-year period if the Company achieves a certain return on equity ratio with no shares being issued if the return on equity is below 13%. In 1998 and 1999, the Company exceeded a 13% return on equity. To date, 12,000 shares have been issued pursuant to the Director Plan and $126,700 in compensation expense for these shares was recorded in 1999. An additional $79,000 in compensation expense was accrued in 1999 in anticipation of an additional 12,000 shares being issued pursuant to the Director Plan in 2000 for the Company's performance during the 1999 fiscal year.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's 1998 Employee Stock Purchase Plan (Purchase Plan) authorizes the issuance of up to 200,000 shares of common stock to employees of the Company and its subsidiaries. Each year, the Board of Directors will determine the number of shares to be offered under the Purchase Plan; provided that the offering in any one year may not exceed 20,000 shares plus any unsubscribed shares from previous years. The offering price of a share will be an amount equal to 90% of the closing price of a share of common stock on the business day immediately prior to the commencement of such offering. 6,188 shares have been issued pursuant to the Purchase Plan to date. No compensation expense was recorded.

12.  REGULATORY MATTERS

     Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 1999 approximately $15.8 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. The Company declared dividends of $0.24 per share to the shareholders of record during the year ended December 31, 1999 and declared a dividend of $0.06 per share to shareholders of record as of December 31, 1998, which was paid on January 15, 1999.

     The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

     The most recent notifications from the OCC categorized the Bank as "well capitalized," as defined, under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notifications that management believes have changed the Bank's level of capital adequacy.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company's and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                          TO BE WELL
                                                                MINIMUM REQUIRED      CAPITALIZED UNDER
                                                                  FOR CAPITAL         PROMPT CORRECTIVE
                                              ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                                        ------------------     ------------------     ------------------
                                        AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                        -------     ------     -------     ------     -------     ------
                                                                 (IN THOUSANDS)
AS OF DECEMBER 31, 1999:
Total capital (to risk weighted
  assets)
     MetroCorp Bancshares, Inc.......   $62,214      12.01%    $41,447       8.00%     N/A         N/A
     MetroBank, N.A..................    57,595      11.12      41,447       8.00     51,809       10.00%
Tier 1 capital (to risk weighted
  assets)
     MetroCorp Bancshares, Inc.......    55,725      10.76%     20,724       4.00%     N/A         N/A
     MetroBank, N.A..................    51,106       9.86      20,724       4.00     31,085        6.00%
Leverage ratio
     MetroCorp Bancshares, Inc.......    55,725       8.48%     26,278       4.00%     N/A         N/A
     MetroBank, N.A..................    51,106       7.78      26,277       4.00     32,846        5.00%
AS OF DECEMBER 31, 1998:
Total capital (to risk weighted
  assets)
     MetroCorp Bancshares, Inc.......   $54,537      13.00%    $33,604       8.00%     N/A         N/A
     MetroBank, N.A..................    45,472      10.80      33,646       8.00     42,058       10.00%
Tier 1 capital (to risk weighted
  assets)
     MetroCorp Bancshares, Inc.......    49,276      11.70%     16,802       4.00%     N/A         N/A
     MetroBank, N.A..................    40,204       9.60      16,823       4.00     25,235        6.00%
Leverage ratio
     MetroCorp Bancshares, Inc.......    49,276       8.80%     22,315       4.00%     N/A           N/A
     MetroBank, N.A..................    40,204       7.20      22,315       4.00     27,894        5.00%

13.  OFF-BALANCE SHEET RISK

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank's maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit at December 31, 1999 and 1998 aggregated approximately $79,400,000 and $81,672,000, respectively. Commitments under letters of credit at December 31, 1999 and 1998, totaled $4,300,000 and $10,278,000, respectively.

      During 1999, the Bank entered into an interest rate swap in an effort to match the repricing of its liabilities with its assets. The swap has a notional amount of $20,000,000. The Bank pays a floating interest rate tied to LIBOR and receives a fixed rate of 7.15%. The interest rate on the swap was 6.0775% at December 31, 1999. This swap matures in 2009. The fair value of the interest rate swap at December 31, 1999 is estimated to be $680,000.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, Statement No. 107 requires disclosures of estimated fair values for all financial instruments and the methods and assumptions used by management to estimate the fair value for each type of financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

LOANS

     The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation. Estimated fair value of the loan portfolio at December 31, 1999 approximated $497,895,000.

LIABILITIES FOR WHICH FAIR VALUE APPROXIMATES CARRYING VALUE

     Statement No. 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings, and certain money market deposits) be equal to the carrying value. Statement No. 107 does not allow for the recognition of the inherent funding value of these instruments. The fair value of

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


federal funds purchased, borrowed funds, acceptances outstanding. accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

TIME DEPOSITS

     The fair value of time deposits is estimated by discounting cash flows based on contractual maturities at the interest rates for raising funds of similar maturity. Given the level of interest rates prevalent at December 31, 1999, fair value of time deposits approximated their carrying value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

     The fair value of the commitments to extend credit is considered to approximate carrying value at December 31, 1999 and 1998.

15.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Bank leases certain branch premises and equipment under operating leases which expire between 2001 and 2005. The Bank incurred rental expense of approximately $828,000, $689,000 and $558,000 for the years ended December 31, 1999, 1998 and 1997, respectively, under these lease agreements. Future minimum lease payments at December 31, 1999, due under these lease agreements are as follows (in thousands):

YEAR                                    AMOUNT
-------------------------------------   ------
2000.................................   $  807
2001.................................      662
2002.................................      263
2003.................................      144
2004.................................      124
After 2004...........................       58
                                        ------
                                        $2,058
                                        ======

     The Bank is a defendant in several legal actions arising from its normal business activities. Management, based on consultation with legal counsel, believes that the ultimate liability, if any, resulting from these legal actions will not materially affect the Company's financial position, results of operations or cash flows.

                           METROCORP BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  PARENT COMPANY FINANCIAL INFORMATION

     The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                           AS OF           AS OF
                                        DECEMBER 31,    DECEMBER 31,
                                            1999            1998
                                        ------------    ------------
               ASSETS
Cash and due from subsidiary bank....     $  5,338        $  9,719
Investments in bank subsidiary.......       47,961          40,953
                                        ------------    ------------
     Total assets....................     $ 53,299        $ 50,672
                                        ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities....................     $    719        $    648
                                        ------------    ------------
     Total liabilities...............          719             648
                                        ------------    ------------
Shareholders' equity:
Preferred stock, $1.00 par value,
  2,000,000 shares authorized, none
  of which are issued and
  outstanding........................       --              --
Common stock, $1.00 par value,
  20,000,000 shares authorized;
  7,122,479 and 7,004,560 issued and
  7,102,479 and 7,004,560
  outstanding, respectively..........        7,122           7,005
Additional paid-in-capital...........       25,646          24,569
Retained earnings....................       23,124          17,702
Net accumulated other comprehensive
  income from subsidiary.............       (3,145)            748
Treasury stock, at cost..............         (167)         --
                                        ------------    ------------
Total shareholders' equity...........       52,580          50,024
                                        ------------    ------------
     Total liabilities and
      shareholders' equity...........     $ 53,299        $ 50,672
                                        ============    ============


                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                          YEARS ENDED
                                          DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Dividends from subsidiary............  $   1,708  $     420
Equity in undistributed income of
  subsidiary.........................      5,902      5,699
                                       ---------  ---------
     Total income....................      7,610      6,119
Operating expenses...................        480     --
                                       ---------  ---------
Net income...........................  $   7,130  $   6,119
                                       =========  =========

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                       YEARS ENDED DECEMBER
                                               31,
                                       --------------------
                                            1999       1998
                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $   7,130  $   6,119
     Adjustments to reconcile net
      income to net cash provided by
      (used)
       in operating activities:
     Equity in undistributed income
      of subsidiary..................     (5,902)    (5,699)
     Increase (decrease) in other
      liabilities....................         65     --
                                       ---------  ---------
          Net cash provided by
             operating activities....      1,293        420
                                       ---------  ---------
CASH FLOW FROM INVESTMENT ACTIVITIES:
     Investment in subsidiary........  $  (5,000) $  (4,000)
                                       ---------  ---------
          Net cash provided by (used
             in) investing
             activities..............     (5,000)    (4,000)
                                       ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
      stock..........................      1,194     13,071
     Payment to repurchase common
      stock..........................       (167)    --
     Cash dividend on common stock...     (1,701)    --
     Other, net......................     --            228
                                       ---------  ---------
          Net cash (used in) provided
             by financing
             activities..............       (674)    13,299
                                       ---------  ---------
Net (decrease) increase in cash and
  cash equivalents...................     (4,381)     9,719
Cash and cash equivalents at
  beginning of year..................  $   9,719  $  --
                                       ---------  ---------
Cash and cash equivalents at end of
  year...............................  $   5,338  $   9,719
                                       =========  =========
Dividends declared but not paid......  $     427  $     420
                                       ========= =========


17.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank enters into transactions with its officers and directors and their affiliates. It is the Bank's policy that all transactions with these parties be on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 1999 and 1998, certain officers and directors and their affiliated companies were indebted to the Bank in the aggregate amounts of approximately $4,989,000 and $3,468,000, respectively.

     The following is an analysis of activity for the year ended December 31, 1999 for such amounts (in thousands):


                                         1999
                                       ---------
Balance at January 1.................  $   3,468
     New loans and advances..........      4,370
     Repayments......................     (2,849)
                                       ---------
Balance at December 31...............  $   4,989
                                       =========


     In addition, as of December 31, 1999 and 1998, the Bank held demand and other deposits for related parties of approximately $3,210,000 and $2,031,000, respectively.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     New Era Insurance Company is the agency used by the Company for the insurance coverage the Company provides to employees of the Company and the Bank and their dependents. The insurance coverage consists of medical, dental, life, accidental death and dismemberment and long-term disability insurance. The Company's President is a principal shareholder in New Era Insurance Company. The Company paid New Era Insurance Company $1,098,000 and $837,400 for such insurance coverage for the years ended December 31, 1999 and 1998, respectively.

18.  EARNINGS PER SHARE

     The following data show the amounts used in computing net income per share
(EPS) and the weighted average number of shares of dilutive potential common stock. Computations reflect the effects of a four for one exchange of common shares, as further described in Note 1.


                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Net income available to common
  shareholders' equity used in basic
  and diluted EPS....................  $   7,130  $   6,119  $   4,168
                                       =========  =========  =========
  Weighted average common shares in
     basic EPS.......................      7,114      5,691      5,581
  Effects of dilutive securities:
     Options.........................     --             58         35
                                       ---------  ---------  ---------
Weighted average common and
  potentially dilutive common shares
  used in diluted EPS................      7,114      5,749      5,616
                                       =========  =========  =========


     Outstanding options were excluded from the calculation of weighted average common and potentially dilutive common shares used in diluted earnings per share for the year ended December 31, 1999, because they were antidilutive.

19.  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION (IN THOUSANDS)


                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
CASH PAYMENTS DURING THE YEAR FOR:
     Interest........................  $  20,498  $  20,058  $  18,026
     Income taxes....................      5,324      5,177      1,342
  Noncash investing and financing
     activities:
     Dividends declared not paid.....        427        420     --
     Other real estate acquired in
       foreclosure of customer
       loans.........................        527        834      2,340


20.  STOCK-BASED COMPENSATION PLAN

     The Company grants stock options under several stock-based incentive compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for such plans. In 1995, the FASB issued Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the cost recognition provisions of Statement No. 123 is optional and the Company has decided not to elect these provisions of Statement No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of Statement No. 123 in 1995 are required by Statement No. 123 and are presented below.

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTIONS

     The Company has outstanding options issued to five of the six founding directors of the Bank to purchase 100,000 shares of common stock pursuant to the 1998 Director Stock Option Agreement (Founding Director Plan). Pursuant to the Founding Director Plan, each of the five participants were granted non-qualified options to purchase 20,000 shares of common stock at a price of $11.00 per share. A total of 20,000 options which were initially granted to one of the founding directors were canceled upon his resignation as a director during 1998. The remaining options must be exercised by July 24, 2003.

     The Company's 1998 Stock Incentive Plan (Incentive Plan) authorizes the issuance of 200,000 shares of common stock under both "non-qualified" and "incentive" stock options and performance shares of common stock.
Non-qualified options and incentive stock options will be granted at no less than the fair market value of the common stock and must be exercised within ten years. Performance shares are certificates representing the right to acquire shares of common stock upon satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend, and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of common stock. If the performance goals are not achieved, the performance shares may be forfeited. Grants of options to acquire 46,700 shares of common stock were made pursuant to the Incentive Plan during 1999.

     The options granted during 1998 vested immediately on the date of the grant and have contractual terms of five years. The options granted during 1999 vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price. The exercise price for the options granted under the Founding Director Plan is $11.00 per share and the exercise price for the options granted under the Incentive Plan is the fair market value of the Company's common stock on the grant date, which was $8.3125 for the options granted in 1999. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There was no compensation expense for the years ended December 31, 1999, 1998 or 1997. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $7.1 million, or $1.00 per share for the year ended December 31, 1999 and $5.9 million, or $1.03 per share for the year ended December 31, 1998.

     A summary of the status of the Company's stock options granted to employees as of December 31, 1999, 1998 and 1997 and the changes during the year ended on these dates is presented below:

                                                                  EMPLOYEE STOCK OPTIONS
                                        --------------------------------------------------------------------------
                                                 1999                      1998                      1997
                                        ----------------------    ----------------------    ----------------------
                                         # SHARES     WEIGHTED     # SHARES     WEIGHTED     # SHARES     WEIGHTED
                                            OF        AVERAGE         OF        AVERAGE         OF        AVERAGE
                                        UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                         OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS       PRICES
                                        ----------    --------    ----------    --------    ----------    --------
Outstanding at beginning of the year..     100,000    $  11.00       --          $--          79,860       $ 2.71
Granted..............................       46,700      8.3125      120,000       11.00        --           --
Exercised............................       --           --          --           --          79,860         2.71
Canceled.............................       --           --          20,000       11.00        --           --
Outstanding at end of year...........      146,700       10.14      100,000       11.00        --           --
Exercisable at end of year...........      100,000                  100,000       11.00        --           --
Weighted-average future value of all
  options granted....................            $ --                     $2.62                      $ --

                           METROCORP BANCSHARES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


             ASSUMPTION                   1999       1998
-------------------------------------   --------   --------
Expected term........................    5 years    3 years
Expected volatility..................     19.30%     24.15%
Expected dividend yield..............      --         --
Risk-free interest rate..............      6.40%      5.45%


     The following table summarizes information about stock options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             ---------------------------------------------------     ------------------------------
                               NUMBER                              WGTD. AVG.          NUMBER
                             OUTSTANDING       WGTD. AVG.          REMAINING         EXERCISABLE       WGTD. AVG.
RANGE OF EXERCISE PRICES     AT 12/31/99     EXERCISE PRICE     CONTRACTUAL LIFE     AT 12/31/99     EXERCISE PRICE
-------------------------    -----------     --------------     ----------------     -----------     --------------
    $8.3125 - $11.00            146,700          $10.14            3.97 years          100,000           $11.00

     The effects of applying Statement No. 123 in this pro forma disclosure are not indicative of future amounts. Statement No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.