Form 10-Q
period 2000-03-31
METROCORP BANCSHARES INC
filed 2000-05-15
CIK 1068300

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     As of May 4, 2000, the number of outstanding shares of Common Stock was 6,944,566.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                           METROCORP BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         MARCH 31,        DECEMBER 31,
                                            2000              1999
                                        ------------      ------------
                                        (UNAUDITED)

                    ASSETS

Cash and cash equivalents:
     Cash and due from banks.........     $ 31,659          $ 29,945
     Federal funds sold and other
       temporary investments.........       24,387             6,471
                                        ------------      ------------
          Total cash and cash
             equivalents.............       56,046            36,416
Investment securities
  available-for-sale, at fair
  value..............................       79,729            74,959
Investment securities
  held-to-maturity, at amortized
  cost...............................       34,306            35,106
Loans, net...........................      483,222           488,132
Premises and equipment, net..........        7,730             8,106
Accrued interest receivable..........        3,592             3,855
Deferred income taxes................        6,595             6,477
Due from customers on acceptances....        1,786               831
Other real estate and repossessed
  assets, net........................          461               490
Other assets.........................        5,845             6,217
                                        ------------      ------------
          Total assets...............     $679,312          $660,589
                                        ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing.............     $101,690          $ 96,253
     Interest-bearing................      458,552           448,183
                                        ------------      ------------
          Total deposits.............      560,242           544,436
Other borrowings.....................       55,536            55,636
Accrued interest payable.............          864             1,558
Income taxes payable.................        1,361            --
Acceptances outstanding..............        1,786               831
Other liabilities....................        6,041             5,548
                                        ------------      ------------
          Total liabilities..........      625,830           608,009
                                        ------------      ------------
Commitments and contingencies........       --                --
Shareholders' equity:
     Preferred stock, $1.00 par
       value, 2,000,000 shares
       authorized, none of which are
       issued and outstanding........       --                --
     Common stock, $1.00 par value,
       20,000,000 shares authorized;
       7,122,748 issued and 6,949,748
       are outstanding at March 31,
       2000..........................        7,123             7,122
Additional paid-in capital...........       25,648            25,646
Retained earnings....................       24,843            23,124
Accumulated other comprehensive
  income.............................       (2,761)           (3,145)
     Treasury stock, at cost.........       (1,371)             (167)
                                        ------------      ------------
          Total shareholders'
             equity..................       53,482            52,580
                                        ------------      ------------
          Total liabilities and
             shareholders' equity....     $679,312          $660,589
                                        ============      ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                           METROCORP BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          FOR THE THREE MONTHS
                                            ENDED MARCH 31,
                                          --------------------
                                           2000         1999
                                          -------      -------
Interest income:
     Loans...........................     $13,056      $10,299
     Investment Securities:
       Taxable.......................       1,615        1,680
       Tax-exempt....................         268          248
     Federal funds sold and other
       temporary investments.........         231          170
                                          -------      -------
          Total interest income......      15,170       12,397
                                          -------      -------
Interest expense:
     Time deposits...................       4,238        3,295
     Demand and savings deposits.....       1,063          927
     Other borrowings................         740          628
                                          -------      -------
          Total interest expense.....       6,041        4,850
                                          -------      -------
Net interest income..................       9,129        7,547
Provision for loan losses............         699        1,010
                                          -------      -------
Net interest income after provision
  for loan losses....................       8,430        6,537
                                          -------      -------
Noninterest income:
     Service charges on deposit
       accounts......................         872        1,018
     Other loan-related fees.........         174          372
     Letters of credit commissions
       and fees......................         125          102
     Gain on sale of investment
       securities, net...............       --              24
     Other noninterest income........         303           73
                                          -------      -------
          Total noninterest income...       1,474        1,589
                                          -------      -------
Noninterest expense:
     Employee compensation and
       benefits......................       3,235        2,703
     Occupancy.......................       1,436        1,204
     Other real estate, net..........         (32)          44
     Data processing.................          42          207
     Professional fees...............         519          178
     Advertising.....................          96          130
     Other noninterest expense.......       1,193          903
                                          -------      -------
          Total noninterest
             expense.................       6,489        5,369
                                          -------      -------
Income before provision for income
  taxes..............................       3,415        2,757
Provision for income taxes...........       1,278          896
                                          -------      -------
Net income...........................     $ 2,137      $ 1,861
                                          =======      =======
Earnings per common share:
     Basic...........................     $  0.30      $  0.26
     Diluted.........................     $  0.30      $  0.26
Weighted average shares outstanding:
     Basic...........................       7,014        7,095
     Diluted.........................       7,014        7,095

     See accompanying Notes to Condensed Consolidated Financial Statements

                           METROCORP BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                       --------------------
                                         2000       1999
                                       ---------  ---------
Net income...........................  $   2,137  $   1,861
                                       ---------  ---------
Other comprehensive income (loss),
  net of tax:
     Unrealized gains (losses) on
      investment securities, net:
       Unrealized holding gains
        (losses) arising during the
        period.......................        384       (439)
Less: reclassification adjustment for
  gains included in net income            --            (16)
                                       ---------  ---------
     Other comprehensive income
      (loss).........................        384       (455)
                                       ---------  ---------
     Total comprehensive income......  $   2,521  $   1,406
                                       =========  =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                           METROCORP BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     ACCUMULATED
                                         COMMON STOCK      ADDITIONAL                   OTHER       TREASURY
                                       -----------------    PAID-IN     RETAINED    COMPREHENSIVE    STOCK,
                                        SHARES    AT PAR    CAPITAL     EARNINGS    INCOME (LOSS)   AT COST     TOTAL
                                       ---------  ------   ----------   ---------   -------------   --------   -------
Balance at January 1, 1999...........      7,005  $7,005    $ 24,569     $ 17,702      $   748         --      $50,024
Issuance of common stock.............        100     100         916       --           --             --        1,016
Repurchase of common stock...........     --        --        --           --           --             --        --
Other comprehensive loss.............     --        --        --           --             (455)        --         (455)
Net income...........................     --        --        --            1,861       --             --        1,861
Dividend payment.....................     --        --        --             (426)      --             --         (426)
                                       ---------  ------   ----------   ---------   -------------   --------   -------
Balance at March 31, 1999............      7,105  $7,105    $ 25,485     $ 19,137      $   293      $  --      $52,020
                                       =========  ======   ==========   =========   =============   ========   =======
                                                                                     ACCUMULATED
                                         COMMON STOCK      ADDITIONAL                   OTHER       TREASURY
                                       -----------------    PAID-IN     RETAINED    COMPREHENSIVE    STOCK,
                                        SHARES    AT PAR    CAPITAL     EARNINGS    INCOME (LOSS)   AT COST     TOTAL
                                       ---------  ------   ----------   ---------   -------------   --------   -------
Balance at January 1, 2000...........      7,102  $7,122    $ 25,646     $ 23,124      $(3,145)     $   (167)  $52,580
Issuance of common stock.............          1       1           2       --           --             --            3
Repurchase of common stock...........       (153)   --        --           --           --            (1,204)   (1,204)
Other comprehensive income...........     --        --        --           --              384         --          384
Net income...........................     --        --        --            2,137       --             --        2,137
Dividend payment.....................     --        --        --             (418)      --             --         (418)
                                       ---------  ------   ----------   ---------   -------------   --------   -------
Balance at March 31, 2000............      6,950  $7,123    $ 25,648     $ 24,843      $(2,761)     $ (1,371)  $53,482
                                       =========  ======   ==========   =========   =============   ========   =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                           METROCORP BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS
                                          ENDED MARCH 31,
                                       ---------------------
                                         2000        1999
                                       ---------  ----------
Cash flows from operating activities:
  Net income.........................  $   2,137  $    1,861
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation....................        551         513
     Provision for loan losses.......        699       1,010
     Gain on sales of securities,
      net............................     --             (24)
     Loss (gain) on sale of other
      real estate....................        (39)         22
     Deferred loan fees..............         73        (150)
     Deferred income taxes...........       (315)       (579)
     Changes in:
       Accrued interest receivable...        263          17
       Accrued interest payable......       (694)      1,041
       Other assets..................        372         255
       Other liabilities.............        502         489
       Income taxes payable..........      1,361        (175)
          Net cash provided by
             operating activities....      4,910       4,280
                                       ---------  ----------
Cash flows from investing activities:
     Purchases of investments
      available-for-sale.............     (5,058)    (10,042)
     Proceeds from sales, maturities
      and principal paydowns of
      investments
      available-for-sale.............        869       5,062
     Purchases of investments
      held-to-maturity...............     --          (1,857)
     Proceeds from maturities and
      principal paydowns of
      investments held-to-maturity...        800       1,745
     Net change in loans.............      2,909     (16,804)
     Proceeds from sales of other
      real estate....................     (1,297)        434
     Purchases of premises and
      equipment......................       (175)       (524)
                                       ---------  ----------
          Net cash used by investing
             activities..............        642     (21,986)
                                       ---------  ----------
Cash flows from financing activities:
  Net change in:
     Deposits........................     15,806        (176)
     Other borrowings................       (100)     10,573
     Federal funds sold..............     --          --
  Net proceeds from issuance of
     common stock....................          3       1,016
  Treasury stock sold (purchased),
     net.............................      1,204      --
  Dividends paid.....................       (427)       (426)
                                       ---------  ----------
          Net cash provided by
             financing activities....     14,708      10,987
                                       ---------  ----------
Net increase (decrease) in cash and
  cash equivalents...................     19,630      (6,719)
Cash and cash equivalents at
  beginning of period................     36,416      35,893
                                       ---------  ----------
Cash and cash equivalents at end of
  period.............................  $  56,046  $   29,174
                                       =========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the "Company") and its wholly-owned subsidiary MetroBank, National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000, the Company's consolidated results of operations for the three months ended March 31, 2000 and 1999, consolidated cash flows for the three months ended March 31, 2000 and 1999 and consolidated changes in shareholders' equity for the three months ended March 31, 2000 and 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1999 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  EARNING PER COMMON SHARE

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

                                            FOR THE THREE
                                                MONTHS
                                           ENDED MARCH 31,
                                          ------------------
                                           2000        1999
                                          ------      ------
                                            (IN THOUSANDS,
                                          EXCEPT SHARE DATA)
Net income available to common
  shareholders.......................     $2,137      $1,861
                                          ======      ======
Weighted-average common shares
  outstanding........................      7,014       7,095
Potentially dilutive common shares
  from options.......................       --          --
                                          ------      ------
Weighted -- average common shares and
  potentially diluted common
  shares.............................      7,014       7,095
                                          ======      ======
Basic EPS............................     $ 0.30      $ 0.26
Diluted EPS..........................     $ 0.30      $ 0.26

3.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 becomes effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

    o The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

    o Changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including change in tax requirements and tax rates.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

     GENERAL. Net income for the quarters ended March 31, 2000 and 1999 was $2.1 million and $1.9 million, respectively. The increase in net income was primarily due to higher net interest income resulting from a greater volume of loans and investment securities. Basic and diluted EPS for the three months ended March 31, 2000 were $0.30, compared to $0.26 for the same period in 1999.

     At March 31, 2000, total assets and net loans were $679.3 million and $483.2 million compared with $660.6 million and $488.1 million at December 31, 1999. Total liabilities and total shareholders' equity at March 31, 2000 were $625.8 million and $53.5 million, compared with $608.0 million and $52.6 million at December 31, 1999.

     NET INTEREST INCOME. Net interest income for the quarter ended March 31, 2000 increased by $1.6 million or 20.9% to $9.1 million compared with $7.5 million for the same period in 1999. The increase was principally due to a $2.8 million increase in interest income on loans partially offset by an increase of $1.2 million in interest expense on deposits and other borrowings. The increase in the loan and securities portfolios, coupled with reduced interest expense, resulted in improved net interest margins and net interest spreads which increased from 5.43% to 5.91%, and from 4.51% to 5.04%, for the quarters ended March 31, 1999 and 2000, respectively.

     Interest income for the quarter ended March 31, 2000 increased to $15.2 million from $12.4 million for the same period in 1999. The increase was driven by growth in the average loan portfolio of $70.4 million or 16.7% as well as an increase in the yield on average loans, which increased to 10.60% for the three months ended March 31, 2000, from 9.76% in the same period in 1999. The average securities portfolio decreased by $8.8 million or 7.3%, while its yield rose 34 basis points from 6.34% in 1999 to 6.68% as of March 31, 2000 as a result of change in the mix of the investment portfolio from agency securities into mortgage-backed securities.

     Interest expense increased $1.2 million to $6.1 million at March 31, 2000 compared with $4.9 million at March 31, 1999. The increase was the result of higher interest paid on time deposits and improved funding efficiency resulting from an $8.4 million or 9.4% increase in average noninterest-bearing deposits. The Company views time deposits as a stable means of supporting loan growth. The Company believes that based on its historical experience its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's assets growth in the future.

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

                                                               THREE MONTHS ENDED MARCH 31,
                                        --------------------------------------------------------------------------
                                                       2000                                   1999
                                        -----------------------------------    -----------------------------------
                                          AVERAGE      INTEREST     AVERAGE      AVERAGE      INTEREST     AVERAGE
                                        OUTSTANDING     EARNED/     YIELD/     OUTSTANDING     EARNED      YIELD/
                                          BALANCE        PAID        RATE        BALANCE        PAID        RATE
                                        -----------    ---------    -------    -----------    ---------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Total loans.....................    $ 492,472      $ 13,056     10.60%     $ 422,111      $ 10,299      9.76%
     Taxable securities..............       91,100         1,615      7.09        103,020         1,680      6.52
     Tax-exempt securities...........       21,653           268      4.95         18,582           248      5.34
Federal funds sold and other
  temporary investments..............       12,561           231      7.36         12,493           170      5.44
                                        -----------    ---------               -----------    ---------
Total interest-earning assets........      617,786        15,170      9.82%       556,206        12,397      8.92%
                                        -----------    ---------               -----------    ---------
Less allowance for loan losses.......       (7,870)                                (6,218)
                                        -----------                            -----------
Total interest-earning assets, net of
  allowance for loan losses..........      609,916                                549,988
Nonearning assets....................       56,376                                 38,902
                                        -----------                            -----------
          Total assets...............    $ 666,292                              $ 588,890
                                        ===========                            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits.....    $  41,076           308      3.00%     $  32,761      $    204      2.49%
Savings and money market accounts....       93,459           755      3.23         97,257           723      2.97
Time deposits........................      315,376         4,238      5.38        258,917         3,295      5.09
Federal funds purchased and
  securities sold under repurchase
  agreements.........................           47             1      5.99         25,000           306      4.90
Other borrowings.....................       55,561           739      5.32         26,345           322      4.89
                                        -----------    ---------               -----------    ---------
Total interest-bearing liabilities...      505,519         6,041      4.78%       440,280         4,850      4.41%
                                                       ---------                              ---------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits......................       97,602                                 89,183
     Other liabilities...............       10,463                                  7,520
          Total liabilities..........      613,584                                536,983
                                        -----------                            -----------
Shareholders' equity.................       52,708                                 51,907
                                        -----------                            -----------
Total liabilities and shareholders'
  equity.............................    $ 666,292                              $ 588,890
                                        ===========                            ===========
Net interest income..................                   $  9,129                               $  7,547
                                                       =========                              =========
Net interest spread..................                                 5.04%                                  4.51%
Net interest margin..................                                 5.91%                                  5.43%

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

                                           THREE MONTHS ENDED MARCH 31,
                                                  2000 VS. 1999
                                          ------------------------------
                                          INCREASE (DECREASE)
                                                DUE TO
                                          -------------------
                                          VOLUME      RATE        TOTAL
                                          -------   ---------     ------
                                                  (IN THOUSANDS)
INTEREST-EARNING ASSETS:
     Total loans.....................     $(1,404)  $   4,161     $2,757
     Securities......................        (248)        203        (45)
     Federal funds sold and other
       temporary investments.........        (179)        240         61
                                          -------   ---------     ------
          Total increase (decrease)
             in interest income......      (1,831)      4,604      2,773
INTEREST-BEARING LIABILITIES:
     Interest-bearing demand
       deposits......................        (105)        209        104
     Savings and money market
       accounts......................        (209)        241         32
     Time deposits...................          45         898        943
     Federal funds purchased.........        (306)          1       (305)
     Other borrowings................         177         240        417
                                          -------   ---------     ------
          Total increase (decrease)
             in interest expense.....        (398)      1,589      1,191
                                          -------   ---------     ------
Increase (decrease) in net interest
  income.............................     $(1,433)  $   3,015     $1,582
                                          =======   =========     ======

     PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. The March 31, 2000 quarter end provision for loan losses decreased by $311,000 or 30.8% to $699,000 compared with the provision as of March 31, 1999, as management has determined this amount is adequate to meet the Company's historical loan loss experience and the current size and composition of the loan portfolio.

     NONINTEREST INCOME. Noninterest income for the quarters ended March 31, 2000 and 1999 was $1.5 million and $1.6 million, respectively. The majority of the $115,000 decrease in noninterest income resulted from decreases in service charges on deposit accounts and other loan related fees. The decrease in service charges was due to higher average balances in deposit accounts for the first quarter of 2000. No loan sales occurred in the quarter ended March 31, 2000; therefore the loan related fees received were lower than prior year amounts. The following table presents the major categories of noninterest income:

                                            FOR THE THREE
                                                MONTHS
                                           ENDED MARCH 31,
                                          ------------------
                                           2000        1999
                                          ------      ------
                                            (IN THOUSANDS)
Service charges on deposit
  accounts...........................     $  872      $1,018
Other loan-related fees..............        174         372
Letters of credit commissions and
  fees...............................        125         102
Gain on sale of investment
  securities, net....................       --            24
Other noninterest income.............        303          73
                                          ------      ------
     Total noninterest income........     $1,474      $1,589
                                          ======      ======

     NONINTEREST EXPENSE. For the quarters ended March 31, 2000 and 1999, noninterest expense totaled $6.5 million and $5.4 million, respectively. The $1.1 million or 20.82% increase was primarily due to higher employee benefits and compensation, and occupancy expense related to the new branches opened in late November 1999. The Company's efficiency ratio was 60.0% and 58.9% as of March 31, 2000 and 1999, respectively. The relative stability in the efficiency ratio over the last twelve months reflects the Company's continued efforts to control operating expenses and gain other efficiencies through such means as upgrading its centralized computer systems. The following table presents the major categories in noninterest expense:

                                       FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                       --------------------
                                         2000       1999
                                       ---------  ---------
                                          (IN THOUSANDS)
Employee compensation and benefits...  $   3,235  $   2,703
Nonstaff expenses:
     Occupancy.......................      1,436      1,204
     Other real estate, net..........        (32)        44
     Data processing.................         42        207
     Professional, legal and
       accounting fees...............        519        383
     Advertising.....................         96        130
     Director compensation...........        124         66
     Printing and supplies...........         93        143
     Telecommunications..............        141        124
     Other noninterest expense.......        835        365
                                       ---------  ---------
       Total non-staff expenses......      3,254      2,666
                                       ---------  ---------
       Total noninterest expense.....  $   6,489  $   5,369
                                       =========  =========

     Employee compensation and benefits expense for the quarters ended March 31, 2000 and 1999 was $3.2 million and $2.7 million, respectively, reflecting an increase of $500,000 or 18.5%. The increase in the first quarter 2000 resulted primarily from the costs associated with a change in mix of professional versus clerical employees and the establishment of the Boone Road (Houston) and Garland (Dallas) branches, which opened in late November 1999. Total full-time equivalent employees at March 31, 2000 and 1999 were 285 and 286, respectively.

     Non-staff expenses for the quarter ended March 31, 2000 increased by $588,000 or 22.0% to $3.2 million when compared with the same period in 1999. The increase in the first quarter of 2000 was primarily due to an increase in other noninterest expenses of $470,000. Of this amount there were operational losses of $200,000 caused by fraudulent endorsements of several cashiers' checks, increased business development expenses of $100,000, and various other miscellaneous expenses. Professional fees increased $126,000 primarily due to legal and professional fees associated with problem loan and other bank related expenses. Occupancy expense is higher due to the increased number of operating branches as well as the cost of technology upgrades in the branches. Director compensation increased due to the monthly accruals made for year-end stock bonuses which may be awarded to the Company's directors pursuant to the terms of the Company's Non-Employee Director Stock Bonus Plan.

     INCOME TAXES. The provision for income taxes as a percentage of net income before taxes increased from 32.5% to 37.4% for the quarter ended March 31, 2000 as a result of higher taxable income and a reduction in nontaxable income related to a decrease in the tax-exempt municipal securities portfolio.

FINANCIAL CONDITION

     LOAN PORTFOLIO. Total loans decreased from $495.7 million at year-end December 31, 1999 to $491.6 million at March 31, 2000. The $4.1 million or .8% decline in total loans reflected the seasonality of loan demand as well as the Company's increased efforts to acquire depository relationships with each banking customer. At March 31, 2000 and December 31, 1999, the ratio of total loans to total deposits was 90.96% and 88.05%, respectively. For the same periods, total loans represented 75.80% and 73.12% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

                                          AS OF MARCH 31,       AS OF DECEMBER 31,
                                        -------------------     -------------------
                                               2000                    1999
                                        -------------------     -------------------
                                         AMOUNT     PERCENT      AMOUNT     PERCENT
                                        --------    -------     --------    -------
                                                      (IN THOUSANDS)
Commercial and industrial............   $297,383      59.87%    $298,150      59.55%
Real estate mortgage
      Residential....................     10,683       2.15       10,934       2.18
      Commercial.....................    121,981      24.56      126,363      25.24
Real estate construction
     Residential.....................     11,112       2.24       11,348       2.27
     Commercial......................     29,870       6.01       28,661       5.72
Consumer and other...................     11,598       2.34       11,550       2.31
Factored receivables.................     14,049       2.83       13,700       2.74
                                        --------    -------     --------    -------
Gross loans..........................    496,676     100.00%     500,706     100.00%
                                        --------    =======     --------    =======

Less: unearned discounts, interest
  and deferred fees..................     (5,111)                 (5,037)
                                        --------                --------
     Total loans.....................   $491,565                $495,669
                                        ========                ========

     NONPERFORMING ASSETS. Nonperforming assets at March 31, 2000 and December 31, 1999 were $4.2 million and $7.0 million, respectively. The decrease is due to several loans which were paid off during the first quarter of 2000, as well as the establishment of the Bank's Special Asset Department. This department handles the identification and collection of potentially problem loans. Included in the nonperforming assets are the portions guaranteed by the United States Small Business Administration (the "SBA"), the Overseas Chinese Community Guaranty Fund ("OCCGF") which is sponsored by the government of Taiwan, and the Export Import Bank of the United States (the "Ex-Im Bank"), an agency of the U.S. government, which were $1.6 million and $1.8 million at March 31, 2000 and December 31, 1999, respectively.

     The following table presents information regarding nonperforming assets at the periods indicated:

                                        AS OF MARCH 31,      AS OF DECEMBER 31,
                                             2000                   1999
                                        ---------------      ------------------
                                                    (IN THOUSANDS)

Nonaccrual loans.....................       $ 3,741                $6,552
Accruing loans 90 days or more past
  due................................           --                    --
Other real estate....................           461                   490
                                        ---------------          --------
          Total nonperforming
             assets..................       $ 4,202                $7,042
                                        ===============          ========
Nonperforming assets to total loans
  and other real estate..............          0.85%                 1.42%
Nonperforming assets to total
  assets.............................          0.38%                 0.78%

     ALLOWANCE FOR LOAN LOSSES. For the quarter ended March 31, 2000, net loan recoveries were $108,000 or 0.02% of average loans outstanding, compared with charge offs of $4.1 million or 0.9% of average loans outstanding for the year ended December 31, 1999. During the three months ended March 31, 2000, the provision for loan losses decreased by $311,000 to $699,000 when compared with the $1.0 million provision made for the first quarter in 1999. This decrease was necessary to meet the Company's goal to maintain an overall allowance of 1.6% of total loans for the year ended December 31, 2000. At March 31, 2000 and December 31, 1999, the allowance for loan losses aggregated to $8.3 million and $7.5 million, or 1.70% and 1.52% of total loans, respectively.

     The following table presents an analysis of the allowance for loan losses and other related data:

                                        AS OF MARCH 31,     AS OF DECEMBER 31,
                                        ----------------    -------------------
                                              2000                 1999
                                        ----------------    -------------------
                                                    (IN THOUSANDS)
Average loans outstanding............       $497,553             $ 461,500
                                        ================    ===================
Total loans outstanding at end of
  period.............................       $496,676             $ 500,706
                                        ================    ===================
Allowance for loan losses at
  beginning of period................       $  7,537             $   6,119
Provision for loan losses............            699                 5,550
Chargeoffs:
     Commercial and industrial.......           (342)               (3,563)
     Real estate -- mortgage.........            --                    (32)
     Real estate -- construction.....            --                    --
     Consumer and other..............           (103)                 (807)
                                        ----------------    -------------------
          Total chargeoffs...........           (445)               (4,402)
                                        ----------------    -------------------
Recoveries:
     Commercial and industrial.......            536                    94
     Real estate -- mortgage.........            --                    --
     Real estate -- construction.....            --                    --
     Consumer and other..............             17                   176
                                        ----------------    -------------------
          Total recoveries...........            553                   270
                                        ----------------    -------------------
Net loan chargeoffs..................            108                (4,132)
                                        ----------------    -------------------
Allowance for loan losses at end of
  period.............................       $  8,343             $   7,537
                                        ================    ===================
Ratio of allowance to end of period
  total loans........................           1.70%                 1.52%
Ratio of net loan chargeoffs to
  average loans......................          (0.02)                 0.90
Ratio of allowance to end of period
  nonperforming loans................         223.04                115.03

     SECURITIES. At March 31, 2000, the securities portfolio totaled $114.0 million, reflecting a decrease of $4.0 million or 3.6% from $110.1 million for the year ended December 31, 1999. The growth was due primarily to an increase in fixed rate mortgage-backed securities which were funded by the sale of lower yielding securities in the last quarter of 1999 and by the increased liquidity from the successful deposit gathering program during the quarter ending March 31, 2000.

     DEPOSITS. Total deposits for the first quarter of 2000 increased by $15.8 million or 2.9% to $560.2 million at March 31, 2000 from $544.4 million at March 31, 1999. The noninterest-bearing deposits on March 31, 2000 increased by $5.4 million or 5.6% to $101.7 million from $96.2 million at March 31, 1999. The Company's ratios of noninterest-bearing demand deposits to total deposits for March 31, 2000 and December 31, 1999 were 18.1% and 17.7%, respectively.

     OTHER BORROWINGS. The Company has three ten-year loans totaling $30 million and one short-term loan for $25 million from the Federal Home Loan Bank of Dallas ("FHLB") in an attempt to further leverage its balance sheet and diversify its funding sources. The loans bear interest at the average rate for the March 31, 2000 quarter of 4.82% and 5.98%. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts and have a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $17.0 million and $12.0 million at March 31, 2000 and 1999, respectively.

     CAPITAL RESOURCES. Shareholders' equity increased from $52.5 million at December 31, 1999 to $53.4 million at March 31, 2000, an increase of $0.9 million or 1.7%. This increase was primarily due to net income of $2.1 million for the quarter ended March 31, 2000, which was partially offset by the repurchase of treasury stock for $1.2 million.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2000 to the minimum and well-capitalized regulatory standards:

                                                                   ACTUAL RATIO
                                        MINIMUM       WELL              AT
                                        REQUIRED   CAPITALIZED    MARCH 31, 2000
                                        -------    -----------    --------------
THE COMPANY
     Leverage ratio..................     4.00%(1)      N/A             8.44%
     Tier 1 risk-based capital
       ratio.........................     4.00          N/A            11.10
     Risk-based capital ratio........     8.00          N/A            12.36
THE BANK
     Leverage ratio..................     4.00%(2)     5.00%            8.06%
     Tier 1 risk-based capital
       ratio.........................     4.00         8.00            10.60
     Risk-based capital ratio........     8.00        10.00            11.85

------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

     YEAR 2000 COMPLIANCE The Company suffered no failures of any system or product through the end of the year 1999 and into the year 2000. During 2000, the Company's Year 2000 project team will continue to monitor the Company's computer systems and products and the Year 2000 compliance of the third parties with which the Company transacts business in an attempt to identify any potential problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 1999. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations "Interest Rate Sensitivity and Liquidity."

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6A.  EXHIBITS

EXHIBIT
 NUMBER              DESCRIPTION
-------              -----------
   11    --       Computation of Earnings Per Common Share, included as Note (2)
                  to Condensed Consolidated Financial Statements on Page 3 of this Form 10-Q.

   27    --       Financial Data Schedule. The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

ITEM 6B.  REPORTS ON FORM 8-K

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     METROCORP BANCSHARES, INC.

Date:  May 15, 2000                  By:               /s/ DON J. WANG
                                        ----------------------------------------
                                                         DON J. WANG
                                             CHAIRMAN OF THE BOARD AND PRESIDENT

Date:  May 15, 2000                  By:             /s/ RUTH E. RANSOM
                                        ----------------------------------------
                                                       RUTH E. RANSOM
                                                   CHIEF FINANCIAL OFFICER