Form 10-Q
period 2000-06-30
METROCORP BANCSHARES INC
filed 2000-08-15
CIK 1068300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        As of August 10, 2000, the number of outstanding shares of Common Stock, par value $1.00 per share was 6,939,566.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                           METROCORP BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  JUNE 30,   DECEMBER 31,
                                                                    2000         1999
                                                                 ---------    ---------
                                                                (UNAUDITED)
                                         ASSETS

     Cash and cash equivalents:
        Cash and due from banks ..............................   $  27,960    $  29,945
        Federal funds sold and other temporary investments ...      47,006        6,471
                                                                 ---------    ---------
          Total cash and cash equivalents ....................      74,966       36,416
     Investment securities available-for-sale, at fair value .      93,064       74,959
     Investment securities held-to-maturity, at amortized cost      33,678       35,106
     Loans, net ..............................................     477,332      488,132
     Premises and equipment, net .............................       7,371        8,106
     Accrued interest receivable .............................       4,073        3,855
     Deferred income taxes ...................................       6,563        6,477
     Due from customers on acceptances .......................       4,942          831
     Other real estate and repossessed assets, net ...........         579          490
     Other assets ............................................       6,628        6,217
                                                                 ---------    ---------
          Total assets .......................................   $ 709,196    $ 660,589
                                                                 =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits:
        Noninterest-bearing ..................................   $ 102,969    $  96,253
        Interest-bearing .....................................     498,376      448,183
                                                                 ---------    ---------
          Total deposits .....................................     601,345      544,436
     Other borrowings ........................................      45,525       55,636
     Accrued interest payable ................................       1,463        1,558
     Income taxes payable ....................................        --           --
      Acceptances outstanding ................................       4,942          831
     Other liabilities .......................................       3,895        5,548
                                                                 ---------    ---------

          Total liabilities ..................................     657,170      608,009
                                                                 ---------    ---------
     Commitments and contingencies ...........................        --           --

     Shareholders' equity:
        Preferred stock, $1.00 par value,
          2,000,000 shares authorized, none
          of which are issued and outstanding ................        --           --
        Common stock, $1.00 par value,
          20,000,000 authorized, 7,140,066 (unaudited) and
          7,122,479 shares issued and 6,939,566 (unaudited)
          and 7,102,470 shares outstanding at June 30, 2000
          and December 31, 1999, respectively ................       7,140        7,122
        Additional paid-in capital ...........................      25,758       25,646
        Retained earnings ....................................      23,274       23,124
        Accumulated other comprehensive income ...............      (2,577)      (3,145)
            Treasury stock, at cost ..........................      (1,569)        (167)
                                                                 ---------    ---------
             Total shareholders' equity ......................      52,026       52,580
                                                                 ---------    ---------
             Total liabilities and shareholders' equity ......   $ 709,196    $ 660,589
                                                                 =========    =========

           See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,          ENDED JUNE 30,
                                                 --------------------   --------------------
                                                   2000        1999       2000        1999
                                                 --------    --------   --------    --------
     Interest income:
        Loans ................................   $ 12,865    $ 10,826   $ 25,921    $ 21,125
        Investment Securities:
          Taxable ............................      1,677       1,682      3,292       3,362
          Tax-exempt .........................        268         281        536         529
        Federal funds sold and other
          temporary investments ..............        718         106        949         276
                                                 --------    --------   --------    --------
            Total interest income ............     15,528      12,895     30,698      25,292
                                                 --------    --------   --------    --------
     Interest expense:
        Time deposits ........................      4,753       3,277      8,991       6,572
        Demand and savings deposits ..........      1,071         948      2,134       1,875
        Other borrowings .....................        677         780      1,417       1,408
                                                 --------    --------   --------    --------
            Total interest expense ...........      6,501       5,005     12,542       9,855
                                                 --------    --------   --------    --------
     Net interest income .....................      9,027       7,890     18,156      15,437
     Provision for loan losses ...............      5,580       1,060      6,279       2,070
                                                 --------    --------   --------    --------
     Net interest income after provision for
        loan losses ..........................      3,447       6,830     11,877      13,367
                                                 --------    --------   --------    --------
     Noninterest income:
        Service charges on deposit accounts ..        941         941      1,813       1,959
        Other loan-related fees ..............        230         480        404         852
        Letters of credit commissions and fees        152         103        277         205
        Gain on sale of investment
          securities, net ....................       --           250       --           274
        Other noninterest income .............        590          59        893         132
                                                 --------    --------   --------    --------
            Total noninterest income .........      1,913       1,833      3,387       3,422
                                                 --------    --------   --------    --------
     Noninterest expense:
        Employee compensation and benefits ...      3,166       2,769      6,401       5,472
        Occupancy ............................      1,476       1,233      2,912       2,437
        Other real estate, net ...............         16           8        (16)         52
        Data processing ......................         44          39         86         246
        Professional fees ....................      1,007         145      1,526         323
        Advertising ..........................        150         106        246         236
        Other noninterest expense ............      1,406       1,168      2,599       2,071
                                                 --------    --------   --------    --------
            Total noninterest expense ........      7,265       5,468     13,754      10,837
                                                 --------    --------   --------    --------
     Income before provision for income taxes      (1,905)      3,195      1,510       5,952
     Provision for income taxes ..............       (752)      1,050        526       1,946
                                                 --------    --------   --------    --------
     Net income ..............................   $ (1,153)   $  2,145   $    984     $4 ,006
                                                 ========    ========   ========    ========

     Earnings per common share:
        Basic ................................   $  (0.17)   $   0.30   $   0.14    $   0.56
        Diluted ..............................   $  (0.17)   $   0.30   $   0.14    $   0.56
     Weighted average shares outstanding:
        Basic ................................      6,942       7,118      6,978       7,107
        Diluted ..............................      6,942       7,118      6,978       7,107

           See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                      ------------------    -----------------
                                                        2000       1999       2000      1999
                                                      -------    -------    -------   -------
     Net income ...................................   $(1,153)   $ 2,145    $   984   $ 4,006
                                                      =======    =======    =======   =======
     Other comprehensive income (loss), net of tax:
       Unrealized gains (losses) on investment
          securities, net:
        Unrealized holding gains (losses) arising
            during the period .....................       184     (1,750)       568    (2,189)
     Less: reclassification adjustment for gains
            included in net income ................      --         (165)      --        (181)
                                                      -------    -------    -------   -------
        Other comprehensive income (loss) .........        84     (1,915)       568    (2,370)
                                                      -------    -------    -------   -------
        Total comprehensive income ................   $  (969)   $   230    $ 1,552   $ 1,636
                                                      =======    =======    =======   =======

           See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              ACCUMULATED
                                            COMMON STOCK          ADDITIONAL                     OTHER       TREASURY
                                       ----------------------      PAID-IN       RETAINED    COMPREHENSIVE    STOCK
                                        SHARES        AT PAR        CAPITAL      EARNINGS    INCOME (LOSS)   AT COST      TOTAL
                                       --------      --------      --------      --------    ------------    --------    --------
     Balance at January 1, 1999 .         7,005      $  7,005      $ 24,569      $ 17,702       $    748       $--       $ 50,024
     Insurance of common stock ..           116           116         1,065          --             --          --          1,181
     Repurchase of common stock .          --            --            --            --             --          --           --
     IPO adjustment .............          --            --            --            --             --          --           --
     Other comprehensive income
        (loss) ..................          --            --            --            --           (2,370)       --         (2,370)
     Net Income .................          --            --            --           4,006           --          --          4,006
     Dividend ...................          --            --            --            (854)          --          --           (854)
                                       --------      --------      --------      --------       --------       ----      --------

     Balance at June 30, 1999 ...         7,121      $  7,121      $ 25,634      $ 20,854       $ (1,622)      $--       $ 51,987
                                       ========      ========      ========      ========       ========       ====      ========

                                                                                              ACCUMULATED
                                            COMMON STOCK          ADDITIONAL                     OTHER       TREASURY
                                       ----------------------      PAID-IN       RETAINED    COMPREHENSIVE    STOCK
                                        SHARES        AT PAR        CAPITAL      EARNINGS    INCOME (LOSS)   AT COST      TOTAL
                                       --------      --------      --------      --------    ------------    --------    --------

     Balance at January 1, 2000 .         7,102      $  7,122      $ 25,646      $ 23,124       $ (3,145)    $   (167)   $ 52,580
     Insurance of common stock ..            18            18           112          --             --           --           130
     Repurchase of common stock .          (181)         --            --            --             --         (1,402)     (1,402)
     IPO adjustment .............          --            --            --            --             --           --          --
     Other comprehensive
      gain/(loss) ...............          --            --            --            --              568         --           568
     Net Income .................          --            --            --             984           --           --           984
     Dividend ...................          --            --            --            (834)          --           --          (834)
                                       --------      --------      --------      --------       --------     --------    --------


     Balance at June 30, 2000 ...         6,939      $  7,140      $ 25,758      $ 23,274       $ (2,577)    $ (1,569)   $ 52,026
                                       ========      ========      ========      ========       ========     ========    ========

           See accompanying notes to consolidated financial statements

                           METROCORP BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
   Net income ................................................      $    984       $  4,006
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ............................................         1,092          1,046
     Provision for loan losses ...............................         6,279          2,070
     Gain on sales of securities, net ........................          --             (274)
     Loss on sale of other real estate .......................           (26)            22
     Deferred income taxes ...................................          (376)          (426)
     Changes in:
       Accrued interest receivable ...........................          (218)          (267)
       Other assets ..........................................          (410)          (314)
       Accrued interest payable ..............................           (95)            28
       Deferred loan fees ....................................           176            411
       Other liabilities .....................................        (1,642)           550
       Income taxes payable ..................................          --               58
                                                                    --------       --------
         Net cash provided by operating activities ...........         5,764          6,910
                                                                    --------       --------
Cash flows from investing activities:
     Purchases of securities available-for-sale ..............       (19,585)       (21,099)
     Proceeds from sales of securities available-for-sale ....          --            9,969
     Proceeds from maturities and calls of securities
       available-for-sale ....................................         2,332          8,153
     Purchases of securities held-to-maturity ................          --           (1,857)
     Proceeds from maturities of securities held-to-maturity .         1,433          4,114
     Net change in loans .....................................         2,927        (44,362)
     Proceeds from sales of other real estate ................         1,355            255
     Purchases of premises and equipment .....................          (357)        (1,021)
                                                                    --------       --------
       Net cash used by investing activities .................       (11,895)       (45,848)
                                                                    --------       --------
Cash flows from financing activities:
   Net change in:
     Deposits ................................................        56,909          2,668
     Other borrowings ........................................       (10,111)        10,578
     Federal funds purchased .................................          --           14,430
   Net proceeds from issuance of common stock ................           130          1,182
   Treasury stock sold .......................................        (1,402)          --
   Dividends paid ............................................          (845)          (854)
                                                                    --------       --------
       Net cash provided by financing activities .............        44,681         28,004
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents .........        38,550        (10,934)
Cash and cash equivalents at beginning of period .............        36,416         35,893
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $ 74,966       $ 24,959
                                                                    ========       ========

           See accompanying notes to consolidated financial statements

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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2000, the Company's consolidated results of operations for the six months ended June 30, 2000 and 1999, consolidated cash flows for the six months ended June 30, 2000 and 1999 and consolidated changes in shareholders' equity for the six months ended June 30, 2000 and 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1999 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

         These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

                                                 FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                ---------------------      --------------------
                                                  2000          1999         2000         1999
                                                -------       -------      -------      -------
                                                                 (IN THOUSANDS)
Net Income available to common
 shareholders ............................      $(1,153)      $ 2,145      $   984      $ 4,006
                                                =======       =======      =======      =======
Weighted-average common shares
 outstanding .............................        6,942         7,118        6,978        7,107
Potentially dilutive common shares from
 options .................................         --            --           --           --
Weighted-average common shares and
 potentially dilutive common shares ......        6,942         7,118        6,978        7,107
                                                =======       =======      =======      =======
Basic EPS ................................      $ (0.17)      $  0.30      $  0.14      $  0.56
Diluted EPS ..............................      $ (0.17)      $  0.30      $  0.14      $  0.56


3.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 became effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         GENERAL. Income for the quarters ended June 30, 2000 and 1999 was a net loss of $1.2 million and net income of $2.1 million, respectively. The decrease in net income was primarily due to the $5.3 million factoring charge off which occurred during the quarter. A customer with a longstanding factoring relationship sold accounts receivable to the Bank's wholly owned subsidiary, Advantage Finance Corporation ("Advantage"), at a customary factor's discount from the face amount due on the accounts. The customer subsequently informed Advantage and the Federal Bureau of Investigation that it fraudulently documented and sold to Advantage and other financial institutions fabricated or inflated accounts receivable. Following the charge off which resulted from this event, MetroCorp's basic and diluted EPS for the three months ended June 30, 2000 were $(0.17), compared to $0.30 for the same period in 1999.

         At June 30, 2000, total assets and net loans were $709.2 million and $477.3 million, respectively, compared with $660.6 million and $488.1 million, respectively, at December 31, 1999. Total liabilities and total shareholders' equity at June 30, 2000 were $657.2 million and $52.0 million, respectively, compared with $608.0 million and $52.6 million at December 31, 1999.

         NET INTEREST INCOME. Net interest income for the quarter ended June 30, 2000 increased by $1.1 million or 14.1% to $9.0 million compared with $7.9 million for the same period in 1999. The increase was principally due to a $2.0 million increase in interest income on loans partially offset by an increase of $1.5 million in interest expense on deposits and other borrowings. The increase in the loan and securities portfolios resulted in improved net interest margins and net interest spreads which increased from 5.49% to 5.64%, and from 4.56% to 4.71%, for the quarters ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 2000, net interest income increased 17.6% or $2.7 million from $15.4 million for the six months ended June 30, 1999.

         Interest income for the quarter ended June 30, 2000 increased to $15.5 million from $12.9 million for the same period in 1999. The increase was driven by growth in the average loan portfolio of $39.9 million or 8.9% as well as an increase in the yield on average loans, which increased to 10.62% for the three months ended June 30, 2000, from 9.71% in the same period in 1999. The average securities portfolio decreased by $10.7 million or 10.5%, while its yield rose 77 basis points from 6.62% at June 30, 1999 to 7.39% as of June 30, 2000 as a result of change in the mix of the investment portfolio from agency securities into mortgage-backed securities. For the six months ended June 30, 2000, interest income rose 21.4% to $30.7 million compared with $25.3 million for the six months ended June 30, 1999.

         Interest expense increased $1.5 million to $6.5 million at June 30, 2000 compared with $5.0 million at June 30, 1999. The increase was the result of higher interest paid on time deposits and improved funding efficiency resulting from a $12.3 million or 14.0% increase in average noninterest-bearing deposits. The Company views time deposits as a stable means of supporting loan growth. The Company believes that based on its historical experience its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's assets growth in the future. For the six months ended June 30, 2000, interest expense increased 27.3% or $2.7 million to $12.5 million when compared to the six months ended June 30, 1999.

         The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. No tax-equivalent adjustments were made and all average balances are yearly average balances. Non-accruing loans have been included in the tables as loans having a zero yield.

                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------
                                                         2000                                     1999
                                      ---------------------------------------------------------------------------------
                                       AVERAGE         INTEREST      AVERAGE      AVERAGE         INTEREST     AVERAGE
                                     OUTSTANDING        EARNED/       YIELD/    OUTSTANDING        EARNED/      YIELD/
                                       BALANCE           PAID          RATE       BALANCE           PAID         RATE
                                      ---------       ---------     ---------    ---------       ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans .................      $ 487,229       $  12,865      10.62%      $ 447,349       $  10,832       9.71%
   Taxable securities ..........         91,212           1,677       7.39         101,923           1,682       6.62
   Tax-exempt securities .......         21,656             268       4.98          21,591             281       5.22
  Federal funds sold and
   Other temporary investments .         43,263             718       6.67           5,758             106       7.38
                                      ---------       ---------                  ---------       ---------
   Total interest earning
     assets ....................        643,360          15,528       9.71%        576,621          12,901       8.97%
                                                      ---------                                  ---------

  Less allowance for loan
   losses .......................        (8,554)                                    (6,507)
                                      ---------                                  ---------
Total interest-earning
 assets, net of allowance for
 loan losses ....................       634,806                                    570,114
Nonearning assets ..............         55,846                                     34,140
                                      ---------                                  ---------
     Total assets ..............      $ 690,652                                  $ 604,254
                                      =========                                  =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing
     demand deposits ...........      $  42,304       $     316       3.00%      $  35,898       $     235       2.63%
    Savings and money
     market accounts ...........         97,674             755       3.11          95,786             713       2.99
     Time deposits .............        334,600           4,753       5.71         260,122           3,277       5.05
     Federal funds purchased
      and securities sold
      under Repurchase agreements          --              --          --           27,916             345       4.96
     Other borrowings ..........         48,317             677       5.64          35,562             435       4.91
                                      ---------       ---------                  ---------       ---------
Total interest-bearing
       liabilities .............        522,895           6,501       5.00%        455,284           5,005       4.41%
                                                      ---------                                  ---------
Noninterest-bearing
 liabilities:
   Noninterest-bearing
     demand deposits ...........        100,012                                     87,706
   Other liabilities ...........         14,709                                      8,116
     Total liabilities .........        637,616                                    551,106
                                      ---------                                  ---------
Shareholders' equity ...........         53,036                                     53,148
                                      ---------                                  ---------
Total liabilities and
 shareholders equity ...........      $ 690,652                                  $ 604,254
                                      =========                                  =========
Net interest income ............                      $   9,027                                  $   7,896
                                                      =========                                  =========
Net interest spread ............                                      4.71%                                      4.56%
Net interest margin ............                                      5.64%                                      5.49%

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------------------------------------------------------
                                                               2000                                     1999
                                          ------------------------------------------------------------------------------------
                                            AVERAGE          INTEREST          AVERAGE     AVERAGE        INTEREST     AVERAGE
                                          OUTSTANDING         EARNED/           YIELD/   OUTSTANDING       EARNED/      YIELD/
                                            BALANCE            PAID              RATE      BALANCE          PAID         RATE
                                          -----------        --------          -------   -----------      --------     -------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans ......................      $ 489,850        $  25,921           10.64%    $ 432,337       $ 21,125       9.85%
   Taxable securities ...............         91,241            3,292            7.26       102,464          3,362       6.62
   Tax-exempt securities ............         21,655              536            4.98        20,095            529       5.31
  Federal funds sold and
   other temporary investments ......         27,912              949            6.84         9,111            276       6.11
                                            --------        ---------                     ---------       --------
   Total interest earning assets ....        630,658           30,698            9.79%      564,007         25,292       9.04%
                                                            ---------                                     --------
  Less allowance for loan losses ....         (8,212)                                        (6,364)
                                           ---------                                       --------
Total interest-earning assets, net
  of allowance for loan losses ......        622,446                                        557,643
Noninterest-earning assets ..........         56,026                                         38,026
                                           ---------                                      ---------
     Total assets ...................      $ 678,472                                      $ 595,669
                                           =========                                      =========
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing liabilities:
     Interest-bearing demand
      deposits ......................      $  41,690        $     624            3.01%    $  34,338      $     439          2.58%
     Savings and money market
      accounts ......................         95,567            1,510            3.18        96,498          1,436          3.00
     Time deposits ..................        324,988            8,991            5.56       259,527          6,572          5.11
     Federal funds purchased and
      securities sold under repurchase
      agreements ....................             23                1            8.59        26,457            651          4.96
     Other borrowings ...............         51,939            1,416            5.48        30,978            757          4.93
                                           ---------        ---------                     ---------      ---------
Total interest-bearing liabilities ..        514,207           12,542            4.90%      447,798          9,855          4.44%
                                                            ---------                                     --------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
     deposits .......................         98,807                                         87,321
   Other liabilities ................         12.586                                          8,218
     Total liabilities ..............        625,600                                        543,337
                                           ---------                                      ---------
Shareholders' equity ................         52,872                                         52,332
                                           ---------                                      ---------
Total liabilities and shareholders
 equity .............................      $ 678,472                                      $ 595,669
                                           =========                                      =========
Net interest income .................                       $  18,156                                     $  15,437
                                                            =========                                     =========
Net interest spread .................                                            4.88%                                      4.60%
Net interest margin .................                                            5.79%                                      5.52%

         The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three- and six-month periods ended June 30, 2000 compared with June 30, 1999. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

                                                             THREE MONTHS ENDED JUNE 30,
                                                         ----------------------------------
                                                                    2000 VS. 1999
                                                         ----------------------------------
                                                          INCREASE (DECREASE)
                                                                 DUE TO
                                                         ---------------------
                                                          VOLUME      RATE        TOTAL
                                                         ---------- ----------  -----------
                                                               (DOLLARS IN THOUSANDS)
     INTEREST-EARNING ASSETS:
        Total loans ...........................      $(2,400)      $ 4,433       $ 2,033
        Securities ............................         (618)          600           (18)
        Federal funds sold and other temporary
          investments .........................          917          (305)          612
                                                     -------       -------       -------
          Total increase (decrease) in interest
            income ............................       (2,101)        4,728         2,627
     INTEREST-BEARING LIABILITIES:
        Interest-bearing demand deposits ......          (77)          158            81
        Savings and money market accounts .....          (74)          116            42
        Time deposits .........................         (743)        2,219         1,476
        Federal funds purchased ...............         (345)         --            (345)
        Other borrowings ......................         (109)          351           242
                                                     -------       -------       -------
          Total increase (decrease) in interest
            expense ...........................       (1,348)        2,844         1,496
                                                     -------       -------       -------
     Increase (decrease) in net interest income      $  (753)      $ 1,884       $ 1,131
                                                     =======       =======       =======

                                                             SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------------
                                                                    2000 VS. 1999
                                                         ----------------------------------
                                                          INCREASE (DECREASE)
                                                                 DUE TO
                                                         ---------------------
                                                          VOLUME      RATE        TOTAL
                                                         ---------- ----------  -----------
                                                               (DOLLARS IN THOUSANDS)

     INTEREST-EARNING ASSETS:
        Total loans ...........................      $   936       $ 3,860      $ 4,796
        Securities ............................         (411)          348          (63)
        Federal funds sold and other temporary
          investments .........................          470           203          673
                                                     -------       -------      -------
          Total increase (decrease) in interest
            income ............................          995         4,411        5,406
     INTEREST-BEARING LIABILITIES:
        Interest-bearing demand deposits ......            5           180          185
        Savings and money market accounts .....          (95)          169           74
        Time deposits .........................          934         1,485        2,419
        Federal funds purchased ...............         (651)            1         (650)
        Other borrowings ......................          371           288          659
                                                     -------       -------      -------
          Total increase (decrease) in interest
            expense ...........................          564         2,123        2,687
                                                     -------       -------      -------
     Increase (decrease) in net interest income      $   431       $ 2,288      $ 2,719
                                                     =======       =======      =======

         PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. For the three months ended June 30, 2000 the provision for loan losses increased by $4.5 million to $5.6 million when compared with the same period last year. For the six months ended June 30, 2000, the provision for loan losses increased by $4.2 million to $6.3 million when compared with the same period last year. This is the principal result of management's decision to bring the reserve for loan losses to a level which approximates the Company's historical loss experience and the loan portfolio risk profile.

         NONINTEREST INCOME. Noninterest income for the quarters ended June 30, 2000 and 1999 was $1.9 million and $1.8 million, respectively. For the six months ended June 30, 2000 and 1999, noninterest income was $3.39 million and $3.42 million, respectively.



                                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                ENDED JUNE 30,          ENDED JUNE 30,
                                              ------------------      ------------------
                                               2000        1999        2000        1999
                                              ------      ------      ------      ------
                                                        (DOLLARS IN THOUSANDS)
Service charges on deposit accounts ....      $  941      $  941      $1,813      $1,959
Other loan-related fees ................         230         480         404         852
Gain on sale of securities, net ........        --           250        --           274
Letters of credit commissions and fees .         152         103         277         205
Other noninterest income ...............         590          59         893         132
                                              ------      ------      ------      ------
     Total noninterest income ..........      $1,913      $1,833      $3,387      $3,422
                                              ======      ======      ======      ======

         NONINTEREST EXPENSE. For the quarters ended June 30, 2000 and 1999, noninterest expense totaled $7.3 million and $5.5 million, respectively, an increase of $1.8 million or 32.9%. For the six months ended June 30, 2000, noninterest expense increased by $2.9 million or 26.9% to $13.8 million compared with the same period in 1999. The increase in noninterest expense is principally the result of higher employee compensation, benefits, and professional fees. For the three-month period ended June 30, 2000 and 1999, the Company's efficiency ratios were 66.3% and 56.24%, respectively. For the six-month period ended June 30, 2000 and 1999, the Company's efficiency ratios were 63.80% and 57.46%, respectively. The change in the efficiency ratios for the three- and six- month periods ended June 30, 2000 reflects the Company's continued efforts to gain customer and branch analysis improvements through employment of additional system applications.

        The following table presents the major categories in noninterest expense:

                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                            ENDED JUNE 30,                ENDED JUNE 30,
                                        ----------------------      -----------------------
                                          2000          1999          2000           1999
                                        --------      --------      --------       --------
                                                       (DOLLARS IN THOUSANDS)
Employee compensation and benefits      $  3,166      $  2,769      $  6,401       $  5,472
Non-staff expenses:
   Occupancy .....................         1,476         1,233         2,912          2,437
   Other real estate, net ........            16             8           (16)            52
   Data processing ...............            44            39            86            246
   Professional fees .............         1,007           145         1,526            323
   Advertising ...................           150           106           246            236
   Consultants/contract labor ....          --             141          --              346
   Director compensation .........            65            12           189             78
   Printing and supplies .........           128            96           221            239
   Telecommunications ............           150           136           291            260
   Other noninterest expense .....         1,063           783         1,898          1,148
                                        --------      --------      --------       --------
     Total non-staff expenses ....         4,099         2,699         7,353          5,365
                                        --------      --------      --------       --------
     Total noninterest expense ...      $  7,265      $  5,468      $ 13,754       $ 10,837
                                        ========      ========      ========       ========

         Employee compensation and benefits expense for the quarters ended June 30, 2000 and 1999 was $3.2 million and $2.8 million, respectively, reflecting an increase of $397,000 or 14.3% in 2000 compared with 1999. For the six months ended June 30, 2000 and 1999, employee compensation and benefits expense was $6.4 million and $5.5 million, respectively, reflecting an increase of $929,000 or 17.0%. The increases for the three- and six-month periods ended June 30, 2000 resulted primarily from the costs associated with the full effect of the Dulles and Long Point branches, which opened in March and April 1999, and the Boone Road and Garland branches that opened in November 1999. Total full-time equivalent employees at June 30, 2000 and 1999 were 295 and 287, respectively.

         For the three months ended June 30, 2000, non-staff expenses increased by $1.4 million when compared with the same period last year. For the six-month period ended June 30, 2000, non-staff expenses increased by $2.0 million. The increases in the three month and six month periods were primarily due to higher occupancy expenses from the full effect of four additional branches and further impacted by an increase in professional fees associated with systems infrastructure improvements as well as legal and accounting fees associated with the $5.3 million factoring receivables charge-off.

FINANCIAL CONDITION

         LOAN PORTFOLIO. Total loans decreased from $495.7 million at December 31, 1999 to $485.9 million at June 30, 2000 due to the roll out of the bank's relationship banking program which had an emphasis on increasing deposits and the adoption of additional credit policies. At June 30, 2000 and December 31, 1999, the ratio of total loans to total deposits was 80.8% and 91.0%, respectively. For the same periods, total loans represented 68.5% and 75.0% of total assets, respectively.

        The following table summarizes the loan portfolio of the Company by type of loan:

                                 AS OF JUNE 30, 2000         AS OF DECEMBER 31, 1999
                                ---------------------        ----------------------
                                  AMOUNT     PERCENT           AMOUNT      PERCENT
                                ---------   ---------        ---------    ---------
                                              (DOLLARS IN THOUSANDS)
Commercial and industrial       $ 298,984       60.87%       $ 298,150        59.55%
Real estate mortgage
   Residential ...........         10,048        2.05           10,934         2.18
   Commercial ............        122,945       25.03          126,363        25.24
Real estate construction
   Residential ...........         10,589        2.16           11,348         2.27
   Commercial ............         29,003        5.90           28,661         5.72
Consumer and other .......         11,328        2.31           11,550         2.31
Factored receivables .....          8,294        1.69           13,700         2.74
                                ---------   ---------        ---------    ---------
Gross loans ..............        491,191      100.00%         500,706       100.00%
                                            =========                     =========
Less: unearned discounts,
 interest and deferred fees        (5,214)                      (5,037)
                                ---------                    ---------
     Total loans .........      $ 485,978                    $ 495,669
                                =========                    =========

         NONPERFORMING ASSETS. Nonperforming assets at June 30, 2000 and December 31, 1999, were $1.9 million and $5.2 million, respectively. The decrease of $3.3 million, or 64%, is primarily due to credit policy changes and continual work by the special assets department and all the loan relationship officers on collection efforts. These figures are net of guarantees from the United States Department of Commerce's Small Business Administration (the "SBA"), the Export Import Bank of the United States (the "Ex-Im Bank"), an independent agency of the Unites States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF") an agency sponsored by the government of Taiwan, which were $1.2 million and $1.8 million at June 30, 2000 and December 31, 1999, respectively.

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

         The following table presents information regarding nonperforming assets at the periods indicated:

                                      AS OF JUNE 30, 2000   AS OF DECEMBER 31, 1999
                                      -------------------   -----------------------
                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans ........................    $2,510                  $6,552
Accruing loans 90 days or more past due .      --                      --
Other real estate .......................       579                     490
                                             ------                  ------
     Total nonperforming assets .........    $3,089                  $7,042
                                             ------                  ------
Less:
   Nonperforming loans guaranteed by
     the SBA, Ex-Im Bank, OCCGF .........     1,223                   1,821
                                             ------                  ------
     Total net nonperforming assets .....    $1,866                  $5,221
                                             ======                  ======
Nonperforming assets to total assets ....       .43 %                  1.05 %
Nonperforming assets to total loans
  and other real estate .................       .64                    1.42
Nonperforming assets to total
  assets (1) ............................       .26                     .78
Nonperforming assets to total loans
  and other real estate (1) .............       .39                    1.05

---------------
(1) Nonperforming assets are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

         ALLOWANCE FOR LOAN LOSSES. For the six months ended June 30, 2000, net loan charge-offs were $5.2 million or 1.05% of average loans outstanding, compared with $4.1 million or 0.90% of average loans outstanding for the year ended December 31, 1999. At June 30, 2000 and December 31, 1999, the allowance for loan losses aggregated $8.6 million and $7.5 million, or 1.79% and 1.52% of total loans, respectively.

         The following table presents an analysis of the allowance for loan losses and other related data:

                                 AS OF JUNE 30, 2000    AS OF DECEMBER 31, 1999
                                 -------------------    -----------------------
                                               (DOLLARS IN THOUSANDS)
Average loans outstanding ......      $ 489,850                $ 461,500
                                      =========                =========
Total gross loans outstanding
  at end of period .............      $ 491,191                $ 500,706
                                      =========                =========
Allowance for loan losses at
  beginning of period ..........      $   7,537                $   6,119
Provision for loan losses ......          6,279                    5,550
Charge-offs:
   Commercial and industrial ...           (767)                  (3,563)
   Real estate - mortgage ......            (11)                     (32)
   Real estate - construction ..           --                       --
   Consumer and other ..........         (5,359)                    (807)
                                      ---------                ---------
     Total charge-offs .........         (6,137)                  (4,402)
                                      ---------                ---------
Recoveries:
   Commercial and industrial ...            654                       94
   Real estate - mortgage ......           --                       --
   Real estate - construction ..           --                       --
   Consumer and other ..........            314                      176
                                      ---------                ---------
     Total recoveries ..........            967                      270
                                      ---------                ---------
Net loan charge-offs ...........         (5,170)                  (4,132)
                                      ---------                ---------
Allowance for loan losses at
  end of period ................      $   8,646                $   7,537
                                      =========                =========
Ratio of allowance to end of
  period total loans ...........           1.79 %                   1.52 %
Ratio of net loan charge-offs
  to average loans .............           1.05                     0.90
Ratio of allowance to end of
  period nonperforming loans ...         344.45                   115.03
Ratio of allowance to end of
  period nonperforming loans (1)         671.80                   159.34

---------
(1) Nonperforming assets are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

        SECURITIES. At June 30, 2000, the securities portfolio totaled $126.7 million, reflecting an increase of $16.7 million or 15.2% from $110.1 million at December 31, 1999. This growth was due primarily to an increase in fixed rate mortgage-backed securities and tax-free securities which were funded by increased deposits.

        DEPOSITS. At June 30, 2000, total deposits were $601.3 million, up $56.9 million from $544.4 million at December 31, 1999. Noninterest-bearing deposits at June 30, 2000 increased by $6.7 million or 7.0% to $103.0 million from $96.3 million at December 31, 1999. The Company's ratios of noninterest-bearing demand deposits to total deposits for June 30, 2000 and December 31, 1999 were 17.1% and 17.7%, respectively.

         OTHER BORROWINGS. The Company has two ten-year loans totaling $25.0 million and one six month short term loan totaling $20.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The ten-year loans bear interest at the average rate of 4.99% per annum and are set until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. The six month short term loan bears a rate of 6.32% and is due in September, 2000. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $20.0 million at June 30, 2000 and at December 31, 1999.

         CAPITAL RESOURCES. Shareholders' equity decreased from $52.6 million at December 31, 1999 to $52.0 million at June 30, 2000, a decrease of $554,000 or 1.0%. The decrease was due to a net loss of $1.2 million in net income as a result of the $5.3 million charge-off and offset by a $568,000 improvement in unrealized securities losses.

        The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of June 30, 2000 to the minimum and well-capitalized regulatory standards.


                                         MINIMUM       WELL      ACTUAL RATIO AT
                                        REQUIRED    CAPITALIZED   JUNE 30, 2000
                                        --------    -----------  ---------------
THE COMPANY
   Leverage ratio ................       4.00%(1)       N/A           8.05%
   Tier 1 risk-based capital ratio       4.00           N/A          10.75
   Risk-based capital ratio ......       8.00           N/A          12.01
THE BANK
   Leverage ratio ................       4.00%(2)      5.00%          7.70%
   Tier 1 risk-based capital ratio       4.00          8.00          10.29
   Risk-based capital ratio ......       8.00         10.00          11.55

-----------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

        YEAR 2000 COMPLIANCE. The Company suffered no failures of any system or product through the end of the year 1999 and in the year 2000. During 2000, the Company's Year 2000 project team will continue to monitor the Company's computer systems and products and the Year 2000 compliance of the third parties with which the Company transacts business in an attempt to identify any potential problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 1999. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity."

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on April 28, 2000. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

1. May P. Chu, John Lee, and Don J. Wang were elected as Class II directors to serve on the Board of Directors until the 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified. Tiong Loi Ang was elected as Class III director to serve on the Board of Directors of the Company until the Company's 2001 Annual Meeting of the Shareholders and until his successor is duly elected and qualified. A total of 4,840,358 shares were voted in favor of each Class II and Class III director and 120,056 shares were withheld from voting for each Class II and Class III director.

    The other directors whose term of office as a director continued after the meeting include Helen F. Chen, Tommy F. Chen, George M. Lee, David Tai and Joe Ting.

2. The shareholders approved as submitted the Company's Executive Bonus Plan. A total of 4,701,175 shares were voted in favor of the proposal, 257,039 shares were voted against the proposal and 2,200 shares abstained from voting on this proposal.

3. The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2000. A total of 4,850,014 shares were voted in favor the proposal, 109,900 shares were voted against the proposal and 500 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6A. EXHIBITS

     EXHIBIT                                     IDENTIFICATION
     NUMBER                                        OF EXHIBIT

       11     --  Computation of Earnings Per Common Share, included as Note (2)
                  to the 11 Interim Consolidated Financial Statements on Page 6 of this Form 10-Q.

       27     --  Financial Data Schedule. The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

ITEM 6B.  REPORTS ON FORM 8-K

On June 1, 2000, the Company filed a current report on Form 8-K under Item 5 to report the issuance of a press related to a $5.3 million receivables fraud.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROCORP BANCSHARES, INC.


                                       By: /s/ DON J. WANG
     Date: August 14, 2000                     Don J. Wang
                                               Chairman of the Board and
                                               Chief Executive Officer

     Date: August 14, 2000             By: /s/ RUTH E. RANSOM
                                               Ruth E. Ransom
                                               Chief Financial Officer