Form 10-Q
period 2000-09-30
METROCORP BANCSHARES INC
filed 2000-11-14
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

           Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [  ]

As of October 31, 2000, the number of outstanding shares of Common Stock, par value $1.00 per share was 6,961,562.

PART I

FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$31,585	$29,945
Federal funds sold and other temporary investments	19,734	6,471

Total cash and cash equivalents	51,319	36,416
Investment securities available-for-sale, at fair value	113,230	74,959
Investment securities held-to-maturity, at amortized cost	32,860	35,106
Loans, net	479,392	488,132
Premises and equipment, net	7,055	8,106
Accrued interest receivable	4,009	3,855
Deferred income taxes	6,553	6,477
Due from customers on acceptances	3,081	831
Other real estate and repossessed assets, net	1,073	490
Other assets	4,970	6,217

Total assets	$703,542	$660,589

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$98,861	$96,253
Interest-bearing	513,501	448,183

Total deposits	612,362	544,436
Other borrowings	25,537	55,636
Accrued interest payable	1,328	1,558
Income taxes payable	—	—
Acceptances outstanding	3,250	831
Other liabilities	6,292	5,548

Total liabilities	648,770	608,009

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 authorized, 7,162,062 and 7,122,479 shares issued and 6,961,562 and 7,102,479 shares outstanding at September 30, 2000 and December 31, 1999, respectively	7,162	7,122
Additional paid-in capital	25,891	25,646
Retained earnings	25,173	23,124
Accumulated other comprehensive income	(1,884)	(3,145)
Treasury stock, at cost	(1,569)	(167)

Total shareholders' equity	54,773	52,580

Total liabilities and shareholders' equity	$703,542	$660,589

See accompanying notes to consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999

Interest income:
Loans	$13,089	$11,640	$39,010	$32,797
Investment securities:
Taxable	2,133	1,615	5,425	4,977
Tax-exempt	267	295	803	824
Federal funds sold and other temporary investments	927	188	1,876	464

Total interest income	16,416	13,738	47,114	39,062

Interest expense:
Time deposits	5,599	3,537	14,590	10,110
Demand and savings deposits	1,208	1,074	3,342	2,949
Other borrowings	582	788	1,999	2,195

Total interest expense	7,389	5,399	19,931	15,254

Net interest income	9,027	8,339	27,183	23,808
Provision for loan losses	499	1,380	6,778	3,450

Net interest income after provision for loan losses	8,528	6,959	20,405	20,358

Non-interest income:
Service charges on deposit accounts	1,002	974	2,815	2,933
Other loan-related fees	236	266	640	1,204
Letters of credit commissions and fees	147	129	424	334
Gain on sale of investment securities, net	—	43	—	317
Other non-interest income	447	33	1,340	165

Total non-interest income	1,832	1,445	5,219	4,953

Non-interest expense:
Employee compensation and benefits	3,269	2,777	9,670	8,366
Occupancy	1,412	1,267	4,324	3,704
Other real estate, net	(45)	(8)	(61)	44
Data processing	42	36	128	282
Professional fees, consultants, and contract labor	760	247	2,568	963
Advertising	79	98	325	337
Other non-interest expense	1,202	993	3,519	2,669

Total non-interest expense	6,719	5,410	20,473	16,365

Income before provision for income taxes	3,641	2,994	5,151	8,946
Provision for income taxes	1,324	1,033	1,850	2,979

Net income	$2,317	$1,961	$3,301	$5,967

Earnings per common share:
Basic	$0.33	$0.28	$0.47	$0.84
Diluted	$0.33	$0.28	$0.47	$0.84
Weighted average shares outstanding:
Basic	6,956	7,121	6,971	7,112
Diluted	6,956	7,121	6,971	7,112

See accompanying notes to consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
Net income	$2,317	$1,961	$3,301	$5,967

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, net:
Unrealized holding gains (losses) arising during the period	693	(269)	1,261	(2,458)
Less: reclassification adjustment for gains included in net income	—	(28)	—	(209)

Other comprehensive income (loss)	693	(297)	1,261	(2,667)

Total comprehensive income	$3,010	$1,664	$4,562	$3,300

See accompanying notes to consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2000 and 1999
(In thousands)
(Unaudited)

	Common Stock
	Shares	At par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
Balance at January 1, 1999	7,005	$7,005	$24,569	$17,702	$748	$—	$50,024
Issuance of common stock	116	116	1,066	—	—	—	1,182
Other comprehensive income (loss)	—	—	—	—	(2,667)	—	(2,667)
Net Income	—	—	—	5,967	—	—	5,967
Dividend	—	—	—	(1,281)	—	—	(1,281)

Balance at September 30, 1999	7,121	$7,121	$25,635	$22,388	$(1,919)	$—	$53,225

	Common Stock
	Shares	At par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
Balance at January 1, 2000	7,102	$7,122	$25,646	$23,124	$(3,145)	$(167)	$52,580
Issuance of common stock	40	40	245	—	—	—	285
Repurchase of common stock	(181)	—	—	—	—	(1,402)	(1,402)
Other comprehensive income (loss)	—	—	—	—	1,261	—	1,261
Net Income	—	—	—	3,301	—	—	3,301
Dividend	—	—	—	(1,252)	—	—	(1,252)

Balance at September 30, 2000	6,961	$7,162	$25,891	$25,173	$(1,884)	$(1,569)	$54,773

See accompanying notes to consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$3,301	$5,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,609	1,579
Provision for loan losses	6,778	3,450
Gain/(Loss) on sales of securities, net	—	(317)
Loss/(Gain) on sale of other real estate	(45)	4
Deferred income taxes	(720)	(640)
Changes in:
Accrued interest receivable	(154)	(238)
Other assets	1,417	(1,672)
Accrued interest payable	(230)	195
Deferred loan fees	625	603
Other liabilities	1,587	536
Income taxes payable	—	(20)

Net cash provided by operating activities	14,168	9,447

Cash flows from investing activities:
Purchases of securities available-for-sale	(42,937)	(28,921)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	6,558	26,647
Purchases of securities held-to-maturity	—	(2,822)
Proceeds from maturities and principal paydowns of securities held-to-maturity	2,258	6,452
Net change in loans	(825)	(63,557)
Proceeds from sales of other real estate	1,624	327
Purchases of premises and equipmen	(558)	(1,235)

Net cash used by investing activities	(33,880)	(63,109)

Cash flows from financing activities:
Net change in:
Deposits	67,926	54,155
Other borrowings	(10,099)	10,514
Federal funds purchased	(20,000)	(5,000)
Net proceeds from issuance of common stock	285	1,182
Treasury stock purchased	(1,402)	—
Dividends paid	(2,095)	(1,281)

Net cash provided by financing activities	34,615	59,570

Net increase (decrease) in cash and cash equivalents	14,903	5,908
Cash and cash equivalents at beginning of period	36,416	35,893

Cash and cash equivalents at end of period	$51,319	$41,801

See accompanying notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary MetroBank, National Association (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2000, the Company's consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, respectively, consolidated cash flows for the nine months ended September 30, 2000 and 1999, and consolidated changes in shareholders' equity for the nine months ended September 30, 2000 and 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1999 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
	(In thousands)
Net income available to common shareholders	$2,317	$1,961	$3,301	$5,967

Weighted-average common shares outstanding	6,956	7,121	6,971	7,112
Weighted-average common shares and potentially dilutive common shares	6,956	7,121	6,971	7,112

Basic EPS	$0.33	$0.28	$0.47	$0.84
Diluted EPS	$0.33	$0.28	$0.47	$0.84

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS No. 133”). SFAS No. 133 became effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the balance sheet. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. Management does not expect SFAS No. 133 to have a significant impact on future operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

•   Changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

•   Changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

•   Changes in local economic and business conditions which adversely affect the ability of the Company's customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•   Increased competition for deposits and loans adversely affecting rates and terms;

•   The Company's ability to identify suitable acquisition candidates;

•   The timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

•   Increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•   The failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•   Changes in the availability of funds resulting in increased costs or reduced liquidity;

•   Increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•   The Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•   The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

•   Changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including change in tax requirements and tax rates.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

General.   Net income for the quarters ended September 30, 2000 and 1999 was $2.3 million representing an increase of 18.16% compared with $2.0 million for same period in 1999. The increase in net income was a combined result of higher net interest income, lower loan loss provision, and increased non-interest income, offset by higher non-interest expense. MetroCorp's basic and diluted EPS (earnings per share) for the three months ended September 30, 2000 were $0.33, compared with $0.28 for the same period in 1999. For the nine months ended September 30, 2000, net income was $3.3 million or $0.47 per share, compared with $6.0 million or $0.84 per share for the same period last year. The decrease in earnings for the nine-month period was due to the $5.3 million charge off of factoring receivables from Advantage Finance Corporation that occurred in May 2000. Advantage Finance Corporation is a wholly-owned subsidiary of the Bank.

At September 30, 2000, total assets and net loans were $703.5 million and $479.4 million, compared with $660.6 million and $488.1 million, respectively, at December 31, 1999. The $42.9 million or 6.50% increase in total assets over the nine-month period ended September 30, 2000 was attributable to increases in securities investments and balances on deposit with other banks, as well as growth in deposits. The $8.7 million or 1.79% decrease in net loans was primarily the net effect of the sale of $13 million in SBA loans, offset by new net loan funding and principal pay-downs/restructuring. Total liabilities and total deposits at September 30, 2000 were $648.8 million and $612.4 million, compared to $608.0 million and $544.4 million, respectively, at December 31, 1999. The $67.9 million or 12.5% increase in deposits over the nine-month period ended September 30, 2000 is a direct result of continued progress by the Bank's account officer staff in its “total relationship banking” initiatives. Management believes these efforts have had a positive impact on liquidity and have allowed the Company to continue funding loans from internally-generated deposits. As a result of the Company's strong liquidity, in September 2000 the Company repaid a $20 million short-term loan with the Federal Home Loan Bank. The Company's liquidity remained solid with overnight Federal Fund sales and other temporary investments being 204.96% higher in September 2000 compared with December 31, 1999. Shareholders' equity at September 30, 2000 was $54.8 million compared with $52.6 million at December 31, 1999, an increase of $2.2 million or 4.17%. The Company's return on average assets was 1.28% for the third quarter of 2000, versus 1.23% for the same quarter in 1999. The return on average shareholders' equity was 17.34% for the third quarter of 2000, up from 14.58% for the same quarter in 1999.

Net Interest Income.   For the three months ended September 30, 2000, net interest income, before the provision for loan losses, increased by 8.25% to $9.0 million from $8.3 million in the same period in 1999. For the nine months ended September 30, 2000, net interest income, before the provision for loan losses, increased by 14.17% to $27.2 million compared with $23.8 million over the same period in 1999. The increase was due to higher interest income from higher earning asset yields, higher average loan and investment volumes, as well as rising interest rates in the market. Net interest income was offset by increased interest expense to service a larger deposit base, coupled with increased competitively priced rates paid for those deposits. Four federal interest rate hikes since September 1999, increased bank prime rate by 125 basis points. This has resulted in higher yields on earning assets offset by higher rates paid for interest-bearing liabilities; however, increased deposit volumes have leveraged loan funding costs. For the quarters ended September 30, 2000 and 1999, the net interest margins and spreads narrowed by 17 basis points to 5.35% from 5.52% and by 24 basis points to 4.39% from 4.63%, respectively. For the nine months ended September 30, 2000 and 1999, the net interest margins and spreads widened by 11 basis points to 5.64% from 5.53% and by 9 basis points to 4.71% from 4.62%, respectively. The widening of the net interest margin was a combined result of increased volumes in investments and loan balances bearing higher yields, while the cost of these assets increased slightly.

Interest income for the three months ended September 30, 2000 increased by 19.49% to $16.4 million from $13.7 million for the same period in 1999. Interest income for the nine months ended September 30, 2000 increased by 20.61% to $47.1 million from $39.1 million over the same period in 1999. The increase was driven by growth in average earning asset volumes as well as increases in the yields on earning assets. As compared to the three and nine month periods ended September 30, 1999, the average total loan volumes for the three and nine month periods ended September 30, 2000 increased by $10.4 million or 2.23% and by

$41.7 million or 9.38%, respectively. For the same periods, the average yields on average total loan volumes increased 102 basis points to 10.89% and 85 basis points to 10.72%, respectively. As compared with the three and nine month periods ended September 30, 1999, average total investment volumes for the three and nine month periods ended September 30, 2000 increased by $61.6 million or 47.06% and by $26.8 million or 20.39%, respectively. For the same periods, the average yields on average investments increased by 114 and 106 basis points, respectively. For the three months ending September 30, 2000, as compared to the same period in 1999, the yield on total average earning assets increased by 63 basis points to 9.73%. For the nine months ending September 30, 2000, as compared to the same period in 1999, the yield on total average earning assets increased by 70 basis points to 9.77%.

Interest expense increased for the three months ended September 30, 2000 by $2.0 million or 36.86% to $7.4 million, compared with $5.4 million for the same period in 1999. For the nine months ended September 30, 2000, interest expense increased by $4.7 million or 30.66% to $19.9 million compared with $15.3 million for the same period in 1999. The increased interest expense was the result of higher interest-bearing deposit volumes coupled with higher interest rates paid on those deposits. As compared to the three and nine month periods ended September 30, 1999, average interest bearing deposit volumes for the three and nine month periods ended September 30, 2000 increased by $91.0 million or 21.67% and by $78.2 million or 19.57%, respectively. For the same periods, the average rates paid on interest bearing deposits have increased by 50 basis points to 4.21% and by 41 basis points to 4.02%, respectively. The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company continues to anticipate that this source of funding will continue to sustain a portion of the Company's assets growth in the future.

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

	For the three months ended September 30,
	2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$478,302	$13,089	10.89%	$467,871	$11,640	9.87%
Taxable securities	118,980	2,133	7.13	96,369	1,615	6.65
Tax-exempt securities	21,248	267	5.00	22,592	295	5.18
Federal funds sold and other temporary investments	52,405	927	7.04	12,030	188	6.20

Total interest earning assets	670,935	16,416	9.73%	598,862	13,738	9.10%

Less allowance for loan losses	(8,775)			(6,942)

Total interest-earning assets, net of allowance for loan losses	662,160			591,920
Nonearning assets	55,711			41,692

Total assets	$717,871			$633,612

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$43,704	$325	2.96%	$38,971	$294	2.99%
Savings and money market accounts	96,830	883	3.63	98,970	780	3.13
Time deposits	367,958	5,599	6.03	279,997	3,537	5.01
Federal funds purchased and securities sold under repurchase agreements	—	—	—	26,154	349	5.29
Other borrowings	41,807	582	5.54	35,488	439	4.91

Total interest-bearing liabilities	550,299	7,389	5.34%	479,580	5,399	4.47%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	108,639			93,291
Other liabilities	5,775			7,387

Total liabilities	644,713			580,258

Shareholders' equity	53,158			53,258

Total liabilities and shareholders' equity	$717,871			$633,612

Net interest income		$9,027			$8,339

Net interest spread			4.39%			4.63%
Net interest margin			5.35%			5.52%

	For the nine months ended September 30,
	2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$485,973	$39,010	10.72%	$444,297	$32,797	9.87%
Taxable securities	100,555	5,425	7.21	100,410	4,977	6.63
Tax-exempt securities	21,518	803	4.98	20,944	824	5.26
Federal funds sold and other temporary investments	36,136	1,876	6.93	10,060	464	6.17

Total interest earning assets	644,182	47,114	9.77%	575,711	39,062	9.07%

Less allowance for loan losses	(8,401)			(6,558)

Total interest-earning assets, net of allowance for loan losses	635,781			569,153
Noninterest-earning assets	55,920			39,275

Total assets	$691,701			$608,428

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,366	$949	2.99%	$35,897	$733	2.73%
Savings and money market accounts	95,991	2,393	3.33	97,321	2,216	3.04
Time deposits	339,415	14,590	5.74	266,373	10,110	5.07
Federal funds purchased and securities sold under repurchase agreements	16	1	0.00	26,383	1,000	5.07
Other borrowings	48,537	1,998	5.50	32,497	1,195	4.92

Total interest-bearing liabilities	526,325	19,931	5.06%	458,471	15,254	4.45%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	105,425			89,382
Other liabilities	6,983			7,835

Total liabilities	638,733			555,688

Shareholders' equity	52,968			52,740

Total liabilities and shareholders' equity	$691,701			$608,428

Net interest income		$27,183			$23,808

Net interest spread			4.71%			4.62%
Net interest margin			5.64%			5.53%

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three and nine month periods ended September 30, 2000 compared with September 30, 1999. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

	Three months ended September 30, 2000 vs. 1999
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Total loans	$(3,428)	$4,877	$1,449
Securities	68	422	490
Federal funds sold and other temporary investments	299	440	739

Total increase/(decrease) in interest income	(3,061)	5,739	2,678
Interest-bearing liabilities:
Interest-bearing demand deposits	45	(14)	31
Savings and money market accounts	(384)	487	103
Time deposits	(1,685)	3,747	2,062
Federal funds purchased	(349)	—	(349)
Other borrowings	(121)	264	1430

Total increase/(decrease) in interest expense	(2,494)	4,484	1,990

Increase/(decrease) in net interest income	$(567)	$1,255	$688

	Nine months ended September 30, 2000 vs. 1999
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Total loans	$2,082	$4,131	$6,213
Securities	61	366	427
Federal funds sold and other temporary investments	1,137	275	1,412

Total increase/(decrease) in interest income	3,280	4,772	8,052
Interest-bearing liabilities:
Interest-bearing demand deposits	106	110	216
Savings and money market accounts	(101)	278	177
Time deposits	2,206	2,274	4,480
Federal funds purchased	(998)	(1)	(999)
Other borrowings	521	282	803

Total increase/(decrease) in interest expense	1,734	2,943	4,677

Increase/(decrease) in net interest income	$1,547	$1,828	$3,375

Provision for Loan Losses.   Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. For the three and nine month periods ended September 30, 2000, the provision decreased by $881,000 or 63.84% to $499,000, and increased by $3.3 million or 96.46% to $6.8 million, respectively. The allowance for loan losses at September 30, 2000 was $9.0 million, compared with $7.5 million at December 31, 1999. In the last half of 1999, management began to move the allowance for loan losses ratio upward to an amount more in line with the historical portfolio loss experience. At September 30, 2000, the ratio of loan loss allowance to total loans was 1.85% compared with 1.52% at December 31, 1999. In July 2000, the loan loss allowance reached 1.80% of total loans, well above the Company's goal to maintain a floor of 1.60%. Since the goal was achieved, the monthly provision for loan losses was lowered from $233,000 in July to $133,000 in August and September 2000.

As of September 30, 2000, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2000.

Non-Interest Income.   Non-interest income for the quarters ended September 30, 2000 and 1999, was $1.8 million and $1.4 million, respectively, an increase $386,000 or 26.77%. For the nine months ended September 30, 2000 and 1999, non-interest income was $5.2 million and $4.9 million, respectively, an increase of $266,000 or 5.36%. The increase in non-interest income was primarily the result of improvements made in the collection of bank services fees in addition to the customary monthly service charges and NSF fees on deposit accounts. These bank services fees specifically relate to wire transfer, check cashing, safe deposit boxes, ACH fees, check card income, international cable fees, and other miscellaneous fees. These fees are categorized as “other non-interest income”. The majority of non-interest income comes from service charges on deposit accounts which includes NSF fees received. For the three and nine month periods ended September 30, 2000, service charges on deposit accounts represented 54.69% and 53.94% of total non-interest income, respectively.

The following table presents, for the periods indicated, the categories of non-interest income:

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Service charges on deposit accounts	$1,002	$974	$2,815	$2,933
Other loan-related fees	236	266	640	1,204
Gain on sale of securities, net	—	43	—	317
Letters of credit commissions and fees	147	129	424	334
Other non-interest income	447	33	1,340	165

Total non-interest income	$1,832	$1,445	$5,219	$4,953

Non-Interest Expense.   For the three months ended September 30, 2000, non-interest expense increased by $1.3 million or 24.20% to $6.7 million, compared to the same period in 1999. For the nine months ended September 30, 2000, non-interest expense increased by $4.1 million or 25.10% to $20.5 million, compared to the same period in 1999. The increase in non-interest expense from 1999 to 2000 was due to additional staff and benefit compensation, increased occupancy, accounting and legal expenses represented in the professional and consulting fee categories, and the implementation of new analysis and internet banking software and other operating systems improvements, represented in the other non-interest expense category. As a result of such expenses, the Company's efficiency ratios softened over both the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999, to 61.89% from 55.57% and to 63.17% from 57.53%, respectively.

The following table presents, for the periods indicated, the major categories in non-interest expense:

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Employee compensation and benefits	$3,269	$2,777	$9,670	$8,366
Non-staff expenses:
Occupancy	1,412	1,267	4,324	3,704
Other real estate, net	(45)	(8)	(61)	44
Data processing	42	36	128	282
Professional fees, consultants, and contract labor	760	247	2,568	963
Advertising	79	98	325	337
Director compensation	65	69	254	211
Printing and supplies	116	113	337	377
Telecommunications	124	120	415	380
Other non-interest expense	897	691	2,513	1,701

Total non-staff expenses	3,450	2,633	10,803	7,999

Total non-interest expense	$6,719	$5,410	$20,473	$16,365

Employee compensation and benefits expenses represent 48.65% and 47.23% of total non-interest expense for the three and nine months periods ended September 30, 2000, respectively. Employee compensation and benefits expense for the quarters ended September 30, 2000 and 1999, were $3.3 million and $2.8 million, respectively, reflecting an increase of $492,000 or 17.72%. For the nine months ended September 30, 2000 and 1999, employee compensation and benefits expenses were $9.7 million and $8.4 million, respectively, reflecting an increase of $1.3 million or 15.59%. The increases for the three and nine month periods ended September 30, 2000 resulted primarily from the costs associated with the full effect of the Dulles and Long Point branches, that opened in March and April 1999, and the Boone Road and Garland branches that opened in November 1999. Total full-time equivalent (FTE) employees at September 30, 2000 and 1999 were 326.41 and 294.17, respectively. At September 30, 2000 the FTE figures include 21.0 security guard FTE, and 5.5 part-time/temporary FTE. At December 31, 1999 security guard FTE was 19.0 with no part-time/temporary FTE. Historically, the security guards and part-time/temporary staff members have not been included in the calculations for FTE; although, their compensation and benefits have been included in non-interest expense in the employee compensation and benefits category. Going forward, the Company will include such staff members in the calculations of FTE employees.

For the three months ended September 30, 2000, non-staff expenses increased by $817,000 or 31.03% compared with the same period in 1999. For the nine-month period ended September 30, 2000, non-staff expenses increased by $2.8 million or 35.05% compared with the same period last year. The increased non-staff expense, both for the three and nine months periods in 2000, was due to the following: higher occupancy expense from the full effect of four additional branches opened in 2000, increased accounting and legal expenses associated with bank initiated litigation, the implementation of new analysis and internet banking software, as well as other operating systems improvements.

Financial Condition

Loan Portfolio.   Total loans decreased by $7.2 million or 1.46%, from $495.7 million at December 31, 1999 to $488.4 million at September 30, 2000. The decrease is primarily due to the $13.0 million sale of SBA loans in July 2000, offset by new net loan funding and various principal pay-downs and restructurings. At September 30, 2000 and December 31, 1999, the ratio of total loans to total deposits was 79.76% and 91.04%, respectively. For the same periods, total loans represented 69.42% and 75.03% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of September 30, 2000		As of December 31, 1999
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial and industrial	$298,428	60.40%	$298,150	59.55%
Real estate mortgage
Residential	10,236	2.07	10,934	2.18
Commercial	126,559	25.61	126,363	25.24
Real estate construction
Residential	9,769	1.98	11,348	2.27
Commercial	30,508	6.17	28,661	5.72
Consumer and other	12,013	2.43	11,550	2.31
Factored receivables	6,569	1.34	13,700	2.74

Gross loans	494,082	100.00%	500,706	100.00%

Less: unearned discounts, interest and deferred fees	(5,662)		(5,037)

Total loans	$488,420		$495,669

Nonperforming Assets.   Nonperforming assets at June 30, 2000 and December 31, 1999 were $2.4 million and $5.2 million, respectively. The decrease of $2.8 million, or 54.29%, is due to credit policy changes and continual work by the special assets department and all the loan relationship officers on collection efforts. These figures are net of guarantees from the United States Department of Commerce's Small Business Administration (the “ SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”) an agency sponsored by the government of Taiwan, which were $1.8 million, at both September 30, 2000 and December 31, 1999.

The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of these programs, the Company is required to repurchase any loans which may become nonperforming. As a result of this requirement, the Company's nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company claims on the guarantee.

The following table presents information regarding nonperforming assets at the periods indicated:

	As of September 30, 2000	As of December 31, 1999
	(Dollars in thousands)
Nonaccrual loans	$3,155	$6,552
Accruing loans 90 days or more past due	—	—
Other real estate	882	455
Other real estate and other asset repossessions	191	35

Total nonperforming assets	$4,228	$7,042

Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank, OCCGF	1,842	1,822

Total net nonperforming assets	$2,386	$5,220

Nonperforming assets to total assets	0.60%	1.07%
Nonperforming assets to total loans and other real estate	0.86	1.42
Nonperforming assets to total assets(1)	0.34	0.79
Nonperforming assets to total loans and other real estate(1)	0.49	1.05

(1) Nonperforming assets are net of guarantees from the SBA, Ex-Im Bank and OCCGF.

Allowance for Loan Losses.   For the nine months ended September 30, 2000, net loan charge-offs were $5.3 million or 1.09% of average loans outstanding compared with $4.1 million or 0.90% for the year ended December 31, 1999. Through September 30, 2000, approximately $1.2 million or 26.94% of the 1999 loan chargeoffs have been recovered and the Company continues to seek recovery of chargeoffs through all available channels. The Company continues working to further strengthen its credit administration systems and loan review procedures. At September 30, 2000 and December 31, 1999, the allowance for loan losses aggregated $9.0 million and $7.5 million, or 1.85% and 1.52% of total loans, respectively.

The following table presents an analysis of the allowance for loan losses and other related data:

	As of September 30, 2000	As of December 31, 1999
	(Dollars in thousands)
Average total loans outstanding	$485,973	$456,653

Total gross loans outstanding at end of period	$488,420	$495,669

Allowance for loan losses at beginning of period	$7,537	$6,119
Provision for loan losses	6,778	5,550
Charge-offs:
Commercial and industrial	(1,065)	(3,563)
Real estate — mortgage	(11)	(32)
Real estate — construction	—	—
Consumer and other	(5,397)	(807)

Total charge-offs	(6,473)	(4,402)

Recoveries:
Commercial and industrial	847	94
Real estate — mortgage	8	—
Real estate — construction	—	—
Consumer and other	331	176

Total recoveries	1,186	270

Net loan charge-offs	(5,287)	(4,132)

Allowance for loan losses at end of period	$9,028	$7,537

Ratio of allowance to end of period total loans	1.85%	1.52%
Ratio of net loan charge-offs to average loans	1.09	0.90
Ratio of allowance to end of period nonperforming loans	286.15	115.03

Securities.   At September 30, 2000, the securities portfolio totaled $146.1 million, reflecting an increase of $36.0 million or 32.73% from $110.1 million at December 31, 1999. This growth was due primarily to an increase in fixed rate mortgage-backed securities and asset backed securities which were funded by the growth in deposits.

Deposits.   At September 30, 2000, total deposits were $612.4 million, up $67.9 million or 12.48% from $544.4 million at December 31, 1999. Noninterest-bearing deposits at September 30, 2000 increased by $2.6 million or 2.71% to $98.9 million from $96.3 million at December 31, 1999. Interest-bearing deposits at September 30, 2000 increased by $65.3 million or 14.57% to $513.5 million from $448.2  million at December 31, 1999. The Company's ratios of noninterest-bearing demand deposits to total deposits for September 30, 2000 and December 31, 1999 were 16.14% and 17.68%, respectively.

Other Borrowings.   The Company has two ten-year loans totaling $25.0 million and one six-month short-term loan totaling $20 million from the Federal Home Loan Bank (FHLB) to further leverage its balance sheet and diversify its funding sources. The ten-year loans bear interest at the average rate of 4.99% per annum. Interest rates on the ten-year loans are set until the their fifth year anniversary (September

2003), at which time the loans may be repaid or the interest rate may be renegotiated. The six-month short-term loan was repaid in September 2000; however, the Company has retained the unused $50 million credit line with the FHLB. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $20.0 million at September 30, 2000 and at December 31, 1999.

Capital Resources.   Shareholders' equity increased from $52.6 million at December 31, 1999 to $54.8 million at September 30, 2000, an increase of $2.2 million or 4.17%. The increase was primarily due to a net addition to undivided profits of $2.0 million and a $200,000 improvement in unrealized securities losses.

The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of September 30, 2000 to the minimum and well-capitalized regulatory standards.

	Minimum Required		Well Capitalized	Actual Ratio at Sept. 30, 2000
The Company
Leverage ratio	4.00	%(1)	N/A	8.19%
Tier 1 risk-based capital ratio	4.00		N/A	11.33
Risk-based capital ratio	8.00		N/A	12.59
The Bank
Leverage ratio	4.00	%(2)	5.00%	7.84%
Tier 1 risk-based capital ratio	4.00		8.00	10.85
Risk-based capital ratio	8.00		10.00	12.11

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 1999. See Form 10-K, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity.”

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable

Item 2.   Changes in Securities and Use of Proceeds

Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6A.   Exhibits

Exhibit Number
11	—	Computation of Earnings Per Common Share, included as Note (2) to the Interim Consolidated Financial Statements on Page 6 of this Form 10-Q.
27	—	Financial Data Schedule. The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

Item 6B.   Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date: November 14, 2000	By: /s/ DON J. WANG Don J. Wang Chairman of the Board and Chief Executive Officer

Date: November 14, 2000	/s/ RUTH E. RANSOM Ruth E. Ransom Chief Financial Officer