Form 10-K
period 2000-12-31
METROCORP BANCSHARES INC
filed 2001-03-15
CIK 1068300

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31, 2000

                                      OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                               ----------------

                        Commission file number: 0-25141

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share
                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 9, 2001, the number of outstanding shares of Common Stock was 6,981,484. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date of $10.063 per share, was approximately $70,254,673.

                     Documents Incorporated by Reference:

   Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2000, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Special Cautionary Notice Regarding Forward-Looking Statements

   Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

  . changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

  . changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

  . changes in local economic and business conditions which adversely affect the ability of the Company's customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

  . increased competition for deposits and loans adversely affecting rates and terms;

  .   the Company's ability to identify suitable acquisition candidates;

  . the timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

  . increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

  . the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

  . changes in the availability of funds resulting in increased costs or reduced liquidity;

  . increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

  . the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

  . the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

  . changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

   All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General

   MetroCorp Bancshares, Inc. (the "Company") was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (the "Bank"). The Company's headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876.

   The Company's mission is to enhance shareholder value by maximizing profitability and operating as the premier multi-ethnic bank in each community that it serves. The Company operates in a niche market by providing personalized, culturally sensitive service to the Asian and Hispanic communities in Houston and Dallas. The Company has strategically opened each of its 14 banking offices in an area with a large Asian or Hispanic community and intends to pursue branch opportunities in multi-ethnic markets with significant small and medium-sized business activity.

   Management believes that both the Asian and Hispanic communities present excellent opportunities for future growth. Based on data obtained from the Greater Houston Partnership, the greater Houston metropolitan area is home to an Asian population of approximately 245,900, with people of Vietnamese, Chinese, Korean and Taiwanese ancestry comprising the four largest groups. Houston's Hispanic population is approximately 1,146,300 and represents approximately one-quarter of the city's population. The Asian and Hispanic communities together comprise almost one-third of the total population of Houston. Similarly, based on data obtained from the Dallas Chamber of Commerce, the greater Dallas metropolitan area has a growing Asian community of approximately 131,300 and a Hispanic population of approximately 572,300 which constitute, in the aggregate, approximately one-quarter of the total population of Dallas.

   While the Company believes many of its competitors either fail to recognize the cultural distinctions among various ethnic groups or focus on only one ethnic group, management of the Company is acutely aware of and understands the unique cultural nuances of each community it serves. Multi-ethnic customers require a special level of understanding from their banker, whether it be the specific characteristics of the businesses they operate or the native dialect in which they converse. In order to better serve its customers, the Company recruits bilingual, multilingual and multicultural employees, publishes Company literature in four languages (English, Spanish, Vietnamese, and Chinese) and celebrates cultural holidays such as Chinese New Year and Cinco de Mayo at its branches. In addition, the active involvement of directors and officers in various ethnic civic organizations allows management to better understand and respond to the needs of each community that it serves. Management believes that each ethnic group has its own unique cultural characteristics and tailors its products and services to best serve each group. For example, the Company offers deposit products that appeal to the unique saving philosophies of various ethnic groups. The Company believes that this awareness, personalized service and a broad array of products gives it a distinct competitive advantage in its chosen market areas.

   The Bank was organized in 1987 by Don J. Wang, the Company's current Chairman of the Board, President and Chief Executive Officer, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and the Bank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, the Company expanded its service philosophy to Houston's Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the "FDIC") the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened the Company's market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, the Company has accomplished its growth internally through the establishment of de novo branches in market areas with large Asian and Hispanic communities. Since its formation in 1987, the Company has established 11 branches in the greater Houston metropolitan area. In 1996, the Company expanded into the Dallas market. The success of the Dallas branch, whose deposits increased to $45.9 million from opening to December 31, 2000, prompted the Company to establish a second branch in the greater Dallas metropolitan area in 1998 and a third branch in 1999.

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

     Commercial and Industrial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Its commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2000, the Company's commercial and industrial loan portfolio totaled $298.1 million or 60.9% of the gross loan portfolio. At that date, the Company had a concentration of loans in the hotel and motel industry of $79.0 million. Hotel and motel lending was originally targeted by the Company because of management's particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has broadened its lending strategy in efforts to further diversify its portfolio to other industries such as retail centers, restaurants, self-service gasoline and convenience marts, apartment buildings, and various other small businesses.

     Commercial Mortgage Loans. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 2000, the Company had a commercial mortgage portfolio of $128.2 million.

     Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company's residential construction loans are for single-family dwellings, which are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2000, the Company had a real estate construction portfolio of $39.6 million, of which $7.5 million was residential and $32.1 million was commercial.

     Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization to its existing customers on a select basis, which loans are retained in the Company's portfolio. At December 31, 2000, the residential mortgage portfolio totaled $10.1 million.

     Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the "SBA") federally guaranteed lending program, the Company's pre-approved status allows it to quickly respond to customers' needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2000, the Company had $88.1 million in the retained portion of its SBA loans, approximately $56.3 million of which was guaranteed by the SBA. For each of the last six years, the Company has been the second (1995 to 1999) and third (year 2000) largest SBA loan originator in Houston in terms of dollar volume. Another source of government guaranteed lending provided by the Company is Business and Industrial loans ("B&I Loans") which are secured by the U.S. Department of Agriculture (the "USDA") and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2000, the Company's USDA portfolio totaled $5.3 million. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund ("OCCGF"), which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and who reside "overseas." As of December 31, 2000, the Company's OCCGF portfolio totaled $6.6 million.

     Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the "Ex-Im Bank"), an agency of the U.S. Government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank loan producer in the State of Texas. At December 31, 2000, the Company's aggregate trade finance portfolio commitments totaled approximately $11.3 million.

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

   In 1994, the Bank established an accounts receivable factoring subsidiary, Advantage Finance Corporation ("AFC"), to provide financing to small and medium-sized businesses that have accounts receivables. In late May 2000, the Company discovered AFC had been a victim of a fraudulent scheme by a long-time customer of AFC which required a one-time charge-off of $5.3 million against the Bank's loan loss reserve during the second quarter of 2000. During the second quarter of 2000, the Bank added back to its loan loss reserve an amount equal to the charge-off. In order to concentrate its efforts on core business strategies and products, effective December 20, 2000, the Company sold AFC to a third party. The sale consisted of $3.2 million in AFC's factored receivables, $1.2 million in AFC's relationship loans originated by the Bank, along with associated fixed assets and prepaid expenses, offset by accounts payable and deferred loan fees, for an aggregate cash payment of $4.3 million. All of AFC's employees were offered employment with the purchaser as part of the transaction. In connection with the sale of AFC, the Bank closed its branch located in the Galleria area of Houston. However, the Bank retained the loan and deposit portfolios associated with the Galleria branch, which totaled $18.3 million and $13.5 million, respectively, at December 31, 2000.

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

   Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "--Supervision and Regulation--The Company--Financial Modernization". The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

   As of December 31, 2000, the Company had 319 full-time equivalent employees, 31 of whom were officers of the Bank classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

   Regulatory Restrictions on Dividends: Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

   Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA") by filing a declaration that the bank holding company wishes to become a financial holding company. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better.

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

   The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

   Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

   Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2000, the Company's ratio of Tier 1 capital to total risk-weighted assets was 11.74% and its ratio of total capital to total risk-weighted assets was 13.00%.

   In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2000, the Company's leverage ratio was 8.39%.

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

The Bank

   The Bank is a nationally chartered banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank's primary regulator is the Office of the Comptroller of the Currency (the "OCC"). By virtue of the insurance of its deposits, however, the Bank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority, which directly affects the Bank.

   Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has a CRA rating of satisfactory or better.

   Branching. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

   Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its non-banking subsidiaries.

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

   Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2000, the Bank's capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank's retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

   Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. In addition, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

   Capital Adequacy Requirements. Similar to the Federal Reserve Board's requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

   The OCC's risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2000, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 11.21% and its ratio of total capital to total risk-weighted assets was 12.47%.

   The OCC's leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2000, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.01%.

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

   On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter of 2000, the BIF and SAIF rates were
 .02120% of deposits.

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

  Effect on Economic Environment

   The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate or federal funds rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

   Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

Item 2. Properties

Facilities

   The Company conducts business at 15 locations, 11 of which are leased. Included are 14 full-service banking locations and the Company's corporate offices. The following table sets forth specific information on each such location. The Company's headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company's corporate headquarters will expire in December 2005.

                                                                   Deposits at
                                                            Sq.    December 31,
                  Location                    Owned/Leased  Ft.        2000
                  --------                    ------------ ------ --------------
                                                                  (in thousands)
Houston Area:
Bellaire Boulevard...........................    Leased     7,002    $290,668
9600 Bellaire Boulevard, Suite 100

East.........................................    Owned     16,400      85,288
6730 Capitol at Wayside

Chinatown....................................    Leased     2,500      23,370
1005 Saint Emanuel

Sugar Land...................................    Owned      5,665      37,218
15144 Southwest Freeway

Harwin.......................................    Leased     2,463      26,163
10000 Harwin Drive

Clear Lake...................................    Owned      1,986      30,552
2424 Bay Area Boulevard

Veterans Memorial............................    Owned      5,571      23,369
13480 Veterans Memorial Boulevard

Milam........................................    Leased     2,546      11,220
2808 Milam Street

Corporate Offices............................    Leased    25,127         N/A
9600 Bellaire Boulevard, Suite 252

Boone Road...................................    Leased       905       5,360
11205 Bellaire Boulevard, Suite B-9

Dulles.......................................    Leased       479      12,085
4635 Highway 6

Long Point...................................    Leased     3,000      12,876
1426 Blalock

Dallas Area:
Richardson...................................    Leased     4,948      48,297
275 West Campbell Road

Dallas (Harry Hines).........................    Leased     3,000      13,447
2527 Royal Lane

Garland......................................    Leased     2,400       5,993
3500 West Walnut Street

Item 3. Legal Proceedings

Legal Proceedings

   The Company and the Bank are from time to time parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the Company's or the Bank's business, financial condition, results of operation or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Share Matters

   The Company's Common Stock is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "MCBI." As of March 9, 2001, there were 6,981,484 shares outstanding and 168 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

   The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2000:

   2000                                                            High    Low
   ----                                                           ------- ------
   Fourth quarter................................................ $10.000 $7.875
   Third quarter.................................................   9.750  6.500
   Second quarter................................................   8.125  6.250
   First quarter.................................................   8.313  6.500

   1999
   ----
   Fourth quarter................................................   9.875  7.750
   Third quarter.................................................  10.188  8.375
   Second quarter................................................  10.000  8.375
   First quarter.................................................  11.125  9.688

Dividends

   Holders of Common Stock are entitled to receive dividends when, and if declared by the Company's Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since fourth quarter 1998, there is no assurance that the Company will pay dividends in the future.

   The cash dividends paid per share by quarter for the Company's last two fiscal years were as follows:

                                                                     2000  1999
                                                                     ----- -----
   Fourth quarter................................................... $0.06 $0.06
   Third quarter....................................................  0.06  0.06
   Second quarter...................................................  0.06  0.06
   First quarter....................................................  0.06  0.06

   The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31,

2000, the Bank's capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank's retained net income for the current year and retained net income for the preceding two years. As of December 31, 2000, an aggregate of approximately $17.4 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

Item 6. Selected Consolidated Financial Data

   The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of and for each of the five years in the period ended December 31, 2000 are derived from the Company's Consolidated Financial Statements which have been audited by independent auditors. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

                                        Years Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998    1997(1)   1996(1)
                              --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Income Statement Data:
Interest income.............. $ 63,466  $ 53,668  $ 47,696  $ 41,155  $ 31,523
Interest expense.............   27,276    21,026    20,052    18,138    13,927
                              --------  --------  --------  --------  --------
  Net interest income........   36,190    32,642    27,644    23,017    17,596
Provision for loan losses....    7,508     5,550     3,377     3,350     2,118
                              --------  --------  --------  --------  --------
  Net interest income after
   provision for loan
   losses....................   28,682    27,092    24,267    19,667    15,478
Noninterest income after
 provision for loan losses...    7,032     6,088     5,609     4,391     3,446
Noninterest expense..........   27,230    22,412    20,980    18,096    16,102
                              --------  --------  --------  --------  --------
  Income before provision for
   income taxes..............    8,484    10,768     8,896     5,962     2,822
Provision for income taxes...    3,001     3,638     2,777     1,794       809
                              --------  --------  --------  --------  --------
Net income................... $  5,483  $  7,130  $  6,119  $  4,168  $  2,013
                              ========  ========  ========  ========  ========
Per Share Data:
Net income:
  Basic...................... $   0.79  $   1.00  $   1.08  $   0.75  $   0.38
  Diluted....................     0.79      1.00      1.06      0.74      0.37
Book value...................     8.42      7.38      7.14      5.49      4.73
Tangible book value..........     8.42      7.38      7.14      5.49      4.73
Cash dividends declared......     0.24      0.24      0.06        --        --
Weighted average shares
 outstanding (in thousands):
  Basic......................    6,972     7,114     5,691     5,581     5,364
  Diluted....................    6,973     7,114     5,749     5,616     5,444

Balance Sheet Data at period
 end:
Total assets................. $736,757  $660,589  $587,308  $505,051  $426,987
Securities...................  143,759   110,065   123,190   112,624   103,680
Total loans..................  483,738   495,669   417,686   348,910   280,597
Allowance for loan losses....    9,271     7,537     6,119     3,569     2,141
Total deposits...............  625,906   544,436   479,506   445,859   381,289
Other borrowings.............   25,573    55,636    50,043    21,611    14,566
Total shareholders' equity...   58,701    52,580    50,024    30,506    25,398

Average Balance Sheet Data:
Total assets................. $698,209  $620,646  $532,751  $469,097  $373,697
Securities...................  127,865   119,952   114,248   113,250   115,224
Total loans..................  486,549   456,653   368,394   310,781   223,514
Allowance for loan losses....    8,589     6,720     5,049     2,722     1,869
Deposits.....................  590,217   501,808   477,793   416,895   333,355
Total shareholders' equity...   53,462    53,010    33,992    28,369    24,090

Performance Ratios:
Return on average assets.....     0.79%     1.16%     1.15%     0.89%     0.54%
Return on average equity.....    10.26     13.52     18.00     14.69      8.36
Net interest margin..........     5.57      5.56      5.50      5.22      5.02
Efficiency ratio(2)..........    62.98     57.92     63.48     66.48     76.73

                                            Years Ended December 31,
                                      ----------------------------------------
                                       2000    1999    1998   1997(1)  1996(1)
                                      ------  ------  ------  -------  -------
                                             (Dollars in thousands)
Asset Quality Ratios:
Nonperforming assets to total loans
 and other real estate...............   0.62%   1.42%   1.26%   0.94%    0.82%
Nonperforming assets to total
 assets..............................   0.40    1.07    0.90    0.65     0.54
Net loan charge-offs to average
 loans...............................   1.19    0.90    0.22    0.62     0.71
Allowance for loan losses to total
 loans...............................   1.92    1.52    1.46    1.02     0.76
Allowance for loan losses to
 nonperforming loans(3).............. 416.67  115.03  132.44  134.02   135.42

Capital Ratios(4):
Leverage ratio(5)....................   8.39%   8.48%   8.83%   5.92%    6.04%
Average shareholders' equity to
 average total assets................   7.66    8.54    6.38    6.05     6.45
Tier-1 risk-based capital ratio--
 period end..........................  11.74   10.76   11.73    8.45     8.69
Total risk-based capital ratio--
 period end..........................  13.00   12.01   12.98    9.46     9.44

--------
(1) Financial data prior to December 31, 1998 has been adjusted to reflect the four-for-one exchange for the Bank stock.
(2) Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding net securities gains and losses.
(3) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(4) Capital ratios prior to 1998 are those of MetroBank, N.A.
(5) The leverage ratio is calculated by dividing Tier 1 capital at December 31 by full year average assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

             For the Years Ended December 31, 2000, 1999 and 1998

Overview

   From December 31, 1998 to December 31, 2000, the Company experienced consistent growth as assets increased from $587.3 million at December 31, 1998 to $736.8 million at December 31, 2000, an increase of $149.4 million or 25.4%. The increase was primarily due to the expansion of the branch network and an increase in deposits that funded loan and investment growth. The Company opened six branches during this period. Loans and investment securities accounted for the majority of the Company's asset growth, increasing from $417.7 million and $123.2 million to $483.7 million and $143.8 million over the three-year period ending December 31, 2000, respectively. Supporting this growth was an increase in deposits, which rose from $479.5 million to $625.9 million, representing a 30.5% increase during the period. Including the net proceeds from the initial public offering of Common Stock in December 1998, shareholders' equity increased to $58.7 million at December 31, 2000, an increase of $8.7 million or 17.3% compared with $50.0 million at December 31, 1998.

   Net income available to shareholders was $5.5 million, $7.1 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, and diluted net income per common share was $0.79, $1.00 and $1.06 for these same periods. The Company posted returns on average assets of 0.79%, 1.16% and 1.15% and returns on average equity of 10.26%, 13.52% and 18.00% for the years ended December 31, 2000, 1999 and 1998, respectively. The decreases in return on average assets and return on average equity were primarily due to net charge-offs of $5.8 million in 2000 and $4.1 million in 1999.

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

   2000 versus 1999. Net interest income totaled $36.2 million in 2000 compared with $32.6 million in 1999, an increase of $3.6 million or 11.0%. The increase resulted primarily from a $9.8 million or 18.3% increase in interest income on loans and investments largely due to four prime rate increases, totaling 125 basis points, commencing in the fourth quarter of 1999 and continuing into the second quarter of 2000. Interest expense increased by $6.3 million or 29.7% due to an increase in interest-bearing deposits coupled with increases in the rates paid for those deposits. The increase in the loan and investment portfolios, together with higher yields in these portfolios, was offset by increased interest-bearing deposits earning higher rates, resulting in slightly improved net interest margins of 5.57% in 2000 and 5.56% in 1999. The net interest spread narrowed four basis points to 4.62% for 2000 from 4.66% in 1999.

   Interest income increased to $63.5 million in 2000 from $53.7 million in 1999. The increase was driven by growth in the average loan portfolio of $30.0 million or 6.5% and growth in the average investment portfolio of $32.9 million or 25.3%. Interest income was also affected by an increase in the yield on average earning assets (both loans and investments) to 9.77% in 2000 from 9.15% in 1999 as a result of the four prime rate increases. During 2000, the increase in the investment portfolio was a result of liquidity created by deposit growth.

   Interest expense increased by $6.3 million to $27.3 million at December 31, 2000 compared with $21.0 million at December 31, 1999. The increase was primarily due to growth in average interest-bearing deposits of $77.4 million coupled with an increase of 66 basis points in rates paid on interest-bearing liabilities from 4.49% at December 31, 1999 to 5.15% at December 31, 2000.

   1999 versus 1998. Net interest income totaled $32.6 million in 1999 compared with $27.6 million in 1998, an increase of $5.0 million or 18.1%. The increase resulted primarily from a $5.9 million or 12.5% increase in interest income on loans primarily due to a $41.8 million or 16.0% increase in commercial and industrial loans. Interest expense increased by $1.0 million or 4.9% due to an increase in the level of other borrowings, which consisted primarily of $35.0 million from the Federal Home Loan Bank ("FHLB"). The increase in the loan portfolio, together with higher yields in this portfolio, resulted in an improved net interest margin of 5.56% from 5.50% for 1999 and 1998, respectively. The decrease in the securities portfolio from $123.2 million at December 31, 1998 to $110.1 million at December 31, 1999 was due to portfolio repositioning as interest rates moved upward. This repositioning necessitated sales of lower yielding holdings during the latter part of 1999. The net interest spread increased four basis points to 4.66% for 1999 from 4.62% in 1998.

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

   Interest expense increased by $1.0 million to $21.0 million at December 31, 1999 compared with $20.0 million at December 31, 1998. The increase was primarily due to growth in average FHLB borrowings and other borrowings of $43.9 million during 1999. The Company viewed these funds as stable and a less costly source of funding than time deposits. This decision lowered the Company's cost of funds from 4.87% in 1998 to 4.49% in 1999.

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

                                                         Years Ended December 31,
                          --------------------------------------------------------------------------------------
                                      2000                         1999                         1998
                          ---------------------------- ---------------------------- ----------------------------
                            Average   Interest Average   Average   Interest Average   Average   Interest Average
                          Outstanding Earned/  Yield/  Outstanding Earned/  Yield/  Outstanding Earned/  Yield/
                            Balance     Paid    Rate     Balance     Paid    Rate     Balance     Paid    Rate
                          ----------- -------- ------- ----------- -------- ------- ----------- -------- -------
                                                          (Dollars in thousands)
Assets
Interest-earning assets:
 Total loans............   $486,549   $52,280   10.75%  $456,653   $45,322   9.92%   $368,394   $39,219   10.65%
 Taxable securities.....    106,902     7,668    7.17%    98,838     6,624   6.70%     96,518     6,312    6.54%
 Tax-exempt securities..     20,963     1,046    4.99%    21,114     1,091   5.17%     17,730       964    5.44%
 Federal funds sold and
  other temporary
  investments...........     34,948     2,472    7.07%     9,959       631   6.34%     19,565     1,201    6.14%
                           --------   -------           --------   -------           --------   -------
 Total interest-earning
  assets................    649,362    63,466    9.77%   586,564    53,668   9.15%    502,207    47,696    9.50%
Less allowance for loan
 losses.................     (8,589)                      (6,720)                      (5,049)
Total interest-earning
 assets, net of
 allowance for loan
 losses.................    640,773                      579,844                      497,158
Noninterest-earning
 assets.................     57,436                       40,802                       35,593
                           --------                     --------                     --------
 Total assets...........   $698,209                     $620,646                     $532,751
                           ========                     ========                     ========

Liabilities and
 shareholders' equity
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............   $ 42,888   $ 1,283    2.99%  $ 37,011   $ 1,039   2.81%   $ 30,109   $   783    2.60%
 Saving and money market
  accounts..............     96,520     3,231    3.35%    97,629     3,020   3.09%     90,328     3,258    3.61%
 Time deposits..........    348,265    20,444    5.87%   275,663    14,032   5.09%    276,904    15,267    5.51%
 Federal funds purchased
  and securities sold
  under repurchase
  agreements............     14,957       941    6.29%    24,774     1,301   5.25%        926        54    5.83%
 Other borrowings.......     27,268     1,377    5.05%    33,264     1,634   4.91%     13,160       690    5.24%
 Total interest-bearing
  liabilities...........    529,898    27,276    5.15%   468,341    21,026   4.49%    411,427    20,052    4.87%
Noninterest-bearing
 liabilities:
 Non-interest bearing
  demand deposits.......    102,544                       91,505                       80,452
 Other liabilities......     12,305                        7,790                        6,880
                           --------                     --------                     --------
 Total liabilities......    644,747                      567,636                      498,759
Shareholders' equity....     53,462                       53,010                       33,992
                           --------                     --------                     --------
 Total liabilities and
  shareholders' equity..   $698,209                     $620,646                     $532,751
                           ========                     ========                     ========
Net interest income.....              $36,190                      $32,642                      $27,644
                                      =======                      =======                      =======
Net interest spread.....                         4.62%                       4.66%                         4.62%

Net interest margin.....                         5.57%                       5.56%                         5.50%

   The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                       Years Ended December 31,
                              ----------------------------------------------
                                  2000 vs 1999           1999 vs 1998
                              ---------------------  -----------------------
                                Increase                Increase
                               (Decrease)              (Decrease)
                                 Due to                  Due to
                              --------------         ---------------
                              Volume   Rate  Total   Volume   Rate    Total
                              ------  ------ ------  ------  -------  ------
                                        (Dollars in thousands)
Interest-earning assets:
  Loans.....................  $2,967  $3,991 $6,958  $9,396  $(3,293) $6,103
  Securities................     625     374    999     567     (128)    439
  Federal funds sold and
   other temporary
   investments..............   1,583     258  1,841    (590)      20    (570)
                              ------  ------ ------  ------  -------  ------
   Total increase (decrease)
    in interest income......   5,175   4,623  9,798   9,374   (3,402)  5,972

Interest-bearing
 liabilities:
  Interest-bearing demand
   deposits.................     165      79    244     179       77     256
  Saving and money market
   accounts.................     (34)    245    211     263     (501)   (238)
  Time deposits.............   3,696   2,716  6,412     (68)  (1,166) (1,235)
  Fed funds purchased.......    (515)    156   (360)  1,391     (144)  1,247
  Other borrowings..........    (295)     37   (257)  1,054     (110)    944
                              ------  ------ ------  ------  -------  ------
   Total increase (decrease)
    in interest expense.....   3,017   3,233  6,250   2,818   (1,843)    974
                              ------  ------ ------  ------  -------  ------
Increase (decrease) in net
 interest income............  $2,158  $1,390 $3,548  $6,556  $(1,558) $4,998
                              ======  ====== ======  ======  =======  ======

  Provision for Loan Losses

   Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "--Financial Condition--Allowance for Loan Losses."

   The 2000 provision for loan losses increased by $2.0 million or 35.28% to $7.5 million. The increase in 2000 was primarily due to the replenishment of the allowance for loan losses based on the loss in factoring receivables, net charge-offs and an additional provision to bring the allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The ratio of the allowance for loan losses to total loans in 2000 was 1.92% compared with 1.52% and 1.46% in 1999 and 1998, respectively. The 1999 provision for loan losses increased by $2.1 million or 61.7% to $5.6 million from $3.4 million in 1998 due to an additional provision made in the fourth quarter of 1999 based on loan losses which had occurred.

  Noninterest Income

   Noninterest income for the years ended December 31, 2000, 1999 and 1998 was $7.0 million, $6.1 million and $5.6 million, respectively. The majority of the growth in noninterest income occurred in the other loan related fees and other noninterest income categories due to increases in SBA servicing and packaging fees. The growth in service charges on deposit accounts is attributable to the growth experienced in the deposit portfolios. The following table presents the major categories of noninterest income:

                                                          Years Ended December
                                                                  31,
                                                          ---------------------
                                                           2000   1999    1998
                                                          ------ ------  ------
                                                              (Dollars in
                                                               thousands)
   Service charges on deposit accounts................... $3,883 $3,313  $3,364
   Other loan-related fees...............................  1,697  1,658   1,371
   Letters of credit commissions and fees................    583    471     392
   Gain (loss) on sale of investment securities, net.....      2    (14)    202
   Other noninterest income..............................    867    660     280
                                                          ------ ------  ------
     Total noninterest income............................ $7,032 $6,088  $5,609
                                                          ====== ======  ======

  Noninterest Expense

   For the years ended December 31, 2000, 1999 and 1998, noninterest expense totaled $27.2 million, $22.4 million and $21.0 million, respectively. The $4.8 million or 21.5% increase from 1999 to 2000 was primarily due to one-time expenses, including expenses related to legal, forensic and special accounting projects, the implementation of new software for analysis and online/internet banking and operation systems improvements. The $1.4 million or 6.8% increase from 1998 to 1999 was primarily due to increases in employee compensation and benefits, occupancy expenses and outside legal and professional services. The Company's efficiency ratios were 62.98%, 57.92% and 63.48% in 2000, 1999 and 1998, respectively. The softening of the efficiency ratio in 2000 was primarily due to the one-time expenses mentioned above. The Company's efficiency ratio in 2000, while softer than in 1999, and improved from 1998 and reflects the Company's continued efforts to control operating expenses and gain other efficiencies through such means as upgraded centralized computer and financial reporting systems. The following table presents the major categories of noninterest expense:

                                                        Years Ended December
                                                                 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
                                                       (Dollars in thousands)
   Employee compensation and benefits................. $12,381  $11,140 $ 9,898
   Non-staff expenses:
     Occupancy........................................   5,790    5,117   4,907
     Other real estate, net...........................     (50)      83     374
     Data processing..................................     154      327     584
     Advertising......................................     436      459     392
     Legal and professional fees......................   3,197    1,656   1,021
     Director compensation............................     137      355     157
     Printing and supplies............................     410      502     432
     Telecommunications...............................     580      504     414
     Other noninterest expense........................   4,195    2,269   2,801
                                                       -------  ------- -------
       Total non-staff expenses.......................  14,849   11,272  11,082
                                                       -------  ------- -------
       Total noninterest expense...................... $27,230  $22,412 $20,980
                                                       =======  ======= =======

   Employee compensation and benefits expense for the years ended December 31, 2000, 1999 and 1998 was $12.4 million, $11.1 million and $9.9 million, respectively, reflecting increases of $1.2 million during each period. The increases in 2000 and 1999 resulted primarily from the full-year cost of the four new branches opened in 1999: the three Houston area branches, Dulles, Long Point and Boone Road, opened in March, April and November 1999, respectively, and the Garland (Dallas) branch opened in November 1999. The increase in 1998 resulted primarily from expenses related to the opening of two new branches: the Milam branch (Houston) that opened in January 1998 and the Harry Hines branch (Dallas) that opened in June 1998. Total full-time equivalent employees ("FTE") at December 31, 2000, 1999 and 1998 were 319, 283, and 280, respectively. Historically, part-time and temporary staff members have not been included in the calculations for FTE; although, their compensation and benefits have been included in noninterest expense in the employee compensation and benefits category. For the year ended December 31, 2000, the part-time and temporary FTE are included in the calculation for FTE. The adjusted number of FTE for 1999 and 1998, calculated to include the part-time and temporary FTE was 300 and 292, respectively.

   Non-staff expenses for 2000, 1999 and 1998 were $14.8 million, $11.3 million and $11.1 million, respectively, reflecting an increase of $3.6 million or 31.7% in 2000 compared with 1999 and an increase of $190,000 or 1.7%, in 1999 compared with 1998, respectively. The increase in 2000 was primarily due to one-time expenses as previously mentioned. The operations and system improvements include the implementation of a risk management system, pricing and new product committees, and a formal strategic planning and budgeting process. Additionally, during 2000, director compensation decreased by $218,000 as there were no director stock bonus payments issued, and data processing expense declined by $173,000 due to the full effect of moving the Company's processing systems in-house from a third party provider. The increase in 1999 was primarily due to legal and professional fees related to problem loans.

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

   Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. In 2000, income tax expense was $3.0 million, a $637,000 or 17.5% decrease from income tax expense of $3.6 million in 1999. Income tax expense for 1999 was up 31.0% over the 1998 income tax expense of $2.8 million. The Texas franchise tax was $298,600, $209,900, and $193,000 in 2000, 1999, and 1998,
respectively. The effective tax rates in 2000, 1999 and 1998, respectively, were 35.4%, 33.8%, and 31.2%.

  Impact of Inflation

   The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "--Financial Condition--Interest Rate Sensitivity and Liquidity."

Financial Condition

  Loan Portfolio

   At December 31, 2000, total loans decreased by $11.9 million or 2.4% to $483.7 million from $495.7 million at December 31, 1999. The decrease was due to the $5.3 million factoring receivables charge-off in May 2000, a $13.0 million sale of SBA loans in July 2000 and was offset by net loan fundings of approximately $6.4 million. At December 31, 1999, total loans were $495.7 million, an increase of $78.0 million or 18.7% compared to total loans at December 31, 1998. Total loans at December 31, 1998 were $417.7 million. The growth in loans over the past five years reflected the healthy local economy, the opening of new branches and the Company's investment in loan production capacity.

   For the years ended December 31, 2000, 1999 and 1998, the ratios of total loans to total deposits were 77.3%, 91.0% and 87.1%, respectively. For the same periods, total loans represented 65.7%, 75.0% and 71.1% of total assets, respectively.

   The following table summarizes the loan portfolio of the Company by type of loan:

                                                           As of December 31,
                          ---------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                          -----------------  -----------------  -----------------  -----------------  -----------------
                           Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                          --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                         (Dollars in thousands)
Commercial and
 industrial.............  $298,134   60.92%  $298,150   59.55%  $256,311   60.73%  $193,355   54.77%  $133,564   47.05%
Real estate mortgage:
 Residential............    10,141    2.07     10,934    2.18     11,795    2.79     11,797    3.34      8,703    3.07
 Commercial.............   128,242   26.20    126,363   25.24    103,677   24.57    110,860   31.40    104,425   36.78
                          --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                           138,383   28.27    137,297   27.42    115,472   27.36    122,657   34.75    113,128   39.85
                          --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Real estate
 construction:
 Residential............     7,542    1.54     11,348    2.27     10,842    2.57      9,859    2.79      1,543    0.54
 Commercial.............    32,059    6.55     28,661    5.72     17,769    4.21     11,750    3.33     16,096    5.67
                          --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                            39,601    8.09     40,009    7.99     28,611    6.78     21,609    6.12     17,639    6.21
                          --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Consumer and other......    11,986    2.45     11,550    2.31     12,117    2.87     10,147    2.87     13,343    4.70
Factored receivables....     1,297    0.26     13,700    2.74      9,506    2.25      5,249    1.49      6,217    2.19
                          --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Gross loans.............   489,401  100.00%   500,706  100.00%   422,017  100.00%   353,017  100.00%   283,891  100.00%
                                    ======             ======             ======             ======             ======
Less: unearned
 discounts, interest and
 deferred fees..........    (5,663)            (5,037)            (4,331)            (4,107)            (3,294)
                          --------           --------           --------           --------           --------
Total loans.............  $483,738           $495,669           $417,686           $348,910           $280,597
                          ========           ========           ========           ========           ========

   Each of the following principal product lines is an outgrowth of the Company's expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the Asian and Hispanic communities:

   Commercial and Industrial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a wide variety of industries. The Company's commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company's commercial loans are underwritten on the basis of the borrower's ability to service such debt as reflected by cash flow projections. Commercial loans are generally secured by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2000, approximately $186.2 million or 62.4% of the commercial and industrial loan portfolio was secured by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. Commercial loans are generally for amounts between $10,000 and $250,000, and as of December 31, 2000, the average commercial loan amount was $166,000. As of December 31, 2000, the Company's commercial and industrial loan portfolio totaled $298.1 million or 60.9% of the gross loan portfolio.

   Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans secured by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property's historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2000, the Company had a commercial mortgage portfolio of $128.2 million.

   Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company's residential construction loans are for single-family dwellings which are pre-sold or are under earnest money contracts.

   The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2000, the Company had a real estate construction portfolio of $39.6 million, of which $7.5 million was residential and $32.1 million was commercial.

   Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by the Federal National Mortgage Association ("FNMA"). The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2000 was $10.8 million. Since the Company does not fund these loans, there is no risk of nonpayment to the Company. The Company also makes five to seven year balloon residential mortgage loans primarily secured by non-owner occupied residential properties, which are retained in the Company's residential mortgage portfolio. At December 31, 2000, the Company's residential mortgage portfolio totaled $10.1 million. In 2000, the Bank originated thirteen FNMA loans and two portfolio loans totaling $1.2 million.

   Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolio. As a Preferred Lender under the federally guaranteed SBA lending program, the Company's pre-approved status allows it to quickly respond to customers' needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. Over the last eight years, the Company has originated over $154.1 million in SBA guaranteed loans. As of December 31, 2000, the Company had $88.1 million in the retained portion of SBA loans, approximately $56.3 million of which was guaranteed by the SBA. For each of the last six years, the Company has been the second largest SBA loan originator in Houston in terms of dollar volume and in 2000 was the third largest SBA originator. SBA loan originations were $24.1 million and $27.9 million for the years ended December 31, 2000 and 1999, respectively. Another source of government guaranteed lending is B&I Loans which are secured by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and reside "overseas." As of December 31, 2000, the Company's OCCGF portfolio totaled $6.6 million.

   Trade Finance. Since 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank producer in the State of Texas. Trade finance credit facilities rely heavily on the quality of the business customer's accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. At December 31, 2000, the Company's aggregate trade finance portfolio commitments totaled approximately $11.3 million.

   The Company offers a wide variety of loan products to retail customers through its branch network in Houston and Dallas. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan.

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

   Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company's legal loan limit is $9.8 million, the Company generally does not make loans larger than $4.0 million. Loans are approved by lending officers and the Directors Credit Committee pursuant to a lending authorization schedule delegated by the Directors Credit Committee which is based on each loan officer's credit experience and portfolio. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company's policies and procedures designed to minimize the risk of nonpayment with respect to outstanding loans are discussed under "--Nonperforming Assets."

   At December 31, 2000, 1999 and 1998, (except for the 1998 concentrations in the convenience/gasoline stations and grocery store industries and the 2000 concentration in the apartment building industry) the Company had gross loan concentrations (greater than 25% of capital) in the following industries:

                                                          As of December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands)
   Hotels/motels....................................... $79,007 $74,070 $57,885
   Retail centers......................................  85,177  61,087  50,274
   Restaurants.........................................  24,967  25,805  17,474
   Apartment buildings.................................   8,391  14,526  15,994
   Convenience/gasoline stations.......................  19,585  20,746  11,364
   Grocery stores......................................      --      --   2,066

   The contractual maturity ranges of the commercial and industrial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2000 are summarized in the following table:

                                                 As of December 31, 2000
                                            ----------------------------------
                                                     After
                                                      One
                                              One   Through   After
                                            Year or   Five     Five
                                             Less    Years    Years    Total
                                            ------- -------- -------- --------
                                                  (Dollars in thousands)
   Commercial and industrial............... $75,298 $140,641 $ 82,195 $298,134
   Real estate mortgage:
     Residential...........................     352   19,946   11,761   32,059
     Commercial............................   7,033      509       --    7,542
   Real estate construction:
     Residential...........................   9,814  100,048   18,380  128,242
     Commercial............................   1,907    3,751    4,483   10,141
                                            ------- -------- -------- --------
     Total................................. $94,404 $264,895 $116,819 $476,118
                                            ======= ======== ======== ========
   Loans with a predetermined interest
    rate................................... $19,794 $ 77,553 $ 27,196 $124,543
   Loans with a floating interest rate.....  74,610  187,342   89,623  351,575
                                            ------- -------- -------- --------
     Total................................. $94,404 $264,895 $116,819 $476,118
                                            ======= ======== ======== ========

   Effective January 1, 1995, the Company adopted SFAS 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS 114 did not have a material adverse affect on the Company's financial statements.

  Nonperforming Assets

   The Company believes that it has procedures in place to maintain a high quality loan portfolio. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review by an independent internal loan review department, quarterly review by an independent outside loan review company, approval from the Directors Credit Committee for large credit relationships and loan documentation procedures. The loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

   The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of management, full payment of loan principal or interest is in doubt. All loans past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. Otherwise, interest is recognized on a cash basis. In addition to nonaccrual loans, the Company evaluates on an ongoing basis additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.

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

   2000 versus 1999. Nonperforming assets at December 31, 2000 and 1999 were $3.0 million and $7.0 million, respectively. The decrease was primarily due to improvements in asset quality. Included in the nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $1.0 million and $1.8 million for December 31, 2000 and 1999, respectively. Nonperforming assets for the year ended December 31, 2000 decreased by $4.0 million or 57.0% due to efforts to improve asset quality. Nonperforming assets, net of their guaranteed portions, were $1.9 million and $5.2 million at December 31, 2000 and 1999, respectively. The ratios for net nonperforming assets to total loans and other real estate were 0.40% and 1.05%, for December 31, 2000 and 1999, respectively. The ratios for net nonperforming assets to total assets were 0.26% and 0.79%, for the same periods, respectively.

   1999 versus 1998. Nonperforming assets at December 31, 1999 and 1998 were $7.0 million and $5.3 million, respectively. Included in the nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $1.8 million for 1999. Nonperforming assets for the year ended December 31, 1999 increased by $1.7 million or 33.0%. The increase was due to the addition of eight loans to nonaccrual status because they were either 90 days or more past due.

   The following table presents information regarding nonperforming assets at the periods indicated:

                                                As of December 31,
                                        --------------------------------------
                                         2000    1999    1998    1997    1996
                                        ------  ------  ------  ------  ------
                                              (Dollars in thousands)
   Nonaccrual loans...................  $2,225  $6,552  $3,329  $2,663  $3,329
   Accruing loans 90 days or more past
    due...............................      --      --   1,291      --   1,291
   Other real estate and other assets
    repossessed.......................     757     490     654     606     654
                                        ------  ------  ------  ------  ------
     Total nonperforming assets.......  $2,982  $7,042  $5,274  $3,269  $5,274
                                        ======  ======  ======  ======  ======
   Nonperforming assets to total loans
    and other real estate.............    0.62%   1.42%   1.26%   0.94%   0.82%
   Nonperforming assets to total
    assets............................    0.40%   1.07%   0.90%   0.65%   0.54%

  Allowance for Loan Losses

   The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses inherent in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the independent third party loan review function. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

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

   In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses.

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

   Beginning in December 1996, in accordance with the American Institute of Certified Public Accountants' ("AICPA") Audit and Accounting Guide for Banks and Savings Institutions, the Company allocates the allowance for loan losses according to management's assessments of risk inherent in the portfolio.

   For the years ended December 31, 2000, 1999 and 1998, net loan charge-offs were $5.8 million, $4.1 million and $0.8 million, respectively. Of the $5.8 million in net charge-offs in 2000, $5.3 million was the result of potential losses due to a fraudulent scheme by a customer of AFC. The ratios of net loan charge-offs to average total loans outstanding for the same periods were 1.19%, 0.90% and 0.22%, respectively.

   During 2000, the provision for loan losses increased by $2.0 million to $7.5 million as the Company made additional provisions to bring the allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio.

In addition, as part of the sale of AFC, the Bank retained approximately $216,000 of allowance for loan losses formerly allocated to AFC which resulted in an increased allowance spread over fewer loans. During 1999, the provision for loan losses increased by $2.2 million to $5.6 million as the Company made a $2.1 million provision during the fourth quarter as a result of loan losses which occurred during the year. The provision for loan losses for the year ended December 31, 1998 was $3.6 million. At December 31, 2000, 1999 and 1998, the allowance for loan losses aggregated $9.3 million, $7.5 million and $6.1 million, respectively or 1.92%, 1.52% and 1.46% of total loans, respectively.

   The following table presents an analysis of the allowance for loan losses and other related data:

                                      As of December 31,
                         ----------------------------------------------------------
                           2000           1999           1998      1997      1996
                         --------       --------       --------  --------  --------
                                    (Dollars in thousands)
Average total loans
 outstanding............ $486,549       $456,653       $368,394  $310,781  $223,514
                         ========       ========       ========  ========  ========
Total loans outstanding
 at end of period....... $483,738       $495,669       $417,686  $348,910  $280,597
                         ========       ========       ========  ========  ========
Allowance for loan
 losses at beginning of
 period................. $  7,537       $  6,119       $  3,569  $  2,141  $  1,612
Provision for loan
 losses.................    7,508          5,550          3,377     3,350     2,118
Charge-offs:
  Commercial and
   industrial...........   (1,479)        (3,563)          (237)     (827)   (1,236)
  Real estate--
   mortgage.............      (23)           (32)          (114)     (584)       --
  Real estate--
   construction.........       --             --             --        --        --
  Consumer and other....   (5,524)          (807)          (619)     (812)     (570)
                         --------       --------       --------  --------  --------
    Total charge-offs...   (7,026)(/1/)   (4,402)(/2/)     (970)   (2,223)   (1,806)
                         --------       --------       --------  --------  --------
Recoveries:
  Commercial and
   industrial...........      901             94             77        79       146
  Real estate--
   mortgage.............        8             --             17       156        --
  Real estate--
   construction.........       --             --             16        --        --
  Consumer and other....      343            176             33        66        71
                         --------       --------       --------  --------  --------
    Total recoveries....    1,252            270            143       301       217
                         --------       --------       --------  --------  --------
Net loan charge-offs....   (5,774)        (4,132)          (827)   (1,922)   (1,589)
                         --------       --------       --------  --------  --------
Allowance for loan
 losses at end of
 period................. $  9,271       $  7,537       $  6,119  $  3,569  $  2,141
                         ========       ========       ========  ========  ========
Ratio of allowance to
 end of period total
 loans..................     1.92%          1.52%          1.46%     1.02%     0.76%
Ratio of net loan
 charge-offs to average
 total loans............     1.19%          0.90%          0.22%     0.62%     0.71%
Ratio of allowance to
 end of period non-
 performing loans.......   416.67%        115.03%        132.44%   134.02%   135.42%

--------
(1) For the year ended December 31, 2000, the Company charged off $7.0 million in loans or 1.19% of average total loans outstanding and recoveries were $1.3 million. Of the loans charged off, $5.3 million or 1.09% of average total loans outstanding consisted of a factoring receivables charge-off of which the Bank had been a victim of a fraudulent scheme by a long-time customer of AFC.
(2) For the year ended December 31, 1999, the Company charged off $4.4 million in loans or 0.90% of average total loans outstanding and recoveries were $270,000. Of the loans charged off, $1.1 million or 0.22% of average total loans outstanding consisted of loans in the Company's stated areas of concentration while $2.8 million or 0.55% of average total loans outstanding consisted of loans to entities in the oil related services, technology services, communication services and consumer lending industries.

   The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

                                                             As of December 31,
                          -----------------------------------------------------------------------------------------
                                2000              1999              1998              1997              1996
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                 Percent of        Percent of        Percent of        Percent of        Percent of
                                  Loans to          Loans to          Loans to          Loans to          Loans to
                                   Gross             Gross             Gross             Gross             Gross
                          Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                          ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ----------
                                                           (Dollars in thousands)
Balance of allowance for
 loan losses applicable
 to:
 Commercial and
  industrial............  $4,814    60.92%  $3,783    59.55%  $3,249    60.73%  $1,414    54.77%  $1,099    47.05%
 Real estate--mortgage..     758    28.27%     823    27.42%     725    27.37%     883    34.75%     620    39.85%
 Real estate--
  construction..........     230     8.09%     204     7.99%     139     6.78%     111     6.12%      88     6.21%
 Consumer and other.....     444     2.45%     357     2.31%     415     2.87%     358     2.87%     248     4.70%
 Factored receivables...      20     0.26%     243     2.74%     266     2.25%     341     1.49%      62     2.19%
 Unallocated............   3,005       --    2,127       --    1,325       --      462       --       24       --
                          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Total allowance for loan
 losses.................  $9,271   100.00%  $7,537   100.00%  $6,119   100.00%  $3,569   100.00%  $2,141   100.00%
                          ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

  Securities

   The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 2000, the fair value of securities net of FHLB and Federal Reserve Bank stock totaled $139.0 million, an increase of $34.1 million or 32.5%. At December 31, 1999, the fair value of securities net of FHLB and Federal Reserve Bank stock totaled $104.9 million, a decrease of $15.3 million or 12.7% from $120.2 million in 1998. The increase in 2000 was primarily due to increased deposit growth. The decline in 1999 was primarily due to a year-end repositioning of securities to higher yielding issues, while growth in 1998 was due primarily to an increase in fixed rate mortgage-backed securities which were funded by $25.0 million in borrowings from the FHLB.

   The Company follows SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. The Company does not have a trading account. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders' equity until realized. On January 1, 2001, the Company reclassified its held-to-maturity investment securities to the available-for-sale category as allowed under SFAS 133. The adoption of SFAS 133 allowed this one-time reclassification of securities between held-to-maturity or available-for-sale.

   The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                  As of December 31, 2000                  As of December 31, 1999
                          ---------------------------------------- ---------------------------------------
                                      Gross      Gross                         Gross      Gross
                          Amortized Unrealized Unrealized   Fair   Amortized Unrealized Unrealized  Fair
                            Cost       Gain       Loss     Value     Cost       Gain       Loss     Value
                          --------- ---------- ---------- -------- --------- ---------- ---------- -------
                                                       (Dollars in thousands)
U.S. Treasury securities
 and obligations of U.S.
 government agencies....  $ 25,810     $ --      $(142)   $ 25,668  $20,990     $--      $(1,924)  $19,066
Obligations of state and
 political
 subdivisions...........     9,560       24         --       9,584   11,206      --         (653)   10,553
Mortgage-backed
 securities and
 collateralized mortgage
 obligations............    68,511      247         --      68,758   39,274      --       (2,003)   37,271
Other debt securities...     3,010       72         --       3,082    3,767      --         (141)    3,626
FHLB/Federal Reserve
 Bank stock.............     4,924       --         --       4,924    4,443      --           --     4,443
                          --------     ----      -----    --------  -------     ---      -------   -------
 Total securities.......  $111,815     $343      $(142)   $112,016  $79,680     $--      $(4,721)  $74,959
                          ========     ====      =====    ========  =======     ===      =======   =======

   The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                  As of December 31, 2000                 As of December 31, 1999
                          --------------------------------------- ---------------------------------------
                                      Gross      Gross                        Gross      Gross
                          Amortized Unrealized Unrealized  Fair   Amortized Unrealized Unrealized  Fair
                            Cost       Gain       Loss     Value    Cost       Gain       Loss     Value
                          --------- ---------- ---------- ------- --------- ---------- ---------- -------
                                                      (Dollars in thousands)
U.S. Treasury securities
 and obligations of U.S.
 government agencies....   $ 4,969     $ --      $ (12)   $ 4,957  $ 4,965     $--       $(202)   $ 4,763
Obligations of state and
 political
 subdivisions...........    10,447       --        (37)    10,410   10,445      --        (449)     9,997
Mortgage-backed
 securities and
 collateralized mortgage
 obligations............    13,797      234         --     14,031   16,951      --         (26)    16,924
Other debt securities...     2,530       --        (67)     2,463    2,745      --         (44)     2,701
                           -------     ----      -----    -------  -------     ---       -----    -------
 Total securities.......   $31,743     $234      $(116)   $31,861  $35,106     $--       $(721)   $34,385
                           =======     ====      =====    =======  =======     ===       =====    =======

   The following table summarizes the contractual maturity of investment securities at amortized cost (including federal funds sold and other temporary investments) and their weighted average yields. No tax-equivalent adjustments were made.

                                                 As of December 31, 2000
                          -------------------------------------------------------------------------
                                         After One     After Five
                                          Year But      Years But
                           Within One   Within Five    Within Ten      After Ten
                              Year         Years          Years          Years           Total
                          ------------  ------------  -------------  --------------  --------------
                          Amount Yield  Amount Yield  Amount  Yield   Amount  Yield   Amount  Yield
                          ------ -----  ------ -----  ------- -----  -------- -----  -------- -----
                                                 (Dollars in thousands)
U.S. Treasury securities
 and obligations of U.S.
 government agencies....  $2,005 6.62%  $4,961 7.17%  $10,867 6.55%  $ 12,766  6.92% $ 30,599 6.81%
Obligations of state and
 political
 subdivisions...........      --   --      870 4.80     6,703 5.03     12,410  4.98    19,983 4.99
Mortgage-backed
 securities and
 collateralized mortgage
 obligations............      --   --       --   --     9,216 7.22     73,494  7.09    82,710 7.10
Other debt securities...      --   --    2,052 6.84     2,320 8.11      1,171 10.20     5,543 8.08
FHLB/Federal Reserve
 Bank stock.............      --   --       --   --        --   --      4,924  6.35     4,924 6.35
                          ------ ----   ------ ----   ------- ----   -------- -----  -------- ----
 Total securities.......  $2,005 6.62%  $7,883 6.82%  $29,106 6.54%  $104,765  6.82% $143,759 6.76%
                          ====== ====   ====== ====   ======= ====   ======== =====  ======== ====

   The following table summarizes the fair value and classification of securities:

                                                          As of December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                        (Dollars in thousands)
   Available-for-sale................................ $112,016 $ 74,959 $ 83,623
   Held-to-maturity..................................   31,743   34,385   39,567
                                                      -------- -------- --------
     Total securities................................ $143,759 $109,344 $123,190
                                                      ======== ======== ========

   The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the FNMA and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Included in the Company's mortgage-backed securities at years ended December 31, 2000, 1999 and 1998, were $22.6 million, $2.6 million and $7.0 million in agency-issued collateral mortgage obligations.

   As of the years ended December 31, 2000, 1999 and 1998, 88.9%, 46.2% and 50.6%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. At December 31, 2000, approximately $12.2 of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

  Derivatives

   In the third quarter of 1999, the Company entered into two interest rate swaps in an effort to match the repricing of its liabilities with its assets. The swaps each have a notional amount of $10 million. The Company pays a floating interest rate of LIBOR (London Interbank Offered Rate) less 5 basis points and receives a fixed rate of 7.15% on each swap. As of December 31, 2000, the swaps were in effect. Each swap matures in 2009 but is callable every six months. No additional derivatives were entered into during 2000.

  Deposits

   The Company's lending and investing activities are funded principally by deposits, approximately 39.9% of which were demand, savings and money market deposits at December 31, 2000. Average noninterest-bearing demand deposits at December 31, 2000 were $102.5 million compared with $91.5 million at year-end 1999, an increase of $11.0 million or 12.0%. Total deposits at December 31, 2000 were $625.9 million, an increase of $81.5 million or 15.0% from $544.4 million at December 31, 1999. Average total deposits during 2000 increased by 17.6% to $590.2 million. Average total deposits during 1999 increased by 5.0% to $501.8 million from $477.8 million in 1998. The increases during 2000 and 1999 resulted primarily from the effect of opening new deposit gathering branches, the sale of certificates of deposit in established branches, and "relationship banking" initiatives. The Company's ratios of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2000, 1999 and 1998 were 17.4%, 18.2% and 16.8%, respectively.

   As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts as well as from corporations seeking to place deposits in minority-owned businesses, such as the Company. These time deposits typically renew at maturity and have provided a stable base of time deposits. Unlike other financial institutions, where large time deposits are often considered volatile, the Company believes that based on its historical experience its large time deposits have core-type characteristics. It has been the Company's experience that, generally, Asian customers and customers near retirement age have a higher proportion of savings in time deposits than in other investment vehicles because of the security provided by FDIC insurance. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market. Of the $174.4 million of time deposits greater than $100,000 at December 31, 2000, accounts totaling $106.5 million have been with the Company longer than one year.

   The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999, and 1998 are presented below:

                                           Years Ended December 31,
                                   -------------------------------------------
                                       2000           1999           1998
                                   -------------  -------------  -------------
                                    Amount  Rate   Amount  Rate   Amount  Rate
                                   -------- ----  -------- ----  -------- ----
                                            (Dollars in thousands)
Interest-bearing deposits:
  Money market checking........... $ 42,888 2.99% $ 37,011 2.81% $ 30,109 2.60%
  Savings and money market
   deposits.......................   96,520 3.35    97,629 3.09    90,328 3.61
  Time deposits less than
   $100,000.......................  185,310 5.89   132,012 4.94   151,356 5.37
  Time deposits $100,000 and
   over...........................  162,955 5.92   143,651 5.23   125,548 5.69
                                   -------- ----  -------- ----  -------- ----
    Total interest-bearing
     deposits.....................  487,673 5.14   410,303 4.41   397,341 4.86
Noninterest-bearing deposits......  102,544   --    91,505   --    80,452   --
                                   -------- ----  -------- ----  -------- ----
    Total deposits................ $590,217 4.25% $501,808 3.61% $477,793 4.04%
                                   ======== ====  ======== ====  ======== ====

   The following table sets forth the amount of the Company's time deposits that are $100,000 or greater by time remaining until maturity:

                                                                  As of
                                                            December 31, 2000
                                                          ----------------------
                                                          (Dollars in thousands)
   Three months of less..................................        $ 67,102
   Over three through six months.........................          40,695
   Over six through 12 months............................          55,045
   Over 12 months........................................          11,583
                                                                 --------
     Total...............................................        $174,425
                                                                 ========

  Other Borrowings

   During the third quarter of 1998, the Company obtained two ten-year loans totaling $25.0 million from the FHLB of Dallas to further leverage its balance sheet. The loans bear interest at the average rate of 4.99% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts and have a maturity of 14 days or less.

   Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $5.0 million at December 31, 2000, $12.0 million at December 31, 1999 and $7.0 million at December 31, 1998.

   The following table presents the categories of other borrowings by the
Company:

                                                          As of December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   FHLB short-term loans:
    on December 31..................................... $    -- $20,000 $25,000
    average during the year............................  14,957  24,774     860
    maximum month end balance during the year..........  20,000  39,430  25,000

   FHLB notes:
    on December 31..................................... $25,000 $35,000 $25,000
    average during the year............................  27,268  32,753  12,673 maximum month end balance during the year..........  35,000  35,000  25,000

   Other short-term borrowings:
    on December 31..................................... $   573 $   636 $    43
    average during the year............................     532     510     487
    maximum month end balance during the year..........     577     640     649

   The weighted average rate paid on other borrowings as of December 31, 2000 was 4.99%.

   As of December 31, 2000, FHLB notes consisted of two 10-year notes of $15.0 and $10.0 million with fixed interest rates of 4.97% and 5.02%, respectively, which are scheduled to mature during the fourth quarter of 2008. In the first quarter of 1999, the Company borrowed an additional $10.0 million from the FHLB with a fixed interest rate of 4.70% that was repaid in March 2000. Additionally, this loan was renewed for one month at a rate of 6.08% and was repaid in April 2000. Six-month term funds were acquired in October 1999 in the amount of $20.0 million with a fixed rate of 5.89% which repriced to 6.32% in March 2000 and was repaid in September 2000.

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

   The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company has not entered into instruments such as leveraged derivatives, structured notes, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk. During 1999, the Company entered into two interest rate swaps. The Company pays a floating interest rate of LIBOR less 5 basis points and receives a fixed rate of 7.15% on each swap. Each swap matures in 2009 but is callable every six months.

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

   The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2000:

                                           Volumes Subject to Repricing Within
                          -------------------------------------------------------------------------------
                                                                                       Greater
                            0-30     31-180    181-365      1-3        3-5     5-10    than 10
                            days      days       days      years      years    years    years     Total
                          --------  --------   --------   --------   -------  -------  --------  --------
                                                 (Dollars in thousands)
Interest-earning assets:
 Securities.............  $  1,286  $ 11,178   $ 10,034   $ 24,696   $16,452  $36,171  $ 43,942  $143,759
 Total loans............   353,606    23,078     23,394     53,381    22,957    4,868     2,454   483,738
 Federal funds sold and
  other temporary
  investments...........    49,653        --         --         --        --       --        --    49,653
                          --------  --------   --------   --------   -------  -------  --------  --------
 Total interest-bearing
  assets................   404,545    34,256     33,428     78,077    39,409   41,039    46,396   677,150

Interest-bearing
 liabilities:
 Demand, money market
  and savings deposits..        --    28,341     28,340     70,851    14,170       --        --   141,702
 Time deposits..........    76,245   159,381    102,763     24,395     4,669    8,823         4   376,280
 Federal funds
  purchased.............        --        --         --         --        --       --        --        --
 Other borrowings.......        --    25,000         --        573        --       --        --    25,573
                          --------  --------   --------   --------   -------  -------  --------  --------
 Total interest-bearing
  liabilities...........    76,245   212,722    131,103     95,819    18,839    8,823         4   543,555
                          --------  --------   --------   --------   -------  -------  --------  --------
 Period GAP.............   328,300  (178,466)   (97,675)   (17,742)   20,570   32,216    46,392   133,595
 Cumulative GAP.........  $328,300  $149,834   $ 52,159   $ 34,417   $54,987  $87,203  $133,595
 Period GAP to total
  assets................     44.56%   (24.22)%   (13.26)%    (2.41)%    2.79%    4.37%     6.30%
 Cumulative GAP to total
  assets................     44.56%    20.34 %     7.08 %     4.67 %    7.46%   11.84%    18.13%
 Cumulative interest-
  earning assets to
  cumulative interest-
  bearing liabilities...    530.59%   151.85 %   112.42 %   106.67 %  110.28%  116.04%   117.19%

   The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $328.3 million, $149.8 million and $52.2 million, respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. The Company is aware of this imbalance and has initiated strategies to lower the positive GAP by emphasizing the origination of fixed rate loans while shortening the terms of fixed rate liability products. GAP reflects a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company's Rate Committee and the ALCO review the Company's interest rate risk position on a weekly and monthly basis, respectively.

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

   The Company's exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify, monitor, manage or exploit the risks.

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

   Presented below, as of December 31, 2000, is an analysis of the Company's interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

                                                                   EVE as a % of
                      $ Change                                    Present Value of
                       in EVE                                          Assets
      Change          (Dollars                %                  -------------------------------
        in               in                 Change                EVE
       Rates         thousands)             in EVE               Ratio              Change
      ------         ----------             ------               -----              ------
      -200 bp         $ 3,307                 5.27%              8.87%                 33  bp
         0 bp              --                   --               8.54%                 --
      +200 bp         (10,181)              (16.21)%             7.33%               (121) bp

   The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 2000 was 5.27%. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 2000 was (16.21%).

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

   As with any method of gauging interest rate risk, however, there are certain shortcomings inherent to the EVE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historical rate patterns which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or repricing will react identically to changes in rates. In reality, the market value of certain types of financial instruments may adjust in anticipation of changes in market rates, while any adjustment in the valuation of other types of financial instruments may lag behind the change in general market rates. Additionally, the EVE methodology does not reflect the full impact of contractual restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from time deposits may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on the ability of adjustable rate loan clients to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

   The prime rate in effect for December 31, 2000 and December 31, 1999 was 9.5% and 8.5%, respectively. Management believes that in the short-term the prime rate will continue to soften.

  Liquidity

   Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are met primarily by financing activities, which consist mainly of growth in time deposits, supplemented by available investment securities available-for-sale, other borrowings and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

   The Company uses federal funds purchased and other borrowings as funding sources and in its management of interest rate risk. Federal funds purchased generally represent overnight borrowings. Other borrowings principally consist of U.S. Treasury tax note option accounts that have maturities of 14 days or less and borrowings from the FHLB.

   FHLB advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for several borrowing programs through the FHLB. The first, a short-term borrowing program, requires delivery of eligible securities for collateral. Maturities under this program range from one to 365 days. At year end 1999, the Company had $20.0 million in borrowings under this program which was repaid in September 2000. The Company currently maintains some of its investment securities in safekeeping at the FHLB of Dallas.

   Under another borrowing program, long-term borrowings are available to the Company from the FHLB. These borrowings have maturities greater than one year and are collateralized first by FHLB stock, second by the Company's one to four family mortgage loans and third by the Company's investment securities in safekeeping at the FHLB. Borrowings secured by the Company's one to four family mortgage loans are limited to 75% of the loan value. At December 31, 1999, the Company had $35.0 million in borrowings under this program of which $10 million was repaid in March 2000.

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

   The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

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

   Shareholders' equity increased from $52.6 million at December 31, 1999 to $58.7 million at December 31, 2000, an increase of $6.1 million or 11.6%. This increase was primarily the result of net income of $5.5 million offset by dividends paid of $1.7 million, common stock issuances of $445,000, treasury stock purchases of $1.4 million, and a net unrealized gain on securities of $3.3 million.

   The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2000 to the minimum and well-capitalized regulatory standards:

                            Minimum Required  To be Well Capitalized
                               for Capital    under Prompt Corrective  Actual Ratio at
                            Adequacy Purposes    Action Provisions    December 31, 2000
                            ----------------- ----------------------- -----------------
   The Company
     Leverage ratio........       4.00%(1)               N/A                 8.39%
     Tier 1 risk-based
      capital ratio........       4.00                   N/A                11.74
     Risk-based capital
      ratio................       8.00%                  N/A                13.00%
   The Bank
     Leverage ratio........       4.00%(2)              5.00%                8.01%
     Tier 1 risk-based
      capital ratio........       4.00                  8.00                11.21
     Risk-based capital
      ratio................       8.00%                10.00%               12.47%

--------
(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

New Accounting Pronouncements

   In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. (SFAS 133). The statement becomes effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. SFAS 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change in fair value of a recognized asset or liability or a from commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. For information regarding the market risk of the Company's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

   In September 2000, FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS 140 will not have a material impact on the Company's financial position or results of operations. SFAS 140 must be applied prospectively.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   For information regarding the market risk of the Company's financial instruments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity and Liquidity." The Company's principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

   Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

  Quarterly Financial Data (Unaudited)

   The following table represents summarized data for each of the quarters in fiscal 2000 and 1999 (in thousands, except earnings per share):

                                      2000                             1999
                         -------------------------------- -------------------------------
                         Fourth   Third  Second    First  Fourth   Third  Second   First
                         Quarter Quarter Quarter  Quarter Quarter Quarter Quarter Quarter
                         ------- ------- -------  ------- ------- ------- ------- -------
Interest income......... $16,352 $16,416 $15,528  $15,170 $14,606 $13,738 $12,895 $12,397
Interest expense........   7,345   7,389   6,501    6,041   5,772   5,399   5,005   4,850
                         ------- ------- -------  ------- ------- ------- ------- -------
  Net interest income...   9,007   9,027   9,027    9,129   8,834   8,339   7,890   7,547
Provision for loan
 losses.................     730     499   5,580      699   2,100   1,380   1,060   1,010
                         ------- ------- -------  ------- ------- ------- ------- -------
  Net interest income
   after provision for
   loan losses..........   8,277   8,528   3,447    8,430   6,734   6,959   6,830   6,537
Noninterest income......   1,813   1,832   1,913    1,474   1,135   1,445   1,833   1,589
Noninterest expense.....   6,757   6,719   7,265    6,489   6,047   5,410   5,468   5,369
                         ------- ------- -------  ------- ------- ------- ------- -------
  Income before income
   taxes................   3,333   3,641  (1,905)   3,415   1,822   2,994   3,195   2,757
Provision for income
 taxes..................   1,151   1,324    (752)   1,278     659   1,033   1,050     896
                         ------- ------- -------  ------- ------- ------- ------- -------
Net income.............. $ 2,182 $ 2,317 $(1,153) $ 2,137 $ 1,163 $ 1,961 $ 2,145 $ 1,861
                         ======= ======= =======  ======= ======= ======= ======= =======
Earnings per share
 Basic.................. $  0.31 $  0.33 $ (0.17) $  0.30 $  0.16 $  0.28 $  0.30 $  0.26
 Diluted................    0.31    0.33   (0.17)    0.30    0.16    0.28    0.30    0.26
Weighted average shares
 outstanding
 Basic..................   6,976   6,956   6,942    7,014   7,122   7,121   7,118   7,095
 Diluted................   6,977   6,956   6,942    7,014   7,122   7,121   7,118   7,095

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Company

   The information under the captions "Election of Directors", "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2001 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

   The information under the caption "Executive Compensation and Other Matters" in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

   The information under the caption "Interests of Management and Others in Certain Transactions" in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

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

  Independent Auditors' Reports
  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998
  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999, and 1998
  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998
  Notes to Consolidated Financial Statements

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

 10.2+ Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

 10.3+   MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan
         (incorporated herein by reference to Exhibit 10.3 to the Registration
         Statement).

 10.4    MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan
         (incorporated herein by reference to Exhibit 10.4 to the Registration
         Statement).

 10.5+ MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

 10.6+   First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock
         Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1998).

 10.7+   First Amendment to the MetroCorp Bancshares, Inc. Non-Employee
         Director Stock Bonus Plan (incorporated herein by reference to Exhibit
         4.5 to the Company's Registration Statement on Form S-8 (Registration
         Number 333-94327)).

 10.8+   Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee
         Director Stock Bonus Plan (incorporated herein by reference to Exhibit
         4.6 to the Company's Registration Statement on Form S-8 (Registration
         Number 333-94327)).

 10.9*+  MetroCorp Bancshares, Inc. Executive Bonus Plan

 23.1*   Consent of Deloitte & Touche LLP.

 23.2*   Consent of Pricewaterhouse Coopers LLP.

--------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

Reports on Form 8-K

   The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 15, 2001.

                                          MetroCorp Bancshares, Inc.

                                                     /s/ Don J. Wang
                                          By:__________________________________
                                                       Don J. Wang
                                            Chairman of the Board, President
                                               and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 15, 2001.

              Signature                                   Title
              ---------                                   -----

         /s/ Don J. Wang                    Chairman of the Board, President
______________________________________       and Chief Executive Officer
             Don J. Wang                     (principal executive officer)

        /s/ Ruth E. Ransom                  Chief Financial Officer and
______________________________________       Senior Vice President (principal
            Ruth E. Ransom                   financial officer and principal
                                             accounting officer)

         /s/ Tiong L. Ang                   Director
______________________________________
             Tiong L. Ang

          /s/ May P. Chu                    Director
______________________________________
              May P. Chu

        /s/ Helen P. Chen                   Director
______________________________________
            Helen P. Chen

        /s/ Tommy F. Chen                   Director
______________________________________
            Tommy F. Chen

        /s/ George M. Lee                   Director
______________________________________
            George M. Lee

         /s/ John M. Lee                    Director
______________________________________
             John M. Lee

          /s/ David Tai                     Director
______________________________________
              David Tai

           /s/ Joe Ting                     Director
______________________________________
               Joe Ting

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  METROCORP BANCSHARES, INC. AND SUBSIDIARIES

                                                                          Page
                                                                          ----
Independent Auditors' Reports............................................ F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-4
Consolidated Statements of Income for the Years Ended December 31, 2000,
 1999, and 1998.......................................................... F-5
Consolidated Statements of Comprehensive Income for the Years Ended
 December 31, 2000, 1999, and 1998....................................... F-6
Consolidated Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 2000, 1999, and 1998................................. F-7
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999, and 1998.................................................... F-8
Notes to Consolidated Financial Statements............................... F-9

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MetroCorp Bancshares, Inc.
Houston, Texas

   We have audited the accompanying consolidated balance sheets of MetroCorp Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 13, 2001
Houston, Texas

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MetroCorp Bancshares, Inc.

   In our opinion, the accompanying consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of MetroCorp Bancshares, Inc. and subsidiaries (the Company) for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 19, 1999

                           METROCORP BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Cash and cash equivalents:
  Cash and due from banks.................................. $ 42,573  $ 29,945
  Federal funds sold and other temporary investments.......   49,653     6,471
                                                            --------  --------
    Total cash and cash equivalents........................   92,226    36,416
Investment securities available-for-sale, at fair value
 (amortized cost of $111,815 and $79,680, respectively)....  112,016    74,959
Investment securities held-to-maturity, at amortized cost
 (fair value of $31,861 and $34,385, respectively).........   31,743    35,106
Loans, net.................................................  474,467   488,132
Premises and equipment, net................................    6,575     8,106
Accrued interest receivable................................    4,271     3,855
Deferred income taxes......................................    5,797     6,477
Due from customers on acceptances..........................    3,322       831
Other real estate and repossessed assets, net..............      757       490
Other assets...............................................    5,583     6,217
                                                            --------  --------
    Total assets........................................... $736,757  $660,589
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing...................................... $107,924  $ 96,253
  Interest-bearing.........................................  517,982   448,183
                                                            --------  --------
    Total deposits.........................................  625,906   544,436
Other borrowings...........................................   25,000    55,636
Accrued interest payable...................................    1,816     1,558
Income taxes payable.......................................      671        --
Acceptances outstanding....................................    3,322       831
Other liabilities..........................................   21,341     5,548
                                                            --------  --------
    Total liabilities......................................  678,056   608,009
Commitments and contingencies (Note 15)....................       --        --
Shareholders' equity:
  Preferred stock $1.00 par value, 2,000,000 shares
   authorized; none of which are issued and outstanding....       --        --
  Common stock, $1.00 par value, 20,000,000 shares
   authorized; 7,180,030 and 7,122,479 shares are issued
   and 6,979,530 and 7,102,479 shares are outstanding at
   December 31, 2000 and 1999, respectively................    7,180     7,122
  Additional paid-in-capital...............................   26,033    25,646
  Retained earnings........................................   26,936    23,124
  Accumulated other comprehensive income (loss)............      121    (3,145)
  Treasury stock, at cost (200,500 and 20,000 shares at
   December 31, 2000 and 1999, respectively)...............   (1,569)     (167)
                                                            --------  --------
    Total shareholders' equity.............................   58,701    52,580
                                                            --------  --------
    Total liabilities and shareholders' equity............. $736,757  $660,589
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                        Years ended December
                                                                 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       -------  -------  -------
Interest income:
  Loans..............................................  $52,280  $45,322  $39,219
  Investment securities:
    Taxable..........................................    7,668    6,624    6,312
    Tax-exempt.......................................    1,046    1,091      964
  Federal funds sold and other temporary
   investments.......................................    2,472      631    1,201
                                                       -------  -------  -------
      Total interest income..........................   63,466   53,668   47,696
                                                       -------  -------  -------
Interest expense:
  Time deposits......................................   20,444   14,032   15,267
  Demand and savings deposits........................    4,514    4,059    4,041
  Other borrowings...................................    2,318    2,935      744
                                                       -------  -------  -------
      Total interest expense.........................   27,276   21,026   20,052
                                                       -------  -------  -------
Net interest income..................................   36,190   32,642   27,644
Provision for loan losses............................    7,508    5,550    3,377
                                                       -------  -------  -------
Net interest income after provision for loan losses..   28,682   27,092   24,267
                                                       -------  -------  -------
Noninterest income:
  Service charges on deposit accounts................    3,883    3,313    3,364
  Other loan-related fees............................    1,697    1,658    1,371
  Letters of credit commissions and fees.............      583      471      392
  Gain (loss) on sale of investment securities, net..        2      (14)     202
  Other noninterest income...........................      867      660      280
                                                       -------  -------  -------
      Total noninterest income.......................    7,032    6,088    5,609
                                                       -------  -------  -------
Noninterest expense:
  Employee compensation and benefits.................   12,381   11,140    9,898
  Occupancy..........................................    5,790    5,117    4,907
  Other real estate, net.............................      (50)      83      374
  Data processing....................................      154      327      580
  Professional fees..................................    3,197      658      444
  Advertising........................................      436      459      392
  Other noninterest expense..........................    5,322    4,628    4,385
                                                       -------  -------  -------
      Total noninterest expense......................   27,230   22,412   20,980
                                                       -------  -------  -------
Income before provision for income taxes.............    8,484   10,768    8,896
Provision for income taxes...........................    3,001    3,638    2,777
                                                       -------  -------  -------
Net income...........................................  $ 5,483  $ 7,130  $ 6,119
                                                       =======  =======  =======
Earnings per common share:
  Basic..............................................  $  0.79  $  1.00  $  1.08
  Diluted............................................  $  0.79  $  1.00  $  1.06
Weighted average shares outstanding:
  Basic..............................................    6,972    7,114    5,691
  Diluted............................................    6,973    7,114    5,749

   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                         Years ended December
                                                                 31,
                                                         ---------------------
                                                          2000   1999    1998
                                                         ------ ------  ------
Net income.............................................. $5,483 $7,130  $6,119
                                                         ------ ------  ------
Other comprehensive income (loss), net of tax (Note 9):
  Unrealized gains (losses) on investment securities,
   net of tax:
    Unrealized holding gains (losses) arising during the
     period.............................................  3,237 (3,867)     73
    Less: reclassification adjustment for gains (losses)
     included in net income.............................     29    (26)   (133)
                                                         ------ ------  ------
  Other comprehensive income (loss) ....................  3,266 (3,893)    (60)
                                                         ------ ------  ------
  Total comprehensive income............................ $8,749 $3,237  $6,059
                                                         ====== ======  ======




   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                               Accumulated
                          Common Stock   Additional               other     Treasury
                          --------------  paid-in   Retained  comprehensive  stock,
                          Shares  At par  capital   earnings  income (loss) at cost    Total
                          ------  ------ ---------- --------  ------------- --------  -------
Balance at January 1,
 1998...................  5,556   $5,655  $12,795   $12,003      $  808     $  (755)  $30,506
Issuance of common
 stock..................  1,350    1,350   11,721        --          --          --    13,071
Repurchase of common
 stock..................    (26)      --       --        --          --        (204)     (204)
Shares issued for
 incentive plans........     33       --       --        --          --         254       254
Sale of treasury stock..     92       --       53        --          --         705       758
Other comprehensive
 loss...................     --       --       --        --         (60)         --       (60)
Net income..............     --       --       --     6,119          --          --     6,119
Dividends...............     --       --       --      (420)         --          --      (420)
                          -----   ------  -------   -------      ------     -------   -------
Balance at December 31,
 1998...................  7,005    7,005   24,569    17,702         748          --    50,024
                          -----   ------  -------   -------      ------     -------   -------
Issuance of common
 stock..................    117      117    1,077        --          --          --     1,194
Repurchase of common
 stock..................    (20)      --       --        --          --        (167)     (167)
Other comprehensive
 loss...................     --       --       --        --      (3,893)         --    (3,893)
Net income..............     --       --       --     7,130          --          --     7,130
Dividends...............     --       --       --    (1,708)         --          --    (1,708)
                          -----   ------  -------   -------      ------     -------   -------
Balance at December 31,
 1999...................  7,102    7,122   25,646    23,124      (3,145)       (167)   52,580
                          -----   ------  -------   -------      ------     -------   -------
Issuance of common
 stock..................     58       58      387        --          --          --       445
Repurchase of common
 stock..................   (181)      --       --        --          --      (1,402)   (1,402)
Other comprehensive
 gain...................     --       --       --        --       3,266          --     3,266
Net income..............     --       --       --     5,483          --          --     5,483
Dividends...............     --       --       --    (1,671)         --          --    (1,671)
                          -----   ------  -------   -------      ------     -------   -------
Balance at December 31,
 2000...................  6,979   $7,180  $26,033   $26,936      $  121     $(1,569)  $58,701
                          =====   ======  =======   =======      ======     =======   =======



   The accompanying notes are an integral part of these financial statements.

                           METROCORP BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                       For the year ended
                                                          December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 5,483  $ 7,130  $ 6,119
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation....................................   2,105    2,132    2,096
    Provision for loan losses.......................   7,508    5,550    3,377
    (Gain) loss on securities sales.................      (2)      14     (202)
    (Gain) loss on sale of other real estate........     (50)      50      200
    Loss (gain) on sale of premises.................       4       --       --
    Deferred loan fees..............................     625      668      204
    Deferred income taxes...........................    (963)  (1,464)  (1,354)
    Changes in:
      Accrued interest receivable...................    (416)    (604)    (110)
      Accrued interest payable......................     258      528       (6)
      Income taxes payable..........................     671      (27)   1,887
      Other liabilities.............................  15,204     (272)  (1,046)
      Other assets..................................     634   (5,526)    (357)
                                                     -------  -------  -------
        Net cash provided by operating activities...  31,061    8,179   10,808
                                                     -------  -------  -------
Cash flows from investing:
  Purchases of securities available-for-sale........ (49,398) (29,221) (52,601)
  Proceeds from sales, maturities and principal
   paydowns of securities available-for-sale........  17,264   31,990   10,472
  Purchases of securities held-to-maturity..........      --   (2,822)  (1,218)
  Proceeds from maturities and principal paydowns of
   securities held-to-maturity......................   3,375    7,283   32,882
  Net change in loans...............................   3,271  (83,310) (69,807)
  Proceeds from sale of other real estate...........   2,044      662      355
  Proceeds from sale of premises & equipment........      25       --       --
  Purchases of premises and equipment...............    (603)  (2,087)  (2,174)
                                                     -------  -------  -------
        Net cash used in investing activities....... (24,022) (77,505) (82,091)
                                                     -------  -------  -------
Cash flows from financing:
  Net change in:
    Deposits........................................  81,470   64,930   33,647
    Other borrowings................................ (30,063)   5,593   28,432
  Proceeds from issuance of common stock............     445    1,194   13,071
  Treasury stock issuance sold (purchased), net.....  (1,402)    (167)     808
  Dividends paid....................................  (1,679)  (1,701)      --
                                                     -------  -------  -------
        Net cash provided by financing activities...  48,771   69,849   75,958
                                                     -------  -------  -------
Net increase in cash and cash equivalents...........  55,810      523    4,675
Cash and cash equivalents at begining of period.....  36,416   35,893   31,218
                                                     -------  -------  -------
Cash and cash equivalents at end of period.......... $92,226  $36,416  $35,893
                                                     =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                          METROCORP BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   The consolidated financial statements of MetroCorp Bancshares, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiary, MetroBank, National Association (the "Bank"). The Bank was formed in 1987 and is engaged in commercial banking activities through its fourteen branches in Houston and Dallas, Texas. In August 1993, the Bank formed a wholly-owned subsidiary, Island Commercial Corporation (ICC), to own and operate certain foreclosed properties. ICC was dissolved in April 1999. In February 1994, the Bank formed a wholly-owned subsidiary, Advantage Finance Corporation (AFC), to purchase and finance accounts receivable. Effective December 20, 2000, AFC was sold to a third party.

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

   The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

 Use of Estimates

   These financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonable estimated. Actual results could differ from those estimates.

 Principles of Consolidation

   All significant intercompany accounts and transactions are eliminated in consolidation.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other temporary investments with original maturities of less than three months.

 Investment Securities

   Investments in securities for which the Company has both the ability and intent to hold to maturity are classified as investments held-to-maturity and are stated at amortized cost. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the effective-interest method. Investments in securities which management believes may be sold prior to maturity are classified as investments available-for-sale and are stated at fair value. Unrealized net gains and losses, net of the associated deferred income tax effect, are excluded from income and reported as a separate component of shareholders' equity in "Accumulated other comprehensive income (loss)." Realized gains and losses from sales of investments available-for-sale are recognized through income at the time of sale using the specific identification method.

                          METROCORP BANCSHARES, INC.

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

   From time to time, the Company may sell certain of its SBA loans or only the guaranteed portion of such loans. A portion of the gain on the sale of such SBA loans, or the guaranteed portions thereof, is recognized as other operating income at the time of the sale. The remaining portion of the gain is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon the sale of such loans, or the guaranteed portion thereof, the Company receives a fee for servicing the loans. The servicing costs are amortized over the estimated life of the loan, discounted at the rate of the related note plus 1%. The servicing asset is amortized in proportion to and over the period of estimated servicing income.

   Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management's opinion, collection of principal and interest is not likely to be made in accordance with a loan's contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management's judgement; future payments are reasonably assured.

   The Bank applies SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS 114, as amended, a loan, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 118 permits a creditor to use existing methods for recognizing interest income on impaired loans. The Bank recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses.

   Specifically, SFAS 114 requires that the allowance for loan losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

   Estimates of loan losses involve an exercise of judgment. While it is possible that in the short-term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

                          METROCORP BANCSHARES, INC.

   The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgement, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio.

 Nonrefundable Fees and Costs Associated with Lending Activities

   Loan origination fees in excess of the associated costs are recognized over the life of the related loan as an adjustment to yield using the interest method.

   Generally, loan commitment fees are deferred, except for certain retrospectively determined fees, and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

 Premises and Equipment

   Premises and equipment are stated at cost, less accumulated depreciation. For financial accounting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not extend the life of bank premises and equipment, are charged to operations as incurred.

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

 Income Taxes

   The Bank accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Bank's financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax laws or rates.

 Earnings Per Share

   Basic earnings per common share is calculated by dividing earnings available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is

                          METROCORP BANCSHARES, INC.

calculated by dividing net earnings available for common shareholders by the weighted average number of common and potentially dilutive common shares. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. The number of potentially dilutive common shares is determined using the treasury stock method. Earnings per common share have been computed based on weighted average number of shares outstanding after giving retroactive effect to the four-for-one stock exchange in connection with the holding company formation.

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

   As part of the Bank's interest rate risk management, loans of approximately $228,714,000 and $185,721,000, at December 31, 2000 and December 31, 1999,
respectively, contain interest rate floors to reduce the unfavorable impact to the Bank if interest rates were to decline. The interest rate floors on these loans range from 7.5% to 11.0%.

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

 Other Off-Balance Sheet Instruments

   The Company has entered into other off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, becomes effective for reporting periods beginning after June 15, 2000, and will not be applied retroactively. In June 1999, FASB issued SFAS 137 that

                          METROCORP BANCSHARES, INC.

deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS 133. SFAS 133 establishes accounting and reporting standards for derivatives instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as cash flow hedge, or 3) hedge foreign currency exposure. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company's financial statements, nor does management expect SFAS 133 to have a significant impact on future operations.

   The Bank entered into two interest rate swaps in 1999 which are each considered a fair value hedge under SFAS 133. Amounts receivable or payable based on the interest rate differentials of interest rate swaps are accrued monthly and are reflected in interest expense. At December 31, 2000, the fair value of the swaps were estimated to be ($35,000).

   In September 2000, FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS 125. The Statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS 140 will not have a material impact on the Company's financial position or results of operations. SFAS 140 must be applied prospectively.

 Reclassifications

   Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2. Cash and Cash Equivalents

   The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. "Cash and cash equivalents" in the consolidated balance sheets includes amounts so restricted of approximately $200,000 at both December 31, 2000 and 1999.

3. Investment Securities

   In the normal course of business, the Bank invests in federal government, federal agency, state and municipal securities which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Securities within the available-for-sale portfolio may be used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-down of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

                           METROCORP BANCSHARES, INC.

                                               As of December 31, 2000
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized unrealized unrealized   Fair
                                         cost      gains      losses    value
                                       --------- ---------- ---------- --------
                                                    (in thousands)
Available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies........................... $ 25,810     $ --     $  (142)  $ 25,668
  Obligations of state and political
   subdivisions.......................    9,560       24          --      9,584
  Mortgage-backed securities and
   collateralized mortgage
   obligations........................   68,511      247          --     68,758
  Other debt securities...............    3,010       72          --      3,082
  FHLB and Federal Reserve Bank stock
   (1)(2).............................    4,924       --          --      4,924
                                       --------     ----     -------   --------
    Total securities.................. $111,815     $343     $  (142)  $112,016
                                       ========     ====     =======   ========
Held-to-maturity:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies........................... $  4,969     $ --     $   (12)  $  4,957
  Obligations of state and political
   subdivisions.......................   10,447       --         (37)    10,410
  Mortgage-backed securities and
   collateralized mortgage
   obligations........................   13,797      234          --     14,031
  Other debt securities...............    2,530       --         (67)     2,463
                                       --------     ----     -------   --------
    Total securities.................. $ 31,743     $234     $  (116)  $ 31,861
                                       ========     ====     =======   ========
                                               As of December 31, 1999
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized unrealized unrealized   Fair
                                         cost      gains      losses    value
                                       --------- ---------- ---------- --------
                                                    (in thousands)
Available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies........................... $ 20,990     $ --     $(1,924)  $ 19,066
  Obligations of state and political
   subdivisions.......................   11,206                 (653)    10,553
  Mortgage-backed securities and
   collateralized mortgage
   obligations........................   39,274       --      (2,003)    37,271
  Other debt securities...............    3,767       --        (141)     3,626
  FHLB and Federal Reserve Bank stock
   (1)(2).............................    4,443       --          --      4,443
                                       --------     ----     -------   --------
    Total securities.................. $ 79,680     $ --     $(4,721)  $ 74,959
                                       ========     ====     =======   ========
Held-to-maturity:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies........................... $  4,965     $ --     $  (202)  $  4,763
  Obligations of state and
   politicalsubdivisions..............   10,446       --        (449)     9,997
  Mortgage-backed securities and
   collateralized mortgage
   obligations........................   16,950       --         (26)    16,924
  Other debt securities...............    2,745       --         (44)     2,701
                                       --------     ----     -------   --------
    Total securities.................. $ 35,106     $ --     $  (721)  $ 34,385
                                       ========     ====     =======   ========

--------
(1) FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2) Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank policy.

                          METROCORP BANCSHARES, INC.

   The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

                                                            Years ended December
                                                                    31,
                                                            --------------------
                                                             2000    1999   1998
                                                            ------- ------- ----
Available-for-sale:
  Amortized cost .......................................... $11,153 $21,433 $--
  Proceeds.................................................  11,231  21,419  --
  Gross realized gains.....................................     121     404  --
  Gross realized losses....................................     119     418  --

   Investments carried at approximately $5,501,000 and $7,032,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and short-term borrowings of approximately $1,768,000 and $1,703,000, respectively. Additionally, investments in the securities portfolio carried at approximately $21,780,000 and $55,024,000 were pledged as collateral for borrowed funds at December 31, 2000 and 1999, respectively.

   At December 31, 2000, future contractual maturities of securities are as follows (in thousands):

                                             Investments        Investments
                                          available-for-sale held-to-maturity
                                          ------------------ -----------------
                                          Amortized   Fair   Amortized  Fair
                                            cost     value     cost     value
                                          --------- -------- --------- -------
Within one year.......................... $  1,998  $  2,005  $    --  $    --
Within two to five years.................    4,893     5,048      779      788
Within six to ten years..................    8,163     8,161   13,909   13,942
After ten years..........................   23,326    23,120    3,258    3,100
Mortgage-backed securities and
 collateralized mortgage obligations.....   68,511    68,758   13,797   14,031
                                          --------  --------  -------  -------
Debt securities..........................  106,891   107,092   31,743   31,861
FHLB/Federal Reserve Bank equity
 securities..............................    4,924     4,924       --       --
                                          --------  --------  -------  -------
    Total securities..................... $111,815  $112,016  $31,743  $31,861
                                          ========  ========  =======  =======

   The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

   The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeded 10% of consolidated shareholders' equity at December 31, 2000 or 1999.

                          METROCORP BANCSHARES, INC.

4. Loans and Allowance for Loan Losses

   The Bank makes commercial, real estate and other loans to commercial and individual customers throughout the markets it serves in Texas and Louisiana.

   The loan portfolio is summarized by major categories as follows (in thousands):

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Commercial and industrial................................... $298,134  $298,150
Real estate-mortgage........................................  138,383   137,297
Real estate-construction....................................   39,601    40,009
Consumer and other..........................................   11,986    11,550
Factored receivables........................................    1,297    13,700
                                                             --------  --------
  Gross loans...............................................  489,401   500,706
Unearned discounts and interest.............................   (1,061)   (1,038)
Deferred loan fees..........................................   (4,602)   (3,999)
                                                             --------  --------
  Total loans...............................................  483,738   495,669
Allowance for loan losses...................................   (9,271)   (7,537)
                                                             --------  --------
  Loans, net................................................ $474,467  $488,132
                                                             ========  ========

   Although the Bank's loan portfolio is diversified, a substantial portion of its customers' ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2000 and 1999, the Bank's loan portfolio consisted of concentrations in the following industries. With the exception of the concentration in the apartment building industry at December 31, 2000, all such amounts represent a concentration greater than 25% of capital (in thousands):

                                                               As of December
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Hotels/motels................................................ $ 79,007 $ 74,070
Retail centers...............................................   85,177   61,087
Restaurants..................................................   24,967   25,805
Apartment buildings..........................................    8,391   14,526
Convenience/gasoline stations ...............................   19,585   20,746
All other ...................................................  272,274  304,472
                                                              -------- --------
  Gross loans ............................................... $489,401 $500,706
                                                              ======== ========

   Selected information regarding the loan portfolio is presented below (in thousands):

                                                                As of December
                                                                      31,
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
Variable rate loans........................................... $351,575 $345,095
Fixed rate loans..............................................  137,826  155,611
                                                               -------- --------
  Gross loans................................................. $489,401 $500,706
                                                               ======== ========

                          METROCORP BANCSHARES, INC.

   Changes in the allowance for loan losses are as follows (in thousands):

                                                         As of December 31,
                                                       ------------------------
                                                        2000     1999     1998
                                                       -------  -------  ------
Balance at beginning of year.......................... $ 7,537  $ 6,119  $3,569
Provision for loan losses.............................   7,508    5,550   3,377
Charge-offs ..........................................  (7,025)  (4,402)   (970)
Recoveries ...........................................   1,251      270     143
                                                       -------  -------  ------
Balance at end of year................................ $ 9,271  $ 7,537  $6,119
                                                       =======  =======  ======

   Loans for which the accrual of interest has been discontinued totaled approximately $2,225,000 and $6,552,000 at December 31, 2000 and 1999,
respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $215,000 and $357,000 would have been accrued on these loans during the years ended December 31, 2000 and 1999, respectively.

   Included in "other assets" on the balance sheet at December 31, 2000 is $4.7 million due from the SBA, the Export Import Bank of the United States ("Ex-Im Bank"), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF"), an agency sponsored by the government of Taiwan. This amount represents the guaranteed portion of loans previously charged-off. Included on the balance sheet at December 31, 1999 is $5.2 million due from the SBA.

   The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114, as amended by SFAS 118, and the related specific allowance for loan losses on such loans at December 31, 2000 and 1999, is presented below (in thousands):

                                              Real
                                             Estate  Commercial Consumer  Total
                                             ------  ---------- -------- -------
December 31, 2000
Impaired loans having related allowance for
 loan losses...............................  $  242   $ 1,944     $39    $ 2,225
  Less: Allowance for loan losses..........     (11)     (370)    (14)      (395)
  Less: Guaranteed portion (SBA, OCCGF and
   Ex-Im Bank).............................      --    (1,049)     --     (1,049)
                                             ------   -------     ---    -------
    Impaired loans, net of allowance for
     loan losses and guarantees............  $  231   $   525     $25    $   781
                                             ======   =======     ===    =======
December 31, 1999
Impaired loans having related allowance for
 loan losses...............................  $1,981   $ 4,490     $81    $ 6,552
  Less: Allowance for loan losses..........    (163)     (869)    (22)    (1,054)
  Less: Guaranteed portion (SBA, OCCGF and
   Ex-Im Bank).............................      --    (1,821)     --     (1,821)
                                             ------   -------     ---    -------
    Impaired loans, net of allowance for
     loan losses and guarantees............  $1,818   $ 1,800     $59    $ 3,677
                                             ======   =======     ===    =======

   For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was approximately $2,908,000 and $6,552,000, respectively. The related amount of interest income recognized while the loans were impaired approximated $64,000 and $168,000 for the years ended December 31, 2000 and 1999, respectively.

   Additionally, at December 31, 2000 and 1999, loans carried at approximately $9,782,000 and $148,589,000, respectively, were pledged to secure borrowed funds.

                          METROCORP BANCSHARES, INC.

5. Premises and Equipment

   Premises and equipment are summarized as follows (in thousands):

                                                    Estimated      As of
                                                     useful     December 31,
                                                    lives (in -----------------
                                                     years)     2000     1999
                                                    --------- --------  -------
   Furniture, fixtures and equipment...............   3-10    $  9,769  $ 9,908
   Building and improvements.......................   3-20       3,943    3,943
   Land............................................     --       1,679    1,679
   Leasehold improvements..........................      5       2,298    2,397
                                                              --------  -------
                                                                17,689   17,927
   Accumulated depreciation..................................  (11,114)  (9,821)
                                                              --------  -------
   Premises and equipment, net............................... $  6,575  $ 8,106
                                                              ========  =======

6. Interest-Bearing Deposits

   The Bank had $19.7 million in brokered deposits as of December 31, 2000. There were no major deposit concentrations as of December 31, 2000.

   The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

                                                                    As of
                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Interest-bearing demand deposits.......................... $ 46,530 $ 40,473
   Savings and money market accounts.........................   95,172   96,869
   Time deposits less than $100,000..........................  201,855  152,914
   Time deposits $100,000 and over...........................  174,425  157,927
                                                              -------- --------
   Interest-bearing deposits................................. $517,982 $448,183
                                                              ======== ========

   At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

   2001................................................................ $331,530
   2002................................................................   18,416
   2003................................................................    4,596
   2004................................................................      749
   2005................................................................    1,149
   After 2005..........................................................   19,840
                                                                        --------
                                                                        $376,280
                                                                        ========

7. Other Borrowings

   During the third quarter 1998, the Company obtained two ten-year loans totaling $25,000,000 from the FHLB of Dallas The loans bear interest at the average rate of 4.99% per annum until the fifth anniversary of the loans, at which time the loans may be repaid or the interest rate may be renegotiated. In the first quarter of 1999, the Company obtained an additional ten-year loan in the amount of $10,000,000 from the FHLB with a fixed interest rate of 4.7% which was repaid in March 2000.

                          METROCORP BANCSHARES, INC.

   Other short-term borrowings at December 31, 2000 and 1999 consist of $573,000 and $636,000, respectively, in Treasury, Tax and Loan ("TT&L) payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.

   Six-month term funds were acquired in October 1999 from the FHLB in the amount of $20,000,000 with a fixed rate of 5.89% and were repaid in September 2000.

   Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $5,000,000 at December 31, 2000 and $12,000,000 at December 31, 1999.

8. Income Taxes

   Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

                                                                     As of
                                                                 December 31,
                                                                 -------------
                                                                  2000   1999
                                                                 ------ ------
   Deferred Tax Assets:
   Unrealized losses on available-for-sale securities, net ..... $   -- $1,581
   Allowance for loan losses ...................................  3,152  2,340
   Recognition of deferred loan fees............................  1,621  1,463
   Depreciation.................................................  1,066    867
   Recognition of interest on nonaccrual loans..................    295    173
   Other........................................................    107    240
                                                                 ------ ------
   Gross deferred tax assets....................................  6,241  6,664
                                                                 ------ ------

   Deferred Tax Liabilities:
   Unrealized gains on investments securities available-for-
    sale, net...................................................     62     --
   FHLB stock dividends.........................................    305    187
   Other........................................................     77     --
                                                                 ------ ------
   Gross deferred tax liabilities...............................    444    187
                                                                 ------ ------
     Net deferred tax asset..................................... $5,797 $6,477
                                                                 ====== ======

   The Bank has provided no valuation allowance for the net deferred tax asset at December 31, 2000 or December 31, 1999 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

   Components of the provision for income taxes are as follows (in thousands):

                                                            Years ended
                                                            December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------  -------  -------
   Current provision for federal income taxes......... $3,964  $ 5,102  $ 4,131
   Deferred federal income tax benefit................   (963)  (1,464)  (1,354)
                                                       ------  -------  -------
     Total provision for income taxes................. $3,001  $ 3,638  $ 2,777
                                                       ======  =======  =======

                          METROCORP BANCSHARES, INC.

   A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

                                         Years ended December 31,
                               -----------------------------------------------
                                    2000            1999            1998
                               --------------- --------------- ---------------
                               Amount  Percent Amount  Percent Amount  Percent
                               ------  ------- ------  ------- ------  -------
Federal income tax expense at
 statutory rate............... $2,885     34%  $3,661     34%  $3,025     34%
Tax-exempt interest income....   (356)    (4)    (371)    (3)    (321)    (4)
Other, net....................    472      5      348      3       73      1
                               ------    ---   ------    ---   ------    ---
  Provision for income taxes.. $3,001     35%  $3,638     34%  $2,777     31%
                               ======    ===   ======    ===   ======    ===

9. Other Comprehensive Income (Loss)

   The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

                                                              Years ended
                                                             December 31,
                                                          --------------------
                                                           2000     1999  1998
                                                          -------  ------ ----
   Unrealized gains (losses) arising during the period..  $(1,682) $1,975 $(38)
   Less: reclassification adjustment for gains realized
    in net income.......................................       --      13   69
                                                          -------  ------ ----
     Other comprehensive income.........................  $(1,682) $1,988 $ 31
                                                          =======  ====== ====

10. 401(k) Profit Sharing Plan

   The Company has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "Plan"). The Plan provides for pretax employee contributions of up to 15% of annual compensation. The Company matches each participant's contributions to the Plan up to 4% of such participant's salary. The Company made contributions before expenses to the Plan of approximately $291,000, $271,000 and $235,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

11. Shareholders' Equity

   On December 16, 1998, the Company completed its initial public offering of Common Stock. After deduction of underwriting discount and expenses of the offering, the aggregate net offering proceeds were $13.1 million.

   The Company's Non-Employee Director Plan ("Non-Employee Director Plan") authorizes the issuance of up to 60,000 shares of Common Stock to the directors of the Company who do not serve as an officer or employee of the Company. Under the Non-Employee Director Plan, up to 12,000 shares of Common Stock may be issued each year for a five-year period if the Company achieves a certain return on equity ratio with no shares to be issued if the Company's return on equity is below 13.0%. In 1999 and 1998, the Company exceeded a 13.0% return on equity. As of December 31, 2000, 24,000 shares have been issued under the Non-Employee Director Plan. Based on the Company's return on average equity for the year ended December 31, 2000, no shares will be issued for 2000.

   The Company's Executive Plan ("Executive Plan") authorizes the issuance of up to 50,000 shares of Common Stock to Don Wang as Chairman of the Board and Chief Executive Officer of the Bank, and David Tai as President of the Bank. Under the Executive Plan, up to 10,000 shares of Common Stock may be issued each

                          METROCORP BANCSHARES, INC.

year for a five-year period if the Company achieves a certain return on equity ratio with no shares to be issued if the Company's return on equity is below 13.0%. Shares will be allocated to these executive officers based on the determination of the Company's Compensation Committee. There are currently no shares issued under the Executive Plan.

   The Company's 1998 Employee Stock Purchase Plan ("Purchase Plan") authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan will be implemented through ten annual offerings. Each year the Board of Directors will determine the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. The offering price per share will be an amount equal to 90% of the closing trading price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock that are equal to 20% of the employee's base salary divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee's option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2000, there have been 11,640 shares issued under this plan.

12. Regulatory Matters

   Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency ("OCC") is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 2000, approximately $17.4 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. The Company declared dividends of $0.24 per share to the shareholders of record during the year ended December 31, 2000 and declared a dividend of $0.06 per share to shareholders of record as of December 31, 1999, which was paid on January 15, 2000.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

   The most recent notifications from the OCC categorized the Bank as "well capitalized", as defined, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must

                          METROCORP BANCSHARES, INC.

maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notifications that management believes have changed the Bank's level of capital adequacy.

   The Company's and the Bank's actual capital amounts and ratios are presented in the following table:

                                               Minimum
                                            required for       To be well
                                               capital     capitalized under
                                              adequacy     prompt corrective
                                Actual        purposes     action provisions
                             -------------  -------------  ------------------
                             Amount  Ratio  Amount  Ratio   Amount    Ratio
                             ------- -----  ------- -----  --------- --------
                                             (in thousands)
As of December 31, 2000
Total risk-based capital
 ratio
  MetroCorp Bancshares,
   Inc...................... $64,855 13.00% $39,920 8.00%  $     N/A      N/A
  MetroBank, N.A............  62,217 12.47%  39,920 8.00%     51,809    10.00%
Tier 1 risk-based capital
 ratio
  MetroCorp Bancshares,
   Inc......................  58,580 11.74%  19,960 4.00%        N/A      N/A
  MetroBank, N.A............  55,942 11.21%  19,960 4.00%     31,085     6.00%
Leverage ratio
  MetroCorp Bancshares,
   Inc......................  58,580  8.39%  27,928 4.00%        N/A      N/A
  MetroBank, N.A............  55,942  8.01%  27,928 4.00%     32,846     5.00%

As of December 31, 1999
Total risk-based capital
 ratio
  MetroCorp Bancshares,
   Inc...................... $62,214 12.01% $41,447 8.00%  $     N/A      N/A
  MetroBank, N.A............  57,595 11.12%  41,447 8.00%     51,809    10.00%
Tier 1 risk-based capital
 ratio
  MetroCorp Bancshares,
   Inc......................  55,725 10.76%  20,724 4.00%        N/A      N/A
  MetroBank, N.A............  51,106  9.86%  20,724 4.00%     31,085     6.00%
Leverage ratio
  MetroCorp Bancshares,
   Inc......................  55,725  8.48%  26,278 4.00%        N/A      N/A
  MetroBank, N.A............  51,106  7.78%  26,277 4.00%     32,846     5.00%

13. Off-Balance Sheet Risk

   The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank's maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance instruments. Commitments to extend credit at December 31, 2000 and 1999 aggregated approximately $68,275,000 and $79,400,000, respectively. Commitments under letters of credit at December 31, 2000 and 1999 totaled $2,316,000 and $4,300,000, respectively.

   During 1999, the Bank entered into two interest rate swaps in an effort to match the repricing of its liabilities with its assets. The swaps each have a notional amount of $10,000,000. With respect to each swap, the Bank pays a floating interest rate tied to LIBOR and receives a fixed rate of 7.15%. The interest rate on each swap was 6.0775% at December 31, 1999, and 6.6241% at December 31, 2000. The fair value of the interest rate swaps at December 31, 2000 was estimated to be ($35,000).

                          METROCORP BANCSHARES, INC.

14. Fair Value of Financial Instruments

   SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosures of estimated fair values for all financial instruments and the methods and assumptions used by management to estimate the fair value for each type of financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

   Certain financial instruments and all non-financial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Bank. For example, the values associated with the various ongoing businesses, which the Bank operates, are excluded. The Bank has developed long-term relationships with its customers through its deposit base referred to as core deposit intangibles. In the opinion of management, these items, in the aggregate, add value to the Bank under SFAS 107 however, their fair value is not disclosed in this note.

   The following summary presents the methodologies and assumptions used to estimate the fair value of the Bank's financial instruments, required to be valued pursuant to SFAS 107:

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

 Investment Securities

   Fair values are based upon publicly quoted market prices.

 Loans

   The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation. Estimated fair value of the loan portfolio at December 31, 2000 and 1999 was $494.2 million and $497.9 million, respectively.

 Liabilities for Which Fair Value Approximates Carrying Value

   SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings, and certain money market deposits) be equal to the carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments. The fair value of federal funds purchased, borrowed funds, acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

                          METROCORP BANCSHARES, INC.

 Time Deposits

   The fair value of time deposits is estimated by discounting cash flows based on contractual maturities at the interest rates for raising funds of similar maturity. Given the level of interest rates prevalent at December 31, 2000, fair value of time deposits approximated their carrying value.

 Commitments to Extend Credit and Standby Letters of Credit

   The fair value of the commitments to extend credit is considered to approximate carrying value at December 31, 2000 and 1999.

15. Commitments and Contingencies

   The Bank leases certain branch premises and equipment under operating leases which expire between 2001 and 2006. The Bank incurred rental expense of approximately $861,000, $828,000, and $689,000 for the years ended December 31, 2000, 1999 and 1998, respectively, under these lease agreements. Future minimum lease payments at December 31, 2000 due under these lease agreements are as follows (in thousands):

   Year                                                                   Amount
   ----                                                                   ------
   2001.................................................................. $  840
   2002..................................................................    705
   2003..................................................................    605
   2004..................................................................    594
   2005..................................................................    542
   After 2005............................................................    417
                                                                          ------
                                                                          $3,703
                                                                          ======

   The Bank is a defendant in several legal actions arising from its normal business activities. Management, based on consultation with legal counsel, believes that the ultimate liability, if any, resulting from these legal actions will not materially affect the Company's financial position, results of operations, or cash flows.

                           METROCORP BANCSHARES, INC.

16. Parent Company Financial Information

   The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

                            Condensed Balance Sheets

                      (in thousands, except share amounts)

                                                                   As of
                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                           Assets
Cash and due from subsidiary bank...........................  $ 3,187  $ 5,338
Investments in bank subsidiary..............................   56,063   47,961
                                                              -------  -------
  Total assets..............................................  $59,250  $53,299
                                                              =======  =======

            Liabilities and Shareholders' Equity
Other liabilities...........................................  $   549  $   719
                                                              -------  -------
  Total liabilities.........................................      549      719
Shareholders' equity:
Preferred stock $1.00 par value, 2,000,000 shares
 authorized, none of which are issued and outstanding.......       --       --
Common stock, $1.00 par value, 20,000,000 shares authorized;
 7,180,030 and 7,122,479 shares issued and 6,979,530 and
 7,102,479 shares outstanding, respectively.................    7,180    7,122
Additional paid-in-capital..................................   26,033   25,646
Retained earnings...........................................   26,936   23,124
Net accumulated other comprehensive income from subsidiary..      121   (3,145)
Treasury stock, at cost.....................................   (1,569)    (167)
                                                              -------  -------
  Total shareholders' equity................................   58,701   52,580
                                                              -------  -------
Total liabilities and shareholders' equity..................  $59,250  $53,299
                                                              =======  =======

                         Condensed Statement of Income

                                 (in thousands)

                                                               Years Ended
                                                               December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
Dividends from subsidiary................................. $1,671 $1,708 $  420
Equity in undistributed income of subsidiary..............  4,136  5,902  5,699
                                                           ------ ------ ------
  Total income............................................  5,807  7,610  6,119
Operating expenses........................................    324    480     --
                                                           ------ ------ ------
Net income................................................ $5,483 $7,130 $6,119
                                                           ====== ====== ======

                          METROCORP BANCSHARES, INC.

                       Condensed Statement of Cash Flows

                                (in thousands)

                                                           Years Ended
                                                          December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Cash flow from operating activities:
  Net income........................................ $ 5,483  $ 7,130  $ 6,119
  Equity in undistributed income of subsidiary......  (4,136)  (5,902)  (5,699)
  (Decrease) increase in other liabilities..........    (170)      65       --
                                                     -------  -------  -------
    Net cash provided by operating activities.......   1,177    1,293      420

Cash flow from investment activities:
  Investment in subsidiary..........................    (700)  (5,000)  (4,000)
                                                     -------  -------  -------
    Net cash used in investing activities...........    (700)  (5,000)  (4,000)

Cash flow from financing activities:
  Proceeds from issuance of common stock............     445    1,194   13,071
  Payment to repurchase common stock................  (1,402)    (167)      --
  Dividends paid....................................  (1,671)  (1,701)      --
  Other, net........................................      --       --      228
                                                     -------  -------  -------
    Net cash provided by (used in) financing
     activities.....................................  (2,628)    (674)  13,299
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................  (2,151)  (4,381)   9,719
Cash and cash equivalents at beginning of year......   5,338    9,719       --
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 3,187  $ 5,338  $ 9,719
                                                     =======  =======  =======
Dividends declared but not paid..................... $   419  $   427  $   420

17. Related Party Transactions

   In the ordinary course of business, the Bank enters into transactions with its officers and directors and their affiliates. It is the Bank's policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2000 and 1999, certain officers and directors and their affiliated companies were indebted to the Bank in the aggregate amounts of approximately $6,263,000 and $4,989,000, respectively.

   The following is an analysis of activity for the years ended December 31, 2000 and 1999 for such amounts (in thousands):

                                                               2000     1999
                                                              -------  -------
   Balance at January 1...................................... $ 4,989  $ 3,468
     New loans and advances..................................   5,270    4,370
     Repayments..............................................  (3,996)  (2,849)
                                                              -------  -------
   Balance at December 31.................................... $ 6,263  $ 4,989
                                                              =======  =======

   In addition, as of December 31, 2000 and 1999, the Bank held demand and other deposits for related parties of approximately $2,685,000 and $3,210,000, respectively.

   New Era Insurance Company is the agency used by the Company for the insurance coverage the Company provides to employees of the Company and the Bank and their dependents. The insurance coverage consists of

                          METROCORP BANCSHARES, INC.

medical, dental, life, accidental death and dismemberment and long-term disability insurance. The Company's President and CEO is a principal shareholder in New Era Insurance Company. The Company paid New Era Insurance Company $1,140,000 and $1,098,000 for such insurance coverage for the years ended December 31, 2000 and 1999, respectively.

   Guamnitz, Inc. owns the buildings in which the Company's corporate headquarters and the Bank's Bellaire branch are located and has entered into lease agreements for these locations with the Company. A Company director is Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. The lease covering the Company's headquarters is for a term of four years and nine months commencing on February 1, 2001 at a net rent of $24,833 per month. The lease covering the Bank's Bellaire branch is for a term of four years and eleven months commencing on January 1, 1997 at a net rent of $10,503 per month. For these respective lease agreements, the Company paid Gaumnitz, Inc. $400,000 and $380,000 during the years ended December 31, 2000 and 1999, respectively.

18. Earnings Per Share

   The following data show the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential Common Stock. Computations reflect the effects of a four for one exchange of common shares, as further described in Note 1.

                                                              Years ended
                                                              December 31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
                                                             (in thousands)
   Net income available to common shareholders' equity
    used in basic and diluted EPS........................ $5,483 $7,130 $6,119
                                                          ====== ====== ======
   Weighted average common shares in basic EPS...........  6,972  7,114  5,691
   Effects of dilutive securities: Options...............      1     --     58
                                                          ------ ------ ------
   Weighted average common and potentially dilutive
    common shares used in diluted EPS....................  6,973  7,114  5,749
                                                          ====== ====== ======

   Outstanding options were excluded from the calculation of weighted average common and potentially dilutive common shares used in diluted earnings per share for the year ended December 31, 1999, because they were antidilutive.

19. Supplemental Statement of Cash Flow Information:

                                                              Years ended
                                                             December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands)
Cash payments during the year for:
  Interest............................................. $27,018 $20,498 $20,058
  Income taxes.........................................   3,086   5,324   5,177
Noncash investing and financing activities:
  Dividends declared not paid..........................     419     427     420
  Other real estate acquired in foreclosure of customer
   loans...............................................   2,261     527     834

                          METROCORP BANCSHARES, INC.

20. Stock-Based Compensation Plan

   The Company grants stock options under several stock-based incentive compensation plans. The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for such plans. In 1995, the FASB issued SFAS 123 Accounting for Stock-Based Compensation which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Stock Options

   The Company has outstanding options issued to five of the six founding directors of the Bank to purchase 100,000 shares of Common Stock pursuant to the 1998 Director Stock Option Agreement ("Founding Director Plan"). Pursuant to the Founding Director Plan, each of the five participants was granted non-qualified options to purchase 20,000 shares of Common Stock at a price of $11.00 per share. A total of 20,000 share options which were initially granted to one of the founding directors were cancelled upon his resignation as a director. The options must be exercised by July 24, 2003. Of the six founding directors of the Bank, the five participants currently serve as directors of the Company and the Bank. The remaining options must be exercised by July 24, 2003.

   The Company's 1998 Stock Incentive Plan ("Incentive Plan") authorizes the issuance of up to 200,000 shares of Common Stock under both "non-qualified" and "incentive" stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within seven years. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. There are options to acquire 50,200 shares of Common Stock outstanding under the Incentive Plan. In 2000, there were options granted to acquire 10,000 shares of Common Stock.

   The options granted during 1998 vested under the Founding Director Plan immediately on the date of the grant and have contractual terms of five years. The options granted during 1999 and 2000 under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price. The exercise price for the options granted under the Founding Director Plan is $11.00 per share and the exercise price for the options granted under the Incentive Plan is the fair market value of the Company's Common Stock on the grant date, which was $8.3125 for the options granted in 1999 and $7.25 for the options granted in 2000. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There was no compensation expense for the years ended December 31, 2000, 1999 or 1998. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $5.4 million, or $0.79 per share for the year ended December 31, 2000, $7.1 million, or $1.00 per share for the year ended December 31, 1999 and $5.9 million, or $1.03 per share for the year ended December 31, 1998.

                          METROCORP BANCSHARES, INC.

   A summary of the status of the Company's stock options granted to directors and employees as of December 31, 2000, 1999 and 1998 and the changes during the years ended on these dates is presented below:

                                              MCBI Stock Options
                          -----------------------------------------------------------
                                 2000                1999                1998
                          ------------------- ------------------- -------------------
                           # Shares  Weighted  # Shares  Weighted  # Shares  Weighted
                              of     Average      of     Average      of     Average
                          Underlying Exercise Underlying Exercise Underlying Exercise
                           Options    Prices   Options    Prices   Options    Prices
                          ---------- -------- ---------- -------- ---------- --------
Outstanding at beginning
 of the year............   146,700   $  10.14  100,000   $ 11.00        --    $   --
Granted.................    10,000       7.25   46,700    8.3125   120,000     11.00
Exercised...............        --         --       --        --        --        --
Canceled................    (6,000)    8.3125       --        --   (20,000)    11.00
Outstanding at end of
 the year...............   150,700    10.0253  146,700     10.14   100,000     11.00
Exercisable at end of
 the year...............   112,210    10.7076  100,000     11.00   100,000     11.00
Weighted average fair
 value of all options
 granted................   $  2.78             $    --             $  2.62

   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                      Assumptions                      2000     1999     1998
                      -----------                     -------  -------  -------
   Expected term..................................... 5 years  5 years  3 years
   Expected Volatility...............................   20.00%   19.30%   24.15%
   Expected dividend yield...........................      --       --       --
   Risk-free interest rate...........................    6.30%    6.40%    5.45%

   The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding              Options Exercisable
                  -------------------------------------  -----------------------
                                Weighted    Wgtd.Avg.                  Weighted
     Range of       Number      Average     Remaining      Number      Average
     Exercise     Outstanding   Exercise   Contractual   Outstanding   Exercise
      Prices      at 12/31/00    Price        Life       at 12/31/00    Price
     --------     -----------   --------   -----------   -----------   --------
   $7.25-$11.00     150,700     $10.0253   3.75 years      112,210     $10.7076

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.