Form 10-Q
period 2001-03-31
METROCORP BANCSHARES INC
filed 2001-05-15
CIK 1068300

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25141

                               -----------------

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

                               -----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $1.00 per share
                                (Title of class)

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ].

     As of April 30, 2001, the number of outstanding shares of Common Stock, par value $1.00 per share was 6,992,171.

================================================================================


                                                       FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.


                                                    METROCORP BANCSHARES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,               DECEMBER 31,
                                                                                      2001                      2000
                                                                               ------------------       ------------------
                                                                                  (UNAUDITED)
                                ASSETS

Cash and cash equivalents:
 Cash and due from banks..............................................            $  60,821                $  42,573
 Federal funds sold and other temporary investments...................               19,667                   49,653
                                                                                  ---------                ---------
    Total cash and cash equivalents...................................               80,488                   92,226
Investment securities available-for-sale, at fair value...............              150,042                  112,016
Investment securities held-to-maturity, at amortized cost.............                    -                   31,743
Loans, net............................................................              458,795                  474,467
Premises and equipment, net...........................................                6,258                    6,575
Accrued interest receivable...........................................                3,795                    4,271
Deferred income taxes.................................................                5,300                    5,797
Due from customers on acceptances.....................................                3,934                    3,322
Other real estate and repossessed assets, net.........................                  927                      757
Other assets..........................................................                5,129                    5,583
                                                                                   --------                 --------
    Total assets......................................................             $714,668                 $736,757
                                                                                   ========                 ========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing..................................................             $ 98,256                 $107,924
 Interest-bearing.....................................................              516,297                  517,982
                                                                                   --------                 --------
    Total deposits....................................................              614,553                  625,906

Other borrowings......................................................               25,382                   25,573
Accrued interest payable..............................................                1,268                    1,816
Income taxes payable..................................................                1,512                      671
Acceptances outstanding...............................................                3,934                    3,322
Other liabilities.....................................................                6,535                   20,768
                                                                                  ---------                 --------
    Total liabilities.................................................              653,184                  678,056
Commitments and contingencies.........................................                    -                        -

Shareholders' equity:
 Preferred stock $1.00 par value, 2,000,000 shares authorized;
   none of which are issued and outstanding...........................                    -                        -
 Common stock, $1.00 par value, 20,000,000 shares authorized;
   7,181,984 shares and 7,180,030 shares are issued and 6,981,484 and 6,979,530 shares are outstanding at March 31, 2001 and
   December 31, 2000, respectively....................................                7,182                    7,180
 Additional paid-in-capital...........................................               26,048                   26,033
 Retained earnings....................................................               28,598                   26,936
 Accumulated other comprehensive income...............................                1,225                      121
 Treasury stock, at cost..............................................               (1,569)                  (1,569)
                                                                                   --------                 --------
    Total shareholders' equity........................................               61,484                   58,701
                                                                                   --------                 --------
    Total liabilities and shareholders' equity........................             $714,668                 $736,757
                                                                                   ========                 ========

                                    See accompanying notes to consolidated financial statements

                                                    METROCORP BANCSHARES, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                            --------------------------------
                                                                            2001                       2000
                                                                            ----                       ----
Interest income:
  Loans.........................................................           $12,019                    $13,056
  Investment securities:
    Taxable.....................................................             2,174                      1,615
    Tax-exempt..................................................               269                        268
  Federal funds sold and other temporary investments............               601                        231
                                                                           -------                    -------
     Total interest income......................................            15,063                     15,170
                                                                           -------                    -------
Interest expense:
  Time deposits.................................................             5,660                      4,238
  Demand and savings deposits...................................             1,178                      1,063
  Other borrowings..............................................               312                        740
                                                                           -------                    -------
     Total interest expense.....................................             7,150                      6,041
                                                                           -------                    -------
Net interest income.............................................             7,913                      9,129
Provision for loan losses.......................................               427                        699
                                                                           -------                    -------
Net interest income after provision for loan losses.............             7,486                      8,430
                                                                           -------                    -------
Noninterest income:
  Service charges...............................................             1,522                      1,063
  Other loan-related fees.......................................               200                        174
  Letters of credit commissions and fees........................               165                        125
  Gain on sale of investment securities, net....................                70                          -
  Other noninterest income......................................               145                        112
                                                                           -------                    -------
     Total noninterest income...................................             2,102                      1,474
                                                                           -------                    -------
Noninterest expense:
  Employee compensation and benefits............................             3,319                      3,235
  Occupancy.....................................................             1,366                      1,436
  Other real estate, net........................................                 7                        (32)
  Data processing...............................................                16                         42
  Professional fees.............................................               396                        519
  Advertising...................................................               114                         96
  Other noninterest expense.....................................             1,221                      1,193
                                                                           -------                    -------
     Total noninterest expense..................................             6,439                      6,489
                                                                           -------                    -------
Income before provision for income taxes........................             3,149                      3,415
Provision for income taxes......................................             1,069                      1,278
                                                                           -------                    -------
Net income......................................................           $ 2,080                    $ 2,137
                                                                           =======                    =======
Earnings per common share:
  Basic.........................................................             $0.30                      $0.30
  Diluted.......................................................             $0.30                      $0.30
Weighted average shares outstanding:
  Basic.........................................................             6,981                      7,014
  Diluted.......................................................             7,028                      7,014

                                    See accompanying notes to consolidated financial statements

                                                    METROCORP BANCSHARES, INC.
                                          Consolidated Statements of Comprehensive Income
                                                          (In thousands)
                                                            (Unaudited)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                            2001                    2000
                                                                                            ----                    ----
Net income.....................................................................             $2,080                  $2,137
                                                                                            ------                  ------

Other comprehensive income, net of tax:
 Unrealized gain (loss) on investment securities, net of tax:
  Unrealized holding gain arising during the period............................              1,104                     384
  Less: reclassification adjustment for gain (loss) included in net income.....                  -                       -
                                                                                            ------                  ------
 Other comprehensive income.....................................................             1,104                     384
                                                                                            ------                  ------
 Total comprehensive income.....................................................            $3,184                  $2,521
                                                                                            ======                  ======

                                    See accompanying notes to consolidated financial statements

                                                    METROCORP BANCSHARES, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                                                                  ACCUMULATED
                                           COMMON STOCK   ADDITIIONAL                OTHER      TREASURY
                                        -----------------   PAID-IN   RETAINED   COMPREHENSIVE    STOCK
                                         SHARES   AT PAR    CAPITAL   EARNINGS    INCOME(LOSS)   AT COST    TOTAL
                                        -------   ------  ----------- --------   --------------  -------    -----
Balance at January 1, 2000............   7,102   $7,122     $25,646   $23,124      $(3,145)      $  (167)  $52,580
Issuance of common stock..............       1        1           2         -             -            -         3
Repurchase of common stock............    (153)       -           -         -             -       (1,204)   (1,204)
Other comprehensive income............       -        -           -         -           384            -       384
Net income............................       -        -           -     2,137             -            -     2,137
Dividend payment......................       -        -           -      (418)            -            -      (418)
                                         -----   ------     -------   -------       ------        -------   -------
Balance at March 31, 2000.............   6,950   $7,123     $25,648   $24,843      $ (2,761)     $ (1,371) $ 53,482
                                         =====   ======     =======   =======      ========      ========  ========


                                                                                  ACCUMULATED
                                           COMMON STOCK   ADDITIIONAL                OTHER      TREASURY
                                        -----------------   PAID-IN   RETAINED   COMPREHENSIVE    STOCK
                                         SHARES   AT PAR    CAPITAL   EARNINGS    INCOME(LOSS)   AT COST    TOTAL
                                        -------   ------  ----------- --------   --------------  -------    -----
Balance at January 1, 2001............   6,979    $7,180   $26,033    $26,936      $    121      $(1,569)  $58,701
Issuance of common stock..............       2         2        14          -             -            -        16
Adjustment............................       -         -         1          -             -            -         1
Other comprehensive income............       -         -         -          -         1,104            -     1,104
Net income............................       -         -         -      2,080             -            -     2,080
Dividend payment......................       -         -         -       (418)            -            -      (418)
                                         -----    ------   -------    -------      --------      -------   -------
Balance at March 31, 2001.............   6,981    $7,182   $26,048    $28,598      $  1,225      $(1,569)  $61,484
                                         =====    ======   =======    =======      ========      =======   =======

                                    See accompanying notes to consolidated financial statements


                                                    METROCORP BANCSHARES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)
                                                            (Unaudited)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                         2001                    2000
                                                                                         ----                    ----
Cash flows from operating activities:
  Net income...............................................................           $  2,080                 $ 2,137
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...........................................................                459                     551
    Provision for loan losses..............................................                427                     699
    Gain on securities sales...............................................                (70)                      -
    Gain on sale of other real estate......................................                  -                     (39)
    Deferred loan fees.....................................................                (79)                     73
    Deferred income taxes..................................................                (72)                   (315)
    Changes in:
     Accrued interest receivable...........................................                476                     263
     Accrued interest payable..............................................               (548)                   (694)
     Income taxes payable..................................................                841                   1,361
     Other liabilities.....................................................            (14,805)                    502
     Other assets..........................................................                454                     372
                                                                                      --------                --------
      Net cash provided by (used in) operating activities..................            (10,837)                  4,910
                                                                                      --------                --------
Cash flows from investing activities:
  Purchases of securities available-for-sale...............................            (21,270)                 (5,058)
  Proceeds from sales, maturities and principal paydowns of
    securities available-for-sale..........................................             16,730                     869
  Proceeds from maturities and principal paydowns of
    securities held-to-maturity............................................                  -                     800
  Net change in loans......................................................             15,149                   2,909
  Proceeds from sale of other real estate..................................                  5                   1,297
  Purchases of premises and equipment......................................               (142)                   (175)
                                                                                      --------                --------
     Net cash provided by investing activities.............................             10,472                     642
                                                                                      --------                --------
Cash flows from financing activities:
  Net change in:
    Deposits...............................................................            (11,353)                 15,806
    Other borrowings.......................................................                382                    (100)
  Proceeds from issuance of common stock...................................                 17                       3
  Treasury stock purchased, net............................................                  -                  (1,204)
  Dividends paid...........................................................               (419)                   (427)
                                                                                      --------                --------
     Net cash provided by (used in) financing activities...................            (11,373)                 14,078
                                                                                      --------                --------
Net (decrease) increase in cash and cash equivalents.......................            (11,738)                 19,630
Cash and cash equivalents at beginning of period...........................             92,226                  36,416
                                                                                      --------                --------
Cash and cash equivalents at end of period.................................           $ 80,488                $ 56,046
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

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2001, the Company's consolidated results of operations for the three months ended March 31, 2001 and 2000, respectively, consolidated cash flows for the three months ended March 31, 2001 and 2000, respectively, and consolidated changes in shareholders' equity for the three months ended March 31, 2001 and 2000, respectively. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

      Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

      These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                   --------------------
                                                    2001          2000
                                                   ------        ------
                                                   (IN THOUSANDS, EXCEPT
                                                     PER SHARE AMOUNTS)

Net income available to common shareholders.....   $2,080        $2,137
                                                   ======        ======
Weighted average common shares outstanding:
  Basic.........................................    6,981         7,014
  Diluted.......................................    7,028         7,014

Earnings per common share:
  Basic.........................................   $ 0.30        $ 0.30
  Diluted.......................................   $ 0.30        $ 0.30

3.   NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, became effective for reporting periods beginning after June 15, 2000, and was not to be applied retroactively. In June 1999, FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to:
1) hedge exposure to change the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company's financial statements, nor does management expect SFAS 133 to have a significant impact on future operations.

      In September 2000, FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS 125. The statement revises the standards for accounting for the secutitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS 140 will not have a material impact on the Company's financial position or results of operations. SFAS 140 must be applied prospectively.

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

     General.   Net income for the three months ended March 31, 2001 was $2.1 million, relatively unchanged compared with net income for same period in 2000. In the first quarter 2001, the Federal Reserve lowered interest rates three times totaling 150 basis points: 50 basis points at the beginning of January, 50 basis points at the end of January and 50 basis points in March. The relatively flat net income for the first quarter 2001, compared with the first quarter 2000, was due, in part, to lowered loan volumes as a result of loan prepayments and a decrease in interest rates. This was partially offset by increased investment income due to increased volume in the investment portfolio. Interest-bearing deposits increased significantly incurring greater interest expense while noninterest income improved and noninterest expense remained basically unchanged. The Company's basic and diluted EPS for the three months ended March 31, 2001 was $0.30, or unchanged from $0.30 per share reported for the same quarter in 2000.

      At March 31, 2001, total assets and net loans were $714.7 million and $458.8 million, respectively, compared with $736.8 million and $474.5 million, respectively, at December 31, 2000. The $22.1 million or 3.0% decrease in total assets in the first quarter 2001 was attributable to decreased net loan balances of $15.7 million, decreased cash and cash equivalents of $11.7 million, offset by increased investment securities and other assets of $5.3 million. The decrease in net loans was primarily due to loan prepayments. The decrease in cash and cash equivalents, which includes overnight Federal funds sold, for the first quarter 2001 was the effect of new deposit growth offset by $20.0 million in CD's called as part of two interest rate swap contracts initiated in 1999. Total liabilities and total deposits at March 31, 2001 were $653.2 million and $614.6 million, respectively, compared with $678.1 million and $625.9 million, respectively, at December 31, 2000. The $11.3 million or 1.8% decrease in deposits over the three month period ended March 31, 2001 was primarily due to a $9.7 million decrease in noninterest-bearing demand deposits and the $20.0 million in called CD's, offset by interest-bearing deposit growth of $18.4 million. While total deposits decreased over the first quarter 2001, interest-bearing deposit growth was still recognized, which is a result of the continued efforts on the "total relationship banking" initiatives. This has had a positive impact on liquidity and has allowed the Company to continue funding loans from internally-generated deposits.

      Shareholders' equity at March 31, 2001 was $61.5 million compared with $58.7 million at December 31, 2000, an increase of $2.8 million or 4.7%. The increase is primarily due to net income and a gain on securities offset by a dividend payment of $418,000. The unrealized gain on securities was a market value gain in the available-for-sale bond portfolio as a result of lower market interest rates. The Company's return on average assets for the first quarter 2001 was 1.17% versus 1.29% for the same quarter in 2000. The return on average shareholders' equity was 13.97% for the first quarter of 2001, down from 16.31% for the same quarter in 2000. The decreased performance ratios are primarily the result of a decrease in interest income combined with an increase in interest-bearing deposits that incurred greater interest expense.

      Net Interest Income. For the three months ended March 31, 2001, net interest income, before the provision for loan losses, decreased by $1.2 million or 13.3% to $7.9 million from $9.1 million for the same period in 2000. The decrease in net interest income for the first quarter of 2001, compared with the first quarter of 2000, was due to the combination of a decrease in loan volumes, a decrease in rates on loans and investments and growth in interest-bearing deposits that incurred greater interest expense. For the quarters ended March 31, 2001 and 2000, the net interest margin narrowed 114 basis points to 4.77% from 5.91%, respectively. The narrowing of the net interest margin was the combined result of lower loan volumes repricing as the market "prime rate" moves, offset by increased interest-bearing deposit volumes repricing on a contractual basis rather than monthly. Pressure was felt in the net interest margin as declining interest rates brought down the yields on the loan and investment portfolios faster than the contractual rates paid for interest-bearing deposits changed, further compressing the net interest margin.

      Interest income for the three months ended March 31, 2001 decreased slightly by 0.7% to $15.1 million from $15.2 million for the same period in 2000. The decrease was due primarily to lower market interest rates and decreased loan volume as a result of prepayments. The loan portfolio is weighted toward variable rate loans that reprice as the market "prime rate" moves and is therefore sensitive to interest rate movement. The average prime rate in the first quarter 2001 was 8.67% compared to 8.75% in the first quarter 2000. At March 31, 2001 the prime rate was 8.50% compared to 9.00% at March 31, 2000. Interest income from loans for the first quarter 2001 was $12.0 million, down $1.1 million or 7.9% from $13.1 million in the first quarter 2000 primarily due to loan prepayments. The average yield on average total loans of $475.2 million in the first quarter 2001 was 10.12% compared to the same period last year with average total loans of $492.5 million with an average yield of 10.60%, a volume and yield decrease of $17.3 million and 48 basis points, respectively. Interest income from investments for the first quarter 2001 was $3.0 million, up $0.9 million or 44.0% from $2.1 million in the first quarter 2000 primarily due to an increase in investments. In the first quarter 2001, the average yield on average total investments of $197.8 million was 6.15% compared to the same quarter last year with average total investments of $125.3 million at 6.75%, an increase in volume and a decrease in yield of $72.5 million and 60 basis points, respectively. For the first quarter 2001, total earning assets averaged $673.0 million with an average yield of 9.08% compared to $617.8 million with an average yield of 9.82% for the first quarter 2000, an increase in average volume of $55.2 million and a decrease in average yield of 74 basis points.

      Interest expense for the three months ended March 31, 2001 increased by $1.1 million or 18.4% to $7.1 million compared with $6.0 million for the same period in 2000. Included in total interest expense is interest expense paid on borrowed funds which was $312,000 for the first quarter 2001 compared with $740,000 for the first quarter 2000, a decrease of $428,000 or 57.8%. The decrease was primarily due to the repayment of a $25.0 million Federal Home Loan Bank ("FHLB") loan in the third quarter 2000. The overall increased interest expense in the first quarter 2001 compared to the first quarter 2000 was the result of higher interest-bearing deposit volumes coupled with contractually higher interest rates paid. The higher interest paid in 2001 was due to the interest-bearing deposit growth that occurred in the year 2000 while market rates were at a cyclical high. Typically, interest-bearing time deposits are contracted with terms of six months to one year. Therefore, when market rates decline, the average rates paid for interest-bearing deposits generally decline at a slower pace. Average interest-bearing deposits for the first quarter 2001 were $519.5 million compared with average interest-bearing deposits for the first quarter 2000 of $449.9 million, an increase of $69.6 million or 15.5%.
The average rate paid for these deposits also increased, by 56 basis points, to 5.27% for the first quarter 2001, compared to 4.71% for the first quarter 2000. The Company views its time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics and the Company continues to anticipate that this source of funding will continue to sustain a substantial portion of the Company's asset growth in the future.

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


                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------------------------------------
                                                                  2001                                     2000
                                                        --------------------------------      -----------------------------
                                                            AVERAGE     INTEREST  AVERAGE    AVERAGE    INTEREST  AVERAGE
                                                          OUTSTANDING   EARNED/   YIELD/   OUTSTANDING  EARNED/   YIELD/
                                                            BALANCE       PAID     RATE      BALANCE      PAID     RATE
                                                        -------------- --------- --------  -----------  --------  -------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
  Total loans.........................................    $475,193    $12,019    10.12%     $492,472    $13,056    10.60%
  Taxable securities..................................     130,016      2,174     6.69%       91,100      1,615     7.09%
  Tax-exempt securities...............................      20,873        269     5.15%       21,653        268     4.95%
  Federal funds sold and other temporary investments..      46,958        601     5.12%       12,561        231     7.36%
                                                          --------    -------               --------    -------
    Total interest-earning assets.....................     673,040     15,063     9.08%      617,786     15,170     9.82%
  Less allowance for loan losses......................      (9,271)                           (7,870)
                                                          --------                          --------
Total interest-earning assets, net of allowance for
  loan losses.........................................     663,769                           609,916
Noninterest-earning assets............................      55,416                            56,376
                                                          --------                          --------
    Total assets......................................    $719,185                          $666,292
                                                          ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits....................    $ 49,429    $   368     3.02%     $ 41,076    $   308     3.00%
  Saving and money market deposits....................      96,050        810     3.42%       93,459        755     3.23%
  Time deposits.......................................     373,979      5,660     6.14%      315,376      4,238     5.38%
  Federal funds purchased and securities sold under
   repurchase agreements..............................           -          -        -            47          1     5.99%
  Other borrowings....................................      25,823        312     4.83%       55,561        739     5.32%
                                                          --------    -------               --------    -------
    Total interest-bearing liabilities................     545,281      7,150     5.32%      505,519      6,041     4.78%
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits.................     102,706                            97,602
  Other liabilities...................................      10,812                            10,463
                                                          --------                          --------
    Total liabilities.................................     658,799                           613,584

Shareholders' equity..................................      60,386                            52,708
                                                          --------                          --------
    Total liabilities and shareholders' equity........    $719,185                          $666,292
                                                         =========                          ========

Net interest income...................................                $ 7,912                           $ 9,129
                                                                      =======                           =======

Net interest spread...................................                            3.76%                             5.04%

Net interest margin...................................                            4.77%                             5.91%


      The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three month period ended March 31, 2001 compared with the three month period ended March 31, 2000. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------------------------------
                                                                                         2001 VS 2000
                                                                     ----------------------------------------------------
                                                                             INCREASE (DECREASE)
                                                                                    DUE TO
                                                                     -----------------------------------
                                                                            VOLUME              RATE                TOTAL
                                                                        -------------      -------------       -------------
                                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans..............................................................      $ 1,279            $(2,316)            $(1,037)
  Securities.........................................................          860               (300)                560
  Federal funds sold and other temporary investments.................        1,422             (1,052)                370
                                                                           -------            -------             -------
        Total increase (decrease) in interest income.................        3,561             (3,668)               (107)

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits...................................           50                 10                  60
  Saving and money market deposits...................................         (124)               179                  55
  Time deposits......................................................       (1,431)             2,853               1,422
  Federal funds purchased............................................           (1)                 -                  (1)
  Other borrowings...................................................         (301)              (126)               (427)
                                                                           -------             ------             -------
        Total increase (decrease) in interest expense................       (1,807)             2,916               1,109
                                                                           -------             ------             -------
Increase (decrease) in net interest income...........................      $ 5,368            $(6,584)            $(1,216)
                                                                           =======            =======             =======

      Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. For the three months ended March 31, 2001, the provision for loan losses was $427,000 compared to $699,000 for the three months ended March 31, 2000, down $272,000 or 38.9% primarily due to a higher balance in the allowance for loan losses. The allowance for loan losses at March 31, 2001 was $9.3 million, compared with $8.3 million at March 31, 2000. At March 31, 2001, the ratio of the allowance for loan losses to total loans was 1.99% compared with 1.70% at March 31, 2000. As of March 31, 2001, management believed the allowance for loan losses to be adequate to absorb probable losses inherent in the loan portfolio.

      Noninterest Income. Total noninterest income for the three months ended March 31, 2001 was $2.1 million, up $628,000 or 42.6% from the same quarter in 2000. This was the result of increased deposit volumes and the Company's efforts to maximize fee income. The effects of the improvements made were primarily in the category of "service charges" which include the collection of bank services fees in addition to the customary monthly service charges and NSF fees on deposit accounts. For the three months ended March 31, 2001 and 2000, such service charges were $1.5 million and $1.1 million, respectively, and represented 72.4% and 72.1% of total noninterest income. For the three months ended March 31, 2001 and 2000, all other noninterest income was $580,000 and $411,000, respectively, and represented 27.6% and 27.9% of total noninterest income.

      The following table presents, for the periods indicated, the categories of noninterest income:


                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                    -----------------------------
                                                                    2001                     2000
                                                                    ----                     ----
                                                                        (DOLLARS IN THOUSANDS)
Service charges.......................................             $1,522                   $1,063
Other loan-related fees...............................                200                      174
Letters of credit commissions and fees................                165                      125
Gain on sale of investment securities, net............                 70                        -
Other noninterest income..............................                145                      112
                                                                   ------                   ------
  Total noninterest income............................             $2,102                   $1,474
                                                                   ======                   ======


     Noninterest Expense. For the three months ended March 31, 2001, noninterest expense decreased slightly by $50,000 or 0.77% to $6.4 million compared with $6.5 million for the same quarter in 2000. The decrease in total noninterest expense for the first quarter 2001 was a combination of decreased non-staff expense of $134,000 and increased employee compensation and benefits expense of $84,000. The Company's quarterly average for noninterest expense in the year 2000 was $6.8 million reflecting higher legal and professional fees due to the factored receivables charge-off. Compared to the quarterly average in the year 2000, total noninterest expense decreased $400,000 in the first quarter 2001. The Company's efficiency ratio, however, softened over the three month period ended March 31, 2001, compared to the same period in 2000, to 64.29% from 61.20%, respectively.

     The following table presents, for the periods indicated, the major categories in noninterest expense:




                                                           FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                       -----------------------------
                                                       2001                     2000
                                                       ----                     ----
                                                           (DOLLARS IN THOUSANDS)
Employee compensation and benefits...............      $3,319                   $3,235
Non-staff expenses:
 Occupancy.......................................       1,366                    1,436
 Other real estate, net..........................           7                      (32)
 Data processing.................................          16                       42
 Professional fees...............................         396                      519
 Advertising.....................................         114                       96
 Director compensation...........................          98                      124
 Printing and supplies...........................         107                       93
 Telecommunications..............................         171                      141
 Other noninterest expense.......................         845                      835
                                                       ------                   ------
  Total non-staff expenses.......................       3,120                    3,254
                                                       ------                   ------
  Total noninterest expenses.....................      $6,439                   $6,489
                                                       ======                   ======

  Employee compensation and benefits expenses represented 51.5% and 49.8% of total noninterest expense for the three months ended March 31, 2001 and 2000, respectively. Employee compensation and benefits expense for the quarters ended March 31, 2001 and 2000 were $3.3 million and $3.2 million, respectively, an increase of $84,000 or 2.6%. The increase for the first quarter 2001 was primarily due to salary increases. Full-time equivalent (FTE) employees at March 31, 2001 and 2000 were 306.6 and 309.4, respectively.

      For the three months ended March 31, 2001, non-staff expenses decreased by $134,000 or 4.1% compared with the same quarter in 2000. The decrease in non-staff expenses for the first quarter ended 2001 resulted primarily from decreased professional fees and the closing of the Bank's Galleria branch in November 2000. Professional fees were down from the first quarter 2000 by $123,000 and down from the fourth quarter 2000 by $233,000.

Financial Condition

      Loan Portfolio. Total loans decreased by $15.6 million or 3.2%, from $483.7 million at December 31, 2000 to $468.1 million at March 31, 2001. The decrease was primarily the result of loan prepayments. Historically, the first quarter is the Bank's slowest time of year in terms of loan growth. At March 31, 2001 and December 31, 2000, the ratio of total loans to total deposits was 76.2% and 77.3%, respectively. For the same periods, total loans represented 65.5% and 65.7% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:



                                                                              AS OF MARCH 31, 2001   AS OF DECEMBER 31, 2000
                                                                             ---------------------   -----------------------
                                                                                AMOUNT     PERCENT     AMOUNT      PERCENT
                                                                             ----------   ---------   --------    ---------
                                                                                         (DOLLARS IN THOUSANDS)
Commercial and industrial.............................................        $282,822      59.70%     $298,134     60.92%
Real estate mortgage:
      Residential.....................................................           9,064       1.91        10,141      2.07
      Commercial......................................................         136,103      28.73       128,242     26.20
Real estate construction:
      Residential.....................................................           7,079       1.49         7,542      1.54
      Commercial......................................................          27,956       5.90        32,059      6.55
Consumer and other....................................................          10,685       2.26        11,986      2.45
Factored receivables..................................................               -          -         1,297      0.27
                                                                              --------     ------      --------    ------
Gross loans...........................................................         473,709     100.00%      489,401    100.00%
                                                                                           ======                  ======
      Less: unearned discounts, interest and deferred fees............          (5,584)                  (5,663)
                                                                              --------                 --------
Total loans...........................................................         468,125                  483,738
      Less: allowance for loan losses.................................          (9,330)                  (9,271)
                                                                              --------                 --------
Loans, net............................................................        $458,795                 $474,467
                                                                              ========                 ========


      Nonperforming Assets. Net nonperforming assets at March 31, 2001 and December 31, 2000 were $2.9 million and $1.9 million, respectively. The increase of $1.0 million, or 48.0%, resulted from two loans that moved into workout. These figures are net of the loan portions guaranteed by the United States Department of Commerce's Small Business Administration (the "SBA"), the Export Import Bank of the United States (the "Ex-Im Bank"), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF"), an agency sponsored by the government of Taiwan, which were $1.5 million at March 31, 2001 and $1.0 million at December 31, 2000. The ratios for net nonperforming assets to total loans and other real estate were 0.61% and 0.40%, for March 31, 2001 and December 31, 2000, respectively. The ratios for net nonperforming assets to total assets were 0.40% and 0.26%, for the same periods, respectively.

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

      The following table presents information regarding nonperforming assets at the periods indicated:

                                                                                             AS OF                     AS OF
                                                                                        MARCH 31, 2001           DECEMBER 31, 2000
                                                                                        --------------           -----------------
                                                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                                           $3,389                       $2,225
Accruing loans 90 days or more past due ..........................................              -                            -
Other real estate.................................................................            871                          696
Other assets repossessed..........................................................             56                           61
                                                                                           ------                       ------
      Total nonperforming assets..................................................          4,316                        2,982
Less:
      Nonperforming loans guaranteed by the SBA, Ex-Im Bank
        and OCCGF.................................................................          1,455                        1,049
                                                                                           ------                       ------
      Total net nonperforming assets..............................................         $2,861                       $1,933
                                                                                           ======                       ======

Nonperforming assets to total assets..............................................           0.60%                        0.40%
Nonperforming assets to total loans and other real estate.........................           0.92%                        0.62%
Net nonperforming assets to total assets (1)......................................           0.40%                        0.26%
Net nonperforming assets to total loans and other real estate (1).................           0.61%                        0.40%

___________

(1) Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

      Allowance for Loan Losses. For the three months ended March 31, 2001, net loan charge-offs were $368,000 or 0.08% of average loans outstanding compared with $5.8 million or 1.19% for the year ended December 31, 2000. The Company seeks recovery of charge-offs through all available channels. The Company continues working to further strengthen its credit administration systems and loan review procedures. At both March 31, 2001 and December 31, 2000, the allowance for loan losses aggregated $9.3 million, or 1.99% and 1.92% of total loans, respectively.

      The following table presents an analysis of the allowance for loan losses and other related data:



                                                                    AS OF                         AS OF
                                                               MARCH 31, 2001               DECEMBER 31, 2000
                                                               --------------               -----------------
                                                                            (DOLLARS IN THOUSANDS)
Average year-to-date total loans outstanding..................     $475,193                     $486,549
                                                                   ========                     ========
Total loans outstanding at end of period......................     $468,125                     $483,738
                                                                   ========                     ========
Allowance for loan losses at beginning of period..............     $  9,271                     $  7,537
Provision for loan losses.....................................          427                        7,508
Charge-offs:
      Commercial and industrial...............................         (348)                      (1,479)
      Real estate - mortgage..................................            -                          (23)
      Real estate - construction..............................            -                            -
      Consumer and other......................................          (58)                      (5,524)
                                                                   --------                     --------
      Total charge-offs.......................................         (406)                      (7,026)
                                                                   --------                     --------
Recoveries:
      Commercial and industrial...............................            7                          901
      Real estate - mortgage..................................           11                            8
      Real estate - construction..............................            -                            -
      Consumer and other......................................           20                          343
                                                                   --------                     --------
      Total recoveries........................................           38                        1,252
                                                                   --------                     --------
Net loan charge-offs..........................................         (368)                      (5,774)
                                                                   --------                     --------
Allowance for loan losses at end of period....................     $  9,330                     $  9,271
                                                                   ========                     ========
Ratio of allowance to end of period total loans...............         1.99%                        1.92%
Ratio of net loan charge-offs to average total loans..........         0.08%                        1.19%
Ratio of allowance to end of period non-performing loans......       275.30%                      416.67%

      Securities. At March 31, 2001, the securities portfolio totaled $150.0 million, reflecting an increase of $6.3 million or 4.4% from $143.8 million at December 31, 2000. While loan growth slowed in the first quarter 2001, the Company's liquidity was invested in securities. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has been funded by the liquidity created from deposit growth in excess of loan funding requirements. Effective January 1, 2001, the Company adopted SFAS 133, which allowed for a one-time transfer of investment securities between the held-to-maturity and available-for-sale categories. The Company reclassified its "held-to-maturity" investment portfolio to the "available-for-sale" category which has provided greater flexibility in the ongoing management of the Company's liquidity.

     Deposits. At March 31, 2001, total deposits were $614.6 million, down $11.3 million or 1.8% from $625.9 million at December 31, 2000. Noninterest-bearing deposits at March 31, 2001 decreased by $9.7 million or 9.0% to $98.3 million from $107.9 million at December 31, 2000. Interest-bearing deposits at March 31, 2001 decreased by $1.7 million or 0.3% to $516.3 million from $518.0 million at December 31, 2000. The Company's ratios of noninterest-bearing demand deposits to total deposits at March 31, 2001 and December 31, 2000 were 16.0% and 17.2%, respectively. The $1.7 million decrease in interest-bearing deposits for the first quarter 2001 was the net effect of a decrease of $20.0 million in CD's which were called as a result of two called interest rate swap contracts and an $18.3 million increase in interest-bearing deposits.

     Other Borrowings. The Company has two ten year loans totaling $25.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The Company has an additional unused, unsecured line of credit with the FHLB totaling $50.0 million. The ten year loans bear interest at an average rate of 4.99% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $5.0 million at March 31, 2001 and December 31, 2000.

     Capital Resources. Shareholders' equity increased from $58.7 million at December 31, 2000 to $61.5 million at March 31, 2001, an increase of $2.8 million or 4.7%. The increase was primarily due to net income of $2.1 million, an unrealized gain on securities of $1.1 million offset by a dividend payment of $418,000.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2001 to the minimum and well-capitalized regulatory standards:




                                                MINUMUM             TO BE WELL
                                              REQUIRED FOR      CAPITALIZED UNDER
                                            CAPITAL ADEQUACY    PROMPT CORRECTIVE   ACTUAL RATIO AT
                                                PURPOSES        ACTION PROVISIONS   MARCH 31, 2001
                                            -----------------   -----------------   ----------------
THE COMPANY
  Leverage ratio.........................        4.00%(1)               N/A            8.38%
  Tier 1 risk-based capital ratio........        4.00                   N/A           12.38
  Risk-based capital ratio...............        8.00                   N/A           13.64

THE BANK
  Leverage ratio.........................        4.00%(2)              5.00%           8.01%
  Tier 1 risk-based capital ratio........        4.00                  8.00           11.82
  Risk-based capital ratio...............        8.00                 10.00           13.08

_________________

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There have been no material changes in the previously disclosed market risk information in the Company's Form 10-K for the year ended December 31, 2000. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Liquidity."



                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5.  OTHER INFORMATION

      Not applicable

ITEM 6A.  EXHIBITS

  EXHIBIT                              IDENTIFICATION
  NUMBER                                 OF EXHIBIT

   11      -   Computation of Earnings Per Common Share, included as Note (2) to the Interim Consolidated Financial Statements on Page 6 of this
               Form 10-Q.

ITEM 6B.    REPORTS ON FORM 8-K

      Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METROCORP BANCSHARES, INC.



                                  By: /s/ Don J. Wang
                                     ------------------------------------
   Date:  May 15, 2001               Don J. Wang
                                     Chairman of the Board and President
                                     (principal executive officer)



   Date:  May 15, 2001            By: /s/ Ruth E. Ransom
                                     ------------------------------------
                                     Ruth E. Ransom
                                     Chief Financial Officer and Senior Vice
                                     President (principal financial officer
                                     and principal accounting officer)