Form 10-Q
period 2001-06-30
METROCORP BANCSHARES INC
filed 2001-08-14
CIK 1068300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of July 31, 2001, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,006,747.

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

                          METROCORP BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                JUNE 30,          DECEMBER 31,
                                                                                  2001                2000
                                                                                --------          ------------
                                                                              (Unaudited)
                               ASSETS
Cash and cash equivalents:
 Cash and due from banks..............................................        $ 45,951                $ 42,573
 Federal funds sold and other temporary investments...................          45,554                  49,653
                                                                             ---------               ---------
   Total cash and cash equivalents....................................          91,505                  92,226
Investment securities available-for-sale, at fair value...............         152,730                 112,016
Investment securities held-to-maturity, at amortized cost.............               -                  31,743
Loans, net............................................................         460,004                 474,467
Premises and equipment, net...........................................           5,970                   6,575
Accrued interest receivable...........................................           3,672                   4,271
Deferred income taxes.................................................           5,643                   5,797
Due from customers on acceptances.....................................           3,744                   3,322
Other real estate and repossessed assets, net.........................           1,625                     757
Other assets..........................................................           5,436                   5,583
                                                                             ---------               ---------
   Total assets.......................................................        $730,329                $736,757
                                                                             =========               =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing..................................................        $108,942                $107,924
 Interest-bearing.....................................................         521,368                 517,982
                                                                             ---------               ---------
   Total deposits.....................................................         630,310                 625,906

Other borrowings......................................................          25,548                  25,573
Accrued interest payable..............................................           1,036                   1,816
Income taxes payable..................................................             311                     671
Acceptances outstanding...............................................           3,744                   3,322
Other liabilities.....................................................           6,581                  20,768
                                                                             ---------               ---------
   Total liabilities..................................................         667,530                 678,056

Shareholders' equity:
 Preferred stock $1.00 par value, 2,000,000 shares authorized;
  none of which are issued and outstanding............................               -                       -
 Common stock, $1.00 par value, 20,000,000 shares authorized;
  7,182,118 shares and 7,180,030 shares are issued and 6,992,171 and 6,979,530 shares are outstanding at June 30, 2001 and
  December 31, 2000, respectively.....................................           7,182                   7,180
 Additional paid-in-capital...........................................          26,068                  26,033
 Retained earnings....................................................          30,302                  26,936
 Accumulated other comprehensive income...............................             728                     121
 Treasury stock, at cost..............................................          (1,481)                 (1,569)
                                                                             ---------               ---------
   Total shareholders' equity.........................................          62,799                  58,701
                                                                             ---------               ---------
   Total liabilities and shareholders' equity.........................        $730,329                $736,757
                                                                             =========               =========

     See accompanying notes to condensed consolidated financial statements

                          METROCORP BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                 ENDED JUNE 30,
                                                           ----------------------         -----------------------
                                                             2001           2000            2001            2000
                                                           -------         ------         -------          ------
Interest income:
 Loans.................................................     $11,207        $12,865         $23,226        $25,921
 Investment securities:
  Taxable..............................................       2,160          1,677           4,334          3,292
  Tax-exempt...........................................         291            268             560            536
 Federal funds sold and other temporary investments....         538            718           1,139            949
                                                          ---------      ---------       ---------      ---------
   Total interest income...............................      14,196         15,528          29,259         30,698
                                                          ---------      ---------       ---------      ---------
Interest expense:
 Time deposits.........................................       5,151          4,753          10,811          8,991
 Demand and savings deposits...........................         951          1,071           2,129          2,134
 Other borrowings......................................         315            677             627          1,417
                                                          ---------      ---------       ---------      ---------
   Total interest expense..............................       6,417          6,501          13,567         12,542
                                                          ---------      ---------       ---------      ---------
Net interest income....................................       7,779          9,027          15,692         18,156
Provision for loan losses..............................         356          5,580             783          6,279
                                                          ---------      ---------       ---------      ---------
Net interest income after provision for loan losses....       7,423          3,447          14,909         11,877
                                                          ---------      ---------       ---------      ---------
Noninterest income:
 Service charges.......................................       1,620            941           3,142          1,813
 Other loan-related fees...............................         299            230             499            404
 Letters of credit commissions and fees................         184            152             349            277
 Gain on sale of investment securities, net............         106              -             176              -
 Other noninterest income..............................         130            590             276            893
                                                          ---------      ---------       ---------      ---------
   Total noninterest income............................       2,339          1,913           4,442          3,387
                                                          ---------      ---------       ---------      ---------
Noninterest expense:
 Employee compensation and benefits....................       3,765          3,403           7,336          6,886
 Occupancy.............................................       1,101          1,294           2,266          2,550
 Other real estate, net................................         (10)            16              (3)           (16)
 Data processing.......................................          22             44              38             86
 Professional fees.....................................         368          1,007             764          1,526
 Advertising...........................................         104            150             218            246
 Other noninterest expense.............................       1,270          1,351           2,440          2,476
                                                          ---------      ---------       ---------      ---------
   Total noninterest expense...........................       6,620          7,265          13,059         13,754
                                                          ---------      ---------       ---------      ---------
Income (loss) before provision for income taxes........       3,142         (1,905)          6,292          1,510
Provision (benefit) for income taxes...................       1,019           (752)          2,088            526
                                                          ---------      ---------       ---------      ---------
Net income (loss)......................................     $ 2,123        $(1,153)        $ 4,204        $   984
                                                          =========      =========       =========      =========
Earnings (loss) per common share:
 Basic.................................................     $  0.30        $ (0.17)        $  0.60        $  0.14
 Diluted...............................................     $  0.30        $ (0.17)        $  0.60        $  0.14
Weighted-average shares outstanding:
 Basic.................................................       6,990          6,942           6,986          6,978
 Diluted...............................................       7,001          6,942           7,014          6,978

    See accompanying notes to condensed consolidated financial statements.

                          METROCORP BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                                                --------------------    ------------------
                                                                                  2001         2000        2001      2000
                                                                                 ------       ------      ------    ------
Net income (loss)                                                               $2,123      $(1,153)     $4,204    $  984
                                                                                ------      -------      ------    ------
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on investment securities, net of tax:
       Unrealized holding gain (loss) arising during the period............       (497)         184         607       568
       Less: reclassification adjustment for gain (loss) included in net
        income.............................................................          -            -           -         -
                                                                                ------      -------      ------    ------
     Other comprehensive income (loss).....................................       (497)         184         607       568
                                                                                ------      -------      ------    ------
     Total comprehensive income (loss).....................................     $1,626      $  (969)     $4,811    $1,552
                                                                                ======      =======      ======    ======

                          METROCORP BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                   OTHER      TREASURY
                                     ----------------     PAID-IN     RETAINED   COMPREHENSIVE    STOCK
                                     SHARES    AT PAR     CAPITAL     EARNINGS   INCOME (LOSS)   AT COST      TOTAL
                                     ------    ------   ----------    --------   -------------  --------     -------
Balance at January 1, 2000........   7,102     $7,122     $25,646     $23,124      $(3,145)      $  (167)     $52,580
Issuance of common stock..........      18         18         112           -            -             -          130
Repurchase of common stock........    (181)         -           -           -            -        (1,402)      (1,402)
Other comprehensive income........       -          -           -           -          568             -          568
Net income........................       -          -           -         984            -             -          984
Dividend payment..................       -          -           -        (834)           -             -         (834)
                                     -----     ------     -------     -------      -------       -------      -------
Balance at June 30, 2000..........   6,939     $7,140     $25,758     $23,274      $(2,577)      $(1,569)     $52,026
                                     =====     ======     =======     =======      =======       =======      =======

                                                                                  ACCUMULATED
                                       COMMON STOCK     ADDITIONAL                   OTHER      TREASURY
                                     ----------------     PAID-IN     RETAINED   COMPREHENSIVE    STOCK
                                     SHARES    AT PAR     CAPITAL     EARNINGS   INCOME (LOSS)   AT COST       TOTAL
                                     ------    ------   ----------    --------   -------------  --------      -------
Balance at January 1, 2001........   7,180     $7,180     $26,033     $26,936     $    121      $(1,569)      $58,701
Issuance of common stock..........       2          2          35           -            -            -            37
Re-issuance of treasury stock.....       -          -           -           -            -           88            88
Other comprehensive income........       -          -           -           -          607            -           607
Net income........................       -          -           -       4,204            -            -         4,204
Dividend payment..................       -          -           -        (838)           -            -          (838)
                                     -----     ------     -------     -------     --------      -------       -------
Balance at June 30, 2001..........   7,182     $7,182     $26,068     $30,302     $    728      $(1,481)      $62,799
                                     =====     ======     =======     =======     ========      =======       =======

     See accompanying notes to condensed consolidated financial statements

                           METROCORP BANCSHARES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  --------------------------
                                                                                     2001              2000
                                                                                    ------            ------
Cash flow from operating activities:
  Net income.................................................................    $  4,204            $    984
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.............................................................         881               1,092
    Provision for loan losses................................................         783               6,279
    Gain on securities sales.................................................        (176)                  -
    Gain on sale of other real estate........................................           -                 (26)
    Deferred loan fees.......................................................         117                 176
    Deferred income taxes....................................................        (159)               (376)
    Changes in:
      Accrued interest receivable............................................         599                (218)
      Accrued interest payable...............................................        (780)                (95)
      Income taxes payable...................................................        (360)                  -
      Other liabilities......................................................     (14,761)             (1,642)
      Other assets...........................................................         147                (410)
                                                                                 --------            --------
        Net cash (used in) provided by operating activities..................      (9,505)              5,764
                                                                                 --------            --------
Cash flows from investing activities:
  Purchases of securities available-for-sale.................................     (38,264)            (19,585)
  Proceeds from sales, maturities and principal paydowns of
   securities available-for-sale.............................................      30,389               2,332
  Proceeds from maturities and principal paydowns of
   securities held-to-maturity...............................................           -               1,433
  Net change in loans........................................................      12,689               2,927
  Proceeds from sale of other real estate....................................           6               1,355
  Purchases of premises and equipment........................................        (276)               (357)
                                                                                 --------            --------
      Net cash used in investing activities..................................       4,544             (11,895)
                                                                                 --------            --------
Cash flows from financing activities:
  Net change in:
    Deposits.................................................................       4,404              56,909
    Other borrowings.........................................................         548             (10,111)
  Proceeds from issuance of common stock.....................................          37                 130
  Treasury stock sold (purchased), net.......................................          88              (1,402)
  Dividends paid.............................................................        (837)               (845)
                                                                                 --------            --------
        Net cash provided by financing activities............................       4,240              44,681
                                                                                 --------            --------
Net (decrease) increase in cash and cash equivalents.........................        (721)             38,550
Cash and cash equivalents at beginning of period.............................      92,226              36,416
                                                                                 --------            --------
Cash and cash equivalents at end of period...................................    $ 91,505            $ 74,966
                                                                                 ========            ========

     See accompanying notes to condensed consolidated financial statements

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

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2001, the Company's consolidated results of operations for the three and six months ended June 30, 2001 and 2000, consolidated cash flows for the six months ended June 30, 2001 and 2000, and consolidated changes in shareholders' equity for the six months ended June 30, 2001 and 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                                   FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                      ENDED JUNE 30,         ENDED JUNE 30,
                                   --------------------    ------------------
                                    2001          2000      2001        2000
                                   ------        ------    ------      ------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to
 common shareholders...........    $2,123       $(1,153)   $4,204     $  984
                                   ======       =======    ======     ======
Weighted-average common shares
 outstanding:
  Basic........................     6,990         6,942     6,986      6,978
  Diluted......................     7,001         6,942     7,014      6,978

Earnings (loss) per common share:
  Basic........................    $ 0.30       $ (0.17)   $ 0.60     $ 0.14
  Diluted                          $ 0.30       $ (0.17)   $ 0.60     $ 0.14

 3.   NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, became effective for reporting periods beginning after June 15, 2000, and was not to be applied retroactively. In June 1999, FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to:
1) hedge exposure to changes in the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company's financial statements, nor does management expect SFAS 133 to have a significant impact on future operations.

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

     In July 2001, FASB issued SFAS 141, Business Combinations. The statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management believes adopting this statement will not have a material impact on the Company's financial position or results of operations.

     In July 2001, FASB issued SFAS 142, Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies, will be January 1, 2002. Management believes adopting this statement will not have a material impact on the Company's financial position or results of operations.

     In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management believes adopting this statement will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, that describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

  Hiring and Appointment of President. On August 7, 2001, the Company announced the hiring and appointment of Allen D. Brown as president of the Company and chief executive officer of the Bank. Mr. Brown will assume his duties on August 20, 2001. He will be joining Don Wang, chairman of the Company, and David Tai, president of the Bank, as an integral part of the management team.

  Prior to joining the Company, Mr. Brown served for five years with the Redstone Group as president of two affiliated Houston commercial banks, Redstone Bank, N.A. and Northwest Bank, N.A. For ten years prior to that, Mr. Brown served with First Interstate Bancorp, most recently as executive vice president of First Interstate Bank of Texas.

  General. Net income for the three months ended June 30, 2001 was $2.1 million, an increase of $3.3 million or 284.1% compared with the net loss of $1.15 million for the quarter ended June 30, 2000. Net income for the six months ended June 30, 2001 was $4.2 million, an increase of $3.2 million or 327.2% from net income of $984,000 for the same period in 2000. Earnings and the associated performance ratios for the quarter ended June 30, 2000 were adversely impacted by a one-time factoring receivables charge-off of $5.3 million. The Company's basic and diluted EPS for the three months ended June 30, 2001 was $0.30, an increase of $0.47 compared with the same quarter in 2000, and unchanged from EPS reported for the first quarter in 2001. The Board of Governors of the Federal Reserve System, lowered interest rates during the six months ended June 30, 2001 by 275 basis points. This reduced the "prime" rate from 9.50% at December 31, 2000 to 6.75% at June 30, 2001. As a result of the lowered interest rates, interest income has decreased as most of the loan portfolio volume is priced at floating rates tied to prime rate. This decrease is partially offset by a decrease in rates paid on interest-bearing deposits resulting in decreased interest expense. However, the rates paid on deposits have decreased at a slower pace than the rates earned on loans because the majority of the contractual time deposits mature and renew annually rather than monthly.

      At June 30, 2001, total assets and net loans were $730.3 million and $460.0 million, respectively, compared with $736.8 million and $474.5 million, respectively, at December 31, 2000. The $6.4 million or 0.9% decrease in total assets at June 30, 2001 compared to December 31, 2000 was attributable to decreased net loan balances of $14.5 million, decreased cash and cash equivalents of $721,000, offset by increased investment securities and other assets of $8.8 million. The decrease in net loans was primarily due to loan prepayments. The increase in investment securities was primarily due to the utilization of liquidity created from increased deposit growth and loan prepayments. Total liabilities and total deposits at June 30, 2001 were $667.5 million and $630.3 million, respectively, compared with $678.1 million and $625.9 million, respectively, at December 31, 2000. Approximately $3.4 million of the $4.4 million increase in total deposits was related to growth in interest-bearing deposits while noninterest-bearing deposits grew by $1.0 million. This increase has had a positive impact on liquidity and the Company is able to continue to fund loans from internally generated deposits.

      Shareholders' equity at June 30, 2001 was $62.8 million compared with $58.7 million at December 31, 2000, an increase of $4.1 million or 7.0%. The increase in shareholders' equity was attributed to a combination of net income for the six months ended June 30, 2001 of $4.2 million, an increase in accumulated other comprehensive income over the six-month period of $607,000, offset by net dividend payments of $713,000. The Company's return on average assets ("ROAA") for the three and six months ended June 30, 2001 was 1.18%, up from (0.67%), and 0.29%, respectively, for the same three and six month periods in 2000. The return on average shareholders' equity ("ROAE") for the three and six months ended June 30, 2001 was 13.70% and 13.83%, up from (8.72%), and 3.73%, respectively, for the same three and six month periods in 2000. In 2000, these ratios were adversely affected by the one-time factoring receivables charge-off previously mentioned. For the six months ended June 30, 2001, notwithstanding a generally weaker economy and lower market interest rates producing lower interest income, the Company was able to maintain positive earnings ratios primarily from increased noninterest income, lower provisions for loan loss expense, and decreased interest expense.

      Net Interest Income. For the three months ended June 30, 2001, net interest income, before the provision for loan losses, decreased by $1.2 million or 13.8% to $7.8 million from $9.0 million for the same period in 2000. For the six months ended June 30, 2001, net interest income, before the provision for loan losses, decreased by $2.5 million or 13.6% to $15.7 million from $18.2 million for the same period in 2000. For the quarter ended June 30, 2001 compared with the same quarter in 2000, the net interest margin narrowed 100 basis points to 4.64% from 5.64%, respectively. For the six months ended June 30, 2001 compared with the same period in 2000, the net interest margin narrowed 109 basis points. The decrease in net interest income over the three and six months periods in 2001, compared with the same periods in 2000, was the combined result of lower loan volumes that repriced at lower rates as the prime rate moved downward, offset by increased interest-bearing deposit volumes that repriced less frequently on a contractual basis at maturity. However, during the six months ended June 30, 2001, approximately 40% of the Company's interest-bearing contractual time deposits which were issued in 2000 matured and renewed at new, lower interest rates. Approximately 90% of the Company's interest-bearing contractual deposits mature on an annual basis with the majority maturing in the second and third quarters of the fiscal year.

      Total interest income for the three months ended June 30, 2001 decreased by $1.3 million or 8.6% to $14.2 million from $15.5 million for the same period in 2000. Total interest income for the six months ended June 30, 2001 decreased by $1.4 million or 4.7% to $29.3 million from $30.7 million for the same period in 2000. The decrease was due primarily to lower market interest rates and decreased loan volume as a result of loan prepayments. The loan portfolio is weighted toward variable rate loans that reprice as the market "prime" rate moves, and is therefore, sensitive to interest rate movement. Interest income from loans for the three and six month periods ended June 30, 2001 was $11.2 million and $23.2 million, down $1.7 million or 13.2% and down $2.7 million or 10.4%, respectively, from $12.9 million and $25.9 million, respectively, for the same periods in 2000. For the three months ended June 30, 2001, the average yield on average total loans of $469.8 million was 9.57%, compared to the same period in 2000 with an average yield on average total loans of $487.2 million at 10.62%, a volume and yield decrease of $17.4 million and 105 basis points, respectively. For the six months ended June 30, 2001, the average yield on average total loans of $472.5 million was 9.91%, compared to the same period in 2000 with an average yield on average total loans of $489.9 million at 10.64%, a volume and yield decrease of $17.4 million and 73 basis points.

      Interest income from investments for the three and six months ended June 30, 2001 was $3.0 million and $6.0 million, up $326,000 or 12.2% and up $1.3 million or 26.3%, respectively, from $2.7 million and $4.8 million, respectively, for the same periods in 2000, primarily due to increased investment volumes. For the three months ended June 30, 2001, the average yield on average total investments of $203.6 million was 5.89% compared to the same period in 2000 with average total investments of $156.1 million at 6.86%, an increase in volume and a decrease in yield of $47.5 million and 97 basis points, respectively. For the six months ended June 30, 2001, the average yield on average total investments of $200.8 million was 6.06% compared to the same period in 2000 with average total investments of $140.8 million at 6.85%, an increase in volume and a decrease in yield of $59.9 million and 79 basis points, respectively. For the three and six months ended June 30, 2001, total earning assets averaged $673.4 million and $673.2 million with average yields of 8.46% and 8.76%, respectively, compared to $643.4 million and $630.7 million with average yields of 9.71% and 9.79%, respectively, for the same periods in 2000. This represented an increase in total average earning asset volumes of $30.1 million and $42.6 million for the three and six months ended June 30, 2001 compared with the same periods in 2000, respectively, and a decrease in total average earning asset yields of 125 basis points and 103 basis points, respectively.

      Total interest expense for the three months ended June 30, 2001 decreased by $84,000 or 1.3% to $6.4 million compared with $6.5 million for the same period in 2000. Total interest expense for the six months ended June 30, 2001 increased by $1.0 million or 8.2% to $13.5 million compared with $12.5 million for the same period in 2000. The decrease in total interest expense for the three months ended June 30, 2001 compared to the same period in 2000 was primarily the result of interest-bearing deposits that began to mature and renew at lower interest rates, although partially offset by higher volumes. Included in total interest expense is interest expense paid on borrowed funds which was $315,000 and $627,000 for the three and six months ended June 30, 2001, respectively, compared to $677,000 and $1.4 million for the same periods in 2000. This represented decreased borrowed funds interest expense for both the three and six month periods ended June 30, 2001 compared to the same periods ended June 30, 2000 of $312,000 or 49.8% and $739,000 or 52.2%, respectively.
The decrease in interest expense on borrowed funds was primarily due to the repayment of a $25.0 million Federal Home Loan Bank ("FHLB") loan in the third quarter 2000, which reduced the volume of borrowed funds from $45.5 million at June 30, 2000 to $25.5 million at June 30, 2001. Additionally, the rates paid on borrowed funds declined from 5.64% to 4.96% or 68 basis points for the three months ended June 30, 2001 compared to the same period in 2000 and from 5.48% to 4.93% or 55 basis points for the six months ended June 30, 2001 compared to the same period in 2000.

      Average interest-bearing deposits for the three and six months ended June 30, 2001 were $519.0 million and $519.2 million, respectively, compared with average interest-bearing deposits for the same periods in 2000 of $474.6 million and $462.3 million, respectively, increases of $44.4 million or 9.4% and $56.8 million or 12.3%, respectively. The average rates paid on interest-bearing deposits for the three and six months ended June 30, 2001 were 4.71% and 5.03%, respectively, compared to the three and six months ended June 30, 2000 at 4.93% and 4.84%, respectively, a decrease of 22 basis points and an increase of 19 basis points, respectively. The Company views its time deposits as a stable means of funding loan growth. Management believes, based on its historical experience, that its large time deposits have core-type characteristics and anticipates that this source of funding will continue to sustain a substantial portion of the Company's asset growth in the future.

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


                                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------
                                                                        2001                                 2000
                                                       ----------------------------------   ---------------------------------
                                                         AVERAGE     INTEREST     AVERAGE     AVERAGE      INTEREST   AVERAGE
                                                       OUTSTANDING    EARNED/     YIELD/    OUTSTANDING     EARNED/    YIELD/
                                                         BALANCE       PAID        RATE       BALANCE        PAID       RATE
                                                       -----------   --------     -------   -----------    --------   --------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
  Total loans..........................................  $469,795      $11,207      9.57%      $487,229     $12,865    10.62%
  Taxable securities...................................   130,368        2,160      6.65         91,212       1,677     7.39
  Tax-exempt securities................................    23,419          291      4.98         21,656         268     4.98
  Federal funds sold and other temporary investments...    49,838          538      4.33         43,263         718     6.67
                                                         --------      -------                 --------     -------
        Total interest-earning assets..................   673,420       14,196      8.46%       643,360      15,528     9.71%
  Less allowance for loan losses.......................    (9,287)                               (8,554)
                                                         --------                              --------
Total interest-earning assets, net of allowance for
  loan losses..........................................   664,133                               634,806
Noninterest-earning assets.............................    57,715                                55,846
                                                         --------                              --------
     Total assets......................................  $721,848                              $690,652
                                                         ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits.....................  $ 52,164          324      2.49%      $ 42,304         316     3.00%
  Saving and money market accounts.....................   101,281          627      2.48         97,674         755     3.11
  Time deposits........................................   365,524        5,151      5.65        334,600       4,753     5.71
  Other borrowings.....................................    25,473          315      4.96         48,317         677     5.64
                                                         --------      -------                 --------     -------
      Total interest-bearing liabilities...............   544,442        6,417      4.73%       522,895       6,501     5.00%
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..................   103,496                               100,012
  Other liabilities....................................    11,736                                14,709
                                                         --------                              --------
      Total liabilities................................   659,674                               637,616

Shareholders' equity...................................    62,174                                53,036
                                                         --------                              --------
      Total liabilities and shareholders' equity.......  $721,848                              $690,652
                                                         ========                              ========
Net interest income....................................                $ 7,779                              $ 9,027
                                                                       =======                              =======
Net interest spread....................................                             3.73%                               4.71%

Net interest margin....................................                             4.64%                               5.64%


                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------
                                                                        2001                                 2000
                                                       ----------------------------------   ---------------------------------
                                                         AVERAGE     INTEREST     AVERAGE     AVERAGE      INTEREST   AVERAGE
                                                       OUTSTANDING    EARNED/     YIELD/    OUTSTANDING     EARNED/    YIELD/
                                                         BALANCE       PAID        RATE       BALANCE        PAID       RATE
                                                       -----------   --------     -------   -----------    --------   --------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
  Total loans..........................................   $472,479     $23,226      9.91%      $489,850      $25,921   10.64%
  Taxable securities...................................    130,193       4,334      6.71         91,241        3,292    7.26
  Tax-exempt securities................................     22,153         560      5.10         21,655          536    4.98
  Federal funds sold and other temporary investments...     48,406       1,139      4.75         27,912          949    6.84
                                                          --------     -------                 --------      -------
        Total interest-earning assets..................    673,231      29,259      8.76%       630,658       30,698    9.79%
  Less allowance for loan losses.......................     (9,279)                              (8,212)
                                                          --------                             --------
  Total interest-earning assets, net of allowance for
     loan losses.......................................    663,952                              622,446
Noninterest-earning assets.............................     56,572                               56,026
                                                          --------                             --------
     Total assets......................................   $720,524                             $678,472
                                                          ========                             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Interest-bearing demand deposits.....................   $ 50,804         692      2.75%      $ 41,690          624    3.01%
  Saving and money market accounts.....................     98,680       1,437      2.94         95,567        1,510    3.18
  Time deposits........................................    369,728      10,811      5.90        324,988        8,991    5.56
Federal funds purchased and securities sold under
  repurchase agreements................................          -           -         -             23            1    8.59
  Other borrowings.....................................     25,647         627      4.93         51,939        1,416    5.48
                                                          --------     -------                 --------      -------
      Total interest-bearing liabilities...............    544,859      13,567      5.02%       514,207       12,542    4.90%
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..................    103,103                               98,807
  Other liabilities....................................     11,277                               12,586
                                                          --------                             --------
      Total liabilities................................    659,239                              625,600

Shareholders' equity...................................     61,285                               52,872
                                                          --------                             --------
      Total liabilities and shareholders' equity.......   $720,524                             $678,472
                                                          ========                             ========
Net interest income....................................                $15,692                               $18,156
                                                                       =======                               =======
Net interest spread....................................                             3.74%                               4.88%

Net interest margin....................................                             4.70%                               5.79%

      The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and changes in interest rates for the three and six month periods ended June 30, 2001 compared with the three and six month periods ended June 30, 2000. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                                  2001 VS 2000
                                                                  -----------------------------------------------
                                                                     INCREASE (DECREASE)
                                                                           DUE TO
                                                                   -------------------------
                                                                   VOLUME             RATE               TOTAL
                                                                   ------             ----               -----
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans........................................................    $3,283            $(4,941)            $(1,658)
  Securities...................................................     1,645             (1,139)                506
  Federal funds sold and other temporary investments...........       986             (1,166)               (180)
                                                                   ------            -------             -------
        Total increase (decrease) in interest income...........     5,914             (7,246)             (1,332)

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits.............................       273               (265)                  8
  Saving and money market accounts.............................       505               (633)               (128)
  Time deposits................................................       610               (211)                398
  Other borrowings.............................................      (189)              (173)               (362)
                                                                   ------            -------             -------
        Total increase (decrease) in interest expense..........     1,199             (1,283)                (84)
                                                                   ------            -------             -------
 Increase (decrease) in net interest income....................    $4,715            $(5,963)            $(1,248)
                                                                   ======            =======             =======

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                     2001 VS 2000
                                                                  -----------------------------------------------
                                                                     INCREASE (DECREASE)
                                                                           DUE TO
                                                                   -------------------------
                                                                   VOLUME             RATE               TOTAL
                                                                   ------             ----               -----
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans........................................................    $  740            $(3,435)            $(2,695)
  Securities...................................................     1,720               (654)              1,066
  Federal funds sold and other temporary investments...........     1,252             (1,062)                190
                                                                   ------            -------             -------
        Total increase (decrease) in interest income...........     3,712             (5,151)             (1,439)

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits.............................       202               (134)                 68
  Saving and money market accounts.............................       167               (240)                (73)
  Time deposits................................................       576              1,244               1,820
  Federal funds purchased......................................        (1)                 -                  (1)
  Other borrowings.............................................      (648)              (141)               (789)
                                                                   ------            -------             -------
        Total increase in interest expense.....................       296                729               1,025
                                                                   ------            -------             -------
 Increase (decrease) in net interest income....................    $3,416            $(5,880)            $(2,464)
                                                                   ======            =======             =======

  Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio.
For the three months ended June 30, 2001, the provision for loan losses was $356,000 compared to $5.6 million for the three months ended June 30, 2000, down $5.2 million or 93.6% primarily due to less charge-offs in the second quarter 2001. The higher provision made in the second quarter of 2000 was necessary to replenish the allowance for loan losses primarily due to a $5.3 million factoring receivables charge-off. The allowance for loan losses at June 30, 2001 was $9.3 million, compared with $8.6 million at June 30, 2000. At June 30, 2001, the ratio of the allowance for loan losses to total adjusted loans (net of unearned interest, deferred fees, and FDIC discount) was 1.99% compared with 1.79% at June 30, 2000. As of June 30, 2001, management believed the allowance for loan losses was adequate to absorb probable losses inherent in the loan portfolio.

      Noninterest Income. Total noninterest income for the three and six months ended June 30, 2001 was $2.3 million and $4.4 million, respectively, up $426,000 or 22.3% and $1.1 million or 31.2%, respectively, from the same periods in 2000. These increases were primarily the result of increased deposit volumes and services charges. The increase in services charges was mainly the result of significant efforts by the Company's staff to increase fee income through sales of traditional nonlending bank products. The majority of the sales made were in banking services such as trade finance, mortgage loan services, and funds transfer services. In addition, there were net gains on sales of investment securities of $70,000 in the first quarter 2001 and $106,000 in the second quarter 2001. For the three and six months ended June 30, 2001, service charges on deposit accounts were $1.6 million and $3.1 million, and represented 69.3% and 70.7% of total noninterest income, respectively, compared to the same periods in 2000 when service charges on deposit accounts represented 49.2% and 53.5% of total noninterest income, respectively.

      The following table presents, for the periods indicated, the major categories of noninterest income:


                                                       FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                        ENDED JUNE30,
                                                    --------------------------             ------------------------
                                                     2001               2000                 2001              2000
                                                    ------             ------               ------            ------
                                                                          (Dollars in thousands)
Service charges...................................   $1,620             $  941              $3,142             $1,813
Other loan-related fees...........................      299                230                 499                404
Letters of credit commissions and fees............      184                152                 349                277
Gain on sale of investment securities, net........      106                  -                 176                  -
Other noninterest income..........................      130                590                 276                893
                                                     ------             ------              ------             ------
   Total noninterest income.......................   $2,339             $1,913              $4,442             $3,387
                                                     ======             ======              ======             ======

     Noninterest Expense. For the three months ended June 30, 2001, noninterest expense decreased by $645,000 or 8.9% to $6.6 million compared with $7.3 million for the same period in 2000. For the six months ended June 30, 2001, noninterest expense decreased by $695,000 or 5.1% to $13.1 million compared with $13.8 million for the same period in 2000. The decrease in total noninterest expense for the three and six months ended June 30, 2001 was primarily due to decreased non-staff expense of $1.0 million and $1.1 million, respectively, and was partially offset by increased employee compensation and benefits expense of $362,000 and $450,000, respectively. The decreases in non-staff expense were primarily due to in the closing of the Galleria branch in November 2000 and lower legal and professional fees. The Company's quarterly average for noninterest expense in the year 2000 was $6.8 million compared with the quarterly average for 2001 of $6.5 million, a quarterly reduction experience through the two quarters of 2001 of approximately $300,000.

     The Company's efficiency ratio over the three month period ended June 30, 2001 improved 98 basis points to 65.43% compared with the same period in 2000 primarily due to improved noninterest income and decreased interest and noninterest expenses that helped mitigate the decreases in interest income. The Company's efficiency ratio for the six month period ended June 30, 2001 softened 102 basis points to 64.86% compared with the same period in 2000 due to a combination of decreased interest income on lower loan volumes priced at lower interest rates and higher interest expense on interest-bearing deposits.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                          FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                      ENDED JUNE 30,
                                                   ------------------------------       --------------------------------
                                                      2001                2000                2001               2000
                                                   ---------          -----------       ------------         -----------
                                                                          (DOLLARS IN THOUSANDS)
Employee compensation and benefits...............     $3,765              $3,403             $ 7,336             $ 6,886
Non-staff expenses:
  Occupancy......................................      1,101               1,294               2,266               2,550
  Other real estate, net.........................        (10)                 16                  (3)                (16)
  Data processing................................         22                  44                  38                  86
  Professional fees..............................        368               1,007                 764               1,526
  Advertising....................................        104                 150                 218                 246
  Director compensation..........................        113                  65                 211                 189
  Printing and supplies..........................        144                 128                 251                 221
  Telecommunications.............................        142                 150                 313                 291
  Other noninterest expense......................        871               1,008               1,665               1,775
                                                      ------              ------             -------             -------
     Total non-staff expenses....................      2,855               3,862               5,723               6,868
                                                      ------              ------             -------             -------
     Total noninterest expenses..................     $6,620              $7,265             $13,059             $13,754
                                                      ======              ======             =======             =======

     Employee compensation and benefits expense of $3.8 million and $7.3 million for the three and six months ended June 30, 2001, respectively, represented 56.9% and 56.2% of total noninterest expense, up from the same periods in 2000 by $362,000 or 10.6% and $450,000 or 6.5%, respectively. The increased employee compensation and benefits expense was primarily due to annual salary increases and an increase in officer-level employees. Full-time equivalent ("FTE") employees at June 30, 2001 were 311.9 compared with adjusted FTE of 327.0 at June 30, 2000, a decrease of 15.1 FTE. The FTE at June 30, 2000 was adjusted from 294.9 to include security guard and part-time/temporary staff that, historically, were not included in prior calculations for FTE. The Company began reporting these personnel in the FTE calculations during the third quarter of 2000 and has continued to do so going forward.

FINANCIAL CONDITION

      Loan Portfolio. Total loans decreased by $14.4 million or 3.0%, from $483.7 million at December 31, 2000 to $469.3 million at June 30, 2001. The decrease was primarily the result of loan maturities and prepayments. At June 30, 2001 and December 31, 2000, the ratio of total loans to total deposits was 74.9% and 77.3%, respectively. For the same periods, total loans represented 65.1% and 65.7% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:


                                                               AS OF JUNE 30, 2001         AS OF DECEMBER 31, 2000
                                                             ------------------------     ------------------------
                                                              AMOUNT         PERCENT       AMOUNT         PERCENT
                                                             ---------       --------     ---------      ---------
                                                                            (DOLLARS IN THOUSANDS)
Commercial and industrial.................................    $291,191        61.29%       $298,134        60.92%
Real estate mortgage:
      Residential.........................................       8,561         1.80          10,141         2.07
      Commercial..........................................     130,054        27.37         128,242        26.20
Real estate construction:
      Residential.........................................       7,213         1.52           7,542         1.54
      Commercial..........................................      27,156         5.72          32,059         6.55
Consumer and other........................................      10,915         2.30          11,986         2.45
Factored receivables......................................           -            -           1,297         0.27
                                                              --------       -------       --------       -------
Gross loans...............................................     475,090       100.00%        489,401       100.00%
                                                                             =======                      =======
      Less: unearned discounts, interest and
            deferred fees.................................      (5,759)                      (5,663)
                                                              --------                     --------
Total loans...............................................     469,331                      483,738
      Less: allowance for loan losses.....................      (9,327)                      (9,271)
                                                              --------                     --------
Loans, net................................................    $460,004                     $474,467
                                                              ========                     ========

      Nonperforming Assets. Net nonperforming assets at June 30, 2001 were $5.7 million, an increase of $3.7 million from net nonperforming assets of $1.9 million at December 31, 2000. The increase was primarily due to the Company's conservative credit policy and the effects of the June 2001 weather related problems in the greater Houston metropolitan area. In the second quarter 2001, the Company amended its loan policy to allow for certain loans to remain on accrual status when reaching 90 days or more past due. Such loans are those that are in workout and are close to the end of the resolution process to bring their payment schedules current. Historically, the Company's loan policy had been to automatically place loans on nonaccrual status upon reaching 90 days past due. The ratios for net nonperforming assets to total loans and other real estate were 1.02% and 0.40% at June 30, 2001 and December 31, 2000, respectively. The ratios for net nonperforming assets to total assets were 0.78% and 0.26% for the same periods, respectively. These figures are net of the loan portions guaranteed from the United States Department of Commerce's Small Business Administration (the "SBA"), the Export Import Bank of the United States (the "Ex-Im Bank"), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF"), an agency sponsored by the government of Taiwan, which were $1.8 million at June 30, 2001 and $1.0 million at December 31, 2000.

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

      The following table presents information regarding nonperforming assets at the periods indicated:



                                                                           AS OF                    AS OF
                                                                       JUNE 30, 2001            DECEMBER 31, 2000
                                                                      --------------           ------------------
                                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans....................................................     $4,246                       $2,225
Accruing loans 90 days or more past due.............................      1,568                            -
Other real estate...................................................      1,569                          696
Other assets repossessed............................................         56                           61
                                                                         ------                       ------
      Total nonperforming assets....................................      7,439                        2,982
Less:
      Nonperforming loans guaranteed by the SBA, Ex-Im Bank
         and OCCGF..................................................      1,770                        1,049
                                                                         ------                       ------
      Total net nonperforming assets................................     $5,669                       $1,933
                                                                         ======                       ======
Nonperforming assets to total assets................................       1.02%                        0.40%
Nonperforming assets to total loans and other real estate...........       1.58%                        0.62%
Net nonperforming assets to total assets (1)........................       0.78%                        0.26%
Net nonperforming assets to total loans and other real estate (1)...       1.20%                        0.40%

__________________
(1) Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

      Allowance for Loan Losses. For the six months ended June 30, 2001, net loan charge-offs were $727,000 or 0.15% of average total loans outstanding compared with $5.8 million or 1.19% for the year ended December 31, 2000. The Company seeks recovery of charge-offs through all available channels. The Company continues working to further strengthen its credit administration systems and loan review procedures. At both June 30, 2001 and December 31, 2000, the allowance for loan losses aggregated $9.3 million, or 1.99% and 1.92% of total loans, respectively.

      The following table presents an analysis of the allowance for loan losses and other related data:

                                                                    AS OF AND FOR THE            AS OF AND FOR THE
                                                                    SIX MONTHS ENDED                 YEAR ENDED
                                                                     JUNE 30, 2001                DECEMBER 31, 2000
                                                                   ------------------            ------------------
                                                                                 (DOLLARS IN THOUSANDS)
Average year-to-date total loans outstanding.....................         $472,479                    $486,549
                                                                          ========                    ========
Total loans outstanding at end of period.........................         $469,331                    $483,738
                                                                          ========                    ========
Allowance for loan losses at beginning of period.................         $  9,271                    $  7,537
Provision for loan losses........................................              783                       7,508
Charge-offs:
      Commercial and industrial..................................             (685)                     (1,479)
      Real estate - mortgage.....................................                -                         (23)
      Consumer and other.........................................             (107)                     (5,524)
                                                                          --------                    --------
         Total charge-offs.......................................             (792)                     (7,026)
                                                                          --------                    --------
Recoveries:
      Commercial and industrial..................................               29                         901
      Real estate - mortgage.....................................               11                           8
      Consumer and other.........................................               25                         343
                                                                          --------                    --------
         Total recoveries........................................               65                       1,252
                                                                          --------                    --------
Net loan charge-offs.............................................             (727)                     (5,774)
                                                                          --------                    --------
Allowance for loan losses at end of period.......................         $  9,327                    $  9,271
                                                                          ========                    ========
Ratio of allowance to end of period total loans..................             1.99%                       1.92%
Ratio of net loan charge-offs to average total loans.............             0.15%                       1.19%
Ratio of allowance to end of period nonperforming loans..........           160.42%                     416.67%
Ratio of allowance to end of period net nonperforming loans......           230.64%                     788.35%

      Securities. At June 30, 2001, the securities portfolio totaled $152.7 million, reflecting an increase of $9.0 million or 6.2% from $143.8 million at December 31, 2000. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has been funded by the liquidity created from deposit growth in excess of loan funding requirements. Effective January 1, 2001, the Company adopted SFAS 133, which allowed for a one-time transfer of investment securities between the held-to-maturity and available-for-sale categories. The Company reclassified its "held-to-maturity" investment portfolio to the "available-for-sale" category which has provided greater flexibility in the ongoing management of the Company's liquidity.

     Deposits. At June 30, 2001, total deposits were $630.3 million, up $4.4 million or 0.7% from $625.9 million at December 31, 2000. Noninterest-bearing deposits at June 30, 2001 increased by $1.0 million or 0.9% to $108.9 million from $107.9 million at December 31, 2000. Interest-bearing deposits at June 30, 2001 increased by $3.4 million or 0.7% to $521.4 million from $518.0 million at December 31, 2000. The Company's ratios of noninterest-bearing demand deposits to total deposits at June 30, 2001 and December 31, 2000 were 17.3% and 17.2%, respectively. The $3.4 million increase in interest-bearing deposits between December 31, 2000 and June 30, 2001 was the net effect of a $20 million reduction in CD's which were called as a result of two called interest rate swap contracts and an increase in interest-bearing deposits of $23.4 million or 4.5%.

     Other Borrowings. The Company has two ten year loans totaling $25.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The Company has an additional unused, unsecured line of credit with the FHLB totaling $50.0 million. The ten year loans bear interest at an average rate of 4.99% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at June 30, 2001 and $5.0 million at December 31, 2000.

     Capital Resources. Shareholders' equity increased from $58.7 million at December 31, 2000 to $62.8 million at June 30, 2001, an increase of $4.1 million or 7.0%. The increase was primarily due to net income of $4.2 million and, an unrealized gain on securities of $607,000, partially offset by net dividend payments of $713,000.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of June 30, 2001 to the minimum and well-capitalized regulatory standards:

                                              MINIMUM                  TO BE WELL
                                            REQUIRED FOR           CAPITALIZED UNDER
                                           CAPITAL ADEQUACY        PROMPT CORRECTIVE      ACTUAL RATIO AT
                                              PURPOSES             ACTION PROVISIONS       JUNE 30, 2001
                                          -----------------       ------------------      ---------------
THE COMPANY
 Leverage ratio..........................        4.00%(1)                    N/A                8.61%
 Tier 1 risk-based capital ratio.........        4.00                        N/A               12.53
 Risk-based capital ratio................        8.00                        N/A               13.79

THE BANK
 Leverage ratio..........................        4.00%(2)                   5.00%               8.23%
 Tier 1 risk-based capital ratio.........        4.00                       6.00               11.98
 Risk-based capital ratio................        8.00                      10.00               13.23

_________________
(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There have been no material changes in the market risk information previously disclosed in the Company's Form 10-K for the year ended December 31, 2000. See Form 10-K, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Liquidity."


                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 11, 2001. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

       1. Tiong Loi Ang, Tommy F. Chen and Joe Ting were elected as Class III directors to serve on the Board of Directors of the Company until the Company's 2004 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 4,171,320 shares were voted in favor of each Class III director and 5,060 shares abstained from voting for each Class III director.

           The other directors whose term of office as a director continued after the meeting include Helen F. Chen, George M. Lee, May P. Chu, Kuan-Chi (John) Lee, David Tai and Don J. Wang

       2. The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2001. A total of 4,176,320 shares were voted in favor of the proposal and 60 shares were voted against the proposal.

ITEM 5.    OTHER INFORMATION

           Not applicable

ITEM 6A.   EXHIBITS

   EXHIBIT                         IDENTIFICATION
   NUMBER                            OF EXHIBIT

     11       --Computation of Earnings Per Common Share, included as Note (2)
                to the Condensed Consolidated Financial Statements on Page 5 of this Form 10-Q.

ITEM 6B.   REPORTS ON FORM 8-K

           Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METROCORP BANCSHARES, INC.



                                  By: /s/  DON J. WANG
                                      ----------------------------------
Date:  August 14, 2001                Don J. Wang
                                      Chairman of the Board, President and
                                      Chief Executive Officer (principal
                                      executive officer)


Date: August 14, 2001             By: /s/ RUTH E. RANSOM
                                      ----------------------------------
                                      Ruth E. Ransom
                                      Chief Financial Officer and Senior Vice
                                      President (principal financial officer
                                      and principal accounting officer)