Form 10-Q
period 2001-09-30
METROCORP BANCSHARES INC
filed 2001-11-14
CIK 1068300

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25141
                            ________________________

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

                                 (713) 776-3876
              (Registrant's telephone number, including area code)
                            ________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $1.00 per share
                                (Title of class)
                            ________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     As of October 31, 2001, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,017,823.

================================================================================

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                          METROCORP BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                            2001           2000
                                                                       -------------    ------------
                                                                        (Unaudited)
                                ASSETS
Cash and cash equivalents:
 Cash and due from banks.............................................      $ 27,601        $ 42,573
 Federal funds sold and other temporary investments..................        46,418          49,653
                                                                           --------        --------
  Total cash and cash equivalents....................................        74,019          92,226
Investment securities available-for-sale, at fair value..............       164,657         112,016
Investment securities held-to-maturity, at amortized cost............             -          31,743
Loans, net...........................................................       467,128         474,467
Premises and equipment, net..........................................         5,749           6,575
Accrued interest receivable..........................................         3,460           4,271
Deferred income taxes................................................         4,906           5,797
Due from customers on acceptances....................................         5,012           3,322
Other real estate and repossessed assets, net........................         1,577             757
Other assets.........................................................         5,646           5,583
                                                                           --------        --------
  Total assets.......................................................      $732,154        $736,757
                                                                           ========        ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing.................................................      $113,143        $107,924
 Interest-bearing....................................................       513,357         517,982
                                                                           --------        --------
  Total deposits.....................................................       626,500         625,906

Other borrowings.....................................................        25,538          25,573
Accrued interest payable.............................................           976           1,816
Income taxes payable.................................................         1,388             671
Acceptances outstanding..............................................         5,012           3,322
Other liabilities....................................................         6,528          20,768
                                                                           --------        --------
  Total liabilities..................................................       665,942         678,056

Shareholders' equity:
 Preferred stock, $1.00 par value, 2,000,000 shares authorized;
  none of which are issued and outstanding...........................             -               -
 Common stock, $1.00 par value, 20,000,000 shares authorized;
  7,187,423 shares and 7,180,030 shares are issued and 7,007,647 and 6,979,530 shares are outstanding at September 30, 2001
  (unaudited) and December 31, 2000, respectively....................         7,187           7,180
 Additional paid-in-capital..........................................        26,123          26,033
 Retained earnings...................................................        32,190          26,936
 Accumulated other comprehensive income..............................         2,108             121
 Treasury stock, at cost.............................................        (1,396)         (1,569)
                                                                           --------        --------
  Total shareholders' equity.........................................        66,212          58,701
                                                                           --------        --------
  Total liabilities and shareholders' equity.........................      $732,154        $736,757
                                                                           ========        ========

    See accompanying notes to condensed consolidated financial statements

                          METROCORP BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                     FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                    -----------------------        -----------------------
                                                                      2001           2000            2001           2000
                                                                    --------       --------        --------       --------
Interest income:
 Loans........................................................       $10,573        $13,089         $33,799        $39,010
 Investment securities:
  Taxable.....................................................         2,043          2,133           6,377          5,425
  Tax-exempt..................................................           305            267             865            803
 Federal funds sold and other temporary investments...........           504            927           1,643          1,876
                                                                    --------       --------        --------       --------
    Total interest income.....................................        13,425         16,416          42,684         47,114
                                                                    --------       --------        --------       --------
Interest expense:
 Time deposits................................................         4,408          5,599          15,219         14,590
 Demand and savings deposits..................................           822          1,208           2,951          3,342
 Other borrowings.............................................           319            582             946          1,999
                                                                    --------       --------        --------       --------
    Total interest expense....................................         5,549          7,389          19,116         19,931
                                                                    --------       --------        --------       --------
Net interest income...........................................         7,876          9,027          23,568         27,183
Provision for loan losses.....................................           407            499           1,190          6,778
                                                                    --------       --------        --------       --------
Net interest income after provision for loan losses...........         7,469          8,528          22,378         20,405
                                                                    --------       --------        --------       --------
Noninterest income:
 Service charges..............................................         1,595          1,221           4,737          3,442
 Other loan-related fees......................................           236            236             735            640
 Letters of credit commissions and fees.......................           149            147             498            424
 Gain on sale of investment securities, net...................            13              -             189              -
 Other noninterest income.....................................           119            228             395            713
                                                                    --------       --------        --------       --------
    Total noninterest income..................................         2,112          1,832           6,554          5,219
                                                                    --------       --------        --------       --------
Noninterest expense:
 Employee compensation and benefits...........................         3,410          3,508          10,746         10,394
 Occupancy....................................................         1,126          1,236           3,392          3,786
 Other real estate, net.......................................            88            (45)             85            (61)
 Data processing..............................................            15             42              53            128
 Professional fees............................................           238          1,042           1,002          2,568
 Advertising..................................................            69             79             287            325
 Other noninterest expense....................................         1,224            857           3,664          3,333
                                                                    --------       --------        --------       --------
    Total noninterest expense.................................         6,170          6,719          19,229         20,473
                                                                    --------       --------        --------       --------
Income before provision for income taxes......................         3,411          3,641           9,703          5,151
Provision for income taxes....................................         1,103          1,324           3,191          1,850
                                                                    --------       --------        --------       --------
Net income....................................................       $ 2,308        $ 2,317         $ 6,512        $ 3,301
                                                                    ========       ========        ========       ========
Earnings per common share:
 Basic........................................................         $0.33          $0.33           $0.93          $0.47
 Diluted......................................................         $0.33          $0.33           $0.93          $0.47
Weighted average shares outstanding:
 Basic........................................................         7,003          6,956           6,992          6,971
 Diluted......................................................         7,081          6,956           7,037          6,971


     See accompanying notes to condensed consolidated financial statements

                          METROCORP BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)
                                  (Unaudited)

                                                                          FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                         ----------------------    ----------------------
                                                                            2001         2000         2001        2000
                                                                          -------      --------      -------     ------
 Net income..........................................................      $2,308        $2,317      $6,512      $3,301

Other comprehensive income, net of tax:
  Unrealized gain on investment securities, net of tax:
   Other comprehensive income........................................       1,501           693       2,108       1,261
                                                                           ------        ------      ------      ------
   Total comprehensive income........................................      $3,809        $3,010      $8,620      $4,562
                                                                           ======        ======      ======      ======


                          METROCORP BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the nine months ended September 30, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                                                         ACCUMULATED
                                             COMMON STOCK        ADDITIONAL                 OTHER       TREASURY
                                          ------------------      PAID-IN     RETAINED  COMPREHENSIVE    STOCK
                                          SHARES      AT PAR      CAPITAL     EARNINGS  INCOME (LOSS)    AT COST       TOTAL
                                          -------     ------      -------     --------  -------------   --------     --------
Balance at January 1, 2000............      7,102     $7,122      $25,646     $23,124       $(3,145)     $  (167)     $52,580
Issuance of common stock..............         40         40          245           -             -            -          285
Repurchase of common stock............       (181)         -            -           -             -       (1,402)      (1,402)
Other comprehensive income............          -          -            -           -         1,261            -        1,261
Net income............................          -          -            -       3,301             -            -        3,301
Dividend payment......................          -          -            -      (1,252)            -            -       (1,252)
                                          -------     ------      -------     -------       -------      -------      -------
Balance at September 30, 2000.........      6,961     $7,162      $25,891     $25,173       $(1,884)     $(1,569)     $54,773
                                          =======     ======      =======     =======       =======      =======      =======
Balance at January 1, 2001............      7,180     $7,180      $26,033     $26,936        $  121     $(1,569)     $58,701
Issuance of common stock..............          7          7           52           -             -           -           59
Re-issuance of treasury stock.........          -          -           38           -             -         173          211
Other comprehensive income............          -          -            -           -         1,987           -        1,987
Net income............................          -          -            -       6,512             -           -        6,512
Dividend payment......................          -          -            -      (1,258)            -           -       (1,258)
                                          -------     ------      -------     -------       -------     -------      -------
Balance at September 30, 2001.........      7,187     $7,187      $26,123     $32,190        $2,108     $(1,396)     $66,212
                                          =======     ======      =======     =======       =======     =======      =======

     See accompanying notes to condensed consolidated financial statements

                           METROCORP BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 2001          2000
                                                              ---------      --------
Cash flow from operating activities:
  Net income................................................   $  6,512      $  3,301
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation ..........................................      1,265         1,609
     Provision for loan losses..............................      1,190         6,778
     Gain on securities sales...............................       (189)            -
     Loss (gain) on sale of other real estate...............         34           (45)
     Deferred loan fees.....................................        382           625
     Deferred income taxes..................................       (132)         (720)
     Changes in:
      Accrued interest receivable...........................        811          (154)
      Accrued interest payable..............................       (840)         (230)
      Income taxes payable..................................        717             -
      Other liabilities.....................................    (14,813)        1,587
      Other assets..........................................        (63)        1,417
                                                               --------      --------
        Net cash (used in) provided by operating activities.     (5,126)       14,168
                                                               --------      --------
Cash flows from investing activities:
  Purchases of securities available-for-sale................    (71,499)      (42,937)
  Proceeds from sales, maturities and principal paydowns of
     securities available-for-sale..........................     53,800         6,558
  Proceeds from maturities and principal paydowns of
     securities held-to-maturity............................          -         2,258
  Net change in loans.......................................      4,326          (825)
  Proceeds from sale of other real estate...................        587         1,624
  Purchases of premises and equipment.......................       (439)         (558)
                                                               --------      --------
        Net cash used in investing activities...............    (13,225)      (33,880)
                                                               --------      --------
Cash flows from financing activities:
  Net change in:
     Deposits...............................................        594        67,926
     Other borrowings.......................................        538       (30,099)
  Proceeds from issuance of common stock....................         59           285
  Treasury stock sold (purchased), net......................        211        (1,402)
  Dividends paid............................................     (1,258)       (2,095)
                                                               --------      --------
        Net cash provided by financing activities...........        144        34,615
                                                               --------      --------
Net (decrease) increase in cash and cash equivalents........    (18,207)       14,903
Cash and cash equivalents at beginning of period............     92,226        36,416
                                                               --------      --------
Cash and cash equivalents at end of period..................   $ 74,019      $ 51,319
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

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2001, the Company's consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, consolidated cash flows for the nine months ended September 30, 2001 and 2000, and consolidated changes in shareholders' equity for the nine months ended September 30, 2001 and 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              -------------------------    ------------------------
                                                  2001          2000           2001         2000
                                              -----------   -----------    -----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available to common
 shareholders...............................      $2,308        $2,317         $6,512       $3,301
                                              ===========   ===========    ===========   ==========
Weighted-average common shares outstanding:
  Basic.....................................      7,003         6,956          6,992        6,971
  Diluted...................................      7,081         6,956          7,037        6,971

Earnings per common share:
  Basic.....................................     $ 0.33        $ 0.33         $ 0.93       $ 0.47
  Diluted...................................     $ 0.33        $ 0.33         $ 0.93       $ 0.47


3.    SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

      In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, became effective for reporting periods beginning after September 15, 2000, and was not to be applied retroactively. In September 1999, FASB issued SFAS 137 that deferred the effective date of adoption of

SFAS 133 for one year. This was followed in September 2000 by the issuance of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to changes in the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company's financial statements, nor does management expect SFAS 133 to have a significant impact on future operations.

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

     In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. Management believes adopting this statement will not have a material impact on the Company's financial position or results of operations.


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

     The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, unless the securities laws require the Company to do so. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

     HIRING AND APPOINTMENT OF CHIEF FINANCIAL OFFICER OF THE COMPANY. On November 8, 2001, the Company announced the hiring and appointment of David D. Rinehart as Executive Vice President and Chief Financial Officer. Mr. Rinehart assumed his duties on November 13, 2001. Mr. Rinehart has over 26 years of banking and financial services experience. Prior to joining the Company, in 2000 and 2001, Mr. Rinehart served as President and Chief Executive Officer at First Federal Savings in Bryan/College Station, Texas where he was responsible for lending and business planning operations. Prior to First Federal, in 1999 and 2000, Mr. Rinehart was Senior Vice President of Strategic Planning at AEGIS Mortgage Corporation in Houston, Texas. From 1988 until their 1999 merger with Southwest Bank of Texas, Mr. Rinehart served as Chief Financial Officer and Executive Vice President for Fort Bend Holding Corporation in Rosenberg, Texas where he had financial and accounting responsibilities that included SEC reporting, treasury, strategic planning, audit and compliance, branch operations, information technology and human resources. Additionally, Mr. Rinehart managed the investment securities portfolio and assisted in acquisition analysis.

     HIRING AND APPOINTMENT OF CHIEF CREDIT OFFICER OF THE BANK. On
September 26, 2001, the Company announced the hiring and appointment of Terry J. Tangen as Executive Vice President and Chief Credit Officer of the Bank. Mr. Tangen assumed his duties on October 9, 2001 bringing with him over 26 years of commercial banking experience in credit and lending. Since 1997, Mr. Tangen served as Senior Vice President and Credit Officer at Bank One, Texas in Houston where he was responsible for credit approval on commercial loans generated in the Houston, Austin, and San Antonio middle markets. Prior to Bank One, Mr. Tangen served at Wells Fargo Bank Houston as a loan supervisor over commercial and energy credit approval. From 1992 to 1996 he was the Senior Credit Officer for the South Texas market of First Interstate Bank Houston, until their 1996 merger with Wells Fargo. Previously, Mr. Tangen served for 15 years as a lender, manager and vice president in credit administration for two Denver banks.

  GENERAL. Net income for the three months ended September 30, 2001 was $2.3 million, relatively flat compared with the quarter ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $6.5 million, an increase of $3.2 million or 97.3% from net income of $3.3 million for the same nine month period in 2000. The Company's basic and diluted EPS for the three months ended September 30, 2001 was $0.33, which was the same as reported for the third quarter in 2000, but was up $0.03 or 8.7% from $0.30 reported for the second quarter in 2001. The Company's basic and diluted EPS for the nine months ended September 30, 2001 was $0.93, compared with $0.47 for the same nine month period in 2000. The Company's return on average assets ("ROAA") for the three and nine months ended September 30, 2001 was 1.25% and 1.20%, down from 1.28% and up from 0.64%, respectively, for the same three and nine month periods in 2000. The decrease in ROAA for the three months ended September 30, 2001 compared to the same three month period in 2000 was primarily the result of relatively flat earnings over an increase in average assets of $12.1 million. The return on average shareholders' equity ("ROAE") for the three and nine months ended September 30, 2001 was 14.23% and 13.97%, down from 17.29% and up from 8.30%, respectively, for the same three and nine month periods in 2000. The decrease in ROAE for the three months ended September 30, 2001 compared to the same three month period in 2000 was the result of relatively flat earnings over an increase in average equity of $11.2 million. Earnings and the associated performance ratios for the nine months ended September 30, 2000 were adversely impacted by a one-time factoring receivables charge-off of $5.3 million in the second quarter of 2000.

      The Board of Governors of the Federal Reserve System lowered interest rates eight times for a total of 350 basis points during the nine months ended September 30, 2001. A ninth decrease was announced on October 2, 2001 of 50 basis points. These decreases reduced the "prime" rate from 9.50% at December 31, 2000 to 6.00% at September 30, 2001. As a result of the lowered interest rates, net interest income decreased as approximately seventy-five percent of the Company's loan portfolio is priced at floating rates tied to the prime rate. However, interest rate floors within about half of the loan portfolio have partially mitigated the decline in loan yields. The decreased net interest income was also partially offset by decreased total interest expense.

      At September 30, 2001, total assets and net loans were $732.2 million and $467.1 million, respectively, compared with $736.8 million and $474.5 million, respectively, at December 31, 2000. The $4.6 million or 0.6% decrease in total assets at September 30, 2001 compared to December 31, 2000 was primarily attributable to decreased net loan balances of $7.3 million, decreased cash and cash equivalents of $18.2 million, offset by increased investment securities and other assets of $20.9 million. The decrease in net loans was due to the combination of loan prepayments that have exceeded new loan funding, a softened loan demand, and more conservative credit standards. The liquidity created from increased deposit volumes and net loan prepayments was used to purchase investment securities. Total liabilities and total deposits at September 30, 2001 were $665.9 million and $626.5 million, respectively, compared with $678.1 million and $625.9 million, respectively, at December 31, 2000.

      Shareholders' equity at September 30, 2001 was $66.2 million compared with $58.7 million at December 31, 2000, an increase of $7.5 million or 12.8%. The increase in shareholders' equity for the nine months ended September 30, 2001 was attributed to a combination of $6.5 million in net income and an increase in accumulated other comprehensive income of $2.0 million, offset by $1.0 million in dividend payments.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. For the three months ended September 30, 2001, net interest income, before the provision for loan losses, decreased by $1.2 million or 12.8% to $7.8 million compared with $9.0 million for the same three month period in 2000. For the quarter ended September 30, 2001 compared with the same quarter in 2000, the net interest margin narrowed 79 basis points to 4.56% from 5.35%. For the nine months ended September 30, 2001, net interest income, before the provision for loan losses, decreased by $3.6 million or 13.3% to $23.6 million compared with $27.2 million for the same nine month period in 2000. For the nine months ended September 30, 2001 compared with the same period in 2000, the net interest margin narrowed 99 basis points to 4.65% from 5.64%. The decrease in net interest income and the net interest margin over the three and nine month periods in 2001 compared with the same periods in 2000, was primarily due to lower market interest rates in 2001. Partially softening the declines in interest income and the net interest margin, was that during the second and third quarters of 2001, approximately 90% of the Company's interest-bearing contractual time deposits issued in 2000 at higher market interest rates matured and renewed for shorter terms at lower interest rates which reduced the associated interest expense. In addition, the Company repaid a $25.0 million Federal Home Loan Bank ("FHLB") loan in September 2000, which decreased the net borrowing volume for the three and nine month periods ended September 30, 2001, further reducing interest expense.

      Total interest income for the three months ended September 30, 2001 decreased by $3.0 million or 18.2% to $13.4 million from $16.4 million for the same period in 2000. Total interest income for the nine months ended September 30, 2001 decreased by $4.4 million or 9.4% to $42.7 million from $47.1 million for the same period in 2000. The decrease was primarily due to lower market interest rates that reduced the yields on earning assets tied to such rates. The loan portfolio is weighted toward variable rate loans that reprice as the market "prime" rate moves, and therefore, is sensitive to interest rate movement. Partially softening the decline in loan yield is that approximately half of the loan portfolio has interest rate floors that averaged 8.20% as of September 30, 2001. Additionally, during 2001 as loan volume decreased the Company purchased additional investment securities. Because the yields on loans are generally higher than the yields on investments, this contributed to the decrease in interest income.

      Interest income from loans for the three and nine month periods ended September 30, 2001 was $10.6 million and $33.8 million, down $2.5 million or 19.2% and down $5.2 million or 13.4%, respectively, from $13.1 million and $39.0 million, respectively, for the same periods in 2000. For the three months ended September 30, 2001, the average yield on average total loans of $472.1 million was 8.89%, compared to the same period in 2000 with an average yield on average total loans of $478.3 million at 10.89%, a volume decrease of $6.2 million and a yield decrease of 200 basis points. For the nine months ended September 30, 2001, the average yield on average total loans of $472.4 million was 9.57%, compared to the same period in 2000 with an average yield on average total loans of $486.0 million at 10.72%, a volume decrease of $13.6 million and a yield decrease of 115 basis points.

      Interest income from investments for the three and nine months ended September 30, 2001 was $2.9 million and $8.9 million, down $475,000 or 14.3% and up $781,000 or 9.6%, respectively, from $3.3 million and $8.1 million, respectively, for the same periods in 2000, primarily due to increased investment volumes offset by lower yields in 2001. The yields on investments were affected by prepayments of mortgage-backed securities and calls of agency securities that were reinvested in shorter termed mortgage-backed securities and collateralized mortgage obligations at lower market interest rates. For the three months ended September 30, 2001, the average yield on average total investments (securities, Federal funds sold and other temporary investments) of $212.7 million was 5.32% compared to the same period in 2000 with average total investments of $192.6 million at 6.87%, an increase in volume of $20.1 million and a decrease in yield of 115 basis points. For the nine months ended September 30, 2001, the average yield on average total investments of $204.8 million was 5.80% compared to the same period in 2000 with average total investments of $158.2 million at 6.84%, an increase in volume of $46.6 million and a decrease in yield of 104 basis points.

      For the three and nine months ended September 30, 2001, total earning assets averaged $684.8 million and $677.1 million with average yields of 7.78% and 8.43%, respectively, compared to $670.9 million and $644.2 million with average yields of 9.73% and 9.77%, respectively, for the same periods in 2000. For the three and nine months ended September 30, 2001 compared with the same periods in 2000 this represented an increase in total average earning asset volumes of $13.9 million and $32.9 million, respectively, and a decrease in total average earning asset yields of 195 and 134 basis points, respectively.

      Total interest expense for the three months ended September 30, 2001 decreased by $1.8 million or 24.9% to $5.6 million compared with $7.4 million for the same period in 2000. Total interest expense for the nine months ended September 30, 2001 decreased by $815,000 or 4.1% to $19.1 million compared with $19.9 million for the same period in 2000. The decrease in total interest expense for the three and nine months ended September 30, 2001 compared to the same periods in 2000 was primarily the result of decreased interest rates paid for interest-bearing deposits and borrowed funds as market interest rates fell in 2001, while the Company's borrowing volume was reduced and interest-bearing deposit volumes grew.

      Interest paid on interest-bearing deposits for the three and nine months ended September 30, 2001 was $5.2 million and $18.1 million, respectively, compared to $6.8 million and $17.9 million, respectively, for the same periods in 2000, a decrease of $1.6 million or 23.5% and an increase of $238,000 or 1.3%, respectively. The increase in interest expense for the nine month period ended September 30, 2001 compared to the same period in 2000 was primarily due to higher interest rates paid for interest-bearing deposits particularly in the first quarter of 2001. Although market interest rates decreased during this nine month period, a significant portion of the Company's time deposits had been contracted and priced based on higher interest rates in effect during 2000. Approximately 90% of these time deposits matured and renewed for shorter terms at lower rates during the second and third quarters of 2001. Additionally, a significant portion of these deposits have matured and renewed a second time in 2001 at even lower rates.

     Average interest-bearing deposits for the three and nine months ended September 30, 2001 were $514.7 million and $517.7 million, respectively, compared with average interest-bearing deposits for the same periods in 2000 of $508.5 million and $477.8 million, respectively, average increases of $6.2 million or 1.2% and $39.9 million or 8.4%, respectively. While interest-bearing deposit volumes grew, the average rates paid on interest-bearing deposits for the three and nine months ended September 30, 2001 declined and were 4.03% and 4.69%, respectively, compared to the three and nine months ended September 30, 2000 at 5.31% and 5.01%, respectively, decreases of 128 and 32 basis points, respectively. Management believes, based on its historical experience, that a significant amount of the Company's large time deposits have core-type characteristics and anticipates that this source of funding will continue to sustain a substantial portion of the Company's asset growth in the future.

      Interest paid on borrowed funds for the three and nine months ended September 30, 2001 was $319,000 and $946,000, respectively, compared to $582,000 and $2.0 million, respectively, for the same periods in 2000, decreases of $263,000 or 45.2% and $1.1 million or 52.7%, respectively. Average borrowed funds for the three and nine months ended September 30, 2001 were $25.5 million and $25.6 million, respectively, compared with average borrowed funds for the same periods in 2000 of $41.8 million and $48.6 million, respectively, average decreases of $16.3 million or 39.0% and $23.0 million or 47.3%. The decrease in borrowed funds was due to the repayment of a $25.0 million Federal Home Loan Bank ("FHLB") loan in September 2000. The average rates paid on borrowed funds for the three and nine months ended September 30, 2001 were 4.96% and 4.94%, respectively, compared to the three and nine months ended September 30, 2000 at 5.54% and 5.50%, respectively, decreases of 58 and 56 basis points, respectively.

      The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. No tax-equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the tables as loans having a zero yield.


                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                                          2001                                  2000
                                                          -----------------------------------   -----------------------------------
                                                            AVERAGE     INTEREST     AVERAGE      AVERAGE     INTEREST     AVERAGE
                                                          OUTSTANDING    EARNED/      YIELD/    OUTSTANDING    EARNED/      YIELD/
                                                            BALANCE       PAID       RATE (1)     BALANCE       PAID       RATE (1)
                                                          -----------   --------     --------   -----------   --------     --------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
 Total loans...........................................      $472,111    $10,573       8.89%       $478,302    $13,089      10.89%
 Taxable securities....................................       127,917      2,043       6.34         118,980      2,133       7.13
 Tax-exempt securities.................................        24,542        305       4.93          21,248        267       5.00
 Federal funds sold and other temporary investments....        60,269        504       3.32          52,405        927       7.04
                                                             --------    -------                   --------    -------
    Total interest-earning assets......................       684,839     13,425       7.78%        670,935     16,416       9.73%
 Less allowance for loan losses........................        (9,332)                               (8,775)
                                                             --------                              --------
Total interest-earning assets, net of allowance for
 loan losses...........................................       675,507                               662,160
Noninterest-earning assets.............................        54,456                                55,711
                                                             --------                              --------
  Total assets.........................................      $729,963                              $717,871
                                                             ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
 Interest-bearing demand deposits......................      $ 56,059        282       2.00%       $ 43,704        325     2.96%
 Saving and money market accounts......................       104,018        540       2.06          96,830        883     3.63
 Time deposits.........................................       354,672      4,408       4.93         367,958      5,599     6.03
 Other borrowings......................................        25,540        319       4.96          41,807        582     5.54
                                                             --------    -------                   --------    -------
   Total interest-bearing liabilities..................       540,289      5,549       4.07%        550,299      7,389     5.34%
Noninterest-bearing liabilities:
 Noninterest-bearing demand deposits...................       113,251                               108,639
 Other liabilities.....................................        12,067                                 5,775
                                                             --------                              --------
   Total liabilities...................................       665,607                               664,713

Shareholders' equity...................................        64,356                                53,158
                                                             --------                              --------
   Total liabilities and shareholders' equity..........      $729,963                              $717,871
                                                             ========                              ========
Net interest income....................................                  $ 7,876                              $  9,027
                                                                         =======                              ========
Net interest spread....................................                                3.71%                               4.39%

Net interest margin....................................                                4.56%                               5.35%

------------------------
(1)  Annualized.

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                                          2001                                  2000
                                                          -----------------------------------   -----------------------------------
                                                            AVERAGE     INTEREST     AVERAGE      AVERAGE     INTEREST     AVERAGE
                                                          OUTSTANDING    EARNED/      YIELD/    OUTSTANDING    EARNED/      YIELD/
                                                            BALANCE       PAID       RATE (1)     BALANCE       PAID       RATE (1)
                                                          -----------   --------     --------   -----------   --------     --------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
 Total loans...........................................     $472,355     $33,799         9.57%      $485,973    $39,010     10.72%
 Taxable securities....................................      129,426       6,377         6.59        100,555      5,425      7.21
 Tax-exempt securities.................................       22,958         865         5.04         21,518        803      4.98
 Federal funds sold and other temporary investments....       52,404       1,643         4.19         36,136      1,876      6.93
                                                            --------     -------                    --------    -------
    Total interest-earning assets......................      677,143      42,684         8.43%       644,182     47,114      9.77%
 Less allowance for loan losses........................       (9,297)                                 (8,401)
                                                            --------                                --------
 Total interest-earning assets, net of allowance for
  loan losses..........................................      667,846                                 635,781
Noninterest-earning assets.............................       55,859                                  55,920
                                                            --------                                --------
  Total assets.........................................     $723,705                                $691,701
                                                            ========                                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
 Interest-bearing demand deposits......................     $ 52,575         974         2.48%      $ 42,366        949      2.99%
 Saving and money market accounts......................      100,479       1,977         2.63         95,991      2,393      3.33
 Time deposits.........................................      364,654      15,219         5.58        339,415     14,590      5.74
Federal funds purchased and securities sold under
 repurchase agreements.................................            -           -            -             16          1         -
 Other borrowings......................................       25,611         946         4.94         48,537      1,998      5.50
                                                            --------     -------                    --------    -------
   Total interest-bearing liabilities..................      543,319      19,116         4.70%       526,325     19,931      5.06%
Noninterest-bearing liabilities:
 Noninterest-bearing demand deposits...................      106,523                                 105,425
 Other liabilities......................................      11,543                                   6,983
                                                            --------                                --------
   Total liabilities...................................      661,385                                 638,733

Shareholders' equity...................................       62,320                                  52,968
                                                            --------                                --------
   Total liabilities and shareholders' equity..........     $723,705                                $691,701
                                                            ========                                ========
Net interest income....................................                  $23,568                                $27,183
                                                                         =======                                =======
Net interest spread....................................                                  3.73%                               4.71%

Net interest margin....................................                                  4.65%                               5.64%

-------------------------
(1)  Annualized.

      The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and changes in interest rates for the three and nine month periods ended September 30, 2001 compared with the three and nine month periods ended September 30, 2000. For purposes of these tables, changes attributable to both rate and volume have been allocated to rate.

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                           2001 vs 2000
                                                                 ---------------------------------
                                                                  INCREASE (DECREASE)
                                                                        DUE TO
                                                                 -------------------    ----------
                                                                   VOLUME     RATE        TOTAL
                                                                 -------    --------    ----------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans......................................................    $ 6,950    $ (9,466)    $(2,516)
  Securities.................................................      1,264      (1,316)        (52)
  Federal funds sold and other temporary investments.........      1,820      (2,243)       (423)
                                                                 -------    --------     -------
   Total increase (decrease) in interest income..............     10,034     (13,025)     (2,991)

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits...........................        498        (541)        (43)
  Saving and money market accounts...........................      1,291      (1,634)       (343)
  Time deposits..............................................      2,708      (3,899)     (1,191)
  Other borrowings...........................................       (114)       (149)       (263)
                                                                 -------    --------     -------
   Total increase (decrease) in interest expense.............      4,383      (6,223)     (1,840)
                                                                 -------    --------     -------
 Increase (decrease) in net interest income..................    $ 5,651    $ (6,802)    $(1,151)
                                                                 =======    ========     =======

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2001 vs 2000
                                                                 ---------------------------------
                                                                  INCREASE (DECREASE)
                                                                        DUE TO
                                                                 -------------------    ----------
                                                                   VOLUME     RATE        TOTAL
                                                                 -------    --------    ----------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans......................................................    $   236    $ (5,447)    $(5,211)
  Securities.................................................      1,875        (861)      1,014
  Federal funds sold and other temporary investments.........      1,202      (1,435)       (233)
                                                                 -------    --------     -------
   Total increase (decrease) in interest income..............      3,313      (7,743)     (4,430)

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand deposits...........................        295        (270)         25
  Saving and money market accounts...........................        287        (703)       (416)
  Time deposits..............................................      1,212        (583)        629
  Federal funds purchased....................................         (1)          -          (1)
  Other borrowings...........................................       (908)       (144)     (1,052)
                                                                 -------    --------     -------
   Total increase (decrease) in interest expense.............        885      (1,700)       (815)
                                                                 -------    --------     -------

 Increase (decrease) in net interest income..................    $ 2,428    $ (6,043)    $(3,615)
                                                                 =======    ========     =======


     PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to income to maintain the Company's allowance for loan losses at a level which management considers adequate to absorb probable losses inherent in the loan portfolio. For the three months ended September 30, 2001, the provision for loan losses was $407,000 compared with $499,000 for the three months ended September 30, 2000, down $92,000 or 18.4%. For the nine months ended September 30, 2001, the provision for loan losses was $1.2 million compared with $6.8 million for the nine months ended September 30, 2000, down $5.6 million or 82.4%, primarily due to less charge-off volume in 2001. The higher provision made in 2000 was necessary to replenish the allowance for loan losses as a result of the $5.3 million factoring receivables charge-off. The allowance for loan losses at September 30, 2001 was $9.3 million, compared with $9.0 million at September 30, 2000. At September 30, 2001, the ratio of the allowance for loan losses to total loans (net of unearned interest, deferred fees, and discounts) was 1.96% compared with 1.85% at September 30, 2000.

      NONINTEREST INCOME. Total noninterest income for the three and nine months ended September 30, 2001 was $2.1 million and $6.5 million, respectively, up $280,000 or 15.3% and $1.3 million or 25.6%, respectively, from $1.8 million and $5.2 million, respectively, for the same three and nine month periods in 2000. These increases were primarily the result of service charges (including nonsufficient funds fees) and other banking service fees more broadly applied on a higher deposit base and an increase in fee income through sales of traditional nonlending bank services such as trade finance, mortgage loan services, and funds transfer services.

      For the three and nine months ended September 30, 2001, service charges on deposit accounts were $1.6 million and $4.7 million, and represented 75.5% and 72.3% of total noninterest income, respectively, compared to the same periods in 2000 when service charges on deposit accounts represented 66.6% and 65.9% of total noninterest income, respectively. Fees from deposit related services such as check cashing, wire transfer fees, official check fees, and printed check fees were reclassified in 2001 to the service charges category from the other noninterest income category as they are more reflective of traditional nonlending bank services charges. The 2000 figures for noninterest income were adjusted to reflect the 2001 reclassification. Remaining in the other noninterest income category for 2001 were all other miscellaneous fees such as checkcard fees, capital markets and credit life commissions, automated clearing-house fees, merchant credit card clearing fees, and gains/losses on sale of SBA loans. For the three and nine months ended September 30, 2001, compared to the same three and nine month periods in 2000, other noninterest income was down primarily due to gains on sales of SBA loans realized in 2000 of $127,000 and $415,000, respectively, and no similar sales of SBA loans in 2001. In addition, net gains on sales of investment securities for the three and nine months ended September 30, 2001 of $13,000 and $189,000 were primarily due to calls on agency securities that were originally purchased at discounts and subsequently called at par as a result of the decline in market interest rates.

      The following table presents, for the periods indicated, the major categories of noninterest income:

                                                    FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                    -------------------         -------------------
                                                      2001      2000               2001      2000
                                                     ------    ------             ------    ------
                                                                (DOLLARS IN THOUSANDS)
Service charges...............................      $1,595    $1,221              $4,737    $3,442
Other loan-related fees.......................         236       236                 735       640
Letters of credit commissions and fees........         149       147                 498       424
Gain on sale of investment securities, net....          13         -                 189         -
Other noninterest income......................         119       228                 395       713
                                                    ------    ------              ------    ------
   Total noninterest income...................      $2,112    $1,832              $6,554    $5,219
                                                    ======    ======              ======    ======

     NONINTEREST EXPENSE. Total noninterest expense for the three and nine months ended September 30, 2001 was $6.1 million and $19.2 million, respectively, down $549,000 or 8.1% and $1.2 million or 6.1%, respectively, from $6.7 million and $20.5 million, respectively, for the same three and nine month periods in 2000. The decreases in total noninterest expense for the three and nine months ended September 30, 2001 were primarily due to decreased non-staff expense of $451,000 million or 14.0% and $1.6 million or 15.8%, respectively. The decreases in non-staff expense were primarily due to the Galleria branch closing in November 2000 and less legal and audit/consulting fees that were partially offset by increased fees to directors, and increased miscellaneous other operating expenses. Professional fees were higher in 2000 as a result of the factoring receivables charge-off and various systems-related improvements. The Company's quarterly average for noninterest expense in the year 2000 was $6.8 million compared with the quarterly average for 2001 of $6.4 million, an average quarterly reduction through the first three quarters of 2001 of approximately $400,000.

     The Company's efficiency ratio improved over the three months ended September 30, 2001 by 10 basis points to 61.77% compared with the same three month period in 2000 at 61.87%. This was primarily the result of a combination of higher noninterest income and lower noninterest expense, partially offset by lower net interest income. The efficiency ratio for the three months ended September 30, 2001 improved 366 basis points from the ratio reported for the second quarter 2001 of 65.43%. The Company's efficiency ratio for the nine months ended September 30, 2001 softened 66 basis points to 63.84% compared with the same period in 2000 at 63.18% and was primarily the result of lower interest income due to lower market interest rates.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                    FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                    -------------------         -------------------
                                                      2001     2000                2001      2000
                                                     ------   ------              ------    ------
                                                                (DOLLARS IN THOUSANDS)
Employee compensation and benefits.............     $3,410   $ 3,508             $10,746   $10,394
Non-staff expenses:
  Occupancy...................................       1,126     1,236               3,392     3,786
  Other real estate, net......................          88       (45)                 85       (61)
  Data processing.............................          15        42                  53       128
  Professional fees...........................         238     1,042               1,002     2,568
  Advertising.................................          69        79                 287       325
  Director compensation.......................         113        65                 324       254
  Printing and supplies.......................         118       116                 369       337
  Telecommunications..........................         140       124                 453       415
  Other noninterest expense...................         853       552               2,518     2,327
                                                    ------    ------             -------   -------
    Total non-staff expenses..................       2,760     3,211               8,483    10,079
    Total noninterest income..................      $6,170    $6,719             $19,229   $20,473
                                                    ======    ======             =======   =======

     Employee compensation and benefits expense of $3.4 million for the three months ended September 30, 2001 represented 55.3% of total noninterest expense, and was down from the same three month period in 2000 by $98,000 or 2.8%. Employee compensation and benefits expense of $10.7 million for the nine months ended September 30, 2001 represented 55.9% of total noninterest expense and was up from the same nine month period in 2000 by $352,000 or 3.4%. The increased employee compensation and benefits expense was primarily due to annual salary increases, additions to officer and senior officer level employees, and various incentive program payments. Full-time equivalent ("FTE") employees at September 30, 2001 were 310.06 compared with FTE of 326.41 at September 30, 2000, a decrease of 16.35 FTE. The full-time equivalent calculation includes all full-time, part-time, temporary, contract, and security guard staff based on total hours worked.

FINANCIAL CONDITION

      LOAN PORTFOLIO. Total loans decreased by $7.3 million or 1.5%, from $483.7 million at December 31, 2000 to $476.5 million at September 30, 2001. The decrease was primarily due to a combination of large loan prepayments that exceeded new loan funding in 2001, softer loan demand and the Company's more conservative credit standards. In response to a weakened national economy, management recognizes that potential deterioration in asset quality could arise and is proactively reviewing and evaluating all credits. This includes increased contact with borrowers, more frequent field visits, and more conservative credit evaluations. As a result, the Company has revised its loan growth expectations for 2001 to flat or slightly down from the amount of loans at December 31, 2000. At September 30, 2001 and December 31, 2000, the ratio of total loans to total deposits was 76.1% and 77.3%, respectively. At the same dates, total loans represented 65.1% and 65.7% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

                                                AS OF SEPTEMBER 30, 2001     AS OF DECEMBER 31, 2000
                                                ------------------------     -----------------------
                                                  AMOUNT       PERCENT         AMOUNT       PERCENT
                                                ---------     ----------     ----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Commercial and industrial....................    $305,738        63.37%       $298,134       60.92%
Real estate mortgage:
  Residential................................       8,073         1.67          10,141        2.07
  Commercial.................................     123,066        25.51         128,242       26.20
Real estate construction:
  Residential................................       6,017         1.25           7,542        1.54
  Commercial.................................      28,097         5.82          32,059        6.55
Consumer and other...........................      11,501         2.38          11,986        2.45
Factored receivables.........................           -            -           1,297        0.27
                                                ---------     ----------     ----------    ---------
Gross loans..................................     482,492       100.00%        489,401      100.00%
                                                              ==========                   =========
  Less: unearned discounts, interest
    and deferred fees........................      (6,025)                      (5,663)
                                                ---------                    ----------
Total loans..................................     476,467                      483,738
  Less: allowance for loan losses............      (9,339)                      (9,271)
                                                ---------                    ----------
Loans, net...................................    $467,128                     $474,467
                                                =========                    ==========

  NONPERFORMING ASSETS. Net nonperforming assets at September 30, 2001 were $4.9 million, an increase of $3.0 million from net nonperforming assets of $1.9 million at December 31, 2000, but were down $785,000 from the $5.7 million reported as of June 30, 2001. The increase from December 31, 2000 was primarily due to the Company's conservative credit evaluations, a softer national economy, and certain borrowers who were impacted by the weather related problems experienced in Houston during the second quarter of 2001. In addition, in the second quarter 2001, the Company amended its loan servicing practices to allow for certain loans to remain on accrual status when reaching 90 days or more past due. These loans include those that are in workout and are close to the end of the resolution process to bring their payment schedules current. Historically, the Company's loan servicing practices had been to automatically place loans on nonaccrual status upon reaching 91 days past due. Loans accruing 90 days or more past due at September 30, 2001 were $974,000, down $594,000 or 37.9% from the $1.6 million reported as of June 30, 2001. The ratios for net nonperforming assets to total loans and other real estate were 1.02% and 0.40% at September 30, 2001 and December 31, 2000, respectively. The ratios for net nonperforming assets to total assets were 0.67% and 0.26% for the same periods, respectively. These figures are net of the loan portions guaranteed by the United States Department of Commerce's Small Business Administration (the "SBA"), the Export Import Bank of the United States (the "Ex-Im Bank"), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund ("OCCGF"), an agency sponsored by the government of Taiwan, which were $1.4 million at September 30, 2001 and $1.0 million at December 31, 2000.

     Prior to 2001, the Company was actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of these programs, the Company is required to repurchase any loans which may become nonperforming. As a result of this requirement, the Company's nonperforming loans may increase during the period of time prior to which any loan repurchased is either restored to an accrual status or the Company claims on the guarantee.

      The following table presents information regarding nonperforming assets at the periods indicated:

                                                                             AS OF                AS OF
                                                                      SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                      -------------------   ------------------
                                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans ...................................................      $  3,747             $  2,225
Accruing loans 90 days or more past due ............................           974                    -
Other real estate...................................................         1,523                  696
Other assets repossessed............................................            54                   61
                                                                          --------             --------
 Total nonperforming assets ........................................         6,298                2,982
Less:
 Nonperforming loans guaranteed by the SBA, Ex-Im Bank
  and OCCGF.........................................................         1,414                1,049
                                                                          --------             --------
 Total net nonperforming assets.....................................      $  4,884             $  1,933
                                                                          ========             ========

Nonperforming assets to total assets................................          0.86%                0.40%
Nonperforming assets to total loans and other real estate...........          1.32%                0.62%
Net nonperforming assets to total assets (1)........................          0.67%                0.26%
Net nonperforming assets to total loans and other real estate (1)...          1.02%                0.40%

------------------
(1) Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.


      ALLOWANCE FOR LOAN LOSSES. For the nine months ended September 30, 2001, net loan charge-offs were $1.1 million or 0.24% of average total loans outstanding, a decrease of $4.7 million or 81.0% compared with $5.8 million or 1.19% of average total loans outstanding for the year ended December 31, 2000. The Company seeks recovery of charge-offs through all available channels. The Company continues working to further strengthen its credit administration systems, policies, and loan review procedures. At both September 30, 2001 and December 31, 2000, the allowance for loan losses aggregated $9.3 million or 1.96% and 1.92% of average total loans, respectively.

      The following table presents an analysis of the allowance for loan losses and other related data:

                                                                       AS OF AND FOR THE     AS OF AND FOR THE
                                                                       NINE MONTHS ENDED         YEAR ENDED
                                                                       SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                       ------------------    -----------------
                                                                                (DOLLARS IN THOUSANDS)
Average year-to-date total loans outstanding.........................        $472,355             $486,549
                                                                             ========             ========
Total loans outstanding at end of period ............................        $476,467             $483,738
                                                                             ========             ========
Allowance for loan losses at beginning of period.....................        $  9,271             $  7,537
Provision for loan losses ...........................................           1,190                7,508
Charge-offs:
 Commercial and industrial ..........................................          (1,043)              (1,479)
 Real estate - mortgage .............................................               -                  (23)
 Consumer and other .................................................            (172)              (5,524)
                                                                             --------             --------
   Total charge-offs ................................................          (1,215)              (7,026)
                                                                             --------             --------
Recoveries:
 Commercial and industrial ..........................................              42                  901
 Real estate - mortgage .............................................              11                    8
 Consumer and other .................................................              40                  343
                                                                             --------             --------
   Total recoveries .................................................              93                1,252
                                                                             --------             --------
Net loan charge-offs ................................................          (1,122)              (5,774)
                                                                             --------             --------
Allowance for loan losses at end of period ..........................        $  9,339             $  9,271
                                                                             ========             ========
Ratio of allowance to end of period total loans .....................            1.96%                1.92%
Ratio of net loan charge-offs to average total loans ................            0.24%                1.19%
Ratio of allowance to end of period nonperforming loans..............          160.63%              416.67%
Ratio of allowance to end of period net nonperforming loans..........          230.93%              788.35%


      SECURITIES. At September 30, 2001, the securities portfolio totaled $164.7 million, reflecting an increase of $20.9 million or 14.5% from $143.8 million at December 31, 2000. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has been funded by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. Effective January 1, 2001, the Company adopted SFAS 133, which allowed for a one-time transfer of investment securities between the held-to-maturity and available-for-sale categories. In January 2001, the Company reclassified its "held-to-maturity" investment portfolio to the "available-for-sale" category which has provided greater flexibility in the ongoing management of the Company's liquidity.

     DEPOSITS. At September 30, 2001, total deposits were $626.5 million, up $594,000 or 0.09% from $625.9 million at December 31, 2000. Noninterest-bearing deposits at September 30, 2001 increased by $5.2 million or 4.8% to $113.1 million from $107.9 million at December 31, 2000. Interest-bearing deposits at September 30, 2001 decreased by $4.6 million or 0.9% to $513.4 million from $518.0 million at December 31, 2000. The Company's ratios of noninterest-bearing demand deposits to total deposits at September 30, 2001 and December 31, 2000 were 18.1% and 17.2%, respectively. The $4.6 million decrease in interest-bearing deposits between December 31, 2000 and September 30, 2001 was the net effect of an increase of approximately $15.4 million in new deposits offset by a reduction of $20.0 million in CD's tied to two interest rate swap contracts which were called in the first quarter of 2001 due to the decline in market interest rates.

     OTHER BORROWINGS. The Company has two ten-year loans totaling $25.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The Company has an additional unused, unsecured line of credit with the FHLB totaling $50.0 million. The two ten-year loans bear interest at an average rate of 4.99% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts having a maturity of 14 days or less. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at September 30, 2001 and $5.0 million at December 31, 2000.

     CAPITAL RESOURCES. Shareholders' equity at September 30, 2001 increased by $7.5 million or 12.8% to $66.2 million from $58.7 million at December 31, 2000. The increase for the nine months ended September 30, 2001 was primarily due to net income of $6.5 million and an increase in other comprehensive income and the unrealized gains on investment securities of $2.0 million. The increase in sharholders' equity was partially offset by dividend payments of $1.0 million.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of September 30, 2001 to the minimum and well-capitalized regulatory standards:

                                            MINIMUM             TO BE WELL
                                          REQUIRED FOR       CAPITALIZED UNDER
                                        CAPITAL ADEQUACY     PROMPT CORRECTIVE      ACTUAL RATIO AT
                                           PURPOSES          ACTION PROVISIONS     SEPTEMBER 30, 2001
                                        ----------------     -----------------     ------------------
THE COMPANY
 Leverage ratio........................      4.00%(1)               N/A                    8.78%
 Tier 1 risk-based capital ratio.......      4.00                   N/A                   12.71
 Risk-based capital ratio..............      8.00                   N/A                   13.97

THE BANK
 Leverage ratio........................      4.00%(2)               5.00%                  8.38%
 Tier 1 risk-based capital ratio.......      4.00                   8.00                  12.14
 Risk-based capital ratio..............      8.00                  10.00                  13.39

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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6A. EXHIBITS

   EXHIBIT                              IDENTIFICATION
   NUMBER                                 OF EXHIBIT

     11      -- Computation of Earnings Per Common Share, included as Note (2)
                to the Condensed Consolidated Financial Statements on Page 5 of this Form 10-Q.


ITEM 6B. REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  METROCORP BANCSHARES, INC.



                               By:   /S/ Don J. Wang
                                  -----------------------------------
   Date:  November 13, 2001       Don J. Wang
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (Principal Executive Officer)



                               By:   /S/ Allen D. Brown
                                  -----------------------------------
   Date:  November 13, 2001       Allen D. Brown
                                  President
                                  (Principal Financial and Accounting Officer)