Form 10-K
period 2001-12-31
METROCORP BANCSHARES INC
filed 2002-03-29
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

OR

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-25141

MetroCorp Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Bellaire Boulevard, Suite 252
Houston, Texas 77036
(Address of principal executive offices including zip code)

(713) 776-3876
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 20, 2002, the number of outstanding shares of Common Stock was 7,013,829. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date of $11.75 per share, was approximately $60,164,853.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2001, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

PART I

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•
changes in local economic and business conditions which adversely affect the ability of the Company’s customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

•
changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require it to do so.

Item 1.    Business

General

MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (the “Bank”). The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876.

The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier multicultural bank in each community that it serves. The Company operates in a niche market by providing personalized, culturally sensitive service to the multicultural communities in Houston and Dallas. The Company has strategically opened each of its 14 banking offices in an area with large multi-ethnic concentrations and intends to pursue branch opportunities in multi-ethnic markets with significant small and medium–sized business activity.

Management believes that the multicultural communities present excellent opportunities for future growth. According to the Greater Houston Partnership/Chamber of Commerce, the greater Houston metropolitan area is home to an Asian population of approximately 245,900, with people of Vietnamese, Chinese, Korean and Taiwanese ancestry comprising the four largest groups. Houston’s Hispanic population is approximately 1,146,300 and represents approximately one-quarter of the city’s population. The Asian and Hispanic communities together comprise almost one-third of the total population of Houston. Similarly, according to the Dallas Chamber of Commerce, the greater Dallas metropolitan area has a growing Asian community of approximately 196,456 and a Hispanic population of approximately 856,349 that constitutes, in the aggregate, approximately one-quarter of the total population of Dallas.

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

The Bank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and the Bank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, the Bank expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened the Bank’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, the Bank has accomplished its growth internally through the establishment of de novo branches in market areas with large Asian and Hispanic communities. Since the Bank’s formation in 1987, it has established 11 branches in the greater Houston metropolitan area. In 1996, the Bank expanded into the Dallas metropolitan area, and with the success of the first Dallas area branch, opened two additional branch offices in 1998 and 1999, respectively.

Business

In connection with the Company’s multi-ethnic approach to community banking, the Company offers products designed to appeal to its customers and further enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the multicultural communities that it serves. Each of its product lines is an outgrowth of the Company’s expertise in meeting the particular needs of its customers. The Company’s principal lines of business are the following:

Commercial and Industrial Loans.    The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Its commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2001, the Company’s commercial and industrial loan portfolio totaled $312.9 million or 62.7% of the gross loan portfolio. At that date, the Company had a concentration of loans in the hotel and motel industry of $88.0 million. Hotel and motel lending was originally targeted by the Company because of management’s particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has broadened its lending strategy in efforts to further diversify its portfolio to other industries such as retail centers, restaurants, self-service gasoline and convenience marts, apartment buildings, and various other small businesses.

Commercial Mortgage Loans.    The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 2001, the Company had a commercial mortgage portfolio of $131.0 million or 27.8% of the gross loan portfolio.

Construction Loans.    The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are for single-family dwellings, which are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2001, the Company had a real estate construction portfolio of $36.2 million or 7.3% of the gross loan portfolio, of which, $6.0 million was residential and $30.2 million was commercial.

Residential Mortgage Brokerage and Lending.    The Company uses its existing branch network to offer a complete line of single-family residential mortgage products. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization to its existing customers on a select basis, which loans are retained in the Company’s portfolio. As of December 31, 2001, the residential mortgage portfolio totaled $7.8 million or 1.6% of the gross loan portfolio.

Government Guaranteed Small Business Lending.    The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2001, the Company had $101.3 million in the retained portion of its SBA loans, approximately $63.8 million of which was guaranteed by the SBA. For the SBA’s fiscal year ended September 30 2001, the Company was ranked as the largest SBA loan originator in the 32- county Houston SBA District in terms of dollar volume produced. Another source of government guaranteed lending provided by the Company is Business and Industrial loans (“B&I Loans”) which are secured by the U.S. Department of Agriculture (the “USDA”) and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2001, the Company’s USDA portfolio totaled $5.2 million. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund (“OCCGF”), which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and who reside “overseas.” As of December 31, 2001, the Company’s OCCGF portfolio totaled $5.4 million.

Trade Finance.    Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government which provides guarantees for trade finance loans. At December 31, 2001, the Company’s aggregate trade finance portfolio commitments totaled approximately $11.6 million.

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

On December 20, 2001, in collaboration with the Mexican Consulate of Houston, the Company introduced the Matricula Checking account as a service to the Hispanic community in the greater Houston metropolitan area. Using an official Matricula card issued by the consulate as identification, a Mexican national can open this account. Matricula Checking was the first account of this type in the Houston area. It addresses a significant social issue: Immigrants are typically unable to obtain acceptable identification and lack basic banking services. With this account, customers have a safe and secure place to keep their money, eliminating the need to carry or hide large sums of cash. The account allows the holder to write checks, execute transactions and make affordable wire transfers. Account holders can also designate individuals in Mexico to have limited ATM access to their account.

The Company’s overall business strategy is to (i) continue to service its small and medium-sized owner-operated businesses and retail customers, especially in the Asian and Hispanic communities, by providing individualized, responsive, quality service, and (ii) expand its geographic reach either through selective acquisitions of existing financial institutions or by establishing de novo branches in multi-ethnic markets with significant small and medium-sized business activity.

Competition

The banking business is highly competitive, and the profitability of the Company depends principally on the Company’s ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making. Additionally, management believes the Company remains competitive by establishing long-term customer relationships, building customer loyalty and providing a broad line of products and services designed to address the specific needs of its customers.

In addition, the enactment of the Gramm-Leach-Bliley Act, which breaks down the barriers between financial institutions, securities firms and insurance companies, may significantly change the competitive environment in which the Company and the Bank conduct business. See “—Supervision and Regulation—The Company—Financial Modernization”.

Employees

As of December 31, 2001, the Company had 298 full-time equivalent employees, 37 of whom were officers of the Bank classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

The Company

The Company is a bank holding company registered under the Bank Holding Company Act, as amended, (the “BHCA”), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength.    It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities.    Except as provided below, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except the Company may engage in and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

However, the Gramm-Leach-Bliley Act, effective in 2000, amended the BHC Act and granted certain expanded powers to bank holding companies. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better.

While the Federal Reserve Board will serve as the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

Safe and Sound Banking Practices.    Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Prior approval of the Federal Reserve Board would not be required for the redemption or purchase of equity securities for a bank holding company that would be well capitalized both before and after such transaction, well–managed and not subject to unresolved supervisory issues.

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

Capital Adequacy Requirements.    The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2001, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.50% and its ratio of total capital to total risk-weighted assets was 13.76%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2001, the Company’s leverage ratio was 8.91%.

The federal banking agencies’ risk–based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries.    Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Control Acquisitions.    The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% of more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a “controlling influence” over the Company.

The Bank

The Bank is a nationally chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. The Bank’s primary regulator is the Office of the Comptroller of the Currency (the “OCC”). By virtue of the insurance of its deposits, however, the Bank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority, which directly affects the Bank.

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

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.    Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2001, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

Examinations.    The OCC periodically examines and evaluates insured banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

Audit Reports.    Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. In addition, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Capital Adequacy Requirements.    Similar to the Federal Reserve Board’s requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2001, the Bank’s ratio of Tier 1 capital to total risk–weighted assets was 11.92% and its ratio of total capital to total risk-weighted assets was 13.18%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2001, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.50%.

Corrective Measures for Capital Deficiencies.    The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

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

As an institution’s capital decreases, the OCC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments.    The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the assessment schedule adopted. Changes in the rate schedule outside the five–cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter of 2001, the BIF and SAIF rates were 0.0182% of deposits.

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

Cross-Guarantee Provisions.    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act.    The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

Privacy.    In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act imposes new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act. The privacy provisions became effective on July 1, 2001. The Gramm-Leach-Bliley Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

USA Patriot Act of 2001.    The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001 was enacted in October 2001. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains a broad range of anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and OCC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Effect of Monetary Policy

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

Item 2.    Properties

Facilities

The Company conducts business at 15 locations, 11 of which are leased. Included are 14 full-service banking locations and the Company’s corporate offices. The following table sets forth specific information on each such location. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company’s corporate headquarters will expire in December 2005.

Location	Owned/ Leased	Sq. Ft.	Deposits at December 31, 2001
			(in thousands)
Houston Area:
Corporate Offices	Leased	26,461	$ N/A
9600 Bellaire Boulevard, Suite 252
Bellaire Boulevard	Leased	7,002	282,464
9600 Bellaire Boulevard, Suite 100
East	Owned	16,400	84,615
6730 Capitol at Wayside
Chinatown	Leased	2,500	27,539
1005 Saint Emanuel
Sugar Land	Owned	5,665	34,668
15144 Southwest Freeway
Harwin	Leased	2,463	28,774
10000 Harwin Drive
Clear Lake	Owned	1,986	26,124
2424 Bay Area Boulevard
Veterans Memorial	Owned	5,571	25,758
13480 Veterens Memorial Boulevard
Milam	Leased	2,546	14,231
2808 Milam Street
Boone Road	Leased	905	8,331
11205 Bellaire Boulevard, Suite B-9
Dulles	Leased	479	12,773
4635 Highway 6
Long Point	Leased	3,000	16,442
1426 Blalock
Dallas Area:
Richardson	Leased	4,948	58,433
275 West Campbell Road
Dallas (Harry Hines)	Leased	6,000	16,231
2527 Royal Lane
Garland	Leased	2,400	6,368
3500 West Walnut Street

Item 3.    Legal Proceedings

Legal Proceedings

The Company and the Bank are from time to time parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, upon resolution, would have a material adverse effect on the Company’s or the Bank’s business, financial condition, results of operation, or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Share Matters

The Company’s Common Stock is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “MCBI.” As of March 20, 2002, there were 7,013,829 shares outstanding and approximately 172 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2001:

2001	High	Low
Fourth quarter	$11.900	$9.570
Third quarter	11.860	9.850
Second quarter	10.938	9.625
First quarter	12.375	8.250
2000
Fourth quarter	$10.000	$7.875
Third quarter	9.750	6.500
Second quarter	8.125	6.250
First quarter	8.313	6.500

Dividends

Holders of Common Stock are entitled to receive dividends when, and if declared by the Company’s Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since fourth quarter 1998, there is no assurance that the Company will pay dividends in the future.

The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2001	2000
Fourth quarter	$0.06	$0.06
Third quarter	0.06	0.06
Second quarter	0.06	0.06
First quarter	0.06	0.06

The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2001, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. As of December 31, 2001, an aggregate of approximately $17.6 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

Recent Sales of Unregistered Securities

Not applicable.

Item 6.    Selected Consolidated Financial Data

The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of and for each of the four years ended December 31, 2001 is derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants. The selected historical financial data as of and for the year ended December 31, 1997 represents only the Bank and is derived from the Bank’s audited financial statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

	Years Ended December 31,
	2001	2000	1999	1998	1997(1)
	(Dollars in thousands)
Income Statement Data:
Interest income	$55,451	$63,466	$53,668	$47,696	$41,155
Interest expense	23,799	27,276	21,026	20,052	18,138

Net interest income	31,652	36,190	32,642	27,644	23,017
Provision for loan losses	3,799	7,508	5,550	3,377	3,350

Net interest income after provision for loan losses	27,853	28,682	27,092	24,267	19,667
Noninterest income	8,660	7,032	6,088	5,609	4,391
Noninterest expense	25,383	27,230	22,412	20,980	18,096

Income before provision for income taxes	11,130	8,484	10,768	8,896	5,962
Provision for income taxes	3,553	3,001	3,638	2,777	1,794

Net income	$7,577	$5,483	$7,130	$6,119	$4,168

Per Share Data:
Net income:
Basic	$1.08	$0.79	$1.00	$1.08	$0.75
Diluted	1.07	0.79	1.00	1.06	0.74
Book value	9.32	8.42	7.38	7.14	5.49
Tangible book value	9.24	8.42	7.38	7.14	5.49
Cash dividends	0.24	0.24	0.24	0.06	—
Weighted average shares outstanding (in thousands):
Basic	6,998	6,972	7,114	5,691	5,581
Diluted	7,059	6,973	7,114	5,749	5,616
Balance Sheet Data:
Total assets	$742,174	$736,757	$660,589	$587,308	$505,051
Securities	176,230	143,759	110,065	123,190	112,624
Total loans	493,145	483,738	495,669	417,686	348,910
Allowance for loan losses	8,903	9,271	7,537	6,119	3,569
Total deposits	642,751	625,906	544,436	479,506	445,859
Other borrowings	25,195	25,573	55,636	50,043	21,611
Total shareholders’ equity	65,229	58,701	52,580	50,024	30,506
Average Balance Sheet Data:
Total assets	$727,841	$698,209	$620,646	$532,751	$469,097
Securities	159,416	127,865	119,952	114,248	113,250
Total loans	474,986	486,549	456,653	368,394	310,781
Allowances for loan losses	9,315	8,589	6,720	5,049	2,722
Deposits	626,970	590,217	501,808	477,793	416,895
Total shareholders’ equity	63,539	53,462	53,010	33,992	28,369
Performance Ratios:
Return on average assets	1.04%	0.79%	1.16%	1.15%	0.89%
Return on average equity	11.92	10.26	13.52	18.00	14.69
Net interest margin	4.64	5.57	5.55	5.50	5.22
Efficiency ratio (2)	62.97	62.98	57.92	63.48	66.48

	Years Ended December 31,
	2001	2000	1999	1998	1997(1)
	(Dollars in thousands)
Asset Quality Ratios:
Nonperforming assets to total loans and other real estate	1.13%	0.62%	1.42%	1.26%	0.94%
Nonperforming assets to total assets	0.75	0.40	1.07	0.90	0.65
Net loan charge-offs to average loans	0.86	1.19	0.90	0.22	0.62
Allowance for loan losses to total loans	1.81	1.92	1.52	1.46	1.02
Allowance for loan losses to nonperforming loans (3)	250.86	416.67	115.03	132.44	134.02
Capital Ratios (4):
Leverage ratio (5)	8.91%	8.39%	8.80%	8.83%	5.92%
Average shareholders’ equity to average total assets	8.73	7.66	8.54	6.38	6.05
Tier-1 risk-based capital ratio—period end	12.50	11.74	11.41	11.73	8.45
Total risk-based capital ratio—period end	13.76	13.00	12.66	12.98	9.46

(1)	Financial data prior to December 31, 1998 has been adjusted to reflect the four-for-one exchange for the Bank stock.
(2)	Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding net securities gains and losses.
(3)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(4)	Capital ratios in 1997 are those of MetroBank, N.A.
(5)	The leverage ratio is calculated by dividing Tier 1 capital at December 31 by full year average assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of operations. Management believes the most significant judgements and estimates in preparing its financial statements relate to the determination of the allowance for loan losses. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

For the Years Ended December 31, 2001, 2000 and 1999

Overview

From December 31, 2000 to December 31, 2001, the Company experienced consistent growth as assets increased from $736.8 million at December 31, 2000 to $742.2 million at December 31, 2001, an increase of $5.4 million. Modest loan growth and a 22.5% increase in investment securities accounted for the majority of the Company’s asset growth in this period, increasing from $483.7 million and $143.8 million, respectively, at December 31, 2000 to $493.1 million and $176.2 million, respectively, at December 31, 2001. Supporting this growth was an increase in deposits, which rose $16.9 million or 2.7% from $625.9 million to $642.8 million during this period. Shareholders’ equity increased to $65.2 million at December 31, 2001, an increase of $6.5 million or 11.1% compared with $58.7 million at December 31, 2000.

From December 31, 1999 to December 31, 2000, total assets grew $76.2 million or 11.5% from $660.6 million to $736.8 million. Total loans slightly decreased in this period from $495.7 million at December 31, 1999 to $483.7 million at December 31, 2000, however, investment securities grew $33.7 million or 30.6% and deposits grew $81.5 million or 15.0%. The deposit growth was primarily due to the expansion of the branch network late in 1999 that provided increased deposit gathering that funded the growth in investment securities. Shareholders’ equity increased to $58.7 million at December 31, 2000, an increase of $6.1 million or 11.6% compared with $52.6 million at December 31, 1999.

Net income available to shareholders was $7.6 million, $5.5 million and $7.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, and diluted net income per common share was $1.07, $0.79 and $1.00 for these same periods. The Company posted returns on average assets of 1.04%, 0.79% and 1.16% and returns on average equity of 11.92%, 10.26% and 13.52% for the years ended December 31, 2001, 2000 and

1999, respectively. The increases in return on average assets and return on average equity for the year 2001, compared to 2000, were primarily due to increased net income that was supported by growth in the loan, investment, and deposit portfolios. In addition, net income in 2000 was adversely impacted by a $5.3 million loss in factoring receivables as a result of the Bank being a victim of a fraudulent scheme.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Eleven prime rate reductions occurred in 2001, totaling 475 basis points. In 2001, the prime rate declined from 9.50% at January 1, 2001 to 4.75% as December 31, 2001, the lowest sustained rate since the early 1960’s. As a result, net interest income for the year 2001 decreased $4.5 million. While interest income declined, interest expense also declined, partially offsetting the overall effect of lower interest income. In addition, decreases in the yields on earning assets were further lessened as approximately half of the loan portfolio is tied to loans with interest rate floors that averaged approximately 8.0% at December 31, 2001.

2001 versus 2000.    Net interest income totaled $31.7 million in 2001 compared with $36.2 million in 2000, a decrease of $4.5 million or 12.5%. The decrease was primarily due to lower market interest rates in 2001 with an end-of-year prime rate of 4.75%, compared to higher market interest rates in 2000 when the prime rate reached a high of 9.50%. Approximately 75% of the loans in the loan portfolio have variable interest rates tied to the prime rate and are, therefore, sensitive to interest rate movement. However, approximately half of the loans in the entire loan portfolio have interest rate floors with a weighted average rate of 7.75% at December 31, 2001. These loans partially offset the decline in interest rate yield and the overall decline in interest income. In addition, interest expense on deposits declined which also partially offset the decline in interest income. The net interest spread in 2001 narrowed 86 basis points to 3.76% compared to 4.62% in 2000. The net interest margin in 2001 narrowed 93 basis points to 4.64% compared to 5.57% in 2000.

Interest income in 2001 decreased by $8.0 million or 12.6% to $55.5 million from $63.5 million in 2000. The decrease in interest income for 2001 was primarily the result of the eleven reductions in market interest rates compared to the four increases in interest rates during 2000. In addition, loan growth was slower in 2001 compared to prior years due to some large loan prepayments (primarily in the first quarter), slower loan demand, and the Company’s more conservative credit policies. The average yield on earning assets in 2001 was 8.14%, compared to 9.77% in 2000, a decline of 163 basis points.

Interest expense in 2001 decreased by $3.5 million or 12.7% to $23.8 million from $27.3 million in 2000. The decrease in interest expense for 2001 was also primarily due to the reductions in market interest rates. However, the decreases in interest rates paid on interest-bearing liabilities were realized at a slower pace than the decreases in interest rates earned on earning assets due to the contractual terms of the time deposits. There was significant time deposit growth in 2000 (primarily in the second and third quarters) with the majority contracted for one-year terms at higher 2000 rates. The interest expense on those time deposits did not begin to decrease until the maturities of those contractual time deposits (primarily in the latter half of 2001). The average rate paid for interest-bearing liabilities in 2001 was 4.38%, compared to 5.15% in 2000, a reduction of 77 basis points.

2000 versus 1999.    Net interest income totaled $36.2 million in 2000 compared with $32.6 million in 1999, an increase of $3.6 million or 11.0%. The increase resulted primarily from a $9.8 million or 18.3% increase in interest income on loans and investments largely due to four prime rate increases, totaling 125 basis points, commencing in the fourth quarter of 1999 and continuing into the second quarter of 2000. Interest expense increased by $6.3 million or 29.7% due to an increase in interest-bearing deposits coupled with increases in the rates paid for those deposits. The increase in the loan and investment portfolios, together with higher yields in these portfolios, was partially offset by increased interest-bearing deposits earning higher rates, resulting in slightly improved net interest margins of 5.57% in 2000 and 5.56% in 1999. The net interest spread narrowed four basis points to 4.62% in 2000 from 4.66% in 1999.

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

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

	Years Ended December 31,
	2001			2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$474,986	$43,926	9.25%	$486,549	$52,280	10.75%	$456,653	$45,322	9.92%
Taxable securities	135,925	8,526	6.27	106,902	7,668	7.17	98,838	6,624	6.70
Tax-exempt securities	23,491	1,177	5.01	20,963	1,046	4.99	21,114	1,091	5.17
Federal funds sold and other temporary investments	47,156	1,822	3.86	34,948	2,472	7.07	9,959	631	6.34

Total interest-earning assets	681,558	55,451	8.14%	649,362	63,466	9.77%	586,564	53,668	9.15%
Less: allowance for loan losses	(9,315)			(8,589)			(6,720)
Total interest-earning assets, net of allowance for loan losses	672,243			640,773			579,844
Noninterest-earning assets	55,598			57,436			40,802

Total assets	$727,841			$698,209			$620,646

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,694	$1,209	2.21%	$42,888	$1,283	2.99%	$37,011	$1,039	2.81%
Saving and money market accounts	102,268	2,322	2.27	96,520	3,231	3.35	97,629	3,020	3.09
Time deposits	360,370	19,003	5.27	348,265	20,444	5.87	275,663	14,032	5.09
Federal funds purchased and securities sold under repurchase agreements	1	—	—	14,957	941	6.29	24,774	1,301	5.25
Other borrowings	25,570	1,265	4.95	27,268	1,377	5.05	33,264	1,634	4.91

Total interest-bearing liabilities	542,903	23,799	4.38%	529,898	27,276	5.15%	468,341	21,026	4.49%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	109,638			102,544			91,505
Other liabilities	11,761			12,305			7,790

Total liabilities	664,302			644,747			567,636

Shareholders’s equity	63,539			53,462			53,010

Total liabilities and shareholders equity	$727,841			$698,209			$620,646

Net interest income		$31,652			$36,190			$32,642

Net interest spread			3.76%			4.62%			4.66%
Net interest margin			4.64%			5.57%			5.56%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Years Ended December 31,
	2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,242)	$(7,112)	$(8,354)	$2,967	$3,991	$6,958
Securities	2,391	(1,402)	989	625	374	999
Federal funds sold and other temporary investments	864	(1,514)	(650)	1,583	258	1,841

Total increase (decrease) in interest income	2,013	(10,028)	(8,015)	5,175	4,623	9,798
Interest-bearing liabilities:
Interest-bearing demand deposits	353	(427)	(74)	165	79	244
Saving and money market accounts	192	(1,101)	(909)	(34)	245	211
Time deposits	711	(2,152)	(1,441)	3,696	2,716	6,412
Federal funds purchased	(941)	—	(941)	(515)	156	(359)
Other borrowings	(86)	(26)	(112)	(295)	37	(258)

Total increase (decrease) in interest expense	229	(3,706)	(3,477)	3,017	3,233	6,250

Increase (decrease) in net interest income	$1,784	$(6,322)	$(4,538)	$2,158	$1,390	$3,548

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “—Financial Condition- Allowance for Loan Losses.”

The 2001 provision for loan losses was $3.8 million, down $3.7 million or 49.4% compared to $7.5 million in 2000. In 2000, the higher provision for loan losses was primarily due to the replenishment of the allowance for loan losses based on the $5.3 million loss in factoring receivables. The provision for loan losses in 2001 was impacted by a provision of $2.6 million made in the fourth quarter of 2001 based on a review of the loan portfolio. More specifically, during the fourth quarter 2001, the Company committed extensive resources to the review of the loan portfolio and potential losses inherent therein. A significant number of credits with balances greater than $500,000 were reviewed. Each loan was graded according to its historical performance, current status, collateral value, and financial strength of the borrower. Due consideration was also given to the uncertainty of the local and national economy.

The ratio of the allowance for loan losses to total loans at December 31, 2001 was 1.81% compared with 1.92% and 1.52% at December 31, 2000 and 1999, respectively. The Company strives to maintain its allowance for loan losses at target levels commensurate with potential losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses as a result of these risk assessments.

Noninterest Income

Noninterest income for the year ended December 31, 2001 was $8.7 million, up 23.2% compared with $7.0 million in 2000. The $7.0 million in noninterest income for the year 2000 was up 14.8% compared to $6.1 million for the same period in 1999. The majority of the growth in noninterest income was attributed to service charges on deposit accounts as a result of continued deposit growth coupled with ongoing relationship banking initiatives. The “service charges on deposit accounts” category of noninterest income includes monthly account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank services fees. During 2001, the Company recorded a total of $189,000 in gains on sale of investment securities primarily due to calls on agency securities that were originally purchased at discounts and subsequently called at par as a result of the decline in market interest rates. The following table presents the major categories of noninterest income:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Service charges on deposit accounts	$6,360	$4,752	$3,927
Other loan-related fees	1,063	1,271	1,425
Letters of credit commisions and fees	655	583	471
Gain (loss) on sale of investment securities, net	189	2	(14)
Other noninterest income	393	424	279

Total noninterest income	$8,660	$7,032	$6,088

Noninterest Expense

For the years ended December 31, 2001, 2000 and 1999, noninterest expense totaled $25.4 million, $27.2 million and $22.4 million, respectively, reflecting a decrease of $1.8 million or 6.8% in 2001 compared to 2000, and an increase of $4.8 million or 21.5% in 2000 compared to 1999. The decrease in total noninterest expense in 2001 compared to 2000 was the result of a decrease in non-staff expense primarily related to decreased occupancy costs as a result of the closing of the Bank’s Galleria branch office in November 2000, and decreased legal and professional fees. Additionally, during 2000, the Company incurred one-time extraordinary expenses related to legal, special accounting projects, and various systems-related implementations and improvements including online/internet banking.

The $4.8 million increase in total noninterest expense in 2000 compared to 1999 was the result of the factors discussed in the preceding paragraph and the full-year effect of four new branches opened in 1999. The Company’s efficiency ratios were 62.97%, 62.98%, and 57.92% in 2001, 2000 and 1999, respectively. The Company’s efficiency ratio in 2001 compared to 2000 was basically flat primarily due to the effect of lower net interest income that was partially offset by higher noninterest income and lower noninterest expense. The Company’s efficiency ratio in 2000 compared to 1999 increased primarily due to the extraordinary higher noninterest expense in 2000 mentioned above, and was partially offset by higher net interest income and higher noninterest income. The following table presents the major categories of noninterest expense:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thoudands)
Employee compensation and benefits	$14,054	$13,341	$12,030
Non-staff expenses:
Occupancy	4,450	5,056	4,443
Other real estate, net	153	(50)	83
Data processing	86	154	327
Advertising	426	436	459
Legal and professional fees	963	3,197	1,038
Director compensation	461	137	355
Printing and supplies	526	410	502
Telecommunicaitons	623	580	504
Other noninterest expense	3,641	3,969	2,671

Total non-staff expenses	11,329	13,889	10,382

Total noninterest expenses	$25,383	$27,230	$22,412

Employee compensation and benefits expense for the years ended December 31, 2001, 2000 and 1999 was $14.0 million, $13.3 million, and $12.0 million, respectively, reflecting a 2001 increase compared to 2000 of $713,000 or 5.3% and a 2000 increase compared to 1999 of $1.3 million or 10.9%. The increase in 2001 versus 2000 primarily reflected annual salary increases, additions to officer and senior officer level employees, and various incentive program payments. The increase in 2000 versus 1999 was primarily due to the full-year cost effect of additional staffing in the four new branches opened in 1999: the three Houston area branches, Dulles, Long Point and Boone Road, opened in March, April and November 1999, respectively, and the Garland (Dallas) branch opened in November 1999. Total full-time equivalent employees (“FTE”) at December 31, 2001, 2000 and 1999 were 298, 319, and 300, respectively.

Non-staff expenses for 2001, 2000 and 1999 were $11.3 million, $13.9 million, and $10.4 million, respectively, reflecting a 2001 decrease compared to 2000 of $2.6 million or 18.4% and a 2000 increase compared to 1999 of $3.5 million or 33.8%. The $2.6 million decrease in non-staff expense during 2001, compared to 2000, was primarily due to lower legal and professional fees of $2.2 million, lower occupancy expense of $606,000, lower data processing, advertising, and other noninterest expense of $82,000, that was partially offset by higher net real estate expense of $203,000, higher telecommunications expense of $43,000, and increased printing and supplies expense of $116,000. The $3.5 million increase in non-staff expense during 2000, compared to 1999, was primarily due to the extraordinary expenses related to legal, professional fees, increased occupancy and other noninterest expense as previously mentioned.

Income Taxes

Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income on federal securities.

Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. In 2001, income tax expense was $3.6 million, a $600,000 or 18.4% increase from income tax expense of $3.0 million in 2000. Income tax expense for 2000 was down 17.5% under the 1999 income tax expense of $3.6 million. The Texas franchise tax was $345,800, $298,600, and $209,900 in 2001, 2000, and 1999, respectively. The effective tax rates in 2001, 2000 and 1999, were 31.9%, 35.4%, and 33.8%, respectively.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “—Financial Condition—Interest Rate Sensitivity and Liquidity.”

Financial Condition

Loan Portfolio

At December 31, 2001, total loans were $493.1 million, up $9.4 million or 1.9% from $483.7 million at December 31, 2000. Total loans at December 31, 2000 compared to 1999 were down $12.0 million or 2.4% from $495.7 million. The $9.4 million increase in 2001 compared to 2000 was modest and represented slower than planned loan growth that resulted from a combination of loan prepayments, softer loan demand, and the Company’s more conservative credit standards. The $12.0 million decrease in 2000 compared to 1999 was primarily due to a $13.0 million sale of SBA loans, a $5.3 million charge-off in factoring receivables, offset by net loan funding of approximately $6.3 million.

For the years ended December 31, 2001, 2000, and 1999, the ratios of total loans to total deposits were 76.7%, 77.3%, and 91.0%, respectively. For the same periods, total loans represented 66.4%, 65.7%, and 75.0% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$312,899	62.67%	$298,134	60.92%	$298,150	59.55%	$256,311	60.73%	$193,355	54.77%
Real estate mortgage
Residential	7,833	1.57	10,141	2.07	10,934	2.18	11,795	2.79	11,797	3.34
Commercial	131,022	26.24	128,242	26.20	126,363	25.24	103,677	24.57	110,860	31.40

	138,855	27.81	138,383	28.28	137,297	27.42	115,472	27.36	122,657	34.75

Real estate construction
Residential	5,962	1.19	7,542	1.54	11,348	2.27	10,842	2.57	9,859	2.79
Commercial	30,215	6.05	32,059	6.55	28,661	5.72	17,769	4.21	11,750	3.33

	36,177	7.24	39,601	8.09	40,009	7.99	28,611	6.78	21,609	6.12

Consumer and other	11,364	2.28	11,986	2.45	11,550	2.31	12,117	2.87	10,147	2.87
Factored receivables	—	—	1,297	0.27	13,700	2.74	9,506	2.25	5,249	1.49

Gross loans	499,295	100.00%	489,401	100.00%	500,706	100.00%	422,017	100.00%	353,017	100.00%

Less: unearned discounts, interest and deferred fees	(6,150)		(5,663)		(5,037)		(4,331)		(4,107)

Total loans	$493,145		$483,738		$495,669		$417,686		$348,910

Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

Commercial and Industrial Loans.    The primary lending focus of the Company is to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally secured by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2001, approximately $219.6 million or 70.2% of the commercial and industrial loan portfolio was secured by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. Commercial loans are generally for amounts between $10,000 and $300,000, and as of December 31, 2001, the average commercial loan amount was $149,000. As of December 31, 2001, the Company’s commercial and industrial loan portfolio totaled $312.9 million or 62.7% of the gross loan portfolio.

Commercial Mortgage Loans.    In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans secured by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2001, the Company had a commercial mortgage portfolio of $131.0 million or 26.2% of the gross loan portfolio.

Construction Loans.    The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts.

The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2001, the Company had a real estate construction portfolio of $36.2 million or 7.3% of the gross loan portfolio, of which $6.0 million was residential and $30.2 million was commercial. While residential real estate and residential construction loan portfolios have decreased, the Company intends to continue this type of lending provided it can do so profitably.

Residential Mortgage Brokerage and Lending.    The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by Fannie Mae. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2001 was $19.5 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also makes five to seven year balloon residential mortgage loans primarily secured by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2001, the Company’s residential mortgage portfolio totaled $7.8 million. In 2001, the Bank originated one Fannie Mae loan and four portfolio loans totaling $352,000.

Government Guaranteed Small Business Lending.    The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolio. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90%

of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. Over the last nine years, the Company has originated over $174.3 million in SBA guaranteed loans. As of December 31, 2001, the Company had $101.3 million in the retained portion of SBA loans, approximately $63.8 million of which was guaranteed by the SBA.

For the SBA’s fiscal year ended September 30, 2001, the Company was the largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume. For the SBA’s fiscal year ended September 30,2000, the Company was the third largest SBA loan originator in terms of dollar volume, and for each of the previous six years, the Company has been the second largest SBA loan originator. SBA loan originations were $20.2 million and $24.1 million for the years ended December 31, 2001 and 2000, respectively. Another source of government guaranteed lending is B&I loans which are secured by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and reside “overseas.” As of December 31, 2001, the Company’s OCCGF portfolio totaled $5.4 million.

Trade Finance.    Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. In 1998, the Company was named Small Business Bank of the Year by the Ex-Im Bank, and it was the largest Ex-Im Bank producer in the State of Texas. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2001, the Company’s aggregate trade finance portfolio commitments totaled approximately $11.6 million.

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company’s legal loan limit is $9.7 million, the Company generally does not make loans larger than $3.0 million. Loans are approved by lending officers pursuant to a lending authorization schedule which is based on each loan officer’s credit experience and portfolio. The Loan Committee approves loans between $1.5 million and $2.0 million. The Directors Credit Committee approves loans over $2.0 million. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures designed to minimize the risk of nonpayment with respect to outstanding loans are discussed under “—Nonperforming Assets”.

At December 31, 2001, 2000 and 1999, the Company had gross loan concentrations (greater than 25% of capital) in the following industries:

	As of December 31,
	2001	2000	1999
	(Dollars in thousands)
Hotels/motels	$87,991	$79,007	$74,070
Retail centers	100,649	85,177	61,087
Restaurants	36,160	24,967	25,805
Apartment buildings	13,362	8,391	14,526
Convenience/gasoline stations	31,556	19,585	20,746

The contractual maturity ranges of the commercial and industrial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2001 are summarized in the following table:

	As of December 31, 2001
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$76,647	$141,129	$95,123	$312,899
Real estate mortgage:
Residential	1,551	2,902	3,380	7,833
Commercial	14,931	105,414	10,677	131,022
Real estate construction:
Residential	4,303	1,659	—	5,962
Commercial	1,390	13,597	15,228	30,215

Total	$98,822	$264,701	$124,408	$487,931

Loans with a perdetermined interest rate	$21,961	$52,861	$21,243	$96,065
Loans with a floating interest rate	76,861	211,840	103,165	391,866

Total	$98,822	$264,701	$124,408	$487,931

Effective January 1, 1995, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Nonperforming Assets

The Company believes that it has procedures in place to maintain a high quality loan portfolio. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review of the loan portfolio by the Company’s internal loan review department (formerly approved by the Board of Directors in the fourth quarter of 2001 and established in January 2002), review of the loan portfolio by an independent external loan review company as necessary, approval from the Directors Credit Committee for large credit relationships, and policy/administrative oversight by the Directors Loan Committee. The loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. The

Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic and other conditions.

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

The Company updates appraisals on loans secured by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

2001 versus 2000.    Total nonperforming assets at December 31, 2001 and 2000 were $5.6 million and $3.0 million, respectively, an increase of $2.6 million. Nonacccrual loans at December 31, 2001 and 2000 were $3.8 million and $2.2 million, respectively, an increase of $1.5 million. The increases were primarily due to the slowing economic conditions in 2001 in addition to the inability of one borrower to service its debt. While future deterioration of this credit is possible, management is working with the borrower to restructure the loan. Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $1.8 million and $1.0 million at December 31, 2001 and 2000, respectively. Nonperforming assets, net of their guaranteed portions, were $3.7 million and $1.9 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 0.76% and 0.40% at December 31, 2001 and 2000, respectively. The ratios for net nonperforming assets to total assets were 0.50% and 0.26%, for the same periods, respectively.

2000 versus 1999.    Total nonperforming assets at December 31, 2000 and 1999 were $3.0 million and $7.0 million, respectively, representing a decrease of $4.0 million or 57.0%. Nonaccrual loans at December 31, 2000 and 1999 were $2.2 million and $6.6 million, respectively, representing a decrease of $4.3 million or 66.0%. The decreases were the result of efforts to improve asset quality. Nonperforming assets, net of their guaranteed portions by the SBA, OCCGF and Ex-Im Bank, were $1.9 million and $5.2 million at December 31, 2000 and 1999, respectively. The ratios for net nonperforming assets to total loans and other real estate were 0.40% and 1.05% at December 31, 2000 and 1999, respectively. The ratios for net nonperforming assets to total assets were 0.26% and 0.79%, for the same periods, respectively.

The following table presents information regarding nonperforming assets at the periods indicated:

	As of December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Non-accrual loans	$3,758	$2,225	$6,552	$3,329	$2,663
Accruing loans 90 days or more past due	783	—	—	1,291	—
Other real estate (“ORE”) and other assets repossessed (“OAR”)	1,025	757	490	654	606

Total nonperforming assets	5,566	2,982	7,042	5,274	3,269
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(1,833)	(1,049)	(1,821)	(1,500)	(571)

Net nonperforming assets	$3,733	$1,933	$5,221	$3,774	$2,698

Total nonperforming assets to total loans and ORE/OAR	1.13%	0.62%	1.42%	1.26%	0.94%
Total nonperforming assets to total assets	0.75	0.40	1.07	0.90	0.65
Net nonperforming assets to total loans and ORE/OAR	0.76	0.40	1.05	0.90	0.77
Net nonperforming assets to total assets	0.50	0.26	0.79	0.64	0.53

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate to absorb estimated losses inherent in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the independent third party loan review function. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are those loans which are in the process of being charged off.

In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses.

In order to determine the adequacy of the allowance for loan losses, management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or the delinquent status of specific loans. Management then considers the risk classification or delinquency status of the remaining portfolio and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at a target level determined by the foregoing methodology.

Beginning in December 1996, in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Banks and Savings Institutions, the Company allocates the allowance for loan losses according to management’s assessments of risk inherent in the portfolio. In addition, on July 6, 2001, the Securities and Exchange Commission released Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues”, which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. The Company believes that it is in compliance with the requirements.

For the years ended December 31, 2001, 2000, and 1999 net loan charge-offs were $4.2 million, $5.8 million, and $4.1 million, respectively. Of the $4.2 million in 2001, $3.0 million was charged-off in the fourth quarter following a significant review of the loan portfolio. The significant charge-offs included in the $3.0 million were related to twelve credits, with the two largest being commercial operating lines of credit of $2.0 million and $900,000. The charge-offs on these loans were $685,000 and $900,000, respectively. Of the $5.8 million in 2000, $5.3 million was charged-off in May 2000 after it was discovered that the Bank had been a victim of a fraudulent factoring receivables scheme conducted by a customer of the Bank’s subsidiary, Advantage Finance Corporation (“AFC”). In December 2000, the Bank sold the assets of AFC. The ratios of net loan charge-offs to average total loans outstanding for the years ended December 31, 2001, 2000, and 1999 were 0.88%, 1.19%, and 0.90%, respectively.

At December 31, 2001, 2000, and 1999 the allowance for loan losses aggregated $8.9 million, $9.3 million, and $7.5 million, respectively, or 1.81%, 1.92%, and 1.52% of total loans, respectively.

The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Average total loans outstanding	$474,986	$486,549	$456,653	$368,394	$310,781

Total loans outstanding at end of period	$493,145	$483,738	$495,669	$417,686	$348,910

Allowance for loan losses at beginning of period	$9,271	$7,537	$6,119	$3,569	$2,141
Provision for loan losses	3,799	7,508	5,550	3,377	3,350
Charge-offs:
Commercial and industrial	(4,075)	(1,479)	(3,563)	(237)	(827)
Real estate—mortgage	—	(23)	(32)	(114)	(584)
Real estate—construction	—	—	—	—	—
Consumer and other	(201)	(5,524)	(807)	(619)	(812)

Total charge-offs	(4,276)	(7,026)	(4,402)	(970)	(2,223)

Recoveries:
Commercial and industrial	54	901	94	77	79
Real estate—mortgage	11	8	—	17	156
Real estate—construction	—	—	—	16	—
Consumer and other	44	343	176	33	66

Total recoveries	109	1,252	270	143	301

Net loan charge-offs	(4,167)	(5,774)	(4,132)	(827)	(1,922)

Allowance for loan losses at end of period	$8,903	$9,271	$7,537	$6,119	$3,569

Ratio of allowance to end of period total loans	1.81%	1.92%	1.52%	1.46%	1.02%
Ratio of net loan charge-offs to average total loans	0.88	1.19	0.90	0.22	0.62
Ratio of allowance to end of period nonperforming loans	196.06	416.67	115.03	132.45	134.02

For the year ended December 31, 2001, the Company charged off $4.2 million in loans or 0.88% of average total loans outstanding and had recoveries of $109,000. Of the loans charged off in 2001, $1.0 million or 0.21% of average total loans outstanding was related to a wholesale industrial machinery and equipment loan. For the year ended December 31, 2000, the Company charged off $7.0 million in loans or 1.19% of average total loans outstanding and had recoveries of $1.3 million. Of the loans charged off in 2000, $5.3 million or 1.09% of average total loans outstanding consisted of a factoring receivables charge-off of which the Bank had been a victim of a fraudulent scheme by a customer of AFC.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$5,054	62.67%	$4,814	60.92%	$3,783	59.55%	$3,249	60.73%	$1,414	54.77%
Real estate—mortgage	1,947	27.81	758	28.28	823	27.42	725	27.36	883	34.75
Real estate—construction	274	7.25	230	8.09	204	7.99	139	6.78	111	6.12
Consumer and other	686	2.28	444	2.45	357	2.31	415	2.87	358	2.87
Factored receivables	—	—	20	0.27	243	2.74	266	2.25	341	1.49
Unallocated	942	—	3,005	—	2,127	—	1,325	—	462	—

Total allowance for loan losses	$8,903	100.00%	$9,271	100.00%	$7,537	100.00%	$6,119	100.00%	$3,569	100.00%

Securities

The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 2001, the fair value of securities net of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock totaled $170.0 million, an increase of $31.0 million or 22.3% from the fair value of net securities at December 31, 2000. At December 31, 2000, the fair value of securities net of FHLB and Federal Reserve Bank stock totaled $139.0 million, an increase of $34.1 million or 32.5% from $104.9 million at December 31, 1999. The increases in 2001 and 2000 were primarily due to liquidity created from increased deposit growth in 2000 and loan prepayments in excess of loan funding requirements in 2001.

The Company follows SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. The Company does not have a trading account. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity until realized. On January 1, 2001, the Company reclassified its held-to-maturity investment securities to the available-for-sale category as allowed under SFAS 133. The adoption of SFAS 133 allowed this one-time reclassification of securities between held-to-maturity or available-for-sale.

The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

	As of December 31, 2001				As of December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,453	$122	$—	$2,575	$25,810	$—	$(142)	$25,668
Obligations of state and political subdivisions	25,045	—	(406)	24,639	9,560	24	—	9,584
Mortgage-backed securities and collateralized mortgage obligations	138,696	890	—	139,586	68,511	247	—	68,758
Other debt securities	3,229	—	(37)	3,192	3,010	72	—	3,082
FHLB/Federal Reserve Bank stock	3,143	—	—	3,143	4,924	—	—	4,924
Investment in an Arm fund	3,094	1	—	3,095	—	—	—	—

Total securities	$175,660	$1,013	$(443)	$176,230	$111,815	$343	$(142)	$112,016

	As of December 31, 1999
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$20,990	$—	$(1,924)	$19,066
Obligations of state and political subdivisions	11,206	—	(653)	10,553
Mortgage-backed securities and collateralized mortgage obligations	39,274	—	(2,003)	37,271
Other debt securities	3,767	—	(141)	3,626
FHLB/Federal Reserve Bank stock	4,443	—	—	4,443

Total securities	$79,680	$—	$(4,721)	$74,959

The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

	As of December 31, 2001				As of December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$4,969	$—	$(12)	$4,957
Obligations of state and political subdivisions	—	—	—	—	10,447	—	(37)	10,410
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	13,797	234	—	14,031
Other debt securities	—	—	—	—	2,530	—	(67)	2,463

Total securities	$—	$—	$—	$—	$31,743	$234	$(116)	$31,861

	As of December 31, 1999
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,965	$—	$(202)	$4,763
Obligations of state and political subdivisions	10,445	—	(449)	9,997
Mortgage-backed securities and collateralized mortgage obligations	16,951	—	(26)	16,924
Other debt securities	2,745	—	(44)	2,701

Total securities	$35,106	$—	$(721)	$34,385

The following table summarizes the contractual maturity of investment securities at amortized cost (including federal funds sold and other temporary investments) and their weighted average yields. No tax-equivalent adjustments were made.

	As of December 31, 2001
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	—	$2,453	7.10%	$—	—	$—	—	$2,453	7.10%
Obligations of state and political subdivisions	250	4.40	2,851	5.03	4,422	5.01	17,522	4.94	25,045	4.96
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	26,027	6.01	112,669	5.56	138,696	5.64
Other debt securities	89	6.75	1,352	6.47	619	9.75	1,169	5.94	3,229	6.91
FHLB and Federal Reserve Bank stock	—	—	—	—	—	—	3,143	3.00	3,143	3.00
Investment in an Arm fund	—	—	—	—	—	—	3,094	5.62	3,094	5.62

Total securities	$339	5.01%	$6,656	6.09%	$31,068	5.94%	$137,597	5.43%	$175,660	5.54%

The following table summarizes the fair value and classification of securities:

	As of December 31,
	2001	2000	1999
	(Dollars in thousands)
Available-for-sale	$176,230	$112,016	$74,959
Held-to maturity	—	31,861	34,385

Total securities	$176,230	$143,877	$109,344

The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA). These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are insured or guaranteed by the issuing agencies. Included in the Company’s mortgage-backed securities at December 31, 2001, 2000 and 1999, were $89.2 million, $22.6 million and $2.6 million, respectively, in agency-issued collateral mortgage obligations (CMOs).

As of December 31, 2001, 2000 and 1999, 81.1%, 88.9%, and 46.2%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. At December 31, 2001, approximately $6.6 million or 4.8% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

CMOs are bonds that are backed by pools of mortgages. The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

Derivatives

In the third quarter of 1999, the Company had entered into a callable interest rate swap in an effort to match the repricing of its liabilities with its assets. The swap had a notional amount of $20 million. The Company paid a floating interest rate of LIBOR (London Interbank Offered Rate) less 5 basis points and received a fixed rate of 7.15%. As the result of market interest rate declines, the swap was called in the first quarter of 2001. No additional derivatives were entered into during 2000 or 2001.

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2001, 53.2% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 27.0% were interest-bearing savings, NOW, and money market accounts and 19.8% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2001 were $642.8 million compared with $625.9 million at December 31, 2000 and $544.4 million at December 31, 1999. This represents annual increases over the two-year period of $16.9 million or 2.7% and $81.5 million or 15.0%, respectively.

Average noninterest-bearing demand deposits for the period ended December 31, 2001 were $109.6 million, an increase of $7.1 million or 6.9%, compared with $102.5 million for the same period in 2000. Average noninterest-bearing demand deposits for the period ended December 31, 2000 compared with the same period in 1999 increased $11.0 million or 12.1% from $91.5 million.

Average interest-bearing deposits for the period ended December 31, 2001 were $517.3 million, an increase of $29.6 million or 6.1%, compared with $487.7 million for the same period in 2000. Average interest-bearing deposits for the period ended December 31, 2000 compared with the same period in 1999 increased $77.4 million or 18.9% from $410.3 million.

Average total deposits for the period ended December 31, 2001 were $627.0 million, an increase of $36.8 million or 6.2%, compared with $590.2 million for the same period in 2000. Average total deposits for the period ended December 31, 2000 compared with the same period in 1999 increased $88.4 million or 17.6%.

The increases in deposits during 2001 and 2000 resulted primarily from the effect of opening new deposit gathering branches in 1999, the sale of certificates of deposit in established branches, and “relationship banking” initiatives. The Company’s ratios of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2001, 2000 and 1999 were 17.5%, 17.4%, and 18.2%, respectively.

As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts as well as from corporations seeking to place deposits in minority-owned businesses, such as the Company. These time deposits typically renew at maturity and have provided a stable source of funds. Unlike other financial institutions, where large time deposits are often considered volatile, the Company believes that based on its historical experience its large time deposits have core-type characteristics. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market.

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000 and 1999 are presented below:

	Years Ended December 31,
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing deposits:
Money market checking	$54,694	2.21%	$42,888	2.99%	$37,011	2.81%
Savings and money market deposits	102,268	2.27	96,520	3.35	97,629	3.09
Time deposits less than $100,000	182,588	5.13	185,310	5.89	132,012	4.94
Time deposits $100,000 and over	177,782	5.42	162,955	5.92	143,651	5.23

Total interest-bearing deposits	517,332	4.36	487,673	5.14	410,303	4.41
Non interest-bearing deposits	109,638	—	102,544	—	91,505	—

Total deposits	$626,970	3.59%	$590,217	4.25%	$501,808	3.61%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity:

As of December 31, 2001
(Dollars in thousands)
Three months or less	$ 48,372
Over three through six months	43,384
Over six through 12 months	68,705
Over 12 months	12,747

$173,208

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

Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at December 31, 2001, $5.0 million at December 31, 2000 and $12.0 million at December 31, 1999.

The following table presents the categories of other borrowings by the Company:

	As of December 31,
	2001	2000	1999
	(Dollars in thousands)
Federal funds purchased:
on December 31	$—	$—	$20,000
average during the year	1	14,957	24,774
maximum month end balance during the year	—	20,000	39,430
FHLB notes:
on December 31	$25,000	$25,000	$35,000
average during the year	25,000	27,268	32,753
maximum month end balance during the year	25,000	35,000	35,000
Other short-term borrowings:
on December 31	$195	$573	$636
average during the year	570	532	510
maximum month end balance during the year	555	577	640

As of December 31, 2001, FHLB notes consisted of two 10-year notes of $15.0 and $10.0 million with fixed interest rates of 4.97% and 5.02%, respectively, which are scheduled to mature during the fourth quarter of 2008. In the first quarter of 1999, the Company borrowed an additional $10.0 million from the FHLB with a fixed interest rate of 4.70% that was repaid in March 2000. Additionally, this loan was renewed for one month at a rate of 6.08% and was repaid in April 2000. Six-month term funds were acquired in October 1999 in the amount of $20.0 million with a fixed rate of 5.89% which repriced to 6.32% in March 2000 and was repaid in September 2000.

Interest Rate Sensitivity and Market Risk

The Company’s Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

Interest rate risk is managed by the Asset and Liability Committee (“ALCO”) which is composed of directors and senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of the Company’s Board of Directors, management has been given some latitude to increase the Company’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company’s financial performance in the future than they have had historically.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2001:

	Volumes Subject to Repricing
	0-30 days	31-180 days	181-365 days	1-3 years	3-5 years	5-10 years	Greater than 10 years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$6,823	$20,558	$18,541	$55,387	$28,475	$35,217	$11,229	$176,230
Total loans	383,559	22,338	22,843	44,890	14,093	5,123	299	493,145
Federal funds sold and other temporary investments	58,106	—	—	—	—	—	—	58,106

Total interest-bearing assets	448,488	42,896	41,384	100,277	42,568	40,340	11,528	727,481
Interest-bearing liabilities:
Demand, money market and savings deposits	—	34,652	34,652	86,629	17,326	—	—	173,259
Time deposits	42,216	158,461	116,464	22,720	2,216	—	117	342,194
Federal funds purchased	—	—	—	—	—	—	—	—
Other borrowings	195	—	—	—	—	25,000	—	25,195

Total interest-bearing liabilities	42,411	193,113	151,116	109,349	19,542	25,000	117	540,648

Period GAP	$406,077	$(150,217)	$(109,732)	$(9,072)	$23,026	$15,340	$11,411	186,833
Cumulative GAP	406,077	255,860	146,128	137,056	160,082	175,422	186,833
Period GAP to total assets	54.71%	(20.24)%	(14.79)%	(1.22)%	3.10%	2.07%	1.54%
Cumulative GAP to total assets	54.71	34.47	19.69	18.47	21.57	23.64	25.17
Cumulative interest-earnimg assets to cumulative interest-bearing liabilities	1057.48	208.63	137.79	127.63	131.05	132.45	124.67

The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $406.1 million, $255.9 million and $146.1 million, respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. GAP reflects a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company’s Rate Committee and the ALCO review the Company’s interest rate risk position on a weekly and monthly basis, respectively.

As a financial institution, the Company’s primary component of market risk is interest rate volatility, primarily in the prime lending rate. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

The Company’s exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify, monitor, manage or exploit the risks.

The Company applies an economic value of equity (“EVE”) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, EVE is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk by measuring the change in the EVE that would result from a theoretical instantaneous and sustained 200 basis point shift in market interest rates.

Presented below, as of December 31, 2001, is an analysis of the Company’s interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

Changes in Rates	$ Change in EVE (Dollars in thousands)	% Change in EVE	EVE as a % of Present Value Assets
			EVE Ratio	Change
-200 bp	$(7,928)	(10.00)%	9.42%	(115) bp
0 bp	—	—	10.57%	—
+200 bp	(10,181)	(9.93)%	9.78%	(79) bp

The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 2001 was (10.00)% compared with 5.27% as of December 31, 2000. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 2001 of (9.93)% was 6.28 percentage points less than the (16.21)% change as of December 31, 2000.

In 2001, the investment portfolio experienced a significant amount of mortgage-backed security prepayments and Agency security calls as a result of interest rate declines. The proceeds from these cash flows were generally invested in shorter-term securities resulting in a shortening in the weighted-average life of the portfolio. The shorter duration should mitigate future portfolio price depreciation as interest rates increase.

Management believes that the EVE methodology overcomes three shortcomings of the typical maturity GAP methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the EVE method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution’s interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

As with any method of gauging interest rate risk, however, there are certain shortcomings inherent to the EVE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historical rate patterns which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or repricing will react identically to changes in rates. In reality, the market value of certain types of financial instruments may adjust in anticipation of changes in market rates, while any adjustment in the valuation of other types of financial instruments may lag behind the change in general market rates. Additionally, the EVE methodology does not reflect the full impact of contractual restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from time deposits may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on the ability of adjustable rate loan clients to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

The prime rate in effect for December 31, 2001 and December 31, 2000 was 4.75% and 9.50%, respectively. During 2001, the Federal Reserve lowered interest rates eleven times for a total of 475 basis points.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are met primarily by financing activities, which consist mainly of growth in time deposits, supplemented by available investment securities available-for-sale, other borrowings and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

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

Under another borrowing program, long-term borrowings are available to the Company from the FHLB. These borrowings have maturities greater than one year and are collateralized first by FHLB stock, second by the Company’s one to four family mortgage loans and third by the Company’s investment securities in safekeeping at the FHLB. Borrowings secured by the Company’s one to four family mortgage loans are limited to 75% of the loan value. At December 31, 1999, the Company had $35.0 million in borrowings under this program of which $10 million was repaid in March 2000. At December 31, 2001, the Company had $25.0 million in borrowings under this program.

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

The risk-based capital standards of the Federal Reserve Board require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (“leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the OCC’s prompt corrective action regulations. See “Business—Supervision and Regulation—The Company” and “—The Bank.”

Shareholders’ equity increased from $58.7 million at December 31, 2000 to $65.2 million at December 31, 2001, an increase of $6.5 million or 11.1%. This increase was primarily the result of net income of $7.6 million, common stock issuances of $100,000, issuances of $300,000 in treasury stock due to dividend reinvestments, and a net unrealized gain on securities of $200,000, partially offset by dividends paid of $1.7 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2001 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2001
The Company
Leverage ratio	4.00	%(1)	N/A	8.91%
Tier 1 risk-based capital ratio	4.00%		N/A	12.50%
Risk-based capital ratio	8.00%		N/A	13.76%
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.50%
Tier 1 risk-based capital ratio	4.00%		6.00%	11.92%
Risk-based capital ratio	8.00%		10.00%	13.18%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, became effective for reporting periods beginning after June 15, 2000, and was not to be applied retroactively. In June 1999, FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to changes in the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk.” The Company’s principal market risk exposure is to interest rates. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company’s financial statements, nor does management expect SFAS 133 to have a significant impact on future operations.

In September 2000, FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS 125. The statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of these components of SFAS 140 did not have a material impact on the Company’s financial position or results of operations.

In July 2001, FASB issued SFAS 141, Business Combinations. The statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In July 2001, FASB issued SFAS 142, Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies, will be January 1, 2002. Management believes adopting this statement will not have a material impact on the Company’s financial position or results of operations as the Company does not have any goodwill.

In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. Management believes adopting this statement will not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, Accounting for the Impairment of Long-lived assets and Long-lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. Management believes adopting this statement will not have a material impact on the Company’s financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk.” The Company’s principal market risk exposure is to interest rates.

Item 8.    Financial Statements and Supplementary Data

Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 49 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2001 and 2000 (in thousands, except earnings per share):

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$12,767	$13,425	$14,196	$15,063	$16,352	$16,416	$15,528	$15,170
Interest expense	4,683	5,549	6,417	7,150	7,345	7,389	6,501	6,041

Net interest income	8,084	7,876	7,779	7,913	9,007	9,027	9,027	9,129
Provision for loan losses	2,609	407	356	427	730	499	5,580	699

Net interest income after provision for loan losses	5,475	7,469	7,423	7,486	8,277	8,528	3,447	8,430
Noninterest income	2,106	2,112	2,339	2,102	1,813	1,832	1,913	1,474
Noninterest expense	6,154	6,170	6,620	6,439	6,757	6,719	7,265	6,489

Income before income taxes	1,427	3,411	3,142	3,149	3,333	3,641	(1,905)	3,415
Provision for income taxes	362	1,103	1,019	1,069	1,151	1,324	(752)	1,278

Net income	$1,065	$2,308	$2,123	$2,080	$2,182	$2,317	$(1,153)	$2,137

Earnings per share:
Basic	$0.15	$0.33	$0.30	$0.30	$0.31	$0.33	$(0.17)	$0.30
Diluted	$0.15	$0.33	$0.30	$0.30	$0.31	$0.33	$(0.17)	$0.30
Weighted average shares outstanding:
Basic	7,016	7,003	6,990	6,981	6,976	6,956	6,942	7,014
Diluted	7,127	7,081	7,001	7,028	6,977	6,956	6,942	7,014

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Company

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2002 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.    Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 10-K

Consolidated Financial Statements and Financial Statement Schedules

Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 49 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000,     and 1999
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001,     2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

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

10.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 1998).

10.7†
First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.8†
Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327))

10.9†*	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of Deloitte & Touche L.L.P

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 28, 2002.

METROCORP BANCSHARES, INC.

By:	/s/ ALLEN D. BROWN
Allen D. Brown President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 28, 2002.

/s/ DON J. WANG	Chairman of the Board
Don J. Wang

/s/ ALLEN D. BROWN Allen D. Brown	Director and President (principal executive officer)

/s/ DAVID TAI	Director, Executive Vice President, and Chief
David Tai	Business Development Officer

/s/ DAVID D. RINEHART David D. Rinehart	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)

/s/ TIONG L. ANG Tiong L. Ang	Director

/s/ HELEN P. CHEN Helen P. Chen	Director

/s/ TOMMY F. CHEN Tommy F. Chen	Director

/s/ MAY P. CHU May P. Chu	Director

/s/ GEORGE M. LEE George M. Lee	Director

/s/ JOHN M. LEE	Director
John M. Lee

/s/ JOE TING	Director
Joe Ting

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METROCORP BANCSHARES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
of MetroCorp Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of MetroCorp Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DE	LOITTE & TOUCHE LLP

March 20, 2002
Houston, Texas

METROCORP BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,428	$42,573
Federal funds sold and other temporary investments	23,678	49,653

Total cash and cash equivalents	58,106	92,226
Investment securities available-for-sale, at fair value (amortized cost of $175,660 and $111,815, respectively)	176,230	112,016
Investment securities held-to-maturity, at amortized cost (fair value of zero and $31,861, respectively)	—	31,743
Loans, net	484,242	474,467
Premises and equipment, net	5,623	6,575
Accrued interest receivable	3,602	4,271
Deferred income taxes	5,471	5,797
Due from customers on acceptances	4,605	3,322
Other real estate and repossessed assets, net	1,025	757
Other assets	3,270	5,583

Total assets	$742,174	$736,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$127,299	$107,924
Interest-bearing	515,452	517,982

Total deposits	642,751	625,906
Other borrowings	25,195	25,573
Accrued interest payable	863	1,816
Income taxes payable	(608)	671
Acceptances outstanding	4,605	3,322
Other liabilities	4,139	20,768

Total liabilities	676,945	678,056
Commitments and contingencies (Note 15)	—	—
Shareholders’ Equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none of which are isssued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,187,423 and 7,180,030 shares are issued and 7,017,823 and 6,979,530 shares are outstanding at December 31, 2001 and 2000, respectively	7,187	7,180
Additional paid-in-capital	26,144	26,033
Retained earnings	32,834	26,936
Accumulated other comprehensive income	376	121
Treasury stock, at cost (169,600 and 200,500 shares at December 31, 2001 and 2000, respectively)	(1,312)	(1,569)

Total shareholders’ equity	65,229	58,701

Total liabilities and shareholders’ equity	$742,174	$736,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Interest income:
Loans	$43,926	$52,280	$45,322
Investment securities:
Taxable	8,526	7,668	6,624
Tax-exempt	1,177	1,046	1,091
Federal funds sold and other temporary investments	1,822	2,472	631

Total interest income	55,451	63,466	53,668

Interest expense:
Time deposits	19,003	20,444	14,032
Demand and savings deposits	3,531	4,514	4,059
Other borrowings	1,265	2,318	2,935

Total interest expense	23,799	27,276	21,026

Net interest income	31,652	36,190	32,642
Provision for loan losses	3,799	7,508	5,550

Net interest income after provision for loan losses	27,853	28,682	27,092

Noninterest income:
Service charges on deposit accounts	6,360	4,752	3,927
Other loan-related fees	1,063	1,271	1,425
Letters of credit commissions and fees	655	583	471
Gain (loss) on sale of investment securities, net	189	2	(14)
Other noninterest income	393	424	279

Total noninterest income	8,660	7,032	6,088

Noninterest expense:
Employee compensation and benefits	14,054	13,341	12,030
Occupancy	4,450	5,056	4,443
Other real estate, net	153	(50)	83
Data processing	86	154	327
Professional fees	963	3,197	1,038
Advertising	426	436	459
Other noninterest expense	5,251	5,096	4,032

Total noninterest expense	25,383	27,230	22,412

Income before provision for income taxes	11,130	8,484	10,768
Provision for income taxes	3,553	3,001	3,638

Net income	$7,577	$5,483	$7,130

Earnings per common share:
Basic	$1.08	$0.79	$1.00
Diluted	$1.07	$0.79	$1.00
Weighted average shares outstanding:
Basic	6,998	6,972	7,114
Diluted	7,059	6,973	7,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2001	2000	1999
Net income	$7,577	$5,483	$7,130
Other comprehensive income (loss), net of tax (Note 9):
Unrealized gains (losses) on investment securities, net of tax:
Unrealized holding gains (losses) arising during the period	130	3,237	(3,867)
Less: reclassification adjustment for gains (losses) included in net income	125	29	(26)

Other comprehensive income (loss)	255	3,266	(3,893)

Total comprehensive income	$7,832	$8,749	$3,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999

(In thousands)
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total
	Common Stock
	Shares	At Par
Balance at January 1, 1999	7,005	$7,005	$24,569	$17,702	$748	$—	$50,024
Issuance of common stock	117	117	1,077	—	—	—	1,194
Repurchase of common stock	(20)	—	—	—	—	(167)	(167)
Other comprehensive loss	—	—	—	—	(3,893)	—	(3,893)
Net income	—	—	—	7,130	—	—	7,130
Dividends	—	—	—	(1,708)	—	—	(1,708)

Balance at December 31, 1999	7,102	7,122	25,646	23,124	(3,145)	(167)	52,580

Issuance of common stock	58	58	387	—	—	—	445
Repurchase of common stock	(181)	—	—	—	—	(1,402)	(1,402)
Other comprehensive gain	—	—	—	—	3,266	—	3,266
Net income	—	—	—	5,483	—	—	5,483
Dividends	—	—	—	(1,671)	—	—	(1,671)

Balance at December 31, 2000	6,979	7,180	26,033	26,936	121	(1,569)	58,701

Issuance of common stock	7	7	52	—	—	—	59
Sale of treasury stock	31	—	59	—	—	257	316
Other comprehensive gain	—	—	—	—	255	—	255
Net income	—	—	—	7,577	—	—	7,577
Dividends	—	—	—	(1,679)	—	—	(1,679)

Balance at December 31, 2001	7,017	$7,187	$26,144	$32,834	$376	$(1,312)	$65,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Years ended December 31,
	2001	2000	1999
Cash flow from operating activities:
Net income	$7,577	$5,483	$7,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,636	2,105	2,132
Provision for loan losses	3,799	7,508	5,550
(Gain) loss on securities sales	(189)	(2)	14
Loss (gain) on sale of other real estate	115	(50)	50
Loss on sale of premises	—	4	—
Deferred loan fees	507	625	668
Deferred income taxes	195	(963)	(1,464)
Changes in:
Accrued interest receivable	669	(416)	(604)
Accrued interest payable	(953)	258	528
Income taxes payable	(1,279)	671	(27)
Other liabilities	(16,631)	15,204	(272)
Other assets	2,312	634	(5,526)

Net cash (used in) provided by operating activities	(2,242)	31,061	8,179

Cash flows from investing activities:
Purchases of securities available-for-sale	(111,207)	(49,398)	(29,221)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	79,312	17,264	31,990
Purchases of securities held-to-maturity	—	—	(2,822)
Proceeds from maturities and principal paydowns of securities held-to-maturity	—	3,375	7,283
Net change in loans	(15,542)	3,271	(83,310)
Proceeds from sale of other real estate	1,078	2,044	662
Proceeds from sale of premises and equipment	—	25	—
Purchases of premises and equipment	(684)	(603)	(2,087)

Net cash used in investing activities	(47,043)	(24,022)	(77,505)

Cash flows from financing activities:
Net change in:
Deposits	16,845	81,470	64,930
Other borrowings	(378)	(30,063)	5,593
Proceeds from issuance of common stock	59	445	1,194
Treasury stock sold (purchased), net	316	(1,402)	(167)
Dividends paid	(1,677)	(1,679)	(1,701)

Net cash provided by financing activities	15,165	48,771	69,849

Net (decrease) increase in cash and cash equivalents …	(34,120)	55,810	523
Cash and cash equivalents at beginning of period	92,226	36,416	35,893

Cash and cash equivalents at end of period	$58,106	$92,226	$36,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

The consolidated financial statements of MetroCorp Bancshares, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiary, MetroBank, National Association (the “Bank”). The Bank was formed in 1987 and is engaged in commercial banking activities through its fourteen branches in Houston and Dallas, Texas. In August 1993, the Bank formed a wholly-owned subsidiary, Island Commercial Corporation (ICC), to own and operate certain foreclosed properties. ICC was dissolved in April 1999. In February 1994, the Bank formed a wholly-owned subsidiary, Advantage Finance Corporation (AFC), to purchase and finance account receivables. Effective December 20, 2000, AFC was sold to a third party.

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

Investment Securities

The Company segregates its investment portfolio in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, as either investments held-to-maturity or investments available-for-sale. All investment transactions are recorded on a settlement date basis.

Investments in securities for which the Company has both the ability and intent to hold to maturity are classified as investments held-to-maturity and are stated at amortized cost. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the effective-interest method. Investments in securities which management believes may be sold prior to maturity are classified as investments available-for-sale and are stated at fair value. Unrealized net gains and losses, net of the associated deferred income tax effect, are excluded from income and reported as a separate component of shareholders’ equity in “Accumulated other comprehensive income.” Realized gains and losses from sales of investments available-for-sale are recognized through income at the time of sale using the specific identification method.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management’s opinion, collection of principal and interest is not likely to be made in accordance with a loan’s contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgement; future payments are reasonably assured.

The Bank applies SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS 114, as amended, a loan, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 118 permits a creditor to use existing methods for recognizing interest income on impaired loans. The Bank recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans

Specifically, SFAS 114 requires that the allowance for loan losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Estimates of loan losses involve an exercise of judgment. While it is possible that in the short-term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management’s judgement, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio.

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 provides for an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Bank’s financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax laws or rates.

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

Interest Rate Risk Management

The operations of the Bank are subject to the risk of interest rate fluctuations to the extent that interest-bearing assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given a level of interest rate risk consistent with the Bank’s business strategies.

Asset liability management activities are conducted in the context of the Bank’s asset sensitivity to interest rate changes. This asset sensitivity arises due to interest-earning assets repricing more frequently than interest-bearing liabilities. For example, if interest rates are declining, margins will narrow as assets reprice downward more quickly than liabilities. The converse applies when interest rates are on the rise.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Bank’s interest rate risk management, loans of approximately $269.3 million and $228.7 million, at December 31, 2001 and 2000, respectively, contain interest rate floors to reduce the unfavorable impact to the Bank during interest rate declines. The weighted average interest rate on these loans at December 31, 2001 was 7.75% and the interest rate floors ranged from 5.00% to 11.00%.

Financial Instruments with Off-Balance Sheet Risk

The Company has entered into traditional off-balance sheet financial instruments such as interest rate exchange agreements (“swaps”) in the normal course of business in an effort to reduce its exposure to changes in interest rates. The off-balance sheet financial instruments utilized by the Company are typically classified as hedges of existing assets, liabilities or anticipated transactions. To qualify for hedge accounting, the hedged asset or liability must be interest rate sensitive and the off-balance sheet financial instrument must be designated and be effective as a hedge of the asset, liability or anticipated transaction. The effectiveness of a hedge is evaluated at inception and throughout the hedge period. Gains or losses on early termination of financial contracts, if any, are amortized over the remaining terms of the hedged items. The market value of off-balance sheet instruments that are hedging assets carried at lower of cost or market value are included in the overall valuation analysis of the hedged asset to determine if a loss allowance is necessary. Payments made and received on off-balance sheet instruments entered into in an effort to alter the interest rate characteristics of the hedged item are offset against the related interest income and expense.

Other Off-Balance Sheet Instruments

The Company has entered into other off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, became effective for reporting periods beginning after June 15, 2000, and was not to be applied retroactively. In June 1999, FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amended SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the statement of financial condition. In addition, hedge accounting should only be provided for transactions that meet certain specified criteria. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to changes in the fair value of a recognized asset or liability or from a commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity.” The Company’s principal market risk exposure is to interest rates. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company’s financial statements, nor does management expect SFAS 133 to have a significant impact on future operations.

The Bank entered into two callable interest rate swaps in 1999 which were considered fair value hedges under SFAS 133. Amounts receivable or payable based on the interest rate differentials of interest rate swaps are

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued monthly and are reflected in interest expense. At December 31, 2000, the fair value of the swaps was estimated to be ($35,000). In the first quarter of 2001, the swaps were called as a result of declining market interest rates and there were no outstanding swaps as of December 31, 2001.

In September 2000, FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS 125. The statement revises the standards for accounting for the securitization and other transfers of financial assets and collateral, and requires certain disclosures, but carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of these components of SFAS 140 did not have a material impact on the Company’s financial position or results of operations.

In July 2001, FASB issued SFAS 141, Business Combinations. The statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In July 2001, FASB issued SFAS 142, Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies, will be January 1, 2002. Management believes the adoption of this statement will not have a material impact on the Company’s financial position or results of operations as the Company does not have any goodwill.

In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. The adoption this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. Management believes the adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

2.    Cash and Cash Equivalents

The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. “Cash and cash equivalents” in the consolidated balance sheets includes amounts so restricted of approximately $200,000 at both December 31, 2001 and 2000.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investment Securities

In the normal course of business, the Bank invests in federal government, Federal agency, state and municipal securities which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Securities within the available-for-sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-down of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. On January 1, 2001, the Company reclassified all securities in the held-to-maturity category to the available-for-sale category.

	As of December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$2,453	$122	$—	$2,575
Obligations of state and political subdivisions	25,045	—	(406)	24,639
Mortgage-backed securities and collateralized mortgage obligations	138,696	890	—	139,586
Other debt securities	3,229	—	(37)	3,192
Other equity securities	3,094	1	—	3,095
FHLB and Federal Reserve Bank stock (1)(2)	3,143	—	—	3,143

Total securities	$175,660	$1,013	$(443)	$176,230

	As of December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$25,810	$—	$(142)	$25,668
Obligations of state and political subdivisions	9,560	24	—	9,584
Mortgage-backed securities and collateralized mortgage obligations	68,511	247	—	68,758
Other debt securities	3,010	72	—	3,082
FHLB and Federal Reserve Bank stock (1) (2)	4,924	—	—	4,924

Total securities	$111,815	$343	$(142)	$112,016

Held-to-maturity:
U.S. Treasury securities and obligations of U.S. government agencies	$4,969	$—	$(12)	$4,957
Obligations of state and political subdivisions	10,447	—	(37)	10,410
Mortgage-backed securities and collateralized mortgage obligations	13,797	234	—	14,031
Other debt securities	2,530	—	(67)	2,463

Total securities	$31,743	$234	$(116)	$31,861

(1)	FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank policy.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years ended December 31,
	2001	2000	1999
Available-for-sale:
Amortized cost	$37,059	$11,153	$21,433
Proceeds	37,248	11,231	21,419
Gross realized gains	201	121	404
Gross realized losses	12	119	418

Investments carried at approximately $2,861,000 and $5,501,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and short-term borrowings of approximately $780,000 and $1,768,000, respectively. Additionally, investments in the securities portfolio carried at approximately $20,491,000 and $21,780,000 were pledged as collateral for borrowed funds at December 31, 2001 and 2000, respectively.

At December 31, 2001, future contractual maturities of securities are as follows (in thousands):

	Investments available-for-sale
	Amortized cost	Fair value
Within one year	$339	$338
Within two to five years	6,656	6,783
Within six to ten years	5,041	5,119
After ten years	18,690	18,165
Mortgage-backed securities and collateralized mortgage obligations	138,697	139,587

Debt securities	169,423	169,992
Other equity securities	3,094	3,095
FHLB/Federal Reserve Bank equity securities	3,143	3,143

Total securities	$175,660	$176,230

The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2001 or 2000.

4.    Loans and Allowance for Loan Losses

The Bank makes commercial, real estate and other loans to commercial and individual customers throughout the markets it serves in Texas.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2001	2000
Commercial and industrial	$312,899	$298,134
Real estate-mortgage	138,855	138,383
Real estate-construction	36,177	39,601
Consumer and other	11,364	11,986
Factored receivables	—	1,297

Gross loans	499,295	489,401
Unearned discounts and interest	(1,034)	(1,061)
Deferred loan fees	(5,116)	(4,602)

Total loans	493,145	483,738
Allowance for loan losses	(8,903)	(9,271)

Loans, net	$484,242	$474,467

Variable rate loans	$391,866	$351,575
Fixed rate loans	107,429	137,826

Gross loans	$499,295	$489,401

Although the Bank’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2001 and 2000, the Bank’s loan portfolio consisted of concentrations in the following industries. With the exception of the concentration in apartment buildings at December 31, 2000, all such amounts represent a concentration greater than 25% of capital (in thousands):

	As of December 31,
	2001	2000	1999
Hotels/motels	$87,991	$79,007	$74,070
Retail centers	100,649	85,177	61,087
Restaurants	36,160	24,967	25,805
Apartment buildings	13,362	8,391	14,526
Convenience/gasoline stations	31,556	19,585	20,746
All other	229,577	272,274	304,472

Gross loans	$499,295	$489,401	$500,706

Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,
	2001	2000	1999
Balance at beginning of year	$9,271	$7,537	$6,119
Provision for loan losses	3,799	7,508	5,550
Charge-offs	(4,276)	(7,025)	(4,402)
Recoveries	109	1,251	270

Balance at end of year	$8,903	$9,271	$7,537

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans for which the accrual of interest has been discontinued totaled approximately $3,758,000 and $2,225,000 at December 31, 2001 and 2000, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $202,000 and $215,000 would have been accrued on these loans during the years ended December 31, 2001 and 2000, respectively.

Included in “other assets” on the balance sheet at December 31, 2001, 2000, and 1999 is $2.5 million, $4.7 million, and $5.2 million, respectively, due from the SBA, the Export Import Bank of the United States (“Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan. These amounts represent the guaranteed portions of loans previously charged-off.

The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114, as amended by SFAS 118, and the related specific allowance for loan losses on such loans at December 31, 2001 and 2000, is presented below (in thousands):

	Real Estate	Commercial	Consumer	Total
December 31, 2001
Impaired loans having related allowance for loan losses	$199	$3,537	$22	$3,758
Less: Allowance for loan losses	(10)	(453)	(11)	(474)
Less: Guaranteed portion (SBA, OCCGF and Ex-Im Bank)	—	(1,833)	—	(1,833)

Impaired loans, net of allowance for loan losses and guarantees	$189	$1,251	$11	$1,451

December 31, 2000
Impaired loans having related allowance for loan losses	$242	$1,944	$39	$2,225
Less: Allowance for loan losses	(11)	(370)	(14)	(395)
Less: Guaranteed portion (SBA, OCCGF and Ex-Im Bank)	—	(1,049)	—	(1,049)

Impaired loans, net of allowance for loan losses and guarantees	231	$525	$25	$781

For the years ended December 31, 2001 and 2000, the average recorded investment in impaired loans was approximately $3,755,000 and $2,908,000, respectively. The related amount of interest income recognized while the loans were impaired approximated $202,000 and $64,000 for the years ended December 31, 2001 and 2000, respectively.

Additionally, at December 31, 2001, loans with a value of approximately $31.7 million were available as collateral under a blanket loan agreement with the Federal Home Loan Bank of Dallas. At December 31, 2000, $9.8 million of loans were specifically pledged to secure borrowed funds.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	Estimated useful lives (in years)	As of December 31,
		2001	2000	1999
Furniture, fixtures and equipment	3-10	$10,149	$9,769	$9,908
Building and improvements	3-20	4,010	3,943	3,943
Land	—	1,679	1,679	1,679
Leasehold improvements	5	2,535	2,298	2,397

		18,373	17,689	17,927
Accumulated depreciation		(12,750)	(11,114)	(9,821)

Premises and equipment, net		$5,623	$6,575	$8,106

6.    Interest-Bearing Deposits

The Bank had $5.1 million in brokered deposits as of December 31, 2001. There were no major deposit concentrations as of December 31, 2001.

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2001	2000
Interest-bearing demand deposits	$66,164	$46,530
Savings and money market accounts	107,095	95,172
Time deposits less than $100,000	168,985	201,855
Time deposits $100,000 and over	173,208	174,425

Interest-bearing deposits	$515,452	$517,982

At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

2002	$317,140
2003	14,343
2004	8,377
2005	1,209
2006	1,107
After 2006	17

$342,193

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other short-term borrowings at December 31, 2001 and 2000 consist of $195,000 and $573,000, respectively, in Treasury, Tax and Loan (“TT&L) payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.

Six-month term funds were acquired in October 1999 from the FHLB in the amount of $20,000,000 with a fixed rate of 5.89%, which repriced to 6.32% in March 2000 and was repaid in September 2000.

Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $15,000,000 at December 31, 2001 and $5,000,000 at December 31, 2000.

8.    Income Taxes

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2001	2000
Deferred Tax Assets:
Allowance for loan losses	$3,151	$3,152
Recognition of deferred loan fees	1,740	1,621
Depreciation	1,036	1,066
Recognition of interest on nonaccrual loans	319	295
Other	—	107

Gross deferred tax assets	6,246	6,241

Deferred Tax Liabilities:
Unrealized gains on investments securities available-for-sale, net	193	62
FHLB stock dividends	345	305
Other	237	77

Gross deferred tax liabilities	775	444

Net deferred tax asset	$5,471	$5,797

The Bank has provided no valuation allowance for the net deferred tax asset at December 31, 2001, December 31, 2000, or December 31, 1999 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

Components of the provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2001	2000	1999
Current provision for federal income taxes	$3,358	$3,964	$5,102
Deferred federal income tax benefit	195	(963)	(1,464)

Total provision for income taxes	$3,553	$3,001	$3,638

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$3,784	34%	$2,885	34%	$3,661	34%
Tax-exempt interest income	(400)	(3)	(356)	(4)	(371)	(3)
Other, net	169	1	472	5	348	3

Provision for income taxes	$3,553	32%	$3,001	35%	$3,638	34%

9.    Other Comprehensive Income (Loss)

The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years ended December 31,
	2001	2000	1999
Unrealized gains (losses) arising during the period	$196	$(1,682)	$1,975
Less: reclassification adjustment for gains realized in net income	(64)	—	13

Other comprehensive income	$132	$(1,682)	$1,988

10.    401(k) Profit Sharing Plan

The Company has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 15% of annual compensation. The Company matches each participant’s contributions to the Plan up to 4% of such participant’s salary. The Company made contributions before expenses to the Plan of approximately $308,093, $290,674, and $271,384 during the years ended December 31, 2001, 2000, and 1999, respectively.

11.    Shareholders’ Equity

The Company’s Non-Employee Director Plan (“Non-Employee Director Plan”) authorizes the issuance of up to 60,000 shares of Common Stock to the directors of the Company who do not serve as an officer or employee of the Company. Under the Non-Employee Director Plan, up to 12,000 shares of Common Stock may be issued each year for a five-year period if the Company achieves a certain return on equity ratio with no shares to be issued if the Company’s return on equity is below 13.0%. In 1999, the Company exceeded a 13.0% return on equity, however, this goal was not achieved in the years 2000 and 2001. As of December 31, 2001, 24,000 shares have been issued under the Non-Employee Director Plan and $82,000 in director compensation expense for these shares was recorded in 1999.

The Company’s 1998 Employee Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan will be implemented through ten annual offerings. Each year the Board of Directors will determine the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. The offering price per share will be an amount equal to

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

90% of the closing trading price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock that are equal to 20% of the employee’s base salary divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2001 and 2000, there were 16,139 and 11,640 shares issued under the Purchase Plan, respectively.

12.    Regulatory Matters

Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 2001, approximately $17.6 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. The Company declared dividends of $0.24 per share to the shareholders of record during the year ended December 31, 2001 and declared a dividend of $0.06 per share to shareholders of record as of December 31, 2000, which was paid on January 15, 2001.

The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The most recent notifications from the OCC categorized the Bank as “well capitalized”, as defined, under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier leverage ratios as set forth in the table below. There are no conditions or events since the notifications that management believes have changed the Bank’s level of capital adequacy.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum required for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands)
As of December 31, 2001
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$71,366	13.76%	$41,493	8.00%	$	N/A	N/A
MetroBank, N.A.	68,353	13.18%	41,493	8.00%		51,866	10.00%
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	64,853	12.50%	20,746	4.00%		N/A	N/A
MetroBank, N.A.	61,840	11.92%	20,746	4.00%		31,120	6.00%
Leverage ratio
MetroCorp Bancshares, Inc	64,853	8.91%	29,114	4.00%		N/A	N/A
MetroBank, N.A.	61,840	8.50%	29,114	4.00%		36,392	5.00%
As of December 31, 2000
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$64,855	13.00%	$39,920	8.00%	$	N/A	N/A
MetroBank, N.A.	62,217	12.47%	39,920	8.00%		51,809	10.00%
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	58,580	11.74%	19,960	4.00%		N/A	N/A
MetroBank, N.A.	55,942	11.21%	19,960	4.00%		31,085	6.00%
Leverage ratio
MetroCorp Bancshares, Inc	58,580	8.39%	27,928	4.00%		N/A	N/A
MetroBank, N.A.	55,942	8.01%	27,928	4.00%		32,846	5.00%

13.    Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance instruments. Commitments to extend credit at December 31, 2001 and 2000 aggregated approximately $64,399,000 and $68,275,000, respectively. Commitments under letters of credit at December 31, 2001 and 2000 totaled $3,556,000 and $2,316,000, respectively.

During 1999, the Bank entered into two callable interest rate swaps in an effort to match the repricing of its liabilities with its assets. The swaps had a notional amount of $20,000,000. The Bank paid a floating interest rate tied to LIBOR and received a fixed rate of 7.15%. The interest rates on the swaps were 6.0775% at December 31, 1999, and 6.6241% at December 31, 2000. The fair value of the interest rate swaps at December 31, 2000 was estimated to be ($35,000). During the first quarter of 2001, the swaps were called as a result of declining market interest rates. There were no outstanding swaps as of December 31, 2001.

14.    Fair Value of Financial Instruments

SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosures of estimated fair values for all financial instruments and the methods and assumptions used by management to estimate the fair value for each type of financial instrument. Fair value is the amount at which a financial instrument could be

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchanged in a current transaction between parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

Quoted market prices are not available for a significant portion of the Bank’s financial instruments. As a result, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of the net realizable value. In addition, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair value.

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

The following summary presents the methodologies and assumptions used to estimate the fair value of the Bank’s financial instruments, required to be valued pursuant to SFAS 107:

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

Loans

The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation. Estimated fair value of the loan portfolio at December 31, 2001 and 2000 was $488.5 million and $494.2 million, respectively.

Liabilities for Which Fair Value Approximates Carrying Value

SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings, and certain money market deposits) be equal to the carrying value. SFAS 107 does not allow for the

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition of the inherent funding value of these instruments. The fair value of federal funds purchased, borrowed funds, acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

Time Deposits

The fair value of time deposits is estimated by discounting cash flows based on contractual maturities at the interest rates for raising funds of similar maturity. Given the level of interest rates prevalent at December 31, 2001, fair value of time deposits approximated their carrying value.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of the commitments to extend credit is considered to approximate carrying value at December 31, 2001 and 2000, respectively.

15.    Commitments and Contingencies

The Bank leases certain branch premises and equipment under operating leases which expire between 2002 and 2006. The Bank incurred rental expense of approximately $825,000, $861,000, and $828,000, for the years ended December 31, 2001, 2000 and 1999, respectively, under these lease agreements. Future minimum lease payments at December 31, 2001 due under these lease agreements are as follows (in thousands):

Year	Amount
2002	$832
2003	736
2004	725
2005	676
2006	228
After 2006	344

$3,541

The Bank is a defendant in several legal actions arising from its normal business activities. Management, based on consultation with legal counsel, believes that the ultimate liability, if any, resulting from these legal actions will not materially affect the Company’s financial position, results of operations, or cash flows.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2001	2000
Assets
Cash and due from subsidiary bank	$3,471	$3,187
Investments in bank subsidiary	62,216	56,063

Total assets	$65,687	$59,250

Liabilities and Shareholders’ Equity
Other liabilities	$458	$549

Total liabilities	458	549

Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,187,423 and 7,180,030 shares issued and 7,017,823 and 6,979,530 shares outstanding at December 31, 2001 and 2000, respectively	7,187	7,180
Additional paid-in-capital	26,144	26,033
Retained earnings	32,834	26,936
Net accumulated other comprehensive income from subsidiary	376	121
Treasury stock, at cost	(1,312)	(1,569)

Total shareholders’ equity	65,229	58,701

Total liabilities and shareholders’ equity	$65,687	$59,250

Condensed Statement of Income
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Dividends from subsidiary	$1,679	$1,671	$1,708
Equity in undistributed income of subsidiary	5,898	4,136	5,902

Total income	7,577	5,807	7,610
Operating expenses	—	324	480

Net income	$7,577	$5,483	$7,130

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statement of Cash Flows
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flow from operating activities:
Net income	$7,577	$5,483	$7,130
Equity in undistributed income of subsidiary	(5,898)	(4,136)	(5,902)
Increase (decrease) in other liabilities	(92)	(170)	65

Net cash provided by operating activities	1,587	1,177	1,293
Cash flow from investment activities:
Investment in subsidiary	—	(700)	(5,000)

Net cash used in investing activities	—	(700)	(5,000)
Cash flow from financing activities:
Proceeds from issuance of common stock	59	445	1,194
Proceeds from re-issuance of treasury stock	316	—	—
Payment to repurchase common stock	—	(1,402)	(167)
Dividends paid	(1,679)	(1,671)	(1,701)

Net cash used in financing activities	(1,304)	(2,628)	(674)

Net increase (decrease) in cash and cash equivalents	283	(2,151)	(4,381)
Cash and cash equivalents at beginning of year	3,187	5,338	9,719

Cash and cash equivalents at end of year	$3,470	$3,187	$5,338

Dividends declared but not paid	$421	$419	$427

17.    Related Party Transactions

In the ordinary course of business, the Bank enters into transactions with its and the Company’s officers and directors and their affiliates. It is the Bank’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2001 and 2000, certain of these officers and directors and their affiliated companies were indebted to the Bank in the aggregate amounts of approximately $4,846,000 and $6,263,000, respectively.

The following is an analysis of activity for the years ended December 31, 2001 and 2000 for such amounts (in thousands):

	2001	2000
Balance at January 1	$6,263	$4,989
New loans and advances	2,810	5,270
Repayments	(4,227)	(3,996)

Balance at December 31	$4,846	$6,263

In addition, as of December 31, 2001 and 2000, the Bank held demand and other deposits for related parties of approximately $2,845,000 and $2,685,000, respectively.

New Era Insurance Company is the agency used by the Company for the insurance coverage the Company provides to employees of the Company and the Bank and their dependents. The insurance coverage consists of medical, dental, life, accidental death and dismemberment and long-term disability insurance. The Company’s

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

President is a principal shareholder in New Era Insurance Company. The Company paid New Era Insurance Company $1,235,000 and $1,140,000 for such insurance coverage for the years ended December 31, 2001 and 2000, respectively.

Guamnitz, Inc. owns the buildings in which the Company’s corporate headquarters and the Bank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company. A Company director is Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. The lease covering the Company’s headquarters is for a term of four years and nine months commencing on February 1, 2001 at a net rent of $24,833 per month. The lease covering the Bank’s Bellaire branch is for a term of four years and eleven months commencing on January 1, 1997 at a net rent of $10,503 per month. For these respective lease agreements, the Company paid Gaumnitz, Inc. $421,000 and $400,000 during the years ended December 31, 2001 and 2000, respectively.

18.    Earnings Per Share
The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock. Computations reflect the effects of a four for one exchange of common shares, as further described in Note 1.

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Net income available to common shareholders’ equity used in basic and diluted EPS	$7,577	$5,483	$7,130

Weighted average common shares in basic EPS	6,998	6,972	7,114
Effects of dilutive securities: Options	61	1	—

Weighted average common and potentially dilutive common shares used in diluted EPS	7,059	6,973	7,114

Outstanding options were excluded from the calculation of weighted average common and potentially dilutive common shares used in diluted earnings per share for the year ended December 31, 1999, because they were antidilutive.

19.    Supplemental Statement of Cash Flow Information:

	Years ended December 31,
	2001	2000	1999
		(in thousands)
Cash payments during the year for:
Interest	$24,752	$27,018	$20,498
Income taxes	4,337	3,086	5,324
Noncash investing and financing activities:
Dividends declared not paid	421	419	427
Other real estate acquired in foreclosure of customer loans	1,461	2,261	527

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Stock-Based Compensation Plan

The Company grants stock options under several stock-based incentive compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for such plans. In 1995, the FASB issued SFAS 123 Accounting for Stock-Based Compensation which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

Stock Options

The Company has outstanding options issued to five of the six founding directors of the Bank to purchase an aggregate of 100,000 shares of Common Stock pursuant to the 1998 Director Stock Option Agreement (“Founding Director Plan”). Pursuant to the Founding Director Plan, each of the five participants was granted non-qualified options to purchase 20,000 shares of Common Stock at a price of $11.00 per share. A total of 20,000 share options which were initially granted to one of the founding directors were cancelled upon his resignation as a director. Of the six founding directors of the Bank, the five participants (Tommy F. Chen, May P. Chu, John Lee, David Tai and Don J. Wang) currently serve as directors of the Company and the Bank. The remaining options must be exercised by July 24, 2003.

The Company’s 1998 Stock Incentive Plan (“Incentive Plan”) authorizes the issuance of up to 200,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within seven years. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. In 2001, there were options granted to acquire 163,900 shares of common stock. As of December 31, 2001, there are options to acquire 200,000 shares of common stock outstanding under the Incentive Plan. No performance shares have been awarded under the Incentive Plan.

The options granted during 1998 under the Founding Director Plan vested immediately on the date of the grant and have contractual terms of five years. The options granted during 1999 and 2000 under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. The options granted in 2001 under the Incentive Plan vest at 20% per year. All options are granted at a fixed exercise price. The exercise price for the options granted under the Founding Director Plan is $11.00 per share and the exercise price for the options granted under the Incentive Plan is the fair market value of the Company’s common stock on the grant date, which was $8.3125 for the options granted in 1999, $7.25 for the options granted in 2000, and a weighted average of $11.30 for the options granted in 2001. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There was no compensation expense for the years ended December 31, 2001, 2000 or 1999. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $7.6 million, $5.4 million, and $7.1 million or $1.07, $0.79, and $1.00 per share for the years ended December 31, 2001, 2000, and 1999, respectively.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock options granted to employees as of December 31, 2001, 2000 and 1999 and the changes during the years ended on these dates is presented below:

	MCBI Stock Options
	2001		2000		1999
	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	150,700	$10.0253	146,700	$10.1400	100,000	$11.0000
Granted	163,900	11.2959	10,000	7.2500	46,700	8.3125
Exercised	(2,760)	8.3125	—	—	—	—
Canceled	(11,840)	8.3125	(6,000)	8.3125	—	—
Outstanding at end of the year	300,000	10.7839	150,700	10.0253	146,700	10.1400
Exercisable at end of the year	131,400	10.3335	112,210	10.7076	100,000	11.0000
Weighted average fair value of all options granted	$4.65		$2.78		$—

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2001	2000	1999
Expected term	5 years	5 years	5 years
Expected volatility	30.00%	20.00%	19.30%
Expected dividend	$0.24	$0.24	$0.24
Risk-free interest rate	5.30%	6.30%	6.40%

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Exercise Price	Wgtd. Avg. Remaining Contractual Life	Number Outstanding at 12/31/01	Weighted Average Exercise Price
$7.25–$11.00	300,000	$10.7839	5.00 years	131,400	$10.3335

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.