Form 10-Q
period 2002-03-31
METROCORP BANCSHARES INC
filed 2002-05-10
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of Incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

     As of May 9, 2002, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,021,592.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,334	$34,428
Federal funds sold and other temporary investments	21,092	23,678

Total cash and cash equivalents	48,426	58,106
Investment securities available-for-sale, at fair value	201,300	173,087
Other investments	3,160	3,143
Loans, net	481,382	484,242
Premises and equipment, net	5,401	5,623
Accrued interest receivable	3,196	3,602
Deferred income taxes	5,744	5,471
Due from customers on acceptances	5,159	4,605
Other real estate and repossessed assets, net	794	1,025
Other assets	2,979	3,270

Total assets	$757,541	$742,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$124,162	$127,299
Interest-bearing	514,368	515,452

Total deposits	638,530	642,751
Other borrowings	42,823	25,195
Accrued interest payable	738	863
Income taxes payable	436	(608)
Acceptances outstanding	5,159	4,605
Other liabilities	3,365	4,139

Total liabilities	691,051	676,945
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,187,423 shares are issued and 7,013,829 shares and 7,017,823 shares are outstanding at March 31, 2002 and December 31, 2001, respectively	7,187	7,187
Additional paid-in-capital	26,173	26,144
Retained earnings	34,504	32,834
Accumulated other comprehensive income	12	376
Treasury stock, at cost	(1,386)	(1,312)

Total shareholders’ equity	66,490	65,229

Total liabilities and shareholders’ equity	$757,541	$742,174

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months
	Ended March 31,

	2002	2001

Interest income:
Loans	$9,261	$12,019
Investment securities:
Taxable	1,998	2,108
Tax-exempt	310	269
Federal funds sold and other temporary investments	118	667

Total interest income	11,687	15,063

Interest expense:
Time deposits	2,960	5,660
Demand and savings deposits	601	1,178
Other borrowings	330	312

Total interest expense	3,891	7,150

Net interest income	7,796	7,913
Provision for loan losses	600	427

Net interest income after provision for loan losses	7,196	7,486

Noninterest income:
Service charges	1,657	1,522
Other loan-related fees	586	200
Letters of credit commissions and fees	126	165
Gain on sale of investment securities, net	2	70
Other noninterest income	105	145

Total noninterest income	2,476	2,102

Noninterest expense:
Employee compensation and benefits	3,570	3,319
Occupancy	1,235	1,366
Other real estate, net	263	7
Data processing	24	16
Professional fees	173	396
Advertising	90	114
Other noninterest expense	1,268	1,221

Total noninterest expense	6,623	6,439

Income before provision for income taxes	3,049	3,149
Provision for income taxes	958	1,069

Net income	$2,091	$2,080

Earnings per common share:
Basic	$0.30	$0.30
Diluted	$0.29	$0.30
Weighted average shares outstanding:
Basic	7,020	6,981
Diluted	7,140	7,028

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For The Three Months
	Ended March 31,

	2002	2001

Net income	$2,091	$2,080
Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities, net of tax:
Other comprehensive income	(364)	1,104

Total comprehensive income	$1,727	$3,184

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Three Months Ended March 31, 2002 and 2001
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total

Balance at January 1, 2001	6,979	$7,180	$26,033	$26,936	$121	$(1,569)	$58,701
Issuance of common stock	2	2	14	—	—	—	16
Other comprehensive income	—	—	—	—	1,104	—	1,104
Adjustment	—	—	1	—	—	—	1
Net income	—	—	—	2,080	—	—	2,080
Dividend payment	—	—	—	(418)	—	—	(418)

Balance at March 31, 2001	6,981	$7,182	$26,048	$28,598	$1,225	$(1,569)	$61,484

Balance at January 1, 2002	7,017	$7,187	$26,144	$32,834	$376	$(1,312)	$65,229
Repurchase of treasury stock	(13)	—	—	—	—	(150)	(150)
Sale of treasury stock	10	—	29	—	—	76	105
Other comprehensive income	—	—	—	—	(364)	—	(364)
Net income	—	—	—	2,091	—	—	2,091
Dividend payment	—	—	—	(421)	—	—	(421)

Balance at March 31, 2002	7,014	$7,187	$26,173	$34,504	$12	$(1,386)	$66,490

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months
	Ended March 31,

	2002	2001

Cash flow from operating activities:
Net income	$2,091	$2,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	366	459
Provision for loan losses	600	427
Gain on securities sales	—	(70)
Loss on sale of other real estate	256	—
Gain on sale of premises	(2)	—
Deferred loan fees	(586)	(79)
Deferred income taxes	(86)	(72)
Changes in:
Accrued interest receivable	406	476
Accrued interest payable	(125)	(548)
Income taxes payable	1,044	841
Other liabilities	(774)	(14,805)
Other assets	291	454

Net cash provided by (used in) operating activities	3,481	(10,837)

Cash flows from investing activities:
Purchases of securities available-for-sale	(48,207)	(21,270)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	19,426	16,730
Net change in loans	2,810	15,149
Proceeds from sale of other real estate	11	5
Proceeds from sale of premises and equipment	2	—
Purchases of premises and equipment	(144)	(142)

Net cash (used in) provided by investing activities	(26,102)	10,472

Cash flows from financing activities:
Net change in:
Deposits	(4,221)	(11,353)
Other borrowings	17,628	382
Proceeds from issuance of common stock	29	17
Treasury stock purchased, net	(74)	—
Dividends paid	(421)	(419)

Net cash provided by (used in) financing activities	12,941	(11,373)

Net decrease in cash and cash equivalents	(9,680)	(11,738)
Cash and cash equivalents at beginning of period	58,106	92,226

Cash and cash equivalents at end of period	$48,426	$80,488

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2002, the Company’s consolidated results of operations for the three months ended March 31, 2002 and 2001, consolidated cash flows for the three months ended March 31, 2002 and 2001, and consolidated changes in shareholders’ equity for the three months ended March 31, 2002 and 2001. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

     These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

	For The Three Months
	Ended March 31,

	2002	2001

	(In thousands, except
	per share amounts)

Net income available to common shareholders	$2,091	$2,080

Weighted-average common shares outstanding:
Basic	7,020	6,981
Diluted	7,140	7,028

Earnings per common share:
Basic	$0.30	$0.30
Diluted	$0.29	$0.30

3. SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

     In July 2001, FASB issued SFAS 142, Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies, was to be January 1, 2002. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s financial position or results of operations as the Company does not have any goodwill.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Special Cautionary Notice Regarding Forward-looking Statements

     Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, that describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

Overview

     Net income for the three months ended March 31, 2002 was $2.1 million, up $11,000 or 0.5% from the quarter ended March 31, 2001. The Company’s basic and diluted EPS for the three months ended March 31, 2002 was $0.30 and $0.29, respectively, compared to $0.30 for the same quarter in 2001. The slight difference in diluted EPS at March 31, 2002, compared to March 31, 2001, was primarily the result of stock options granted during the third and fourth quarters of 2001.

     At March 31, 2002, total assets were $757.5 million, up $15.3 million or 2.1% from $742.2 million at December 31, 2001. This was primarily the result of an increase in investment securities of $28.2 million that was funded by $11.2 million in cash and $17.0 million from other borrowings, reflecting management’s goal to increase earning assets. These funds were primarily invested in mortgage-backed securities and collateralized mortgage obligations (“CMOs”). The characteristics of the mortgage-backed securities and CMOs have durations of approximately three years and are both fixed rate and variable rate securities. Net loans at March 31, 2002 were $481.4 million, down slightly from $484.2 at December 31, 2001. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2002 and 2001 was 1.15% and 1.17%, respectively. The decrease in ROAA for the three months ended March 31, 2002 compared to the same period in 2001 was primarily the result of flat earnings over increased assets in 2002.

     Shareholders’ equity at March 31, 2002 was $66.5 million compared with $65.2 million at December 31, 2001, an increase of $1.3 million or 1.9%. The return on average shareholders’ equity (“ROAE”) for the three months ended March 31, 2002 was 12.64% compared with 13.97% for the same period in 2001. The decrease in ROAE was primarily the result of flat earnings over increased equity in 2002.

Results of Operations

     Net Interest Income. For the three months ended March 31, 2002, net interest income, before the provision for loan losses, was $7.8 million, down $100,000 or 1.5% from $7.9 million for the three months ended March 31, 2001. The net interest margin at March 31, 2002 was 4.55%, down 22 basis points from 4.77% at March 31, 2001. The decreases in net interest income and the net interest margin for the quarter ended March 31, 2002 compared to the same quarter in 2001 were primarily the result of lower interest rates at the end of 2001 and in 2002. The lower interest rates negatively impacted the yields on variable rate loans and contributed to increased refinancing activity on loans including those with interest rate floors. In terms of net interest income, the decrease in the yield on earning assets was partially offset by declining rates on interest-bearing liabilities.

     Total interest income for the three months ended March 31, 2002 decreased $3.4 million or 22.9% to $11.7 million from $15.1 million for the same period in 2001. The decrease was primarily due to lower interest rates in 2002 compared to 2001. The loan portfolio is heavily weighted toward variable rate loans that reprice as the market “prime” rate moves, and therefore, is sensitive to interest rate movement. At March 31, 2002, the Company had $391.6 million in variable rate loans which represented 79.9% of the total loan portfolio.

     Interest income from loans for the three months ended March 31, 2002 was $9.3 million, down $2.8 million or 22.9% from $12.0 million for the same period in 2001. For the three months ended March 31, 2002, the average yield on loans was 7.67%, compared to 10.26% for the same period in 2001. Approximately 55.8% of the loan portfolio is tied to loans with interest rate floors with a weighted average yield of 7.48% at March 31, 2002.

     Interest income from investments for the three months ended March 31, 2002 was $2.4 million, down approximately $600,000 or 8.0% compared to $3.0 million for the same period in 2001, primarily due to lower interest rates in 2002. For the three months ended March 31, 2002, the average yield on investments (securities, Federal Funds sold and other temporary investments) was 4.81% compared to 6.24% for the same period in 2001.

     For the three months ended March 31, 2002, total earning assets averaged $694.5 million with an average yield of 6.82%, compared to $673.0 million with an average yield of 9.08% for the same period in 2001. This represented an increase in average earning assets of $21.5 million for the three months ended March 31, 2002 compared with the same period in 2001, and a decrease in average yield of 226 basis points.

     Total interest expense for the three months ended March 31, 2002 decreased by $3.3 million or 45.6% to $3.9 million compared with $7.2 million for the same period in 2001. The decrease in total interest expense for the three months ended March 31, 2002 compared to the same period in 2001 was primarily the result of declining interest rates in 2001 that contributed to lower rates paid for interest-bearing deposits.

     Interest paid on interest-bearing deposits for the three months ended March 31, 2002 was $3.6 million compared to $6.8 million for the same period in 2001, a decrease of $3.2 million or 47.1%. This was primarily due to decreases in the rates paid for interest-bearing deposits along with a decrease in deposit balances. Average interest-bearing deposits for the three months ended March 31, 2002 were $510.6 million compared with average interest-bearing deposits for the same period in 2001 of $519.5 million, a decrease of $8.9 million or 1.7%. The average rate paid on interest-bearing deposits for the three months ended March 31, 2002 was 2.83% compared with the average rate for the same three months in 2001 at 5.34%, a decrease of 251 basis points. During the first quarter 2002, approximately $110.2 million or 33.7% of the time deposit portfolio renewed. These time deposits had a weighted average interest rate of approximately 4.42%. Many of these time deposits renewed for six-month to one-year terms. The offering rates at the end of the first quarter 2002 for six-month and one-year time deposits (under $100,000) were approximately 2.10% and 2.30%, respectively. Management believes, based on its historical experience, that its large time deposits have core-type characteristics and anticipates that this source of funding will continue to sustain a substantial portion of the Company’s asset growth in the future.

     Interest paid on borrowed funds for the three months ended March 31, 2002 was $330,000 compared to $312,000 for the same period in 2001, an increase of $18,000 or 5.8%. Average borrowed funds for the three months ended March 31, 2002 were $29.2 million compared with average borrowed funds for the same period in 2001 of $25.8 million, an increase of $3.4 million or 13.2%. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank of Dallas (“FHLB”) to fund securities investments. The average rate paid on borrowed funds for the three months ended March 31, 2002 was 4.58%, compared to the same three months ended in 2001 at 4.90%, a decrease of 32 basis points.

     The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. No tax-equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans having a zero yield.

	For The Three Months Ended March 31,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$489,801	$9,261	7.67%	$475,193	$12,019	10.26%
Taxable securities	155,542	1,998	5.21	125,157	2,108	6.83
Tax-exempt securities	24,931	310	5.04	20,873	269	5.23
Federal funds sold and other temporary investments	24,203	118	1.98	51,817	667	5.22

Total interest-earning assets	694,477	11,687	6.82%	673,040	15,063	9.08%
Less allowance for loan losses	(8,957)			(9,271)

Total interest-earning assets, net of allowance for loan losses	685,520			663,769
Noninterest-earning assets	53,708			55,416

Total assets	$739,228			$719,185

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$66,818	227	1.38%	$49,429	368	3.02%
Saving and money market accounts	111,433	374	1.36	96,050	810	3.42
Time deposits	332,378	2,960	3.61	373,979	5,660	6.14
Federal funds purchased and other repurchase agreements	3,631	18	2.01	—	—	—
Other borrowings	25,559	312	4.95	25,823	312	4.90

Total interest-bearing liabilities	539,819	3,891	2.92%	545,281	7,150	5.32%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	123,832			102,706
Other liabilities	8,469			10,812

Total liabilities	672,120			658,799
Shareholders’ equity	67,108			60,386

Total liabilities and shareholders’ equity	$739,228			$719,185

Net interest income		$7,796			$7,913

Net interest spread			3.90%			3.76%
Net interest margin			4.55%			4.77%

(1)	Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Three Months Ended March 31,
	2002 vs. 2001

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST- EARNING ASSETS:
Loans	$369	$(3,127)	$(2,758)
Securities	734	(803)	(69)
Federal funds sold and other temporary investments	(356)	(193)	(549)

Total increase (decrease) in interest income	747	(4,123)	(3,376)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	129	(270)	(141)
Saving and money market accounts	129	(565)	(436)
Time deposits	(629)	(2,071)	(2,700)
Federal funds purchased and other repurchase agreements	—	18	18
Other borrowings	(3)	3	—

Total (decrease) in interest expense	(374)	(2,885)	(3,259)

Increase (decrease) in net interest income	$1,121	$(1,238)	$(117)

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2002 was $600,000, up $173,000 compared with $427,000 for the three months ended March 31, 2001, primarily due to increased nonaccrual loans. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at March 31, 2002 was 1.75% compared with 1.81% at March 31, 2001.

     Noninterest Income. Total noninterest income for the three months ended March 31, 2002 was $2.5 million, up $400,000 or 17.8% compared to $2.1 million for the same three months in 2001. For the three months ended March 31, 2002, service charges on deposit accounts were $1.7 million and represented 66.9% of total noninterest income, compared to $1.5 million for the same period in 2001 when service charges on deposit accounts represented 72.4% of total noninterest income. For the three months ended March 31, 2002, other loan-related fees were $590,000, up $390,000 compared to $200,000 for the same period in 2001. The increases in noninterest income were primarily due to increased transaction deposit accounts as a result of continued relationship banking initiatives, more vigorous efforts in the collection of late fees and NSF fees, and a more structured fee collection process as a result of improved systems capabilities. In addition, management had discouraged the waiving of late fees, NSF fees, and other service-related fees. For the three months ended March 31, 2002 all other noninterest income was $230,000, down $150,000 from $380,000 for the three months ended March 31, 2001, primarily due to lower letters of credit volume and a decline in sales of noninsured products.

     The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Three Months
	Ended March 31,

	2002	2001

	(Dollars in thousands)
Service charges	$1,657	$1,522
Other loan-related fees	586	200
Letters of credit commissions and fees	126	165
Gain on sale of investment securities, net	2	70
Other noninterest income	105	145

Total noninterest income	$2,476	$2,102

     Noninterest Expense. Total noninterest expense for the three months ended March 31, 2002 was $6.6 million, up approximately $180,000 or 2.9% from $6.4 million for the same three months in 2001. The increase was primarily the result of a $250,000 increase in employee compensation and benefits and a $200,000 charge to other real estate, partially offset by decreased occupancy, professional fees, and other operating expenses of $270,000. The increase in employee compensation and benefits was primarily due to the addition of officer level employees and loan workout staff along with various incentive bonus payments. The decreases in non-staff expense were primarily due to lower occupancy expense as a result of the Galleria branch closing in November 2000 that had expenses trailing into 2001 and lower professional fees related to less legal and less audit/consulting fees.

     The Company’s efficiency ratio for the three months ended March 31, 2002 was 64.48%, slightly higher than the 64.29% for the same three months ended in 2001. This was primarily the result of lower net interest income and slightly higher noninterest expense that was partially offset by higher noninterest income.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months
	Ended March 31,

	2002	2001

	(Dollars in thousands)
Employee compensation and benefits	$3,570	$3,319
Non-staff expense:
Occupancy	1,235	1,366
Other real estate, net	263	7
Data processing	24	16
Professional fees	173	396
Advertising	90	114
Director compensation	61	98
Printing and supplies	144	107
Telecommunications	154	171
Other noninterest expense	909	845

Total non-staff expense	3,053	3,120

Total noninterest expense	$6,623	$6,439

     Employee compensation and benefits expense of $3.6 million for the three months ended March 31, 2002 represented 53.9% of total noninterest expense. The full-time equivalent (“FTE”) employees at March 31, 2002 were 284.1 compared with FTE of 306.6 at March 31, 2001, a decrease of 22.5 FTE. The decrease in FTE was primarily due to less contract and part-time employees. The full-time equivalent calculation includes all full-time, part-time, temporary, and contract staff and is based on total hours worked.

Financial Condition

     Loan Portfolio. Total loans decreased by $3.2 million or 0.6%, from $493.1 million at December 31, 2001 to $490.0 million at March 31, 2002. The decrease was primarily due to loan prepayments that exceeded new loan funding during the quarter. Historically, the Company has experienced slower loan demand in the first quarter. At March 31, 2002 and December 31, 2001, the ratio of total loans to total deposits was 76.7%. At the same dates, total loans represented 64.7% and 66.4% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of March 31, 2002		As of December 31, 2001

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Commercial and industrial	$313,203	63.12%	$312,899	62.67%
Real estate mortgage:
Residential	7,301	1.47	7,833	1.57
Commercial	128,944	25.99	131,022	26.24
Real estate construction:
Residential	7,546	1.52	5,962	1.19
Commercial	26,870	5.42	30,215	6.05
Consumer and other	12,305	2.48	11,364	2.28

Gross loans	496,169	100.00%	499,295	100.00%

Less: unearned discounts, interest and deferred fees	(6,195)		(6,150)

Total loans	489,974		493,145
Less: allowance for loan losses	(8,592)		(8,903)

Loans, net	$481,382		$484,242

     Nonperforming Assets. Net nonperforming assets at March 31, 2002 were $10.4 million, an increase of $6.7 million from net nonperforming assets of $3.7 million at December 31, 2001. The $6.7 million increase in net nonperforming assets was primarily due to an increase of $9.0 million in nonaccrual loans partially offset by a $525,000 decrease in accruing loans 90 days or more past due, a $231,000 decrease in other real estate and other repossessed assets, and an increase in the government guaranteed portions on loans of $1.5 million. The ratios for net nonperforming assets to total loans and other real estate were 2.13% and 0.76% at March 31, 2002 and December 31, 2001, respectively. The ratios for net nonperforming assets to total assets were 1.38% and 0.50% for the same periods, respectively. These figures are net of the loan portions guaranteed from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $3.3 million at March 31, 2002 compared to $1.8 million at December 31, 2001.

     During the quarter ended March 31, 2002, the Company continued its efforts that commenced in the fourth quarter 2001 to systematically review the quality of its loan portfolio. As a result, the Company placed approximately $9.8 million in loans (with a weighted average interest rate of 8.18%) on nonaccrual status. This proactive identification process is an integral part of an overall effort to improve credit quality, and to facilitate this process, loan review and problem resolution staff were added during the first quarter 2002. The largest credit placed on nonaccrual status during the quarter ended March 31, 2002 was a $3.6 million participation in a $5.3 million hotel loan. While further deterioration in the loan portfolio is possible, management will continue its risk assessment program as it also turns its attention to diversifying its credit risk through new business development.

     Prior to 2001, the Company was actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of these programs, the Company is required to repurchase any loans which may become nonperforming. As a result of this requirement, the Company’s nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company claims on the guarantee.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	March 31, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$12,720	$3,758
Accruing loans 90 days or more past due	258	783
Other real estate	794	969
Other assets repossessed	—	56

Total nonperforming assets	13,772	5,566
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(3,333)	(1,833)

Total net nonperforming assets	$10,439	$3,733

Total nonperforming assets to total assets	1.82%	0.75%
Total nonperforming assets to total loans and other real estate	2.81%	1.13%
Net nonperforming assets to total assets (1)	1.38%	0.50%
Net nonperforming assets to total loans and other real estate (1)	2.13%	0.76%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Allowance for Loan Losses. For the three months ended March 31, 2002, net loan charge-offs were $911,000 or 0.19% of average total loans outstanding. The Company seeks recovery of charge-offs through all available channels. The Company continues working to further strengthen its credit administration systems, policies, and loan review procedures. At both March 31, 2002 and December 31, 2001, the allowance for loan losses aggregated $8.6 million and $8.9 million, respectively, or 1.75% and 1.81% of average total loans, respectively.

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	three months ended	year ended
	March 31, 2002	December 31, 2001

	(Dollars in thousands)
Average year-to-date total loans outstanding	$489,801	$474,986

Total loans outstanding at end of period	$489,974	$493,145

Allowance for loan losses at beginning of period	$8,903	$9,271
Provision for loan losses	600	3,799
Charge-offs:
Commercial and industrial	(934)	(4,075)
Real estate — mortgage	(19)	—
Real estate — construction	—	—
Consumer and other	(49)	(201)

Total charge-offs	(1,002)	(4,276)

Recoveries:
Commercial and industrial	64	54
Real estate — mortgage	—	11
Real estate — construction	—	—
Consumer and other	27	44

Total recoveries	91	109

Net loan charge-offs	(911)	(4,167)

Allowance for loan losses at end of period	$8,592	$8,903

Ratio of allowance to end of period total loans	1.75%	1.81%
Ratio of net loan charge-offs to average total loans	0.19%	0.88%
Ratio of allowance to end of period total nonperforming loans	66.20%	196.06%
Ratio of allowance to end of period net nonperforming loans	89.08%	328.77%

     Securities. At March 31, 2002, the securities portfolio totaled $201.3 million, reflecting an increase of $28.2 million or 16.3% from $173.1 million at December 31, 2001. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, during the three months ended March 31, 2002, approximately $17.6 million in short-term borrowings, obtained from the FHLB, was utilized to purchase approximately the same amount of mortgage-backed securities in order to increase earning asset volumes.

     Deposits. At March 31, 2002, total deposits were $638.5 million, down $4.3 million or 0.07% from $642.8 million at December 31, 2001. Noninterest-bearing demand deposits at March 31, 2002 decreased by $3.1 million or 2.5% to $124.2 million from $127.3 million at December 31, 2001. The Company’s ratios of noninterest-bearing demand deposits to total deposits at March 31, 2002 and December 31, 2001 were 19.4% and 19.8%, respectively. Interest-bearing deposits at March 31, 2002 decreased slightly by $1.1 million or 0.2% to $514.4 million from $515.5 million at December 31, 2001.

     Other Borrowings. Other borrowings at March 31, 2002 were $42.8 million, compared to $25.2 million at March 31, 2001, an increase of $17.6 million that was primarily the result of short-term advances obtained from the FHLB to fund securities investments. The Company has two ten-year loans totaling $25.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. The Company has an additional unused, unsecured line of credit with the FHLB totaling $118.5 million at March 31, 2002. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at March 31, 2002 and at December 31, 2001, respectively.

     Capital Resources. Shareholders’ equity at March 31, 2002 increased by $1.3 million or 1.9% to $66.5 million from $65.2 million at December 31, 2001. The increase for the three months ended March 31, 2002 was primarily due to net income of $2.1 million that was partially offset by a dividend payment of $420,000, a decrease in other comprehensive income and the unrealized gains on investment securities of $360,000, and a net change in treasury stock of $45,000 that was the result of dividend reinvestments and treasury stock repurchases. During the first quarter 2002, the Company announced a plan to repurchase up to 350,000 shares of its common stock on the open market or in privately negotiated block transactions. As of March 31, 2002, the Company had repurchased 14,476 shares.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2002 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	March 31, 2002

The Company
Leverage ratio	4.00	%(1)	N/A	8.99%
Tier 1 risk-based capital ratio	4.00		N/A	12.64
Risk-based capital ratio	8.00		N/A	13.89

The Bank
Leverage ratio	4.00	%(2)	5.00%	8.59%
Tier 1 risk-based capital ratio	4.00		6.00	12.08
Risk-based capital ratio	8.00		10.00	13.33

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes in the market risk information previously disclosed in the Company’s Form 10-K for the year ended December 31, 2001. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6A.	Exhibits

Exhibit		Identification
Number		of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 5 of this Form 10-Q.

Item 6B. Reports On Form 8-K

(1)	The Company filed a current report on Form 8-K on January 11, 2002 announcing the Company’s projected earnings for the 2001 fiscal year.

(2)	The Company filed a current report on Form 8-K on January 25, 2002 announcing the Company’s earnings for the 2001 fiscal year.

(3)	The Company filed a current report on Form 8-K on January 31, 2002 announcing the Company’s approval of a stock repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date:	May 10, 2002	By:	/s/ Allen D. Brown Allen D. Brown President (principal executive officer)

Date:	May 10, 2002	By:	/s/ David D. Rinehart David D. Rinehart Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)