Form 10-Q
period 2002-06-30
METROCORP BANCSHARES INC
filed 2002-08-13
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Bellaire Boulevard, Suite 252
Houston, Texas 77036
(Address of principal executive offices including zip code)

(713) 776-3876
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐.

     As of August 12, 2002, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,028,412.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,148	$34,428
Federal funds sold and other temporary investments	21,726	23,678

Total cash and cash equivalents	49,874	58,106
Investment securities available-for-sale, at fair value	217,089	173,087
Other investments	3,855	3,143
Loans, net	495,278	484,242
Premises and equipment, net	5,320	5,623
Accrued interest receivable	3,444	3,602
Deferred income taxes	4,667	5,471
Due from customers on acceptances	4,039	4,605
Other real estate and repossessed assets, net	921	1,025
Other assets	1,793	3,270

Total assets	$786,280	$742,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$132,326	$127,299
Interest-bearing	513,423	515,452

Total deposits	645,749	642,751
Other borrowings	60,349	25,195
Accrued interest payable	700	863
Acceptances outstanding	4,039	4,605
Other liabilities	4,911	3,531

Total liabilities	715,748	676,945
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,187,423 shares are issued and 7,021,592 shares and 7,017,823 shares are outstanding at June 30, 2002 and December 31, 2001, respectively	7,187	7,187
Additional paid-in-capital	26,209	26,144
Retained earnings	36,273	32,834
Accumulated other comprehensive income	2,191	376
Treasury stock, at cost	(1,328)	(1,312)

Total shareholders’ equity	70,532	65,229

Total liabilities and shareholders’ equity	$786,280	$742,174

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Interest income:
Loans	$9,592	$11,207	$18,853	$23,226
Investment securities:
Taxable	2,360	2,120	4,358	4,228
Tax-exempt	304	291	614	560
Federal funds sold and other temporary investments	98	578	216	1,245

Total interest income	12,354	14,196	24,041	29,259

Interest expense:
Time deposits	2,581	5,151	5,541	10,811
Demand and savings deposits	580	951	1,181	2,129
Other borrowings	435	315	765	627

Total interest expense	3,596	6,417	7,487	13,567

Net interest income	8,758	7,779	16,554	15,692
Provision for loan losses	970	356	1,570	783

Net interest income after provision for loan losses	7,788	7,423	14,984	14,909

Noninterest income:
Service charges	1,740	1,620	3,397	3,142
Other loan-related fees	326	363	912	563
Letters of credit commissions and fees	153	184	279	349
Gain on sale of investment securities, net	32	106	34	176
Other noninterest income	46	66	151	212

Total noninterest income	2,297	2,339	4,773	4,442

Noninterest expense:
Employee compensation and benefits	3,857	3,504	7,427	6,823
Occupancy	1,241	1,321	2,476	2,687
Other real estate, net	155	(10)	418	(3)
Professional fees	226	368	399	764
Advertising	77	104	167	218
Other noninterest expense	1,336	1,333	2,628	2,570

Total noninterest expense	6,892	6,620	13,515	13,059

Income before provision for income taxes	3,193	3,142	6,242	6,292
Provision for income taxes	1,003	1,019	1,961	2,088

Net income	$2,190	$2,123	$4,281	$4,204

Earnings per common share:
Basic	$0.31	$0.30	$0.61	$0.60
Diluted	$0.30	$0.30	$0.60	$0.60
Weighted average shares outstanding:
Basic	7,020	6,990	7,020	6,986
Diluted	7,140	7,001	7,140	7,014

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Net income	$2,190	$2,123	$4,281	$4,204
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net of tax:
Unrealized holding gain (loss) arising during period	2,179	(497)	1,815	607

Total comprehensive income	$4,369	$1,626	$6,096	$4,811

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total

Balance at January 1, 2001	6,979	$7,180	$26,033	$26,936	$121	$(1,569)	$58,701
Issuance of common stock	2	2	35	—	—	—	37
Re-issuance of common stock	—	—	—	—	—	88	88
Other comprehensive income	—	—	—	—	607	—	607
Net income	—	—	—	4,204	—	—	4,204
Dividend payment	—	—	—	(838)	—	—	(838)

Balance at June 30, 2001	6,981	$7,182	$26,068	$30,302	$728	$(1,481)	$62,799

Balance at January 1, 2002	7,017	$7,187	$26,144	$32,834	$376	$(1,312)	$65,229
Repurchase of common stock	(14)	—	—	—	—	(162)	(162)
Sale of treasury stock	18	—	65	—	—	146	211
Other comprehensive income	—	—	—	—	1,815	—	1,815
Net income	—	—	—	4,281	—	—	4,281
Dividend payment	—	—	—	(842)	—	—	(842)

Balance at June 30, 2002	7,021	$7,187	$26,209	$36,273	$2,191	$(1,328)	$70,532

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six Months
	Ended June 30,

	2002	2001

Cash flow from operating activities:
Net income	$4,281	$4,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	709	881
Provision for loan losses	1,570	783
Gain on securities sales	(32)	(176)
Loss on sale of other real estate	390	—
Gain on sale of premises and equipment	(5)	—
Deferred loan fees	201	117
Deferred income taxes	(96)	(159)
Changes in:
Accrued interest receivable	158	599
Accrued interest payable	(163)	(780)
Income taxes payable	(2)	(360)
Other liabilities	1,382	(14,761)
Other assets	1,477	147

Net cash provided by (used in) operating activities	9,870	(9,505)

Cash flows from investing activities:
Purchases of securities available-for-sale	(83,220)	(38,264)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	41,253	30,389
Net change in loans	(13,477)	12,689
Proceeds from sale of other real estate	384	6
Proceeds from sale of premises and equipment	5	—
Purchases of premises and equipment	(406)	(276)

Net cash (used in) provided by investing activities	(55,461)	4,544

Cash flows from financing activities:
Net change in:
Deposits	2,998	4,404
Other borrowings	35,154	548
Proceeds from issuance of common stock	—	37
Treasury stock purchased, net	49	88
Dividends paid	(842)	(837)

Net cash provided by financing activities	37,359	4,240

Net decrease in cash and cash equivalents	(8,232)	(721)
Cash and cash equivalents at beginning of period	58,106	92,226

Cash and cash equivalents at end of period	$49,874	$91,505

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2002, the Company’s consolidated results of operations for the three and six months ended June 30, 2002 and 2001, consolidated cash flows for the six months ended June 30, 2002 and 2001, consolidated comprehensive income for the three and six months ended June 30, 2002 and 2001,and consolidated changes in shareholders’ equity for the six months ended June 30, 2002 and 2001. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

     These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2. EARNINGS PER COMMON SHARE

     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net income available to common shareholders	$2,190	$2,123	$4,281	$4,204

Weighted-average common shares outstanding:
Basic	7,020	6,990	7,020	6,986
Diluted	7,140	7,001	7,140	7,014
Earnings per common share:
Basic	$0.31	$0.30	$0.61	$0.60
Diluted	$0.30	$0.30	$0.60	$0.60

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

     Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

•	Changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	Changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	Changes in local economic and business conditions which adversely affect the ability of the Company’s customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Increased competition for deposits and loans adversely affecting rates and terms;

•	The Company’s ability to identify suitable acquisition candidates;

•	The timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	Increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	The failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	The Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

•	Changes in statutes and government regulations or their interpretations applicable to bank holding companies and our present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

     The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, unless the securities laws require the Company to do so. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Overview

     Net income for the three months ended June 30, 2002 was $2.2 million, up $67,000 or 3.2% from the same quarter in 2001. The Company’s basic and diluted earnings per share ("EPS") for the three months ended June 30, 2002 was $0.31 and $0.30, respectively, compared to $0.30 for the same quarter in 2001.

     Net income for the six months ended June 30, 2002 was $4.3 million, up $77,000 or 1.8% from the same period in 2001. The Company’s basic and diluted EPS for the six months ended June 30, 2002 was $0.61 and $0.60, respectively, compared to $0.60 for the same period in 2001.

     At June 30, 2002, total assets were $786.3 million, up $44.1 million or 5.9% from $742.2 million at December 31, 2001. This was primarily due to increased investment securities funded by cash and other borrowings as part of the Company’s strategy to maintain earning asset growth during the period. Investment securities at June 30, 2002 were $217.1 million, up $44.0 million or 25.4% from $173.1 million at December 31, 2001. Net loans at June 30, 2002 were $495.3 million, up $11.0 million or 2.3% from $484.2 at December 31, 2001. Total deposits at June 30, 2002 were $645.7 million, up $3.0 million or 0.5% from $642.8 million at December 31, 2001. Other borrowings at June 30, 2002 were $60.3 million, up $35.1 million from $25.2 million at December 31, 2001.

     The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2002 and 2001 was 1.14% and 1.18%, respectively. The decrease in ROAA for the three months ended June 30, 2002 compared to the same period in 2001 was primarily the result of relatively flat earnings over increased assets in 2002.

     Shareholders’ equity at June 30, 2002 was $70.5 million compared with $65.2 million at December 31, 2001, an increase of $5.3 million or 5.9%, primarily the result of year to date 2002 net earnings and an increase in other comprehensive income (unrealized gains in the market value of investment securities). The return on average shareholders’ equity (“ROAE”) for the three months ended June 30, 2002 was 12.82% compared with 13.73% for the same period in 2001. The decrease in ROAE was primarily the result of relatively flat earnings over increased equity in 2002.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended June 30, 2002, net interest income, before the provision for loan losses, was $8.8 million, up $1.0 million or 12.6% from $7.8 million for the same quarter in 2001. The net interest margin for the quarter ended June 30, 2002 was 4.82%, up 18 basis points from 4.64% for the same quarter in 2001. The increases in net interest income and the net interest margin for the quarter ended June 30, 2002 compared to the same quarter in 2001 were primarily due to the lower interest rates in 2002 resulting in significantly lower interest expense on interest-bearing liabilities.

     For the six months ended June 30, 2002, net interest income, before the provision for loan losses, was $16.6 million, up $900,000 or 5.5% from $15.7 million for the same period in 2001. The net interest margin for the six months ended June 30, 2002 was 4.69% compared to 4.70% for the same period in 2001. The net interest margin remained relatively unchanged during this period primarily due to a decrease in the yield on interest-earning assets combined with a $38.4 million increase in earning assets, partially offset by a decrease in the rate paid on interest-bearing liabilities.

     Total Interest Income. Total interest income for the three months ended June 30, 2002 was $12.4 million, down $1.8 million or 13.0% from $14.2 million for the same quarter in 2001. The decrease was primarily due to lower interest rates in 2002 compared to 2001. The loan portfolio is heavily weighted toward variable rate loans that reprice as the market “prime” rate moves, and therefore, is sensitive to interest rate movement. At June 30, 2002, $407.1 million or 79.7% of the total loan portfolio was comprised of variable rate loans.

     Total interest income for the six months ended June 30, 2002 was $24.0 million, down $5.3 million or 17.8% from $29.3 million for the same period in 2001. The decrease was primarily due to lower overall interest rate yield on the loan portfolio in 2002 compared to 2001.

     Interest Income from Loans. Interest income from loans for the three months ended June 30, 2002 was $9.6 million, down $1.6 million or 14.4% from $11.2 million for the same period in 2001. For the three months ended June 30, 2002, the average yield on loans was 7.74%, compared to 9.57% for the same period in 2001. The average yield on loans for the three months ended June 30, 2002 of 7.74%, which was 299 basis points above the prime rate, was supported by interest rate floors on approximately 55.7% of the loan portfolio that carried a weighted average yield of 7.18% at June 30, 2002.

     Interest income from loans for the six months ended June 30, 2002 was $18.9 million, down $4.4 million or 18.8% from $23.2 million for the same period in 2001. For the six months ended June 30, 2002, the average yield on loans was 7.71%, compared to 9.91% for the same period in 2001. The lower interest income from loans in 2002, compared to 2001, was primarily the result of significantly lower market interest rates in 2002. Additional factors included an increase in nonaccrual loans (primarily in the first quarter of 2002), refinancing of existing loans, and lower interest rates on new loan production.

     Interest Income from Investments. Interest income from investments for the three months ended June 30, 2002 was $2.8 million, down $200,000 or 7.6% compared to $3.0 million for the same period in 2001, primarily due to lower interest rates in 2002. For the three months ended June 30, 2002, the average yield on investments (securities, Federal Funds sold and other temporary investments) was 4.78% compared to 5.89% for the same period in 2001.

     Interest income from investments for the six months ended June 30, 2002 was $5.2 million, down $800,000 or 14.0% compared to $6.0 million for the same period in 2001, primarily due to lower interest rates in 2002. For the six months ended June 30, 2002, the average yield on investments was 4.79% compared to 6.06% for the same period in 2001.

     Earning Assets. For the three months ended June 30, 2002, total earning assets averaged $728.6 million with an average yield of 6.80%, compared to $673.4 million with an average yield of 8.46% for the same period in 2001. This represented an increase in average earning assets of $55.2 million for the three months ended June 30, 2002 compared with the same period in 2001, and a decrease in average yield of 166 basis points.

     For the six months ended June 30, 2002, total earning assets averaged $711.6 million with and average yield of 6.81%, compared to $673.2 million with an average yield of 8.76% for the same period in 2001. This represented an increase in average earning assets of $38.4 million for the six months ended June 30, 2002 compared with the same period in 2001, and a decrease in average yield of 195 basis points.

     Total Interest Expense. Total interest expense for the three months ended June 30, 2002 was $3.6 million, down $2.8 million or 44.0% compared to $6.4 million for the same period in 2001. The decrease in total interest expense for the three months ended June 30, 2002 compared to the same period in 2001 was primarily the result of lower market interest rates in 2002 that contributed to lower rates paid for interest-bearing deposits.

     Total interest expense for the six months ended June 30, 2002 was $7.5 million, down $6.1 million or 44.8% compared to $13.6 million for the same period in 2001. The decrease in total interest expense for the six months ended June 30, 2002 compared to the same period in 2001 was primarily the result of lower interest rates paid for interest-bearing deposits, lower volume of certificates of deposit, and certificates of deposit with shorter terms and at lower rates. The certificate of deposit portfolio repricing cycles from higher interest rates in 2001 caught up with the lower interest rates in 2002 primarily during the first quarter of 2002. Many of these deposits either renewed at the lower 2002 rates with terms of six-months to one-year or converted to transaction-based non-maturing accounts that reprice monthly.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended June 30, 2002 was $3.2 million, down $2.9 million or 48.2% compared to $6.1 million for the same period in 2001. This was primarily due to decreases in the rates paid for interest-bearing deposits. Average interest-bearing deposits for the three months ended June 30, 2002 were $510.9 million compared with average interest-bearing deposits for the same period in 2001 of $519.0 million, a decrease of $8.1 million or 1.6%. The average rate paid on interest-bearing deposits for the three months ended June 30, 2002 was 2.48% compared with the average rate for the same three months in 2001 at 4.71%, a decrease of 223 basis points.

     Interest paid on interest-bearing deposits for the six months ended June 30, 2002 was $6.7 million, down $6.2 million or 48.1% compared to $12.9 million for the same period in 2001. This was primarily due to decreases in the rates paid for interest-bearing deposits. Average interest-bearing deposits for the six months ended June 30, 2002 were $510.7 million compared with average interest-bearing deposits for the same period in 2001 of $519.2 million, a decrease of $8.5 million or 1.6%. The average rate paid on interest-bearing deposits for the six months ended June 30, 2002 was 2.66% compared with the average rate for the same six months in 2001 at 5.03%, a decrease of 237 basis points.

     Interest Expense on Borrowed Funds. Interest paid on borrowed funds for the three months ended June 30, 2002 was $435,000 compared to $315,000 for the same period in 2001, an increase of $120,000 or 38.1%. Average borrowed funds for the three months ended June 30, 2002 were $49.5 million compared with average borrowed funds for the same period in 2001 of $25.5 million, an increase of $24.0 million or 94.1%. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank of Dallas (“FHLB”) to fund securities investments. The average rate paid on borrowed funds for the three months ended June 30, 2002 was 3.52%, compared to the same three months in 2001 at 4.96%, a decrease of 144 basis points.

     Interest paid on borrowed funds for the six months ended June 30, 2002 was $765,000 compared to $627,000 for the same period in 2001, an increase of $138,000 or 22.0%. Average borrowed funds for the six months ended June 30, 2002 were $39.4 million compared with average borrowed funds for the same period in 2001 of $25.6 million, an increase of $13.8 million or 53.9%. The average rate paid on borrowed funds for the six months ended June 30, 2002 was 3.92%, compared to the same six months in 2001 at 4.93%, a decrease of 101 basis points.

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

	For The Three Months Ended June 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$496,971	$9,592	7.74%	$469,795	$11,207	9.57%
Taxable securities	187,645	2,360	5.04	127,198	2,120	6.69
Tax-exempt securities	24,446	304	4.99	23,419	291	4.98
Federal funds sold and other temporary investments	19,571	98	2.01	53,008	578	4.38

Total interest-earning assets	728,633	12,354	6.80%	673,420	14,196	8.46%
Less allowance for loan losses	(8,848)			(9,287)

Total interest-earning assets, net of allowance for loan losses	719,785			664,133
Noninterest-earning assets	50,903			57,715

Total assets	$770,688			$721,848

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$70,271	216	1.23%	$52,164	324	2.49%
Saving and money market accounts	111,519	364	1.31	101,281	627	2.48
Time deposits	329,074	2,581	3.15	365,524	5,151	5.65
Federal funds purchased and other repurchase agreements	23,993	120	2.01	—	—	—
Other borrowings	25,505	315	4.95	25,473	315	4.96

Total interest-bearing liabilities	560,362	3,596	2.57%	544,442	6,417	4.73%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	132,524			103,496
Other liabilities	9,264			11,736

Total liabilities	702,150			659,674
Shareholders’ equity	68,538			62,174

Total liabilities and shareholders’ equity	$770,688			$721,848

Net interest income		$8,758			$7,779

Net interest spread			4.23%			3.73%
Net interest margin			4.82%			4.64%

(1)	Annualized.

	For The Six Months Ended June 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$493,406	$18,853	7.71%	$472,479	$23,226	9.91%
Taxable securities	171,682	4,358	5.12	126,183	4,228	6.76
Tax-exempt securities	24,687	614	5.02	22,153	560	5.10
Federal funds sold and other temporary investments	21,874	216	1.99	52,416	1,245	4.79

Total interest-earning assets	711,649	24,041	6.81%	673,231	29,259	8.76%
Less allowance for loan losses	(8,902)			(9,279)

Total interest-earning assets, net of allowance for loan losses	702,747			663,952
Noninterest-earning assets	52,298			56,572

Total assets	$755,045			$720,524

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,554	443	1.30%	$50,804	692	2.75%
Saving and money market accounts	111,476	738	1.34	98,680	1,437	2.94
Time deposits	330,717	5,541	3.38	369,728	10,811	5.90
Federal funds purchased and other repurchase agreements	13,868	138	2.01	—	—	—
Other borrowings	25,532	627	4.95	25,647	627	4.93

Total interest-bearing liabilities	550,147	7,487	2.74%	544,859	13,567	5.02%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	128,202			103,103
Other liabilities	8,869			11,277

Total liabilities	687,218			659,239
Shareholders’ equity	67,827			61,285

Total liabilities and shareholders’ equity	$755,045			$720,524

Net interest income		$16,554			$15,692

Net interest spread			4.07%			3.74%
Net interest margin			4.69%			4.70%

(1)	Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Three Months Ended June 30,
	2002 vs. 2001

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST- EARNING ASSETS:
Loans	$648	$(2,263)	$(1,615)
Securities	1,118	(865)	253
Federal funds sold and other temporary investments	(364)	(116)	(480)

Total increase (decrease) in interest income	1,402	(3,244)	(1,842)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	112	(220)	(108)
Saving and money market accounts	64	(327)	(263)
Time deposits	(226)	(2,344)	(2,570)
Federal funds purchased and other repurchase agreements	70	50	120
Other borrowings	—	—	—

Total (decrease) in interest expense	20	(2,841)	(2,821)

Increase (decrease) in net interest income	$1,382	$(403)	$979

	Six Months Ended June 30,
	2002 vs. 2001

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST- EARNING ASSETS:
Loans	$1,029	$(5,402)	$(4,373)
Securities	1,859	(1,675)	184
Federal funds sold and other temporary investments	(725)	(304)	(1,029)

Total increase (decrease) in interest income	2,163	(7,381)	(5,218)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	242	(491)	(249)
Saving and money market accounts	186	(885)	(699)
Time deposits	(454)	(4,816)	(5,270)
Federal funds purchased and other repurchase agreements	80	58	138
Other borrowings	(3)	3	—

Total (decrease) in interest expense	51	(6,131)	(6,080)

Increase (decrease) in net interest income	$2,112	$(1,250)	$862

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2002 was $970,000, up $614,000 compared with $356,000 for the same quarter in 2001. The provision for loan losses for the six months ended June 30, 2002 was $1.6 million, up $787,000 compared with $783,000 for the same period in 2001. This was the result of continued asset quality assessment coupled with a newly established loan grading system. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at June 30, 2002 and December 31, 2001 was 1.80% and 1.81%, respectively.

     Noninterest Income. Total noninterest income for the three months ended June 30, 2002 was $2.3 million, relatively unchanged compared to the same quarter in 2001. For the three months ended June 30, 2002, service charges on deposit accounts were $1.7 million and represented 75.8% of total noninterest income, compared to $1.6 million for the same period in 2001 when service charges on deposit accounts represented 69.3% of total noninterest income. This was primarily the result of increased transaction accounts. For the three months ended June 30, 2002, all other noninterest income was $557,000, down $162,000 from $719,000 for the same quarter in 2001, primarily due to lower volume of letters of credit and a lower net gain on sale of investment securities.

     Total noninterest income for the six months ended June 30, 2002 was $4.8 million, up $331,000 or 7.5% from $4.4 million for the same period in 2001. The increase was primarily linked to increased transaction accounts that have provided additional service charge and NSF fee income as a result of continued relationship banking initiatives. Additionally, management has discouraged the waiving of loan late fees, NSF fees, and other service-related fees in order to maximize noninterest income potential.

     The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Service charges	$1,740	$1,620	$3,397	$3,142
Other loan-related fees	326	363	912	563
Letters of credit commissions and fees	153	184	279	349
Gain on sale of investment securities, net	32	106	34	176
Other noninterest income	46	66	151	212

Total noninterest income	$2,297	$2,339	$4,773	$4,442

     Noninterest Expense. Total noninterest expense for the three months ended June 30, 2002 was $6.9 million, up $272,000 or 4.1% compared to $6.6 million for the same quarter in 2001. Total noninterest expense for the six months ended June 30, 2002 was $13.5 million, up $456,000 or 3.5% compared to $13.1 million for the same period in 2001. The increased noninterest expense in both periods was primarily due to higher employee compensation and benefits as a result of increases in officer-level and exempt staff in addition to normal annual salary increases which became effective in May 2002. All other non-staff expense for the three months ended June 30, 2002 was $3.0 million, down $81,000 or 2.6% from $3.1 million for the same quarter in 2001. All non-staff expense for the six months ended June 30, 2002 was $6.1 million, down $148,000 or 2.4% from $6.2 million for the same period in 2001. The decreases in all other operating expense for both periods were primarily in the categories of occupancy, professional fees, and advertising that were partially offset by losses incurred in other real estate. The losses incurred in other real estate were related to liscensing issues on one property that significantly reduced the market value of the property.

     Employee compensation and benefits expense for the three months ended June 30, 2002 was $3.9 million, up $353,000 or 10.1% from $3.5 million for the same quarter in 2001. Employee compensation and benefits expense for the six months ended June 30, 2002 was $7.4 million, up $604,000 or 8.9% from $6.8 million for the same period in 2001. This included a 20% increase in the cost of medical and dental health benefits. The full-time equivalent (“FTE”) employees at June 30, 2002 were 294.2 compared with FTE of 291.6 at June 30, 2001, an overall increase of 2.6 FTE.

     The Company’s efficiency ratio for the three months ended June 30, 2002 was 62.34%, improved from 65.43% for the same quarter in 2001. The Company’s efficiency ratio for the six months ended June 30, 2002 was 63.37%, improved from 64.86% for the same period in 2001. The efficiency ratio improvement in both periods was primarily due to higher net interest income (as a result of significantly lower interest expense) and higher noninterest income that was partially offset by higher noninterest expense.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Employee compensation and benefits	$3,857	$3,504	$7,427	$6,823
Non-staff expenses:
Occupancy	1,241	1,321	2,476	2,687
Other real estate, net	155	(10)	418	(3)
Professional fees	226	368	399	764
Advertising	77	104	167	218
Printing and supplies	131	144	275	251
Telecommunications	138	142	292	313
Other noninterest expense	1,067	1,047	2,061	2,006

Total non-staff expenses	3,035	3,116	6,088	6,236

Total noninterest expenses	$6,892	$6,620	$13,515	$13,059

Financial Condition

     Loan Portfolio. Net loans at June 30, 2002 were $495.3 million, up $11.1 million or 2.3% from $484.2 million at December 31, 2001. The increase was primarily due to new loan funding that exceeded loan prepayments and scheduled repayments. The majority of the loan growth during the six months ended June 30, 2002, was in the commercial real estate mortgage category which grew $9.0 million. Commercial and industrial loans grew $3.0 million during the same period. Historically, the Company has experienced slower loan demand in the first and second quarters with loan demand increasing in the latter half of the year. At June 30, 2002 and December 31, 2001, the ratio of total loans to total deposits was 78.10% and 76.72%, respectively. At the same dates, total loans represented 64.1% and 66.4% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of June 30, 2002		As of December 31, 2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$315,874	61.85%	$312,899	62.67%
Real estate mortgage:
Residential	7,427	1.45	7,833	1.57
Commercial	140,068	27.43	131,022	26.24
Real estate construction:
Residential	8,708	1.71	5,962	1.19
Commercial	27,307	5.35	30,215	6.05
Consumer and other	11,311	2.21	11,364	2.28

Gross loans	510,695	100.00%	499,295	100.00%

Less: unearned discounts, interest and deferred fees	(6,337)		(6,150)

Total loans	504,358		493,145
Less: allowance for loan losses	(9,080)		(8,903)

Loans, net	$495,278		$484,242

     Nonperforming Assets. Net nonperforming assets at June 30, 2002 were $10.7 million, an increase of $7.0 million from net nonperforming assets of $3.7 million at December 31, 2001. The $7.0 million increase in net nonperforming assets was primarily due to an increase of $8.0 million in nonaccrual loans, an increase of $397,000 in loans accruing 90 days or more past due, that was partially offset by a $104,000 decrease in other real estate and other repossessed assets, and an increase in the government guaranteed portions on loans of $1.3 million. The increase in nonperforming assets primarily occurred during the first quarter of 2002 with approximately $8.0 million added to nonaccrual loans as part of an identification process that represented an integral part of an overall effort to improve credit quality. Facilitating this process, loan review and problem resolution staff were added during the first and second quarters of 2002. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development avenues.

     The ratios for net nonperforming assets to total loans and other real estate were 2.12% and 0.76% at June 30, 2002 and December 31, 2001, respectively. The ratios for net nonperforming assets to total assets were 1.36% and 0.50% for the same periods, respectively. These figures are net of the loan portions guaranteed from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $3.2 million at June 30, 2002 compared to $1.8 million at December 31, 2001.

     Prior to 2001, the Company was actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company is required to repurchase any loans which may become nonperforming. As a result of this requirement, the Company’s nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$11,780	$3,758
Accruing loans 90 days or more past due	1,180	783
Other real estate	921	969
Other assets repossessed	—	56

Total nonperforming assets	13,881	5,566
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(3,154)	(1,833)

Total net nonperforming assets	$10,727	$3,733

Total nonperforming assets to total assets	1.77%	0.75%
Total nonperforming assets to total loans and other real estate	2.75%	1.13%
Net nonperforming assets to total assets (1)	1.36%	0.50%
Net nonperforming assets to total loans and other real estate (1)	2.12%	0.76%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

      Allowance for Loan Losses. At both June 30, 2002 and December 31, 2001, the allowance for loan losses aggregated $9.1 million and $8.9 million, respectively, or 1.80% and 1.81% of average total loans, respectively. For the six months ended June 30, 2002, net loan charge-offs were $1.4 million or 0.28% of average total loans outstanding. The Company seeks recovery of charge-offs through all available channels. The Company continues working to further strengthen its credit administration systems, policies, and loan review procedures.

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	six months ended	year ended
	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Average year-to-date total loans outstanding	$493,406	$474,986

Total loans outstanding at end of period	$504,358	$493,145

Allowance for loan losses at beginning of period	$8,903	$9,271
Provision for loan losses	1,570	3,799
Charge-offs:
Commercial and industrial	(1,468)	(4,075)
Real estate — mortgage	(21)	—
Real estate — construction	—	—
Consumer and other	(89)	(201)

Total charge-offs	(1,578)	(4,276)

Recoveries:
Commercial and industrial	151	54
Real estate — mortgage	2	11
Real estate — construction	—	—
Consumer and other	32	44

Total recoveries	185	109

Net loan charge-offs	(1,393)	(4,167)

Allowance for loan losses at end of period	$9,080	$8,903

Ratio of allowance to end of period total loans	1.80%	1.81%
Ratio of net loan charge-offs to average total loans	0.28%	0.88%
Ratio of allowance to end of period total nonperforming loans	70.06%	196.06%
Ratio of allowance to end of period net nonperforming loans	92.60%	328.77%

     Securities. At June 30, 2002, the securities portfolio totaled $217.1 million, reflecting an increase of $44.0 million or 25.4% from $173.1 million at December 31, 2001. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, during the three and six months ended June 30, 2002, approximately $34.8 million in short-term borrowings, obtained from the FHLB, were utilized to purchase approximately the same amount of mortgage-backed securities in order to increase earning assets.

     Deposits. At June 30, 2002, total deposits were $645.7 million, up $2.9 million or 0.05% from $642.8 million at December 31, 2001. Noninterest-bearing demand deposits at June 30, 2002 increased by $5.0 million or 3.9% to $132.3 million from $127.3 million at December 31, 2001. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2002 and December 31, 2001 were 20.5% and 19.8%, respectively. Interest-bearing deposits at June 30, 2002 decreased by $2.1 million or 0.4% to $513.4 million from $515.5 million at December 31, 2001. Management believes, based on its historical experience, that its large time deposits continue to have core-type characteristics and anticipates that this source of funding will continue to sustain a substantial portion of the Company’s asset growth in the future.

     Other Borrowings. Other borrowings at June 30, 2002 were $60.3 million, compared to $25.2 million at June 30, 2001, an increase of $35.1 million that was primarily the result of short-term advances obtained from the FHLB to fund securities investments. The Company has two ten-year loans totaling $25.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. With its current level of collateral, the Company has the ability to borrow an additional $107.6 million from the FHLB. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at June 30, 2002 and at December 31, 2001, respectively.

     Capital Resources. Shareholders’ equity at June 30, 2002 was $70.5 million, up $5.3 million or 8.1% from $65.2 million at December 31, 2001. The increase for the six months ended June 30, 2002 was primarily due to net income of $4.3 million, and increase in other comprehensive income and the unrealized gains on investment securities of $1.8 million, that was partially offset by dividend payments of $842,000, and a net change in treasury stock of $16,000 that was the result of dividend reinvestments and treasury stock repurchases. During the first quarter 2002, the Company announced a plan to repurchase up to 350,000 shares of its common stock on the open market or in privately negotiated block transactions. As of June 30, 2002, the Company had repurchased 14,476 shares.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2002 to the minimum and well-capitalized regulatory standards:

	Minumum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	June 30, 2002

The Company
Leverage ratio	4.00	%(1)	N/A	9.05%
Tier 1 risk-based capital ratio	4.00		N/A	12.50
Risk-based capital ratio	8.00		N/A	13.75
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.65%
Tier 1 risk-based capital ratio	4.00		6.00	11.94
Risk-based capital ratio	8.00		10.00	13.19

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 24, 2002. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

1.	Allen D. Brown, Helen F. Chen, George M. Lee, and David Tai were elected at Class I directors to serve on the Board of Directors of the Company until the Company’s 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 5,370,415 shares were voted in favor of each Class I director and 659,844 shares were withheld from voting for each Class I director.

The other directors whose term of office as a director continued after the meeting include Don J. Wang, Tiong L. Ang, Tommy F. Chen, May P. Chu, Kuan-Chi (John) M. Lee, and Joe Ting.

2.	The shareholders approved a proposal to amend the Company’s 1998 Stock Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 200,000 shares to 700,000 shares. A total of 4,875,746 shares were voted in favor of the proposal, 238,374 shares were voted against the proposal and 916,139 shares abstained from voting on the proposal.

3.	The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2002. A total of 5,847,399 shares were voted in favor of the proposal, 182,260 shares were voted against the proposal and 600 shares abstained from voting on the proposal.

Item 5. Other Information

Not applicable

Item 6A. Exhibits

Exhibit		Identification
Number		of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q.

99.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6B. Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

(1)	The Company filed a current report on Form 8-K on May 3, 2002 announcing the Company’s earnings for the first quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

		By:	/s/ Allen D. Brown

Date:	August 13, 2002		Allen D. Brown President (principal executive officer)

Date:	August 13, 2002	By:	/s/ David D. Rinehart

David D. Rinehart Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit		Identification
Number		of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q.

99.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.