Form 10-Q
period 2002-09-30
METROCORP BANCSHARES INC
filed 2002-11-12
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

     As of October 31, 2002, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,032,382.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$30,866	$34,428
Federal funds sold and other temporary investments	19,787	23,678

Total cash and cash equivalents	50,653	58,106
Securities available-for-sale, at fair value	257,069	173,087
Other investments	4,356	3,143
Loans, net of allowance for loan losses of $9,709 and $8,903, respectively	508,054	484,242
Premises and equipment, net	5,431	5,623
Accrued interest receivable	3,394	3,602
Customers’ liability on acceptances	3,809	4,605
Foreclosed assets, net	596	1,025
Other assets	7,557	8,741

Total assets	$840,919	$742,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$140,905	$127,299
Interest-bearing	546,861	515,452

Total deposits	687,766	642,751
Other borrowings	68,581	25,195
Accrued interest payable	719	863
Acceptances outstanding	3,809	4,605
Other liabilities	6,845	3,531

Total liabilities	767,720	676,945
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,195,927 shares and 7,187,423 shares issued and 7,023,417 shares and 7,017,823 shares outstanding at September 30, 2002 and December 31, 2001, respectively	7,196	7,187
Additional paid-in-capital	26,311	26,144
Retained earnings	38,381	32,834
Accumulated other comprehensive income	2,745	376
Treasury stock, at cost	(1,434)	(1,312)

Total shareholders’ equity	73,199	65,229

Total liabilities and shareholders’ equity	$840,919	$742,174

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Interest income:
Loans	$9,375	$10,573	$28,228	$33,799
Securities:
Taxable	2,511	2,008	6,869	6,236
Tax-exempt	273	305	887	865
Federal funds sold and other investments	139	539	355	1,784

Total interest income	12,298	13,425	36,339	42,684

Interest expense:
Time deposits	2,523	4,408	8,064	15,219
Demand and savings deposits	565	822	1,746	2,951
Other borrowings	522	319	1,287	946

Total interest expense	3,610	5,549	11,097	19,116

Net interest income	8,688	7,876	25,242	23,568
Provision for loan losses	750	407	2,320	1,190

Net interest income after provision for loan losses	7,938	7,469	22,922	22,378

Noninterest income:
Service fees	1,685	1,595	5,082	4,737
Other loan-related fees	257	236	775	735
Letters of credit commissions and fees	176	149	455	498
Gain on sale of securities, net	—	13	34	189
Gain on sale of loans	126	—	209	—
Other noninterest income	196	119	658	395

Total noninterest income	2,440	2,112	7,213	6,554

Noninterest expense:
Salaries and employee benefits	3,934	3,240	11,361	10,063
Occupancy and equipment	1,320	1,265	3,796	3,952
Foreclosed assets, net	65	88	483	85
Data processing	20	15	69	53
Other noninterest expense	1,180	1,562	4,325	5,076

Total noninterest expense	6,519	6,170	20,034	19,229

Income before provision for income taxes	3,859	3,411	10,101	9,703
Provision for income taxes	1,329	1,103	3,290	3,191

Net income	$2,530	$2,308	$6,811	$6,512

Earnings per common share:
Basic	$0.36	$0.33	$0.97	$0.93
Diluted	$0.35	$0.33	$0.95	$0.93
Weighted average shares outstanding:
Basic	7,026	7,003	7,022	6,992
Diluted	7,147	7,081	7,142	7,037
Dividends per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$2,530	$2,308	$6,811	$6,512

Other comprehensive income, net of tax:
Unrealized gains on investment securities, net:
Unrealized holding gains arising during the period	532	1,509	2,391	2,110
Less: reclassification adjustment for gains included in net income	—	8	22	123

Other comprehensive income	532	1,501	2,369	1,987

Total comprehensive income	$3,062	$3,809	$9,180	$8,499

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total

Balance at January 1, 2002	7,017	$7,187	$26,144	$32,834	$376	$(1,312)	$65,229
Issuance of common stock	9	9	67	—	—	—	76
Repurchase of common stock	(30)	—	—	—	—	(339)	(339)
Re-issuance of treasury stock	27	—	100	—	—	217	317
Other comprehensive income	—	—	—	—	2,369	—	2,369
Net income	—	—	—	6,811	—	—	6,811
Dividends	—	—	—	(1,264)	—	—	(1,264)

Balance at September 30, 2002	7,023	$7,196	$26,311	$38,381	$2,745	$(1,434)	$73,199

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine Months
	Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$6,811	$6,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,068	1,265
Provision for loan losses	2,320	1,190
Gain on securities sales	(34)	(189)
Loss on sale of foreclosed assets	444	34
Gain on sale of premises and equipment	(5)	—
Amortization of deferred loan fees and discounts	328	382
Changes in:
Accrued interest receivable	208	811
Accrued interest payable	(144)	(840)
Income taxes payable	78	717
Other liabilities	3,235	(14,813)
Other assets	8	(195)

Net cash provided by (used in) operating activities	14,317	(5,126)

Cash flows from investing activities:
Purchases of securities available-for-sale	(139,620)	(71,499)
Proceeds from sales, maturities and principal paydowns of securities available for sale	58,004	53,800
Net change in loans	(27,130)	4,326
Proceeds from sale of foreclosed assets	655	587
Proceeds from sale of premises and equipment	5	—
Purchases of premises and equipment	(876)	(439)

Net cash used in investing activities	(108,962)	(13,225)

Cash flows from financing activities:
Net change in:
Deposits	45,015	594
Other borrowings	43,386	538
Proceeds from issuance of common stock	76	59
Treasury stock (purchased) sold, net	(22)	211
Dividends paid	(1,263)	(1,258)

Net cash provided by financing activities	87,192	144

Net decrease in cash and cash equivalents	(7,453)	(18,207)
Cash and cash equivalents at beginning of period	58,106	92,226

Cash and cash equivalents at end of period	$50,653	$74,019

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary MetroBank, National Association (the “Bank”). The Company considers itself one reporting segment under Statement of Financial Accounting Standards (“SFAS”) 131. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at September 30, 2002, consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, consolidated cash flows for the nine months ended September 30, 2002 and 2001, consolidated comprehensive income for the three and nine months ended September 30, 2002 and 2001, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2002. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications had no effect on net income or shareholders’ equity.

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net income available to common shareholders	$2,530	$2,308	$6,811	$6,512

Weighted-average common shares outstanding:
Basic	7,026	7,003	7,022	6,992
Shares issuable under stock option plans	121	78	120	45

Diluted	7,147	7,081	7,142	7,037

Earnings per common share:
Basic	$0.36	$0.33	$0.97	$0.93
Diluted	$0.35	$0.33	$0.95	$0.93

3.	OTHER BORROWINGS

     The Company's borrowings increased from $25.2 million at December 31, 2001 to $68.6  million at September 30, 2002. The increase was primarily the result of $25.2 million in short-term borrowings from the FHLB with fixed rates averaging 1.80% maturing within 90 days. In addition, the Company borrowed $9.8 million of FHLB notes maturing in 2003 and $8.0 million of FHLB notes maturing in 2004 with fixed rates averaging 2.60% and 2.44%, respectively.

4.	SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, Goodwill and Other Intangible Assets. The statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement. The adoption of this statement on January 1, 2002 did not have any impact on the Company’s financial position or results of operations as the Company does not have any recorded goodwill.

     In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. Management believes adopting this statement will not have a material impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have any impact on the Company’s financial position or results of operations.

     In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. SFAS 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for the impairment or disposal of core deposits and is effective for acquisitions after October 1, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

     The Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

Overview

     Net income for the three months ended September 30, 2002 was $2.5 million, up approximately $200,000 or 9.6% from the same quarter in 2001. The Company’s basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2002 was $0.36 and $0.35, respectively, compared to $0.33 for both basic and diluted EPS for the same quarter in 2001.

     Net income for the nine months ended September 30, 2002 was $6.8 million, up approximately $300,000 or 4.6% from the same period in 2001. The Company’s basic and diluted EPS for the nine months ended September 30, 2002 was $0.97 and $0.95, respectively, compared to $0.93 for both basic and diluted EPS for the same period in 2001.

     At September 30, 2002, total assets were $840.9 million, up $98.7 million or 13.3% from $742.2 million at December 31, 2001. This was primarily due to increased deposits and other borrowings as part of the Company’s strategy to maintain earning asset growth during the period. Investment securities at September 30, 2002 were $257.1 million, up $84.0 million or 48.5% from $173.1 million at December 31, 2001. Net loans at September 30, 2002 were $508.1 million, up $23.9 million or 4.9% from $484.2 at December 31, 2001. Total deposits at September 30, 2002 were $687.8 million, up $45.0 million or 7.0% from $642.8 million at December 31, 2001. Other borrowings at September 30, 2002 were $68.6 million, up $43.4 million from $25.2 million at December 31, 2001. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2002 and 2001 was 1.24% and 1.25%, respectively. The Company’s ROAA for the nine months ended September 30, 2002 and 2001 was 1.18% and 1.20%, respectively.

     Shareholders’ equity at September 30, 2002 was $73.2 million compared with $65.2 million at December 31, 2001, an increase of $8.0 million or 12.2%, and was primarily the result of year to date 2002 net income and an increase in accumulated other comprehensive income (unrealized gains in the market value of securities) that was partially offset by dividend payments and common stock repurchases. The Company’s return on average shareholders’ equity (“ROAE”) for the three months ended September 30, 2002 and 2001 was 13.86% and 14.23%, respectively. The Company’s ROAE for the nine months ended September 30, 2002 and 2001 was 13.13% and 13.97%, respectively.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended September 30, 2002, net interest income, before the provision for loan losses, was $8.7 million, up approximately $800,000 or 10.3% from $7.9 million for the same quarter in 2001. The $800,000 increase in net interest income for the quarter ended September 30, 2002 was primarily the combined result of $1.9 million in lower interest expense that was partially offset by $1.1 million in lower interest income due to lower interest rates in 2002. The net interest margin for the quarter ended September 30, 2002 was 4.46%, down 10 basis points from 4.56% for the same quarter in 2001. The lower net interest margin for the quarter ended September 30, 2002, compared to the same quarter in 2001, was primarily the result of lower yields on average earning assets that were partially offset by lower costs on average interest-bearing liabilities.

     For the nine months ended September 30, 2002, net interest income, before the provision for loan losses, was $25.2 million, up approximately $1.6 million or 7.1% from $23.6 million for the same period in 2001. The $1.6 million increase in net interest income for the nine months ended September 30, 2002 was primarily the combined result of $8.0 million in lower interest expense, partially offset by a decrease of $6.4 million in interest income due to lower interest rates in 2002. The net interest margin for the nine months ended September 30, 2002 was 4.61%, down 4 basis points from 4.65% for the same period in 2001. The slightly lower net interest margin for the nine months ended September 30, 2002, compared to the same period in 2001, was primarily the result of lower average earning asset yields, although on higher average earning asset volumes, that was partially offset by lower costs on average interest-bearing liabilities.

     Total Interest Income. Total interest income for the three months ended September 30, 2002 was $12.3 million, down approximately $1.1 million or 8.4% from $13.4 million for the same quarter in 2001. The decrease was primarily due to lower interest rate yield in 2002 compared to 2001 that was partially softened by higher earning asset volume, both in loans and investment securities. The loan portfolio is heavily weighted toward variable rate loans that reprice as the market “prime” rate moves, and therefore, is sensitive to interest rate movement. At September 30, 2002, $437.8 million or 83.2% of the total loan portfolio was comprised of variable rate loans. In addition, higher deposit volumes and Federal Home Loan Bank borrowings have provided added investment opportunities to increase interest income.

          Total interest income for the nine months ended September 30, 2002 was $36.3 million, down approximately $6.4 million or 14.9% from $42.7 million for the same period in 2001. The decrease was primarily due to lower overall interest rate yield on the loan portfolio in 2002, compared to 2001, that was partially softened by higher interest income on the investment portfolio as a result of higher investment securities volume.

     Interest Income from Loans. Interest income from loans for the three months ended September 30, 2002 was $9.4 million, down $1.2 million or 11.3% from $10.6 million for the same period in 2001. For the three months ended September 30, 2002, the average yield on loans was 7.30%, compared to 8.89% for the same period in 2001. The average yield on loans for the three months ended September 30, 2002 of 7.30%, which was 255 basis points above the prime rate, was supported by loans with interest rate floors that represented approximately $317.7 million or 59.8% of the total loan portfolio and carried a weighted average yield of 6.89% at September 30, 2002.

          Interest income from loans for the nine months ended September 30, 2002 was $28.2 million, down approximately $5.6 million or 16.5% from $33.8 million for the same period in 2001. For the nine months ended September 30, 2002, the average yield on loans was 7.56%, compared to 9.57% for the same period in 2001. The lower interest income from loans in 2002, compared to 2001, was primarily the result of significantly lower market interest rates in 2002. Additional factors included an increase in nonaccrual loans (primarily in the first and third quarters of 2002), refinancing of existing loans, and lower interest rates on new loan production.

          Interest Income from Investments. Interest income from investments for the three months ended September 30, 2002 was $2.9 million, up approximately $70,000 or 2.5% compared to $2.8 million for the same period in 2001, primarily due to the combined effect of higher investment securities volume and lower interest rate yield. For the three months ended September 30, 2002, the average yield on investments (securities, Federal Funds sold and other temporary investments) was 4.41% compared to 5.32% for the same period in 2001, a decline of 91 basis points.

     Interest income from investments for the nine months ended September 30, 2002 was $8.1 million, down approximately $800,000 or 9.0% compared to $8.9 million for the same period in 2001, primarily due to lower interest rate yield in 2002 partially softened by higher investment securities volume. For the nine months ended September 30, 2002, the average yield on investments was 4.65% compared to 5.80% for the same period in 2001, a decline of 115 basis points.

     Earning Assets. For the three months ended September 30, 2002, total earning assets averaged $772.6 million with an average yield of 6.31%, compared to $684.8 million with an average yield of 7.78% for the same period in 2001. This represented an increase in average earning assets of $87.8 million for the three months ended September 30, 2002 compared with the same period in 2001, and a decrease in average yield of 147 basis points.

     For the nine months ended September 30, 2002, total earning assets averaged $732.2 million with an average yield of 6.64%, compared to $677.1 million with an average yield of 8.43% for the same period in 2001. This represented an increase in average earning assets of $55.1 million for the nine months ended September 30, 2002 compared with the same period in 2001, and a decrease in average yield of 179 basis points.

     Total Interest Expense. Total interest expense for the three months ended September 30, 2002 was $3.6 million, down approximately $1.9 million or 34.9% compared to $5.5 million for the same period in 2001. The decrease in total interest expense for the three months ended September 30, 2002 compared to the same period in 2001 was primarily the result of lower market interest rates in 2002 that contributed to lower rates paid for interest-bearing deposits in addition to lower certificate of deposit volumes.

     Total interest expense for the nine months ended September 30, 2002 was $11.1 million, down approximately $8.0 million or 41.9% compared to $19.1 million for the same period in 2001. The decrease in total interest expense for the nine months ended September 30, 2002 compared to the same period in 2001 was primarily the result of lower interest rates paid for maturing certificates of deposit as well as new deposits and lower certificates of deposit balances with shorter terms and at lower rates. Many of these deposits renewed at the lower rates with terms of six-months to one-year or converted to transaction-based non-maturing accounts.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended September 30, 2002 was $3.1 million, down approximately $2.1 million or 41.0% compared to $5.2 million for the same period in 2001. This was primarily due to decreases in the rates paid for interest-bearing deposits reflecting the lower interest rate environment in 2002. Average interest-bearing deposits for the three months ended September 30, 2002 were $527.9 million compared with average interest-bearing deposits for the same period in 2001 of $514.7 million, an increase of $13.2 million or 2.6%. The average rate paid on interest-bearing deposits for the three months ended September 30, 2002 was 2.32% compared with the average rate for the same three months in 2001 at 4.03%, a decrease of 171 basis points.

     Interest paid on interest-bearing deposits for the nine months ended September 30, 2002 was $9.8 million, down approximately $8.4 million or 46.0% compared to $18.2 million for the same period in 2001. This was primarily due to decreases in the rates paid for interest-bearing deposits in addition to decreases in certificate of deposit balances. Average interest-bearing deposits for the nine months ended September 30, 2002 were $516.5 million compared with average interest-bearing deposits for the same period in 2001 of $517.7 million, a decrease of $1.2 million or 0.2%. The average rate paid on interest-bearing deposits for the nine months ended September 30, 2002 was 2.54% compared with the average rate for the same nine months in 2001 at 4.69%, a decrease of 215 basis points.

     Interest Expense on Borrowed Funds. Interest paid on borrowed funds for the three months ended September 30, 2002 was $522,000 compared to $319,000 for the same period in 2001, an increase of $203,000. Average borrowed funds for the three months ended September 30, 2002 were $65.1 million compared with average borrowed funds for the same period in 2001 of $25.5 million, an increase of $39.5 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank of Dallas (“FHLB”) to fund mortgage-related securities investments to increase earning assets. The average rate paid on borrowed funds for the three months ended September 30, 2002 was 3.18%, compared to the same three months in 2001 at 4.96%, a decrease of 178 basis points.

     Interest paid on borrowed funds for the nine months ended September 30, 2002 was $1.3 million compared to $900,000 for the same period in 2001, an increase of approximately $400,000 or 36.0%. Average borrowed funds for the nine months ended September 30, 2002 were $48.0 million compared with average borrowed funds for the same period in 2001 of $25.6 million, an increase of $22.4 million or 87.5%. The average rate paid on borrowed funds for the nine months ended September 30, 2002 was 3.58%, compared to the same nine months in 2001 at 4.94%, a decrease of 136 basis points.

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

	For The Three Months Ended September 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$509,837	$9,375	7.30%	$472,111	$10,573	8.89%
Taxable securities	212,923	2,511	4.68	124,812	2,008	6.38
Tax-exempt securities	22,058	273	4.91	24,542	305	4.93
Federal funds sold and other temporary investments	27,812	139	1.98	63,374	539	3.37

Total interest-earning assets	772,630	12,298	6.31%	684,839	13,425	7.78%
Less allowance for loan losses	(9,392)			(9,332)

Total interest-earning assets, net of allowance for loan losses	763,238			675,507
Noninterest-earning assets	47,844			54,456

Total assets	$811,082			$729,963

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,379	218	1.19%	$56,059	282	2.00%
Saving and money market accounts	110,135	347	1.25	104,018	540	2.06
Time deposits	345,421	2,523	2.90	354,672	4,408	4.93
Other borrowings	65,068	522	3.18	25,540	319	4.96

Total interest-bearing liabilities	593,003	3,610	2.42%	540,289	5,549	4.07%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	134,552			113,251
Other liabilities	11,092			12,067

Total liabilities	738,647			665,607
Shareholders’ equity	72,435			64,356

Total liabilities and shareholders’ equity	$811,082			$729,963

Net interest income		$8,688			$7,876

Net interest spread			3.89%			3.71%
Net interest margin			4.46%			4.56%

(1)	Annualized.

	For The Nine Months Ended September 30,

	2002			2001

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$498,943	$28,228	7.56%	$472,355	$33,799	9.57%
Taxable securities	185,580	6,869	4.95	125,721	6,236	6.63
Tax-exempt securities	23,801	887	4.98	22,958	865	5.04
Federal funds sold and other temporary investments	23,875	355	1.99	56,109	1,784	4.25

Total interest-earning assets	732,199	36,339	6.64%	677,143	42,684	8.43%
Less allowance for loan losses	(9,067)			(9,297)

Total interest-earning assets, net of allowance for loan losses	723,132			667,846
Noninterest-earning assets	50,797			55,859

Total assets	$773,929			$723,705

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$69,843	661	1.27%	$52,575	974	2.48%
Saving and money market accounts	111,024	1,085	1.31	100,479	1,977	2.63
Time deposits	335,672	8,064	3.21	364,654	15,219	5.58
Other borrowings	48,050	1,287	3.58	25,611	946	4.94

Total interest-bearing liabilities	564,589	11,097	2.63%	543,319	19,116	4.70%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	130,342			106,523
Other liabilities	9,618			11,543

Total liabilities	704,549			661,385
Shareholders’ equity	69,380			62,320

Total liabilities and shareholders’ equity	$773,929			$723,705

Net interest income		$25,242			$23,568

Net interest spread			4.01%			3.73%
Net interest margin			4.61%			4.65%

(1)	Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Three Months Ended September 30,
	2002 vs. 2001

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans	$845	$(2,043)	$(1,198)
Securities	1,492	(1,021)	471
Federal funds sold and other temporary investments	(302)	(98)	(400)

Total increase (decrease) in interest income	2,035	(3,162)	(1,127)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	82	(146)	(64)
Saving and money market accounts	32	(225)	(193)
Time deposits	(68)	(1,817)	(1,885)
Other borrowings	494	(291)	203

Total increase (decrease) in interest expense	540	(2,479)	(1,939)

Increase (decrease) in net interest income	$1,495	$(683)	$812

	Nine Months Ended September 30,
	2002 vs. 2001

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans	$1,902	$(7,473)	$(5,571)
Securities	3,377	(2,722)	655
Federal funds sold and other temporary investments	(1,025)	(404)	(1,429)

Total increase (decrease) in interest income	4,254	(10,599)	(6,345)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	320	(633)	(313)
Saving and money market accounts	207	(1,099)	(892)
Time deposits	(696)	(6,459)	(7,155)
Other borrowings	829	(488)	341

Total increase (decrease) in interest expense	660	(8,679)	(8,019)

Increase (decrease) in net interest income	$3,594	$(1,920)	$1,674

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2002 was $750,000, up $343,000 compared with $407,000 for the same quarter in 2001. The provision for loan losses for the nine months ended September 30, 2002 was $2.3 million, up approximately $1.1 million compared with $1.2 million for the same period in 2001. The increased provisions were the result of continued asset quality assessment coupled with a recently established loan grading system and an increase in nonaccrual loans. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at September 30, 2002 and December 31, 2001 was 1.88% and 1.81%, respectively.

     Noninterest Income. Total noninterest income for the three months ended September 30, 2002 was $2.4 million, up approximately $300,000 or 15.5% compared to $2.1 million for the same quarter in 2001. For the three months ended September 30, 2002, service fees were $1.7 million, up approximately $100,000 compared to $1.6 million for the same period in 2001 primarily due to increased transaction accounts that have provided additional service charge and NSF fee income. For the three months ended September 30, 2002, all other noninterest income was $755,000, up $238,000 from $517,000 for the same quarter in 2001, and was primarily due to higher loan-related fees as a result of loan growth, increased letters of credit income, and gains on the sale of SBA loans.

     Total noninterest income for the nine months ended September 30, 2002 was $7.2 million, up approximately $700,000 or 10.1% from $6.5 million for the same period in 2001. For the nine months ended September 30, 2002, service fees were $5.1 million, up approximately $400,000 compared to $4.7 million for the same period in 2001 primarily due to increased transaction accounts. For the nine months ended September 30, 2002, all other noninterest income was $2.1 million, up approximately $300,000 from $1.8 million for the same period in 2001, and was primarily due to higher loan-related fees as a result of loan growth, gains on sale of SBA loans, and higher other noninterest income that was partially offset by a decreased letters of credit income and lower gains on sale of securities. Depending on the overall level of loan production, SBA loans will either be retained in the portfolio or sold into the secondary market. Additionally, management has discouraged the waiving of loan late fees, NSF fees, and other service-related fees to maximize noninterest income.

     The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Service fees	$1,685	$1,595	$5,082	$4,737
Other loan-related fees	257	236	775	735
Letters of credit commissions and fees	176	149	455	498
Gain on sale of investment securities, net	—	13	34	189
Gain on sale of SBA loans	126	—	209	—
Other noninterest income	196	119	658	395

Total noninterest income	$2,440	$2,112	$7,213	$6,554

     Noninterest Expense. Total noninterest expense for the three months ended September 30, 2002 was $6.5 million, up approximately $300,000 or 5.7% compared to $6.2 million for the same quarter in 2001. The increased noninterest expense for the three months ended September 30, 2002 was primarily due to higher salaries and employee benefits as a result of increased staffing levels in lending operations and compliance functions, increased occupancy due to expansion of space in the corporate office, and depreciation on acquisition of premises and equipment. This was partially offset by all other operating expenses that were lower in this quarter, primarily in professional fees, compared to the same quarter in 2001.

     Total noninterest expense for the nine months ended September 30, 2002 was $20.0 million, up approximately $800,000 or 4.2% compared to $19.2 million for the same period in 2001. The increased noninterest expense for the nine months ended September 30, 2002 was primarily due to higher salaries and employee benefits mentioned above in addition to a 20% increase in the cost of medical and dental benefits and normal annual salary increases that became effective in May 2002. With the exception of losses incurred in foreclosed assets and higher data processing expense, most of the other operating expenses, including occupancy, professional fees, and advertising, decreased in the nine-month period ended September 30, 2002.

     Salaries and employee benefits expense for the three months ended September 30, 2002 was $3.9 million, up approximately $700,000 or 21.4% from $3.2 million for the same quarter in 2001. Salaries and employee benefits expense for the nine months ended September 30, 2002 was $11.4 million, up $1.3 million or 12.9% from $10.1 million for the same period in 2001. The increases during both periods were primarily the result of additional higher paid positions and less part-time and temporary FTE. The full-time equivalent (“FTE”) employees at September 30, 2002 were 299.2 compared with FTE of 310.1 at September 30, 2001.

     The Company’s efficiency ratio for the three months ended September 30, 2002 was 58.58%, an improvement from 61.77% for the same quarter in 2001. The Company’s efficiency ratio for the nine months ended September 30, 2002 was 61.73%, an improvement from 63.84% for the same period in 2001. The efficiency ratio improvement in both periods was primarily due to higher net interest income (as a result of significantly lower interest expense) and higher noninterest income that was partially offset by higher noninterest expense.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$3,934	$3,240	$11,361	$10,063
Non-staff expenses:
Occupancy and equipment	1,320	1,265	3,796	3,952
Foreclosed assets, net	65	88	483	85
Data processing	20	15	69	53
Other noninterest expense	1,180	1,562	4,325	5,076

Total non-staff expenses	2,585	2,930	8,673	9,166
Total noninterest expenses	$6,519	$6,170	$20,034	$19,229

Financial Condition

     Loan Portfolio. Net loans at September 30, 2002 were $508.1 million, up $23.9 million or 4.9% from $484.2 million at December 31, 2001, primarily due to loan growth that has exceeded prepayments and scheduled repayments. The majority of the loan growth during the nine months ended September 30, 2002 was in the commercial real estate mortgage category that grew $18.8 million. Commercial and industrial loans grew $6.8 million during the same period. Historically, the Company has experienced slower loan demand in the first and second quarters with loan demand increasing in the latter half of the year. At September 30, 2002 and December 31, 2001, the ratio of total loans to total deposits was 75.28% and 76.72%, respectively. At the same dates, total loans represented 61.6% and 66.4% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of September 30, 2002		As of December 31, 2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$319,717	60.99%	$312,899	62.67%
Real estate mortgage:
Residential	6,917	1.32	7,833	1.57
Commercial	149,787	28.57	131,022	26.24
Real estate construction:
Residential	10,537	2.01	5,962	1.19
Commercial	28,747	5.48	30,215	6.05
Consumer and other	8,523	1.63	11,364	2.28

Gross loans	524,228	100.00%	499,295	100.00%

Less: unearned discounts, interest and deferred fees	(6,464)		(6,150)

Total loans	517,764		493,145
Less: allowance for loan losses	(9,710)		(8,903)

Loans, net	$508,054		$484,242

     Nonperforming Assets. Net nonperforming assets at September 30, 2002 were $15.3 million, an increase of $11.6 million from net nonperforming assets of $3.7 million at December 31, 2001. The $11.6 million increase in net nonperforming assets was primarily due to an increase of $12.2 million in nonaccrual loans, an increase of $720,000 in loans accruing 90 days or more past due, that was partially offset by a $430,000 decrease in foreclosed assets, and an increase in the government guaranteed portions on loans of $1.0 million. The increase in nonperforming assets primarily occurred during the first quarter of 2002 with approximately $9.0 million added to nonaccrual loans as part of an identification process that represented an integral part of an overall effort to improve credit quality. Facilitating this process, loan review and problem resolution personnel were added during the first and second quarters of 2002. Some loans have paid off during the nine-month period, however, a commercial loan of approximately $5.5 million was added to nonaccrual loans in September 2002. The $5.5 million loan is in the process of being restructured. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program to identify problem loans earlier. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development channels.

     The ratios for net nonperforming assets to total loans and other real estate were 2.94% and 0.76% at September 30, 2002 and December 31, 2001, respectively. The ratios for net nonperforming assets to total assets were 1.81% and 0.50% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.8 million at September 30, 2002 compared to $1.8 million at December 31, 2001.

     The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company is required to repurchase any loan which may become nonperforming. As a result of this requirement, the Company’s nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$15,996	$3,758
Accruing loans 90 days or more past due	1,504	783
Other real estate	592	969
Other assets repossessed	4	56

Total nonperforming assets	18,096	5,566
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,841)	(1,833)

Total net nonperforming assets	$15,255	$3,733

Total nonperforming assets to total assets	2.15%	0.75%
Total nonperforming assets to total loans and other real estate	3.49%	1.13%
Net nonperforming assets to total assets(1)	1.81%	0.50%
Net nonperforming assets to total loans and other real estate(1)	2.94%	0.76%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Allowance for Loan Losses. At September 30, 2002 and December 31, 2001, the allowance for loan losses was $9.7 million and $8.9 million, respectively, or 1.88% and 1.81% of total loans, respectively. For the nine months ended September 30, 2002, net loan charge-offs were $1.5 million or 0.29% of total loans outstanding. The Company seeks recovery of charge-offs through all available channels.

     The allowance for loans losses is established through a provision for loan losses based on management's evaluation of known and inherent risk in the loan portfolio. The allowance increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable. Recoveries are recorded when cash payments are received. The Company employs a systematic methodology for determining the allowance for loan losses, that includes a review of the changes in the quality of the loan portfolio as determined by loan quality grades assigned to each loan. The loan quality grades are administered by ongoing reviews by loan officers, credit administration and the loan review department. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration. Specific review factors include, but are not limited to, the general economic environment in the Company's markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, changes are implemented in the allowance for loan losses. While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Average year-to-date total loans outstanding	$498,943	$474,986

Total loans outstanding at end of period	$517,764	$493,145

Allowance for loan losses at beginning of period	$8,903	$9,271
Provision for loan losses	2,320	3,799
Charge-offs:
Commercial and industrial	(1,832)	(4,075)
Real estate — mortgage	(21)	—
Real estate — construction	—	—
Consumer and other	(113)	(201)

Total charge-offs	(1,966)	(4,276)

Recoveries:
Commercial and industrial	404	54
Real estate — mortgage	5	11
Real estate — construction	—	—
Consumer and other	44	44

Total recoveries	453	109

Net loan charge-offs	(1,513)	(4,167)

Allowance for loan losses at end of period	$9,710	$8,903

Ratio of allowance to end of period total loans	1.88%	1.81%
Ratio of net loan charge-offs to end of period total loans	0.29%	0.84%
Ratio of allowance to end of period total nonperforming loans	55.49%	196.06%
Ratio of allowance to end of period net nonperforming loans	66.24%	328.77%

     Securities. At September 30, 2002, the securities portfolio was $257.1 million, reflecting an increase of $84.0 million or 48.5% from $173.1 million at December 31, 2001. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, during the nine months ended September 30, 2002, approximately $43.0 million in short-term borrowings obtained from the FHLB were utilized to purchase approximately the same amount of mortgage-backed securities to increase earning assets.

     Deposits. At September 30, 2002, total deposits were $687.8 million, up $45.0 million or 7.0% from $642.8 million at December 31, 2001. Noninterest-bearing demand deposits at September 30, 2002 increased by $13.6 million or 10.7% to $140.9 million from $127.3 million at December 31, 2001. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2002 and December 31, 2001 were 20.5% and 19.8%, respectively. Interest-bearing deposits at September 30, 2002 increased by $31.4 million or 6.1% to $546.9 million from $515.5 million at December 31, 2001.

     Other Borrowings. Other borrowings at September 30, 2002 were $68.6 million, an increase of $43.4 million, from $25.2 million at December 31, 2001. The increase in other borrowings was primarily the result of short-term advances obtained from the FHLB to fund mortgage-related securities investments. The Company has two ten-year loans totaling $25.0 million from the FHLB to further leverage its balance sheet and diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. FHLB notes in the amount of $25.2 million with fixed interest rates averaging 1.80% are scheduled to mature within 90 days. Notes in the amount of $9.8 million maturing in 2003 and $8.0 million maturing in 2004 have fixed rates averaging 2.60% and 2.44%, respectively. The borrowings were part of a strategic plan to continue the growth of interest-earning assets that began in February 2002 and concluded in August 2002. The funds were invested primarily in mortgage-related instruments with durations of approximately three years or less. Other short-term borrowings principally consist of U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings:

	September 30,

	2002	2001

	(Dollars in thousands)
Federal funds purchased:
on September 30	$—	$—
average during the nine months	216	—
maximum month-end balance during the nine months	—	—
FHLB notes:
on September 30	$68,000	$25,000
average during the nine months	47,288	25,000
maximum month-end balance during the nine months	69,700	25,000
Other short-term borrowings:
on September 30	$581	$538
average during the nine months	546	611
maximum month-end balance during the nine months	713	555

     Liquidity. The Company’s loan to deposit ratio at September 30, 2002 was 75.8%. As of this same date, the Company had commitments to fund loans in the amount of $83.3 million and had stand-by letters of credit of $13.5 million. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows and lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $144.0 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at September 20, 2002 and at December 31, 2001.

     Capital Resources. Shareholders’ equity at September 30, 2002 was $73.2 million, up $8.0 million or 12.2% from $65.2 million at December 31, 2001. The increase for the nine months ended September 30, 2002 was primarily due to net income of $6.8 million, and increase in other comprehensive income and the unrealized gains on investment securities of $2.4 million, that was partially offset by dividend payments of $1.3 million, and a net change in treasury stock of $120,000 that was the result of common stock repurchases. During the first quarter 2002, the Company announced a plan to repurchase up to 350,000 shares of its common stock on the open market or in privately negotiated block transactions. As of September 30, 2002, the Company had repurchased 29,990 shares.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2002 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	September 30, 2002

The Company
Leverage ratio	4.00	%(1)	N/A	9.10%
Tier 1 risk-based capital ratio	4.00		N/A	12.53
Risk-based capital ratio	8.00		N/A	13.79
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.71%
Tier 1 risk-based capital ratio	4.00		6.00	11.99
Risk-based capital ratio	8.00		10.00	13.24

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

     Critical Accounting Policies. The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See"— Financial Condition — Allowance for Loan Losses”.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the market risk information previously disclosed in the Company’s Form 10-K for the year ended December 31, 2001. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

Item 4.	Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in Internal Controls. Subsequent to the date of the Company's most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

     Not applicable

Item 2.	Changes in Securities and Use of Proceeds

     Not applicable

Item 3.	Defaults Upon Senior Securities

     Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.	Other Information

     Not applicable

Item 6A.	Exhibits

Exhibit		Identification
Number		of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q.

99.1	—	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6B.	Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

(1)	Current report on Form 8-K filed July 25, 2002 announcing the release of the Company’s earnings for the second quarter of 2002.

(2)	Current report on Form 8-K filed August 27, 2002 to report the dismissal of Deloitte & Touche LLP and the engagement of PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ended December 31, 2002.

(3)	Current report on Form 8-K/A filed September 5, 2002 amending the Form 8-K filed on August 27, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date: November 12, 2002	By:	/s/ Allen D. Brown

Allen D. Brown President (principal executive officer)

Date: November 12, 2002	By:	/s/ David D. Rinehart

David D. Rinehart Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

CERTIFICATIONS

I, Allen D. Brown, President of the registrant, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of MetroCorp Bancshares, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	/s/ Allen D. Brown

I, David D. Rinehart, Chief Financial Officer of the registrant, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of MetroCorp Bancshares, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	/s/ David D. Rinehart

EXHIBIT INDEX

Exhibit		Identification
Number		of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q.

99.1	—	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.