Form 10-K
period 2002-12-31
METROCORP BANCSHARES INC
filed 2003-03-31
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2002

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
Common Stock, par value $1.00 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐No  ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of March 21, 2003, the number of outstanding shares of Common Stock was 7,026,222.

     The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 28, 2002, the last business day of the registrant’s most recently completed second quarter, of $12.50 per share, was approximately $63,389,525.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

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

Item 1. Business

General

     MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (the “Bank”). The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876. The Company’s internet website address is www.metrobank-na.com. The Company makes available, free of charge, on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. The information found on the Company’s website is not a part of this or any other report.

     The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates in a niche market by providing personalized, culturally sensitive service to the communities in Houston and Dallas. In the past, the Company has strategically opened each of its 14 banking offices in an area with large multicultural concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity.

     Quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful retail banking endeavor. The Company intends to focus more attention on its retail banking initiatives in 2003. To achieve its goals, the Company has recently added an experienced senior officer to its management team to implement strategies throughout the 14-branch network. Specific goals include but are not limited to: (1) building solid customer relationships through cross-selling products and services, (2) targeting new main stream markets to diversify the customer base, (3) insure that delivery systems for the Bank’s products and services are effective and will produce the desired results, (4) review the Bank’s product mix to insure that customer needs and demands are being met with existing products, and (5) study the effectiveness of the Bank’s customer service activities and implement enhancements, where applicable, to make certain that customer inquiries are being addressed timely and effectively.

     The Bank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and the Bank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, the Company expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened the Company’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, the Company has accomplished its growth internally through the establishment of de novo branches in various market areas. Since the Bank’s formation in 1987, it has established 11 branches in the greater Houston metropolitan area. In 1996, the Bank expanded into the Dallas metropolitan area, and with the success of the first Dallas area branch, opened two additional branch offices in 1998 and 1999, respectively.

Business

     In connection with the Company’s approach to community banking, the Company offers products designed to appeal to its customers and further enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the communities that it serves. Each of its product lines is an outgrowth of the Company’s expertise in meeting the particular needs of its customers. The Company’s principal lines of business are the following:

Commercial and Industrial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Its commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2002, the Company’s commercial and industrial loan portfolio totaled $325.4 million or 60.9% of the gross loan portfolio. At that date, the Company had a concentration of loans in the hotel and motel industry of $82.0 million. Hotel and motel lending was originally targeted by the Company because of management’s particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has broadened its lending strategy in efforts to further diversify its portfolio to other industries.

Commercial Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 2002, the Company had a commercial mortgage portfolio of $165.6 million or 31.0% of the gross loan portfolio.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are for single-family dwellings, which are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2002, the Company had a real estate construction portfolio of $25.4 million or 4.8% of the gross loan portfolio, of which, $10.6 million was residential and $14.8 million was commercial.

Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans with a 15-year amortization to its existing customers on a select basis, which loans are retained in the Company’s portfolio. As of December 31, 2002, the residential mortgage portfolio totaled $7.3 million or 1.4% of the gross loan portfolio.

Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2002, the Company had $98.0 million in the retained portion of its SBA loans, approximately $65.0 million of which was guaranteed by the SBA. For the SBA’s fiscal year ended September 30, 2002, the Company was ranked as the third largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume produced. Another source of government guaranteed lending provided by the Company is Business and Industrial loans (“B&I Loans”) which are collateralized by the U.S. Department of Agriculture (the “USDA”) and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2002, the Company’s USDA portfolio totaled $3.1 million. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund (“OCCGF”), which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and who reside “overseas.” As of December 31, 2002, the Company’s OCCGF portfolio totaled $4.2 million.

Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government which provides guarantees for trade finance loans. At December 31, 2002, the Company’s aggregate trade finance portfolio commitments totaled approximately $8.1 million.

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

     On December 20, 2001, in collaboration with the Mexican Consulate of Houston, the Company introduced the Matricula Checking account as a service to the Hispanic community in the greater Houston metropolitan area. Using an official Matricula card issued by the consulate as identification, a Mexican national can open this account. Matricula Checking was the first account of this type in the Houston area. It addresses a significant social issue: Immigrants are typically unable to obtain acceptable identification and lack basic banking services. With this account, customers have a safe and secure place to keep their money, eliminating the need to carry or hide large sums of cash. The account allows the holder to write checks, execute transactions and make affordable wire transfers. Account holders can also designate individuals in Mexico to have limited ATM access to their account. As of December 31, 2002, the Company’s aggregate Matricula Checking portfolio totaled approximately $1.3 million.

     The Company’s overall business strategy is to (i) continue to service its small and medium-sized owner-operated businesses and retail customers, by providing individualized, responsive, quality service, and (ii) expand its geographic reach either through selective acquisitions of existing financial institutions or by establishing de novo branches in markets with significant small and medium-sized business activity.

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

     In addition, the enactment of the Gramm-Leach-Bliley Act, which breaks down the barriers between financial institutions, securities firms and insurance companies, may significantly change the competitive environment in which the Company and the Bank conduct business. See “ — Supervision and Regulation — The Company — Financial Modernization”.

Employees

     As of December 31, 2002, the Company had 309 full-time equivalent employees, 46 of whom were officers of the Bank classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

     In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other uncollateralized claims.

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

     However, the Gramm-Leach-Bliley Act, effective in 2000, amended the BHC Act and granted certain expanded powers to bank holding companies. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve

     Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better. Presently, the Company has no plans to become a financial holding company.

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

     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2002, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.71% and its ratio of total capital to total risk-weighted assets was 13.97%.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2002, the Company’s leverage ratio was 8.58%.

     The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

     Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2002, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

     The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2002, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.16% and its ratio of total capital to total risk-weighted assets was 13.41%.

     The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2002, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.20%.

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

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the first quarter of 2003, the BIF and SAIF rates were 0.0168% of deposits.

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

     Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act imposes new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act. The privacy provisions became effective on July 1, 2001. The Gramm-Leach-

Bliley Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

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

Item 2. Properties

     Facilities

     The Company conducts business at 15 locations, 11 of which are leased. Included are 14 full-service banking locations and the Company’s corporate offices. The following table sets forth specific information on each location. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company’s corporate headquarters will expire in December 2005.

	Owned/		Deposits at
Location	Leased	Sq. Ft.	December 31, 2002

			(in thousands)
Houston Area:
Corporate Offices	Leased	31,428	$ N/A
9600 Bellaire Boulevard, Suite 252
Bellaire Boulevard	Leased	7,002	279,643
9600 Bellaire Boulevard, Suite 100
East	Owned	16,400	83,194
6730 Capitol at Wayside
Chinatown	Leased	2,500	27,793
1005 Saint Emanuel
Sugar Land	Owned	5,665	35,209
15144 Southwest Freeway
Harwin	Leased	2,463	31,927
10000 Harwin Drive
Clear Lake	Owned	1,986	32,035
2424 Bay Area Boulevard
Veterans Memorial	Owned	5,571	26,692
13480 Veterens Memorial Boulevard
Milam	Leased	2,546	15,850
2808 Milam Street
Boone Road	Leased	905	9,242
11205 Bellaire Boulevard, Suite B-9
Dulles	Leased	479	17,100
4635 Highway 6
Long Point	Leased	3,000	19,888
1426 Blalock
Dallas Area:
Richardson	Leased	4,948	63,018
275 West Campbell Road
Dallas (Harry Hines)	Leased	6,000	18,415
2527 Royal Lane
Garland	Leased	2,400	7,419
3500 West Walnut Street

Item 3. Legal Proceedings

Legal Proceedings

     The Company and the Bank are from time to time parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, upon resolution, would have a material adverse effect on the Company’s or the Bank’s business, financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     The Company’s Common Stock is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “MCBI.” As of March 21, 2003, there were 7,026,222 shares outstanding and approximately 181 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

     The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2002:

2002	High	Low

Fourth quarter	$12.13	$11.40
Third quarter	12.40	11.00
Second quarter	13.50	11.65
First quarter	11.81	10.50

2001

Fourth quarter	$11.90	$9.57
Third quarter	11.86	9.85
Second quarter	10.94	9.63
First quarter	12.38	8.25

Dividends

     Holders of Common Stock are entitled to receive dividends when, and if declared by the Company’s Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since the fourth quarter 1998, there is no assurance that the Company will pay dividends in the future.

     The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2002	2001

Fourth quarter	$0.06	$0.06
Third quarter	0.06	0.06
Second quarter	0.06	0.06
First quarter	0.06	0.06

     The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2002, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. As of December 31, 2002, an aggregate of approximately $17.1 million was available for payment of dividends by the

Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

     In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

     The Company currently has stock options outstanding. The following table provides information as of December 31, 2002 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted average	equity compensation plans
	of outstanding options,	exercise price of	(excluding securities
Plan category	warrants and rights	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	300,200	$10.81	499,800
Equity compensation plans not approved by security holders	—	—	—

Total	300,200	$10.81	499,800

Item 6. Selected Consolidated Financial Data

     The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of and for each of the five years ended December 31, 2002 is derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$48,711	$55,451	$63,466	$53,668	$47,696
Interest expense	14,628	23,799	27,276	21,026	20,052

Net interest income	34,083	31,652	36,190	32,642	27,644
Provision for loan losses	3,853	3,799	7,508	5,550	3,377

Net interest income after provision for loan losses	30,230	27,853	28,682	27,092	24,267
Noninterest income	8,967	8,660	7,032	6,088	5,609
Noninterest expense	26,058	25,383	27,230	22,412	20,980

Income before provision for income taxes	13,139	11,130	8,484	10,768	8,896
Provision for income taxes	4,350	3,553	3,001	3,638	2,777

Net income	$8,789	$7,577	$5,483	$7,130	$6,119

Per Share Data:
Net income:
Basic	$1.25	$1.08	$0.79	$1.00	$1.08
Diluted	1.23	1.07	0.79	1.00	1.06
Book value	10.59	9.32	8.42	7.38	7.14
Tangible book value	10.59	9.32	8.42	7.38	7.14
Cash dividends	0.24	0.24	0.24	0.24	0.06
Weighted average shares outstanding (in thousands):
Basic	7,024	6,998	6,972	7,114	5,691
Diluted	7,154	7,059	6,973	7,114	5,749

Balance Sheet Data:
Total assets	$840,065	$742,174	$736,757	$660,589	$587,308
Securities	264,418	176,230	143,759	110,065	123,190
Total loans	527,759	493,145	483,738	495,669	417,686
Allowance for loan losses	10,150	8,903	9,271	7,537	6,119
Total deposits	691,361	642,751	625,906	544,436	479,506
Other borrowings	65,774	25,195	25,573	55,636	50,043
Total shareholders’ equity	74,463	65,229	58,701	52,580	50,024

Average Balance Sheet Data:
Total assets	$790,752	$727,841	$698,209	$620,646	$532,751
Securities	222,752	159,416	127,865	119,952	114,248
Total loans	505,495	474,986	486,549	456,653	368,394
Allowances for loan losses	9,238	9,315	8,589	6,720	5,049
Total deposits	656,824	626,970	590,217	501,808	477,793
Other borrowings	53,056	25,570	42,757	58,037	14,020
Total shareholders’ equity	70,607	63,539	53,462	53,010	33,992

Performance Ratios:
Return on average assets	1.11%	1.04%	0.79%	1.15%	1.15%
Return on average equity	12.45	11.92	10.26	13.52	18.00
Net interest margin	4.54	4.64	5.57	5.55	5.50
Efficiency ratio (1)	60.53	62.97	62.98	57.92	63.48

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Nonperforming assets to total loans and other real estate	3.55%	1.13%	0.62%	1.42%	1.26%
Nonperforming assets to total assets	2.24	0.75	0.40	1.07	0.90
Net loan charge-offs to total loans	0.49	0.84	1.19	0.90	0.22
Allowance for loan losses to total loans	1.92	1.81	1.92	1.52	1.46
Allowance for loan losses to nonperforming loans (2)	57.71	250.86	416.67	115.03	132.44
Capital Ratios:
Leverage ratio (3)	8.58%	8.91%	8.39%	8.80%	8.83%
Average shareholders’ equity to average total assets	8.93	8.73	7.66	8.54	6.38
Tier-1 risk-based capital ratio — period end	12.71	12.50	11.74	11.41	11.73
Total risk-based capital ratio — period end	13.97	13.76	13.00	12.66	12.98

(1)	Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding net securities gains and losses.

(2)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(3)	The leverage ratio is calculated by dividing Tier 1 capital by average assets at December 31st.

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

For the Years Ended December 31, 2002, 2001 and 2000

Overview

     The Company experienced growth as assets increased from $742.2 million at December 31, 2001 to $840.1 million at December 31, 2002, an increase of $97.9 million. Growth in loans and investment securities accounted for the majority of the Company’s asset growth in this period, increasing from $493.1 million and $176.2 million, respectively, at December 31, 2001 to $527.8 million and $264.4 million, respectively, at December 31, 2002. Supporting this growth was an increase in deposits, which rose $48.6 million or 7.6% from $642.8 million to $691.4 million during this period. Shareholders’ equity increased to $74.5 million at December 31, 2002, an increase of $9.3 million or 14.2% compared with $65.2 million at December 31, 2001.

     The Company experienced modest growth in 2001 as assets increased from $736.8 million at December 31, 2000 to $742.2 million at December 31, 2001, an increase of $5.4 million. Loan growth and a 22.5% increase in investment securities accounted for the majority of the Company’s asset growth in this period, increasing from $483.7 million and $143.8 million, respectively, at December 31, 2000 to $493.1 million and $176.2 million, respectively, at December 31, 2001. Supporting this growth was an increase in deposits, which rose $16.9 million or 2.7% from $625.9 million to $642.8 million during this period. Shareholders’ equity increased to $65.2 million at December 31, 2001, an increase of $6.5 million or 11.1% compared with $58.7 million at December 31, 2000.

     Net income was $8.8 million, $7.6 million and $5.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, and diluted earnings per common share were $1.23, $1.07 and $0.79 for these same periods. The Company posted returns on average assets of 1.11%, 1.04% and 0.79% and returns on average equity of 12.45%, 11.92% and 10.26% for the years ended December 31, 2002, 2001 and 2000, respectively. The increases in the return on average assets and the return on average equity were primarily due to increased net income that was supported by growth in the loan, investment, and deposit portfolios.

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

     Eleven prime rate reductions occurred in 2001, totaling 475 basis points. The prime rate declined from 9.50% at January 1, 2001 to 4.75% at December 31, 2001, the lowest sustained rate since the early 1960’s. In 2002, the prime rate remained flat for the first ten months of the year and decreased by 50 basis points to 4.25% in November 2002. As a result, interest income for 2002 was 12.2% lower than interest income in 2001, and interest expense in 2002 decreased 38.5%. Net interest income for 2002 was 7.7% higher than net interest income in 2001 primarily due to maturities on time deposits that renewed at significantly lower rates in 2002 combined with the effect of interest rate floors on approximately 61.3% of the loan portfolio. The loans with interest rate floors had a weighted average yield of approximately 6.58% at December 31, 2002 compared to approximately 53.9% of the loan portfolio with interest rate floors that had a weighted average yield of approximately 7.75% at December 31, 2001.

     2002 versus 2001. Net interest income was $34.1 million in 2002 compared with $31.7 million in 2001, an increase of $2.4 million or 7.7%. The increase in net interest income for 2002 was primarily due to a decrease of $9.1 million in interest expense partially offset by a decrease of $6.7 million in interest income. The net interest spread in 2002 improved 20 basis points to 3.96% compared to 3.76% in 2001. The increase in the net interest spread reflects a decrease of 185 basis points in the average rate on interest-bearing liabilities which was partially offset by a decrease of 165 basis points in the average yield on interest-earning assets. Interest rate floors on approximately 61.3% of the loan portfolio helped curtail the decrease in the average yield on total loans. The net interest margin in 2002 decreased 10 basis points to 4.54% compared to 4.64% in 2001 and was primarily due to the refinancing of existing loans and the origination of new loans both at lower rates. The Federal Reserve’s 50 basis point interest rate reduction in November 2002 partially contributed to this decrease.

     Interest income in 2002 decreased by $6.7 million or 12.2% to $48.7 million from $55.5 million in 2001. The decrease in interest income for 2002 was primarily due to the lower interest rate economy, a lower yield on loans as a result of refinancing, increased nonaccrual loan balances, and lower yields on the investment portfolio. Approximately 84% of the loans in the loan portfolio have variable interest rates tied to the prime rate and are, therefore, sensitive to interest rate movement. However, at December 31, 2002 approximately 61.3% of the loans in the loan portfolio had interest rate floors with a weighted average yield of 6.58%. This was down 117 basis points from 7.75% at December 31, 2001, primarily as a result of new loans with floors at lower interest rates in addition to refinanced floor rates on pre-existing loans. These floor rates helped to partially offset the decline in interest rate yield and therefore, curtail the decline in interest income. The average yield on the total loan portfolio for 2002 was 7.51%, down 174 basis points compared to 9.25% in 2001. The average yield on the investment portfolio for 2002 was 4.38%, down 120 basis points compared to 5.58% in 2001. The yield on average earning assets for 2002 was 6.49%, down 165 basis points compared to 8.14% in 2001.

     Interest expense in 2002 decreased by $9.2 million or 38.5% to $14.6 million from $23.8 million in 2001. The decrease in interest expense for 2002 was also primarily the result of lower interest rates paid for deposits in 2002. Additionally, as interest rates fell in 2001, the majority of the lower interest expense was not realized until the latter half of 2001, when a significant portion of the contractual time deposit portfolio matured and renewed at much lower rates, giving 2002 a full year effect of lower interest rates paid for deposits. The average cost of interest-bearing liabilities for 2002 was 2.53%, down 185 basis points compared to 4.38% in 2001. This was primarily the result of lower interest rates paid on non-maturing transaction accounts and significantly lower rates paid on matured and renewed contractual time deposits.

     2001 versus 2000. Net interest income totaled $31.7 million in 2001 compared with $36.2 million in 2000, a decrease of $4.5 million or 12.5%. The decrease was primarily due to lower market interest rates in 2001 with an end-of-year prime rate of 4.75%, compared to higher market interest rates in 2000 when the prime rate reached a high of 9.50%. Approximately 75% of the loans in the loan portfolio had variable interest rates tied to the prime rate and were, therefore, sensitive to interest rate movement. However, approximately half of the loans in the entire loan portfolio had interest rate floors with a weighted average rate of 7.75% at December 31, 2001.

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

     Interest income in 2001 decreased by $8.0 million or 12.6% to $55.5 million from $63.5 million in 2000. The decrease in interest income for 2001 was primarily the result of the eleven reductions in market interest rates compared to the four increases in interest rates during 2000. In addition, loan growth was slower in 2001 compared to prior years due to certain large loan prepayments (primarily in the first quarter), slower loan demand, and the Company’s more conservative credit policies. The average yield on earning assets in 2001 was 8.14%, compared to 9.77% in 2000, a decline of 163 basis points.

     Interest expense in 2001 decreased by $3.5 million or 12.7% to $23.8 million from $27.3 million in 2000. The decrease in interest expense for 2001 was also primarily due to the reductions in market interest rates. However, the decreases in interest rates paid on interest-bearing liabilities were realized at a slower pace than the decreases in interest rates earned on interest-earning assets due to the contractual terms of the time deposits. There was significant time deposit growth in 2000 (primarily in the second and third quarters) with the majority contracted for one-year terms at higher 2000 rates. The interest expense on those time deposits did not begin to decrease until the maturities of those contractual time deposits (primarily in the latter half of 2001). The average rate paid for interest-bearing liabilities in 2001 was 4.38%, compared to 5.15% in 2000, a reduction of 77 basis points.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Nonaccrual loans have been included in the tables as loans carrying a zero yield with income, if any, recognized at the end of the loan term.

	Years Ended December 31,

	2002			2001			2000

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$505,495	$37,987	7.51%	$474,986	$43,926	9.25%	$486,549	$52,280	10.75%
Taxable securities	195,649	9,080	4.64	132,366	8,356	6.31	102,261	7,313	7.15
Tax-exempt securities	23,362	1,160	4.97	23,491	1,177	5.01	20,963	1,046	4.99
Federal funds sold and other temporary investments	25,843	484	1.87	50,715	1,992	3.93	39,589	2,827	7.14

Total interest-earning assets	750,349	48,711	6.49%	681,558	55,451	8.14%	649,362	63,466	9.77%
Less allowance for loan losses	(9,238)			(9,315)			(8,589)

Total interest-earning assets, net of allowance for loan losses	741,111			672,243			640,773
Noninterest-earning assets	49,641			55,598			57,436

Total assets	$790,752			$727,841			$698,209

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,059	$837	1.18%	$54,694	$1,209	2.21%	$42,888	$1,283	2.99%
Saving and money market accounts	110,372	1,378	1.25	102,268	2,322	2.27	96,520	3,231	3.35
Time deposits	342,707	10,595	3.09	360,370	19,003	5.27	348,265	20,444	5.87
Federal funds purchased	162	4	2.47	1	—	—	14,957	941	6.29
Other borrowings	52,894	1,814	3.43	25,570	1,265	4.95	27,268	1,377	5.05

Total interest-bearing liabilities	577,194	14,628	2.53%	542,903	23,799	4.38%	529,898	27,276	5.15%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	132,686			109,638			102,544
Other liabilities	10,265			11,761			12,305

Total liabilities	720,145			664,302			644,747
Shareholders’ equity	70,607			63,539			53,462

Total liabilities and shareholders’ equity	$790,752			$727,841			$698,209

Net interest income		$34,083			$31,652			$36,190

Net interest spread			3.96%			3.76%			4.62%
Net interest margin			4.54%			4.64%			5.57%

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Years Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Increase			Increase
	(Decrease)			(Decrease)
	Due to			Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,821	$(8,760)	$(5,939)	$(1,242)	$(7,112)	$(8,354)
Securities	4,467	(3,760)	707	2,449	(1,275)	1,174
Federal funds sold and other temporary investments	(977)	(531)	(1,508)	794	(1,629)	(835)

Total increase (decrease) in interest income	6,311	(13,051)	(6,740)	2,001	(10,016)	(8,015)
Interest-bearing liabilities:
Interest-bearing demand deposits	362	(734)	(372)	353	(427)	(74)
Saving and money market accounts	184	(1,128)	(944)	192	(1,101)	(909)
Time deposits	(931)	(7,477)	(8,408)	711	(2,152)	(1,441)
Fed funds purchased	—	4	4	(941)	—	(941)
Other borrowings	1,352	(803)	549	(86)	(26)	(112)

Total increase (decrease) in interest expense	967	(10,138)	(9,171)	229	(3,706)	(3,477)
Increase (decrease) in net interest income	$5,344	$(2,913)	$2,431	$1,772	$(6,310)	$(4,538)

     Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “ — Financial Condition- Allowance for Loan Losses.”

     The 2002 provision for loan losses was $3.85 million, up by $54,000 or 1.4% compared to $3.8 million in 2001. In 2002, management determined an additional provision was needed primarily due to the results of continued asset quality risk assessment procedures and a 7.0% increase in the loan portfolio. The provision for loan losses in 2001 was impacted by an additional $2.6 million provision made in the fourth quarter of 2001 based on the results of a review of the loan portfolio. More specifically, during the fourth quarter 2001, the Company committed extensive resources to the review of the loan portfolio and probable losses inherent therein. A significant number of credits with balances greater than $500,000 were reviewed. Each loan was graded according to its historical performance, current status, collateral value, and financial strength of the borrower. Due consideration was also given to the uncertainty of the local and national economy.

     The ratio of the allowance for loan losses to total loans at December 31, 2002 was 1.92% compared with 1.81% and 1.92% at December 31, 2001 and 2000, respectively. The Company strives to maintain its allowance for loan losses at target levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

     Noninterest Income

     For the years ended December 31, 2002, 2001 and 2000, noninterest income was $9.0 million, $8.7 million, and $7.0 million, respectively, reflecting an increase of approximately $307,000 or 3.5% in 2002 compared to 2001, and an increase of $1.6 million or 23.2% in 2001 compared to 2000. The majority of the growth in noninterest income during 2002 and 2001 was attributed to customer service charges on deposit accounts as a result of continued deposit growth coupled with ongoing relationship banking initiatives. The “service fees” category of noninterest income includes monthly account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank services fees. Other loan-related fees for 2002 were $1.4 million, up $342,000 compared to 2001, and were attributed to a $58,000 increase in late fees collected and a $102,000 increase in mortgage broker fees.

     The following table presents the major categories of noninterest income:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Service fees	$6,670	$6,360	$4,752
Other loan-related fees	1,405	1,063	1,271
Letters of credit commissions and fees	610	655	583
Gain on sale of investment securities, net	34	189	2
Other noninterest income	248	393	424

Total noninterest income	$8,967	$8,660	$7,032

     Noninterest Expense

     For the years ended December 31, 2002, 2001 and 2000, noninterest expense was $26.1 million, $25.4 million, and $27.2 million, respectively, reflecting an increase of approximately $680,000 or 2.7% in 2002 compared to 2001, and a decrease of $1.8 million or 6.8% in 2001 compared to 2000. The increase in total noninterest expense in 2002 compared to 2001 was primarily due to higher employee compensation and benefits as a result of increased staffing levels in lending operations and compliance functions. Additionally, the expenses in 2002 reflected the full-year effect of executive level additions made during the third and fourth quarters of 2001. With the exception of losses incurred on net foreclosed assets, generally, other noninterest expenses decreased for the year ended December 31, 2002 compared to the same period in 2001.

     The decrease in total noninterest expense in 2001 compared to 2000 was the result of a decrease in non-staff expense primarily related to decreased occupancy costs as a result of the closing of the Bank’s Galleria branch office in November 2000, and decreased legal and professional fees. Additionally, during 2000, the Company incurred expenses related to legal, special accounting projects, and various systems-related implementations and improvements including online/internet banking. Such projects did not recur in 2001.

     The efficiency ratio is a measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income excluding securities gains and losses. The Company’s efficiency ratio for 2002 of 60.53% reflects improvement compared to the efficiency ratios for 2001 and 2000 of 62.97% and 62.98%, respectively. The improvement in the Company’s efficiency ratio in 2002 compared to 2001 was primarily the result of higher net interest income and higher noninterest income. The Company’s efficiency ratio in 2001 compared to 2000 was basically flat primarily due to the effect of lower net interest income that was partially offset by higher noninterest income and lower noninterest expense.

     The following table presents the major categories of noninterest expense:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Salaries and employee benefits	$14,746	$13,180	$12,447
Non-staff expenses:
Occupancy and equipment	5,089	5,189	5,724
Foreclosed assets, net	680	153	(50)
Data processing	94	86	154
Legal and professional fees	568	963	3,197
Advertising	314	426	436
Printing and supplies	572	526	410
Telecommunications	578	623	580
Other noninterest expense	3,417	4,237	4,332

Total non-staff expenses	11,312	12,203	14,783

Total noninterest expenses	$26,058	$25,383	$27,230

     Salaries and employee benefits for the years ended December 31, 2002, 2001 and 2000 was $14.7 million, $13.2 million, and $12.4 million, respectively, reflecting an increase of $1.6 million or 11.9% in 2002 compared to 2001 and a $733,000 or 5.9% increase in 2001 compared to 2000. The increase in 2002 versus 2001 primarily reflected the full-year effect of increased staffing levels in lending operations and compliance functions in addition to the full-year effect of executive level additions made during the third and fourth quarters of 2001. The increase in 2001 versus 2000 primarily reflected annual salary increases, additions to officer and senior officer level employees, and various incentive program payments. Total full-time equivalent employees (“FTE”) at December 31, 2002, 2001 and 2000 were 309, 298, and 319, respectively.

     Non-staff expenses for 2002, 2001 and 2000 were $11.3 million, $12.2 million, and $14.8 million, respectively, reflecting a decrease in 2002 compared to 2001 of $900,000 or 7.3% and a decrease in 2001 compared to 2000 of $2.6 million or 17.6%. The decrease in non-staff expenses in 2002 primarily reflected decreases of $100,000 in occupancy and equipment, $395,000 in legal and professional fees, $112,000 in advertising, and $820,000 in other noninterest expense that was partially offset by an increase in losses incurred on net foreclosed assets of approximately $527,000. The decrease in occupancy and equipment primarily reflected lower depreciation expense, the reduction in legal and professional fees reflected a decrease in both legal and outside consulting fees, and advertising declined due to the elimination of certain contractual advertising arrangements. Other noninterest expense in 2002 reflected an accumulation of decreases, including $368,000 in directors fees due to the absence of incentive compensation accruals that were made in 2001; $108,000 in franchise tax; $51,000 in insurance; $75,000 in temporary help resulting from an increase in full-time employees; and $438,000 in deposit operations losses resulting from a robbery loss of approximately $200,000 in 2001 and a related insurance recovery of approximately $250,000 in 2002. These decreases were partially offset by increases of $100,000 in placement fees for newly hired employees, visa checkcard processing fees of $42,000, and charitable donations of $24,000.

     The $2.6 million decrease in non-staff expense during 2001 compared to 2000 was primarily due to lower legal and professional fees of $2.2 million, lower occupancy expense of $535,000, and lower data processing, and other noninterest expense of $163,000, that was partially offset by higher net real estate expense of $203,000, higher telecommunications expense of $43,000, and increased printing and supplies expense of $116,000.

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

     Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. Income tax expense for 2002 was $4.4 million, up approximately $800,000 or 22.4% from income tax of $3.6 million in 2001. Income tax expense for 2001 was up approximately $600,000 or 18.4% from income tax of $3.0 million in 2000. The effective income tax rates in 2002, 2001 and 2000 were 33.1%, 31.9%, and 35.4%, respectively. The Texas franchise tax was $153,252, $345,800, and $298,600 in 2002, 2001, and 2000, respectively. In 2002, the Company received a franchise tax refund as a result of a franchise tax audit conducted on tax years 1999, 2000, and 2001.

     Impact of Inflation

     The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “-Financial Condition — Interest Rate Sensitivity and Liquidity.”

Financial Condition

     Loan Portfolio

     Total loans were $527.8 million at December 31, 2002, up $34.7 million or 7.0% from $493.1 million at December 31, 2001. The increase in 2002 represented growth of $12.5 million in commercial and industrial loans, $23.3 million in real estate loans, partially offset by a decrease in consumer and other loans of $1.1 million. Total loans were $493.1 million at December 31, 2001, an increase of $9.4 million or 1.9% from $483.7 million at December 31, 2000. The $9.4 million increase in 2001 compared to 2000 was modest and represented slower than planned loan growth resulting from a combination of loan prepayments, softer loan demand, and the Company’s more conservative credit standards.

     For the years ended December 31, 2002, 2001, and 2000, the ratios of total loans to total deposits were 76.3%, 76.7%, and 77.3%, respectively. For the same periods, total loans represented 62.8%, 66.4%, and 65.7% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of December 31,

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$325,424	60.94%	$312,899	62.67%	$298,134	60.92%	$298,150	59.55%	$256,311	60.73%
Real estate mortgage
Residential	7,326	1.37	7,833	1.57	10,141	2.07	10,934	2.18	11,795	2.79
Commercial	165,608	31.01	131,022	26.24	128,242	26.20	126,363	25.24	103,677	24.57

	172,934	32.38	138,855	27.81	138,383	28.27	137,297	27.42	115,472	27.36

Real estate construction
Residential	10,589	1.99	5,962	1.19	7,542	1.54	11,348	2.27	10,842	2.57
Commercial	14,805	2.76	30,215	6.05	32,059	6.55	28,661	5.72	17,769	4.21

	25,394	4.75	36,177	7.24	39,601	8.09	40,009	7.99	28,611	6.78

Consumer and other	10,286	1.93	11,364	2.28	11,986	2.45	11,550	2.31	12,117	2.87
Factored receivables	—	—	—	—	1,297	0.27	13,700	2.73	9,506	2.26

Gross loans	534,038	100.00%	499,295	100.00%	489,401	100.00%	500,706	100.00%	422,017	100.00%

Less: unearned discounts, interest and deferred fees	(6,279)		(6,150)		(5,663)		(5,037)		(4,331)

Total loans	$527,759		$493,145		$483,738		$495,669		$417,686

     Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

     Commercial and Industrial Loans. The primary lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2002, approximately $234.6 million or 72.1% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2002, the Company’s commercial and industrial loan portfolio totaled $325.4 million or 60.9% of the gross loan portfolio.

     Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2002, the Company had a commercial mortgage portfolio of $165.6 million or 31.0% of the gross loan portfolio.

     Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2002, the Company had a real estate construction portfolio of $25.4 million or 4.8% of the gross loan portfolio, of which $10.6 million was residential and $14.8 million was commercial. While residential real estate and residential construction loan portfolios have decreased, the Company intends to continue this type of lending provided it can do so profitably.

     Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by Fannie Mae. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2002 was $24.0 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also makes five to seven year balloon residential mortgage loans primarily collateralized by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2002, the Company’s residential mortgage portfolio totaled $7.3 million.

     Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolio. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2002, the Company had $98.0 million in the retained portion of SBA loans, approximately $64.9 million of which was guaranteed by the SBA.

     For the SBA’s fiscal year ended September 30, 2002, the Company was the third largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume. For the SBA’s fiscal year ended September 30, 2001, the Company was the largest SBA loan originator in terms of dollar volume, and for each of the previous seven years, the Company has been the second largest SBA loan originator. SBA loan originations were $19.1 million and $20.2 million for the years ended December 31, 2002 and 2001, respectively. Another source of government guaranteed lending is B&I loans which are collateralized by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. These loans are for people of Chinese decent or origin, who are not mainland Chinese by birth and reside “overseas.” As of December 31, 2002, the Company’s OCCGF portfolio totaled $4.2 million.

     Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the

Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2002, the Company’s aggregate trade finance portfolio commitments totaled approximately $8.1 million.

     Consumer Loans. The Company offers a wide variety of loan products to retail customers through its branch network in Houston and Dallas. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan.

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

     Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company’s legal loan limit is individually $11.4 million, the Company generally does not make loans larger than $6.0 million. Loans are approved by lending officers pursuant to a lending authorization schedule which is based on each loan officer’s credit experience and portfolio. The Bank’s Loan Committee approves loans between $1.5 million and $2.0 million. The Director’s Credit Committee approves loans over $2.0 million. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures designed to minimize the risk of nonpayment with respect to outstanding loans are discussed under “-Nonperforming Assets”.

     The following table summarizes the industry concentrations (greater than 25% of capital) of the Company’s loan portfolio at December 31, 2002, 2001, and 2000:

	As of December 31,

	2002	2001	2000

Hotels/motels	$82,015	$87,991	$79,007
Retail centers	103,623	100,649	85,177
Restaurants	33,094	36,160	24,967
Apartment buildings	14,941	13,362	8,391
Convenience/gasoline stations	27,383	31,556	19,585
All other	272,982	229,577	272,274

Gross loans	$534,038	$499,295	$489,401

     The contractual maturity ranges of the commercial and industrial and real estate portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2002 are summarized in the following table:

	As of December 31, 2002

	One	After One
	Year or	Through	After Five
	Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$64,629	$170,047	$90,748	$325,424
Real estate mortgage:
Residential	1,906	2,943	2,477	7,326
Commercial	24,588	124,057	16,963	165,608
Real estate construction:
Residential	8,247	2,342	—	10,589
Commercial	993	8,914	4,898	14,805

Total	$100,363	$308,303	$115,086	$523,752

Loans with a predetermined interest rate	$19,786	$40,765	$16,022	$76,573
Loans with a floating interest rate	80,577	267,538	99,064	447,179

Total	$100,363	$308,303	$115,086	$523,752

     Nonperforming Assets

     The Company believes that it has procedures in place to maintain a high quality loan portfolio. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review of the loan portfolio by the Company’s internal loan review department (formally approved by the Board of Directors in the fourth quarter of 2001 and established in January 2002), review of the loan portfolio by an independent external loan review company as necessary, approval from the Directors Credit Committee for large credit relationships, and policy/administrative oversight by the Directors Loan Committee. The loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. Facilitiating the loan review process, loan review and problem resolution personnel were added during the first and second quarters of 2002. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrowers’ financial condition due to general economic and other factors. While future deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development avenues.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of management, full payment of loan principal or interest is in doubt. All loans past due 90 days are placed on nonaccrual status unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. In addition to nonaccrual loans, the Company evaluates on an ongoing basis additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.

     The Company updates appraisals on loans collateralized by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

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

     2002 versus 2001. Total nonperforming assets at December 31, 2002 and 2001 were $18.8 million and $5.6 million, respectively, an increase of $13.2 million. Nonaccrual loans at December 31, 2002 and 2001 were $17.2 million and $3.8 million, respectively, an increase of $13.4 million. Had these nonaccrual loans remained on an accrual basis, interest in the amount of approximately $657,000 and $202,000 would have been recorded on these loans during the years ended December 31, 2002 and 2001, respectively. The increase in nonperforming and nonaccrual loans primarily occurred during the first quarter of 2002 with approximately $9.0 million added to nonaccrual loans as part of an identification process that represents an integral part of an overall effort to improve credit quality. The largest of these loans were a $3.2 million hotel loan, a $1.2 million entertainment facility, and two restaurant loans of $1.4 million and $1.3 million. The $1.3 million restaurant loan paid off in July 2002 and the $1.4 million loan was paid off in January 2003. During the third quarter of 2002, a $5.1 million commercial loan to a wholesale food distributor was added to nonaccrual status. During the fourth quarter of 2002, a $1.1 million hotel loan and a $1.0 million convenience store loan were added to nonaccrual status.

     Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $3.3 million and $1.8 million at December 31, 2002 and 2001, respectively. Nonperforming assets, net of their guaranteed portions, were $15.5 million and $3.7 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 2.92% and 0.76% at December 31, 2002 and 2001, respectively. The ratios for net nonperforming assets to total assets were 1.84% and 0.50%, for the same periods, respectively.

     2001 versus 2000. Total nonperforming assets at December 31, 2001 and 2000 were $5.6 million and $3.0 million, respectively, an increase of $2.6 million. Nonaccrual loans at December 31, 2001 and 2000 were $3.8 million and $2.2 million, respectively, an increase of $1.5 million. The increases were primarily due to the slower economic conditions in 2001 in addition to the inability of one borrower to service its debt during this period. Nonperforming assets, net of their guaranteed portions of $1.8 million and $1.1 million, respectively, were $3.7 million and $1.9 million, at December 31, 2001 and 2000, respectively. The ratios for net nonperforming assets to total loans and other real estate were 0.76% and 0.40% at December 31, 2001 and 2000, respectively. The ratios for net nonperforming assets to total assets were 0.50% and 0.26%, for the same periods, respectively.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans	$17,209	$3,758	$2,225	$6,552	$3,329
Accruing loans 90 days or more past due	380	783	—	—	1,291
Other real estate (“ORE”) and other assets repossessed (“OAR”)	1,190	1,025	757	490	654

Total nonperforming assets	18,779	5,566	2,982	7,042	5,274
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(3,310)	(1,833)	(1,049)	(1,821)	(1,500)

Net nonperforming assets	$15,469	$3,733	$1,933	$5,221	$3,774

Total nonperforming assets to total loans and ORE/OAR	3.55%	1.13%	0.62%	1.42%	1.26%
Total nonperforming assets to total assets	2.24%	0.75%	0.40%	1.07%	0.90%
Net nonperforming assets to total loans and ORE/OAR	2.92%	0.76%	0.40%	1.05%	0.90%
Net nonperforming assets to total assets	1.84%	0.50%	0.26%	0.79%	0.64%

     During the first quarter of 2003, the Company added two loans to nonaccrual status. One loan, to a motel, in the amount of $3.4 million was added to nonaccrual status due to a lack of sufficient cash flows to service the debt. The guarantor on the loan continues to make the monthly payments, however there is no assurance he will continue to do so. A second loan in the amount of $1.2 million has also been placed on nonaccrual status primarily due to the borrower’s failure to make the required monthly payments.

     Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate to absorb estimated losses inherent in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the independent third party loan review function. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

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

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Average total loans outstanding	$505,495	$474,986	$486,549	$456,653	$368,394

Total loans outstanding at end of period	$527,759	$493,145	$483,738	$495,669	$417,686

Allowance for loan losses at beginning of period	$8,903	$9,271	$7,537	$6,119	$3,569
Provision for loan losses	3,853	3,799	7,508	5,550	3,377
Charge-offs:
Commercial and industrial	(2,721)	(4,075)	(1,479)	(3,563)	(237)
Real estate — mortgage	(271)	—	(23)	(32)	(114)
Real estate — construction	—	—	—	—	—
Consumer and other	(132)	(201)	(5,524)	(807)	(619)

Total charge-offs	(3,124)	(4,276)	(7,026)	(4,402)	(970)

Recoveries:
Commercial and industrial	450	54	901	94	77
Real estate — mortgage	20	11	8	—	17
Real estate — construction	—	—	—	—	16
Consumer and other	48	44	343	176	33

Total recoveries	518	109	1,252	270	143

Net loan charge-offs	(2,606)	(4,167)	(5,774)	(4,132)	(827)

Allowance for loan losses at end of period	$10,150	$8,903	$9,271	$7,537	$6,119

Ratio of allowance to end of period total loans	1.92%	1.81%	1.92%	1.52%	1.46%
Ratio of net loan charge-offs to end of period total loans	0.49%	0.84%	1.19%	0.83%	0.20%
Ratio of allowance to end of period nonperforming loans	57.71%	196.06%	416.67%	115.03%	132.45%

     For the years ended December 31, 2002, 2001, and 2000, net loan charge-offs were $2.6 million, $4.2 million, and $5.8 million, respectively. The significant charge-offs for the year 2002 were related to the restaurant and grocery categories. Approximately $1.0 million in charge-offs was related to full-service restaurants and approximately $572,000 was related to the grocery category. The largest individual charge-off for 2002 totaled approximately $250,000. Of the $4.2 million in charge-offs in 2001, $3.0 million was charged-off in the fourth quarter following a significant review of the loan portfolio. The significant charge-offs included in the $3.0 million were related to twelve credits, with the two largest being commercial operating lines of credit of $1.0 million and $900,000. Of the $5.8 million in charge-offs in 2000, $5.3 million was charged-off in May 2000 after it was discovered that the Bank had been a victim of a fraudulent factoring receivables scheme conducted by a customer of the Bank’s former subsidiary, Advantage Finance Corporation (“AFC”). In December 2000, the Bank sold the assets of AFC. The ratios of net loan charge-offs to total loans outstanding for the years ended December 31, 2002, 2001, and 2000 were 0.49%, 0.84%, and 1.19%, respectively. The Company seeks recovery on its charge-offs through all available channels. At December 31, 2002, 2001, and 2000 the allowance for loan losses aggregated $10.2 million, $8.9 million, and $9.3 million, respectively, or 1.92%, 1.81%, and 1.92% of total loans, respectively.

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$6,383	60.94%	$5,054	62.67%	$4,814	60.92%	$3,783	59.55%	$3,249	60.73%
Real estate — mortgage	2,285	32.38	1,947	27.81	758	28.27	823	27.42	725	27.36
Real estate — construction	355	4.75	274	7.24	230	8.09	204	7.99	139	6.78
Consumer and other	136	1.93	686	2.28	444	2.45	357	2.31	415	2.87
Factored receivables	—	—	—	—	20	0.27	243	2.74	266	2.25
Unallocated	991	—	942	—	3,005	—	2,127	—	1,325	—

Total allowance for loan losses	$10,150	100.00%	$8,903	100.00%	$9,271	100.00%	$7,537	100.00%	$6,119	100.00%

     Securities

     The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 2002, the fair value of securities net of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock was $260.0 million, an increase of $86.9 million or 50.2% from the fair value of net securities at December 31, 2001. At December 31, 2001, the fair value of securities net of FHLB and Federal Reserve Bank stock totaled $173.1 million, an increase of $34.2 million or 24.6% from $138.9 million at December 31, 2000. The increase in 2002 was primarily due to liquidity created from increased deposits, loan prepayments, and increased FHLB borrowings. The increase in 2001 was primarily due to liquidity created from increased deposits and loan prepayments in excess of loan funding requirements.

     At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. The Company does not have a trading account. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity until realized. On January 1, 2001, the Company reclassified its held-to-maturity investment securities to the available-for-sale category as allowed under SFAS 133. The adoption of SFAS 133 allowed this one-time reclassification of securities between held-to-maturity and available-for-sale.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

	As of December 31, 2002				As of December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,488	$50	$—	$2,538	$2,453	$122	$—	$2,575
Obligations of state and political subdivisions	22,059	591	(2)	22,648	25,045	183	(589)	24,639
Mortgage-backed securities and collateralized mortgage obligations	180,599	2,862	(151)	183,310	138,696	1,561	(671)	139,586
Other debt securities	2,378	33	(20)	2,391	3,229	20	(57)	3,192
Investment in ARM and CRA funds	48,982	169	—	49,151	3,094	1	—	3,095
FHLB and Federal Reserve Bank stock	4,380	—	—	4,380	3,143	—	—	3,143

Total securities	$260,886	$3,705	$(173)	$264,418	$175,660	$1,887	$(1,317)	$176,230

	As of December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$25,810	$154	$(296)	$25,668
Obligations of state and political subdivisions	9,560	149	(125)	9,584
Mortgage-backed securities and collateralized mortgage obligations	68,511	679	(432)	68,758
Other debt securities	3,010	79	(7)	3,082
FHLB and Federal Reserve Bank stock	4,924	—	—	4,924

Total securities	$111,815	$1,061	$(860)	$112,016

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the date shown:

	As of December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,969	$2	$(14)	$4,957
Obligations of state and political subdivisions	10,447	121	(158)	10,410
Mortgage-backed securities and collateralized mortgage obligations	13,797	238	(4)	14,031
Other debt securities	2,530	2	(49)	2,463

Total securities	$31,743	$363	$(225)	$31,861

     The following table summarizes the contractual maturity of investment securities at amortized cost (including federal funds sold and other temporary investments) and their weighted average yields. No tax-equivalent adjustments were made.

	As of December 31, 2002

			After One Year		After Five Years
	Within One		But Within Five		But Within Ten
	Year		Years		Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,488	7.10%	$—	—%	$—	—%	$—	—%	$2,488	7.10%
Obligations of state and political subdivisions	—	—	5,506	4.94	2,479	5.07	14,074	4.92	22,059	4.94
Mortgage-backed securities and collateralized mortgage obligations	—	—	1,286	4.59	34,492	4.99	144,821	3.99	180,599	4.19
Other debt securities	1,076	5.86	20	5.30	232	5.36	1,050	5.22	2,378	5.56
Investment in ARM and CRA funds	45,766	2.52	—	—	—	—	3,216	5.09	48,982	2.69
FHLB and Federal Reserve Bank stock	—	—	—	—	—	—	4,380	3.00	4,380	3.00

Total securities	$49,330	2.82%	$6,812	4.88%	$37,203	5.00%	$167,541	4.07%	$260,886	3.99%

     The following table summarizes the fair value and classification of securities:

	As of December 31,

	2002	2001	2000

	(Dollars in thousands)
Available-for-sale	$264,418	$176,230	$112,016
Held-to maturity	—	—	31,861

Total securities	$264,418	$176,230	$143,877

     The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA). These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are insured or guaranteed by the issuing agencies. Included in the Company’s mortgage-backed securities at December 31, 2002, 2001 and 2000, were $100.2 million, $89.2 million and $22.6 million, respectively, in agency-issued collateral mortgage obligations (CMOs).

     As of December 31, 2002, 2001 and 2000, 80.2%, 81.1%, and 88.9%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2002, approximately $44.3 million or 24.5% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

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

     Deposits

     The Company’s lending and investing activities are funded principally by deposits. At December 31, 2002, 52.2% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 26.9% were interest-bearing savings, NOW, and money market accounts and 20.9% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2002 were $691.4 million compared with $642.8 million at December 31, 2001 and $625.9 million at December 31, 2000. This represents annual increases over the two-year period of $48.6 million or 7.6% and $16.9 million or 2.7%, respectively.

     Average noninterest-bearing demand deposits for the year ended December 31, 2002 were $132.7 million, an increase of $23.1 million or 21.1%, compared with $109.6 million for the same period in 2000. Average noninterest-bearing demand deposits for the year ended December 31, 2001 compared with the same period in 2000 increased $7.1 million or 6.9% from $102.5 million.

     Average interest-bearing deposits for the year ended December 31, 2002 were $524.1 million, an increase of $6.8 million or 1.3%, compared with $517.3 million for the same period in 2000. Average interest-bearing deposits for the year ended December 31, 2001 compared with the same period in 2000 increased $29.7 million or 6.1% from $487.7 million.

     Average total deposits for the year ended December 31, 2002 were $656.8 million, an increase of $29.9 million or 4.8%, compared with $626.9 million for the same period in 2001. Average total deposits for the year ended December 31, 2001 compared with the same period in 2000 increased $36.8 million or 6.2%.

     The increases in deposits during 2002 and 2001 were primarily the result of continued “relationship banking” initiatives. The Company’s ratios of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2002, 2001 and 2000 were 20.2%, 17.5%, and 17.4%, respectively.

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

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented below:

	Years Ended December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing deposits:
Money market checking	$71,059	1.18%	$54,694	2.21%	$42,888	2.99%
Savings and money market deposits	110,372	1.25	102,268	2.27	96,520	3.35
Time deposits less than $100,000	176,941	2.69	182,588	5.13	185,310	5.89
Time deposits $100,000 and over	165,766	3.52	177,782	5.42	162,955	5.92

Total interest-bearing deposits	524,138	2.44	517,332	4.36	487,673	5.14
Non interest-bearing deposits	132,686	—	109,638	—	102,544	—

Total deposits	$656,824	1.95%	$626,970	3.59%	$590,217	4.25%

     The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity:

As of
December 31, 2002

(Dollars in thousands)
Three months or less	$45,996
Over three through six months	41,330
Over six through 12 months	66,884
Over 12 months	40,477

Total	$194,687

Other Borrowings

     Other borrowings include $25.0 million of loans from the FHLB of Dallas, maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum until the fifth anniversary at which time they may be repaid or the interest rate may be renegotiated.

     Other borrowings also include several FHLB advances obtained in 2002 to acquire mortgage-related securities in order to increase earning assets. These borrowings were $40.2 million at December 31, 2002 with maturities ranging from one month to two years and carried a weighted average interest rate of 1.85%.

     Additionally, the Company had several unused, uncollateralized lines of credit with correspondent banks totaling $15.0 million, $15.0 million, and $5.0 million at December 31, 2002, 2001, and 2000, respectively.

     The following table presents the categories of other borrowings by the Company:

	As of December 31,

	2002	2001	2000

	(Dollars in thousands)
Federal funds purchased:
on December 31,	$—	$—	$—
average during the year	162	1	14,957
maximum month end balance during the year	—	—	20,000
FHLB notes:
on December 31,	$65,200	$25,000	$25,000
average during the year	52,343	25,000	27,268
maximum month end balance during the year	69,700	25,000	35,000
Other short-term borrowings:
on December 31,	$574	$195	$573
average during the year	551	570	532
maximum month end balance during the year	713	555	577

     At December 31, 2002, the following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations):

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Federal Reserve TT&L	$574	$—	$—	$—	$574
Short-term borrowings	32,200	—	—	—	32,200
Long-term borrowings	—	8,000	—	25,000	33,000

Total borrowing obligations	32,774	8,000	—	25,000	65,774
Operating lease obligations	867	1,645	466	334	3,312

Total contractual obligations	$33,641	$9,645	$466	$25,334	$69,086

     Interest Rate Sensitivity and Market Risk

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

     Interest rate risk is managed by the Asset and Liability Committee (“ALCO”) which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify, monitor, manage or exploit the risks.

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

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2002:

	Volumes Subject to Repricing

							Greater
	0-30	31-180	181-365	1-3	3-5	5-10	than 10
	days	days	days	years	years	years	years	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$61,541	$66,013	$56,490	$38,618	$21,150	$16,070	$156	$260,038
Total loans	391,923	65,259	25,741	37,956	5,767	1,102	11	527,759
Federal funds sold and other temporary investments	38,186	—	—	—	—	—	—	38,186

Total interest-bearing assets	491,650	131,272	82,231	76,574	26,917	17,172	167	825,983

Interest-bearing liabilities:
Demand, money market and savings deposits	—	16,728	16,728	57,619	39,032	55,761	—	185,868
Time deposits	36,793	146,112	113,666	59,914	4,399	65	—	360,949
Federal funds purchased	—	—	—	—	—	—	—	—
Other borrowings	18,274	9,200	5,300	8,000	—	25,000	—	65,774

Total interest-bearing liabilities	55,067	172,040	135,694	125,533	43,431	80,826	—	612,591

Period GAP	$436,583	$(40,768)	$(53,463)	$(48,959)	$(16,514)	$(63,654)	$167	$213,392

Cumulative GAP	$436,583	$395,815	$342,352	$293,393	$276,879	$213,225	$213,392

Period GAP to total assets	51.97%	(4.85)%	(6.36)%	(5.83)%	(1.97)%	(7.58)%	0.02%
Cumulative GAP to total assets	51.97%	47.12%	40.75%	34.93%	32.96%	25.38%	25.40%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	892.83%	274.29%	194.36%	160.08%	152.07%	134.81%	111.04%

     The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $436.6 million (1-30 days), $395.8 million (31-180 days) and $342.4 million (181-365 days), respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. GAP reflects a one-day position that is continually changing and is not indicative of the

Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company’s Rate Committee and the ALCO review the Company’s interest rate risk position on a weekly and monthly basis, respectively.

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

     Presented below, as of December 31, 2002, is an analysis of the Company’s interest rate risk as measured by changes in EVE for parallel shifts of 200 basis points in market interest rates:

			EVE as a % of
			Present Value of Assets
	$ Change in EVE
Change in Rates	(Dollars in thousands)	% Change in EVE	EVE Ratio	Change

-200 bp	$(19,812)	(20.26)%	9.16%	(242) bp
0 bp	—	—	11.58%	—
+200 bp	7,364	7.53%	12.73%	115 bp

     The percentage change in EVE as a result of a 200 basis point decrease in interest rates at December 31, 2002 was (20.26)% compared with (10.00)% as of December 31, 2001. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 2002 of 7.53% compared with (9.93)% as of December 31, 2001. In 2002, the Bank conducted a study to determine the average life of its non-maturity deposits. The resulting conclusion was that the non-maturity deposits have a longer average life than was previously assumed and reflected in previous EVE calculations. This new assumption was reflected in the EVE at December 31, 2002.

     In 2002, the investment portfolio experienced a significant amount of mortgage-backed security prepayments and agency security calls as a result of interest rate declines. The proceeds from these cash flows were generally invested in shorter-term securities resulting in a shortening in the weighted-average life of the portfolio. The shorter duration should mitigate future portfolio price depreciation as interest rates increase.

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

     The prime rate in effect for December 31, 2002 and December 31, 2001 was 4.25% and 4.75%, respectively. In November 2002, the Federal Reserve lowered interest rates 50 basis points. During 2001, the Federal Reserve lowered interest rates eleven times for a total of 475 basis points.

     Liquidity

     Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are met primarily by financing activities, which consist mainly of growth in deposits, supplemented by available-for-sale investment securities, other borrowings and earnings through operating activities. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

     The Company uses federal funds purchased and other borrowings as funding sources and in its management of interest rate risk. Federal funds purchased generally represent overnight borrowings. Other borrowings principally consist of U.S. Treasury tax note option accounts that have maturities of 14 days or less and borrowings from the FHLB.

     FHLB advances may be utilized from time to time as either a short-term funding source or a longer-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for several borrowing programs through the FHLB. The first, a short-term borrowing program, requires delivery of eligible securities for collateral. Maturities under this program range from one to 365 days. The Company currently maintains most of its investment securities in safekeeping at the FHLB of Dallas.

     Under another borrowing program, long-term borrowings are available to the Company from the FHLB. These borrowings have maturities greater than one year and are collateralized first by FHLB stock, second by the Company’s one to four family mortgage loans and third by the Company’s investment securities in safekeeping at the FHLB. Borrowings collateralized by the Company’s one to four family mortgage loans are limited to 75% of the loan value. At December 31, 2002, the Company had $65.2 million in borrowings under this program.

     Off-Balance Sheet Arrangements

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Unfunded loan commitments including unfunded lines of credit at December 31, 2002 and 2001 aggregated approximately $74.9 million and $64.4 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2002 and 2001 totaled $10.4 million and $3.6 million, respectively. Operating leases at December 31, 2002 and 2001 totaled $3.3 million and $3.5 million, respectively.

     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2002 is presented below:

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$74,937	$—	$—	$—	$74,937
Standby letters of credit	2,668	228	—	—	2,896
Commercial letters of credit	7,541	—	—	—	7,541
Operating leases	867	1,645	466	334	3,312

Total financial instruments with off-balance sheet risk	$86,013	$1,873	$466	$334	$88,686

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

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the OCC’s prompt corrective action regulations. See “Business-Supervision and Regulation-The Company” and “-The Bank.”

     Shareholders’ equity at December 31, 2002 was $74.5 million, an increase of $9.2 million or 14.2% compared to shareholders’ equity of $65.2 million at December 31, 2001. This increase was primarily the result of net income of $8.8 million, common and treasury stock issuances of approximately $100,000, and a net unrealized gain on securities of approximately $2.0 million that was partially offset by dividend payments of $1.7 million.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2002 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To be Well Capitalized	Actual
	for Capital		under Prompt Corrective	Ratio at
	Adequacy Purposes		Action Provisions	December 31, 2002

The Company
Leverage ratio	4.00	%(1)	N/A	8.58%
Tier 1 risk-based capital ratio	4.00%		N/A	12.71%
Risk-based capital ratio	8.00%		N/A	13.97%
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.20%
Tier 1 risk-based capital ratio	4.00%		6.00%	12.16%
Risk-based capital ratio	8.00%		10.00%	13.41%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

     Critical Accounting Policies

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See—“Financial Condition — Allowance for Loan Losses”.

New Accounting Pronouncements

     On October 24, 2002, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for impairment of core deposits. It is effective for acquisitions after October 1, 2002. The Company does not expect the adoption of this standard to have any effect on its financial condition or results of operations.

     On December 31, 2002, the FASB approved SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, it amends the Accounting Research Bulletin (“ARB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002 the maximum potential amount of future payments is $2.9 million. See “Note 12 — Off-Balance Sheet Risk” for a discussion of significant guarantees that have been entered into by the Company. The Company does not expect the requirements of FIN No. 45 to have a material effect on its financial condition or results of operations.

     On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable Interest entities. FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not determined the impact this interpretation will have on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     For information regarding the market risk of the Company’s financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Market Risk.” The Company’s principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 47 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

     Quarterly Financial Data

     The following table represents summarized data for each of the quarters in fiscal 2002 and 2001 (in thousands, except per share data):

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$11,865	$12,298	$12,354	$11,687	$12,767	$13,425	$14,196	$15,063
Interest expense	3,532	3,610	3,596	3,891	4,683	5,549	6,417	7,150

Net interest income	8,333	8,688	8,758	7,796	8,084	7,876	7,779	7,913
Provision for loan losses	1,533	750	970	600	2,609	407	356	427

Net interest income after provision for loan losses	6,800	7,938	7,788	7,196	5,475	7,469	7,423	7,486
Noninterest income	2,261	2,440	2,297	2,476	2,106	2,112	2,339	2,102
Noninterest expense	6,023	6,519	6,892	6,623	6,154	6,170	6,620	6,439

Income before income taxes	3,038	3,859	3,193	3,049	1,427	3,411	3,142	3,149
Provision for income taxes	1,060	1,329	1,003	958	362	1,103	1,019	1,069

Net income	$1,978	$2,530	$2,190	$2,091	$1,065	$2,308	$2,123	$2,080

Earnings per share:
Basic	$0.28	$0.36	$0.31	$0.30	$0.15	$0.33	$0.30	$0.30
Diluted	$0.28	$0.35	$0.30	$0.29	$0.15	$0.33	$0.30	$0.30
Weighted average shares outstanding:
Basic	7,031	7,026	7,020	7,020	7,016	7,003	6,990	6,981
Diluted	7,179	7,147	7,140	7,140	7,127	7,081	7,001	7,028
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     The information required by this item has previously been reported in a Current Report on Form 8-K, as amended, the Company filed with the Securities and Exchange Commission on August 20, 2002.

PART III

Item 10. Directors and Executive Officers of the Company

     The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2003 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

     The information under the caption “Executive Compensation and Other Matters” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Interests of Management and Others in Certain Transactions” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Controls and Procedures

     Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 10-K

Consolidated Financial Statements and Financial Statement Schedules

     Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 47 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Accountants
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Comprehensive Income for the Years Ended
     December 31, 2002, 2001, and 2000
Consolidated Statements of Changes in Shareholders’ Equity for the Years
     Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10.1	Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7†	First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.8†	Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.9†	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche L.L.P.

99.1*	Certification of President pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 fo the Sarbanes Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 2002:

(1)	Current report on Form 8-K filed October 24, 2002 announcing the release of the Company’s earnings for the third quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 28, 2003.

MetroCorp Bancshares, Inc.

By:	/s/ Allen D. Brown Allen D. Brown President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 28, 2003.

Signature	Title

/s/ Don J. Wang Don J. Wang	Chairman of the Board

/s/ Allen D. Brown Allen D. Brown	Director and President (principal executive officer)

/s/ David Tai David Tai	Director

/s/ David D. Rinehart David D. Rinehart	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)

Tiong L. Ang	Director

/s/ Helen F. Chen Helen F. Chen	Director

/s/ Tommy F. Chen Tommy F. Chen	Director

/s/ May P. Chu May P. Chu	Director

/s/ George M. Lee George M. Lee	Director

/s/ John Lee John Lee	Director

/s/ Joe Ting Joe Ting	Director

CERTIFICATIONS

I, Allen D. Brown, President of the registrant, certify that:

1.     I have reviewed this annual report on Form 10-K of MetroCorp Bancshares, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ Allen D. Brown

President

I, David D. Rinehart, Chief Financial Officer of the registrant, certify that:

1.     I have reviewed this annual report on Form 10-K of MetroCorp Bancshares, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ David D. Rinehart

Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

Report of Independent Accountants

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of MetroCorp Bancshares, Inc. and subsidiaries (the “Company”) at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

February 28, 2003
Houston, Texas

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of MetroCorp Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of their operations and their cash flows for each of the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 20, 2002
Houston, Texas

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Cash and due from banks	$30,195	$34,428
Federal funds sold and other temporary investments	7,991	23,678

Total cash and cash equivalents	38,186	58,106
Securities available-for-sale, at fair value	260,038	173,087
Other investments	4,380	3,143
Loans, net of allowance for loan losses of $10,150 and $8,903, respectively	517,609	484,242
Premises and equipment, net	5,841	5,623
Accrued interest receivable	3,391	3,602
Deferred income taxes	4,584	5,471
Customers’ liability on acceptances	4,080	4,605
Foreclosed assets, net	1,190	1,025
Other assets	766	3,270

Total assets	$840,065	$742,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$144,544	$127,299
Interest-bearing	546,817	515,452

Total deposits	691,361	642,751
Other borrowings	65,774	25,195
Accrued interest payable	717	863
Income taxes payable	(671)	(608)
Acceptances outstanding	4,080	4,605
Other liabilities	4,341	4,139

Total liabilities	765,602	676,945

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,195,927 shares and 7,187,423 shares issued and 7,031,882 shares and 7,017,823 shares outstanding at December 31, 2002 and 2001, respectively	7,196	7,187
Additional paid-in-capital	26,344	26,144
Retained earnings	39,938	32,834
Accumulated other comprehensive income	2,354	376
Treasury stock, at cost	(1,369)	(1,312)

Total shareholders’ equity	74,463	65,229

Total liabilities and shareholders’ equity	$840,065	$742,174

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Interest income:
Loans	$37,987	$43,926	$52,280
Securities:
Taxable	9,080	8,356	7,313
Tax-exempt	1,160	1,177	1,046
Federal funds sold and other investments	484	1,992	2,827

Total interest income	48,711	55,451	63,466

Interest expense:
Time deposits	10,595	19,003	20,444
Demand and savings deposits	2,215	3,531	4,514
Other borrowings	1,818	1,265	2,318

Total interest expense	14,628	23,799	27,276

Net interest income	34,083	31,652	36,190
Provision for loan losses	3,853	3,799	7,508

Net interest income after provision for loan losses	30,230	27,853	28,682

Noninterest income:
Service fees	6,670	6,360	4,752
Other loan-related fees	1,405	1,063	1,271
Letters of credit commissions and fees	610	655	583
Gain on sale of securities, net	34	189	2
Other noninterest income	248	393	424

Total noninterest income	8,967	8,660	7,032

Noninterest expense:
Salaries and employee benefits	14,746	13,180	12,447
Occupancy and equipment	5,089	5,189	5,724
Foreclosed assets, net	680	153	(50)
Data processing	94	86	154
Other noninterest expense	5,449	6,775	8,955

Total noninterest expense	26,058	25,383	27,230

Income before provision for income taxes	13,139	11,130	8,484
Provision for income taxes	4,350	3,553	3,001

Net income	$8,789	$7,577	$5,483

Earnings per common share:
Basic	$1.25	$1.08	$0.79
Diluted	$1.23	$1.07	$0.79
Weighted average shares outstanding:
Basic	7,024	6,998	6,972
Diluted	7,154	7,059	6,973
Dividends per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2002	2001	2000

Net income	$8,789	$7,577	$5,483
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of tax:
Unrealized holding gains arising during the period	2,000	380	3,295
Less: Reclassification adjustment for gains included in net income	(22)	(125)	(29)

Other comprehensive income	1,978	255	3,266

Total comprehensive income	$10,767	$7,832	$8,749

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2002, 2001 and 2000
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total

Balance at January 1, 2000	7,102	$7,122	$25,646	$23,124	$(3,145)	$(167)	$52,580
Issuance of common stock	58	58	387	—	—	—	445
Repurchase of common stock	(181)	—	—	—	—	(1,402)	(1,402)
Net income	—	—	—	5,483	—	—	5,483
Other comprehensive income	—	—	—	—	3,266	—	3,266
Dividends ($0.24 per share)	—	—	—	(1,671)	—	—	(1,671)

Balance at December 31, 2000	6,979	7,180	26,033	26,936	121	(1,569)	58,701

Issuance of common stock	7	7	52	—	—	—	59
Re-issuance of treasury stock	31	—	59	—	—	257	316
Net income	—	—	—	7,577	—	—	7,577
Other comprehensive income	—	—	—	—	255	—	255
Dividends ($0.24 per share)	—	—	—	(1,679)	—	—	(1,679)

Balance at December 31, 2001	7,017	7,187	26,144	32,834	376	(1,312)	65,229

Issuance of common stock	9	9	67	—	—	—	76
Re-issuance of treasury stock	37	—	133	—	—	292	425
Repurchase of common stock	(31)	—	—	—	—	(349)	(349)
Net income	—	—	—	8,789	—	—	8,789
Other comprehensive income	—	—	—	—	1,978	—	1,978
Dividends ($0.24 per share)	—	—	—	(1,685)	—	—	(1,685)

Balance at December 31, 2002	7,032	$7,196	$26,344	$39,938	$2,354	$(1,369)	$74,463

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$8,789	$7,577	$5,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,435	1,636	2,105
Provision for loan losses	3,853	3,799	7,508
Gain on securities sales	(34)	(189)	(2)
Loss (gain) on sale of foreclosed assets	640	115	(50)
(Gain) loss on sale of premises and equipment	(5)	—	4
Amortization of premiums and discounts on securities	1,332	39	(64)
Amortization of deferred loan fees and discounts	142	507	625
Deferred income taxes	(121)	195	(963)
Changes in:
Accrued interest receivable	211	669	(416)
Accrued interest payable	(146)	(953)	258
Income taxes payable	(63)	(1,279)	671
Other liabilities	225	(16,631)	15,204
Other assets	2,506	2,312	634

Net cash provided by (used in) operating activities	18,764	(2,203)	30,997

Cash flows from investing activities:
Purchases of securities available-for-sale	(179,932)	(111,207)	(49,398)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	93,406	79,273	17,336
Proceeds from maturities and principal paydowns of securities held-to-maturity	—	—	3,367
Net change in loans	(38,826)	(15,542)	3,271
Proceeds from sale of foreclosed assets	659	1,078	2,044
Proceeds from sale of premises and equipment	5	—	25
Purchases of premises and equipment	(1,653)	(684)	(603)

Net cash used in investing activities	(126,341)	(47,082)	(23,958)

Cash flows from financing activities:
Net change in:
Deposits	48,610	16,845	81,470
Other borrowings	40,579	(378)	(30,063)
Proceeds from issuance of common stock	76	59	445
Treasury stock sold	425	316	—
Treasury stock purchased	(349)	—	(1,402)
Dividends paid	(1,684)	(1,677)	(1,679)

Net cash provided by financing activities	87,657	15,165	48,771

Net (decrease) increase in cash and cash equivalents	(19,920)	(34,120)	55,810
Cash and cash equivalents at beginning of period	58,106	92,226	36,416

Cash and cash equivalents at end of period	$38,186	$58,106	$92,226

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     The consolidated financial statements of MetroCorp Bancshares, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiary, MetroBank, National Association (the “Bank”). The Bank was formed in 1987 and is engaged in commercial banking activities through its fourteen branches in Houston and Dallas, Texas

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

Use of Estimates

     These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonable estimated. Actual results could differ from those estimates.

Principles of Consolidation

     All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other temporary investments with original maturities of less than three months.

Securities

     Investments in securities for which the Company has both the ability and intent to hold to maturity are classified as investments held-to-maturity and are stated at amortized cost. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the effective-interest method. Investments in securities which management believes may be sold prior to maturity are classified as investments available-for-sale and are stated at fair value. Unrealized net gains and losses, net of the associated deferred income tax effect, are excluded from income and reported as a separate component of shareholders’ equity in “Accumulated other comprehensive income.” Realized gains and losses from sales of investments available-for-sale are recorded on the trade date and determined using the specific identification method.

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

     Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management’s opinion, collection of principal and interest is not likely to be made in accordance with a loan’s contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgement, future payments are reasonably assured.

     A loan, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. A creditor may use existing methods for recognizing interest income on impaired loans. The Bank recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

     The allowance for loan losses related to impaired loans is determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Other Real Estate

     Other real estate consists of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated costs to sell. On an ongoing basis they are carried at the lower of cost or fair value minus estimated costs to sell based on appraised value. Operating expenses, net of related revenue and gain and losses on sale of such assets, are reported in noninterest expense.

Other Borrowings

     Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less and Federal Home Loan Bank (FHLB) borrowings.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

     The Company provides for an asset and liability approach to income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In estimating future tax consequences, all expected future events other than enactments of changes in tax laws or rates are considered.

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

     As part of the Bank’s interest rate risk management, loans of approximately $316.7 million and $269.3 million, at December 31, 2002 and 2001, respectively, contain interest rate floors to reduce the unfavorable impact to the Bank during interest rate declines. The weighted average interest rate on these loans at December 31, 2002 was 6.58% and the interest rate floors ranged from 4.75% to 11.0%.

Stock Compensation

     The Company grants stock options under several stock-based incentive compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for such plans. The Company utilizes the intrinsic value method for its stock compensation plans. No compensation cost is recognized for fixed stock options in which the exercise price is equal to or greater than the estimated market price on the date of grant. In 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123.

     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands except per share amounts):

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001	2000

Net income:
As reported	$8,789	$7,577	$5,483
Pro forma	$8,681	$7,546	$5,479
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—
Pro forma	$108	$31	$4
Basic earnings per common share:
As reported	$1.25	$1.08	$0.79
Pro forma	$1.24	$1.07	$0.79
Diluted earnings per common share:
As reported	$1.23	$1.08	$0.79
Pro forma	$1.21	$1.07	$0.79

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Derivatives

     In order to limit interest rate risk exposure the Company enters into interest rate swap agreements. Under the swap agreements, the Company agrees to make fixed rate payments and receive variable rate payments on specified notional amounts. Notional amounts of interest rate swap and cap agreements do not represent exposure to credit loss.

     On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", as amended. Under SFAS No. 133, derivatives must be measured at fair value and recognized as either assets or liabilities in the consolidated balance sheets. In addition, hedge accounting should only be provided for those transactions that meet certain specified criteria. The accounting for changes in fair value of a derivative is dependent upon the use in relation to the Company’s hedging of its interest rate exposure. To the extent the interest rate swaps qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in accumulated other comprehensive income until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the interest rate swaps do not qualify for hedge accounting treatment, the gain or loss due to changes in fair value is recognized in the consolidated statement of income, but is generally offset by unrecognized changes in the value of the underlying exposure. Prior to adoption of SFAS No. 133, the amount paid or received on interest rate swap agreements was recorded in interest income/expense as paid/received.

     The Bank entered into two callable interest rate swaps in 1999 which were designated fair value hedges under SFAS No. 133. Amounts receivable or payable based on the interest rate differentials of interest rate swaps are accrued monthly and are reflected in interest expense. At December 31, 2000, the fair value of the swaps was estimated to be ($35,000). In the first quarter of 2001, the swaps were called as a result of declining market interest rates and there were no outstanding swaps as of December 31, 2001 or 2002.

Off-Balance Sheet Instruments

     The Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Pronouncements

     On October 24, 2002, the FASB approved SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for impairment of core deposits. It is effective for acquisitions after October 1, 2002. The Company does not expect the adoption of this standard to have any effect on its financial condition or results of operations.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     On December 31, 2002, the FASB approved SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, it amends the Accounting Research Bulletin (“ARB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002 the maximum potential amount of future payments is $2.9 million. See “ Note 12 — Off-Balance Sheet Risk” for a discussion of significant guarantees that have been entered into by the Company. The Company does not expect the requirements of FIN No. 45 to have a material effect on its financial condition or results of operations.

     On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not determined the impact this interpretation will have on its financial condition or results of operations.

     Reclassifications

     Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

2.     Cash and Cash Equivalents

     The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances.

3.     Securities

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2002

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S government agencies	$2,488	$50	$—	$2,538
Obligations of state and political subdivisions	22,059	591	(2)	22,648
Mortgage-backed securities and collateralized mortgage obligations	180,599	2,862	(151)	183,310
Other debt securities	2,378	33	(20)	2,391
Investment in ARM and CRA funds	48,982	169	—	49,151
FHLB and Federal Reserve Bank stock(1)(2)	4,380	—	—	4,380

Total securities	$260,886	$3,705	$(173)	$264,418

	As of December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S government agencies	$2,453	$122	$—	$2,575
Obligations of state and political subdivisions	25,045	183	(589)	24,639
Mortgage-backed securities and collateralized mortgage obligations	138,696	1,561	(671)	139,586
Other debt securities	3,229	20	(57)	3,192
Investment in ARM and CRA funds	3,094	1	—	3,095
FHLB and Federal Reserve Bank stock(1)(2)	3,143	—	—	3,143

Total securities	$175,660	$1,887	$(1,317)	$176,230

(1)	FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2)	Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank Policy.

     The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years ended December 31,

	2002	2001	2000

Amortized cost	$18,981	$37,059	$11,153
Proceeds	19,015	37,248	11,231
Gross realized gains	98	201	121
Gross realized losses	64	12	119

     Investments carried at approximately $1.8 million and $2.9 million at December 31, 2002 and 2001, respectively, were pledged to collateralize public deposits and short-term borrowings of approximately $1.6 million and $780,000, respectively. Additionally, investments in the securities portfolio carried at approximately $34.5 million and $35.0 million were pledged as collateral for other borrowings at December 31, 2002 and 2001, respectively.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2002, future contractual maturities of securities are as follows (in thousands):

	Securities
	available-for-sale

	Amortized	Fair
	cost	value

Within one year	$3,565	$3,636
Within two to five years	5,526	5,597
Within six to ten years	2,710	2,803
After ten years	15,124	15,541
Mortgage-backed securities and collateralized mortgage obligations	180,599	183,310

Debt securities	207,524	210,887
Investment in ARM and CRA funds	48,982	49,151
FHLB and Federal Reserve Bank stock	4,380	4,380

Total securities	$260,886	$264,418

     The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

     The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2002 or 2001.

4.     Loans and Allowance for Loan Losses

     The Bank makes commercial, real estate and other loans to commercial and individual customers throughout the markets it serves in Texas.

     The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,

	2002	2001

Commercial and industrial	$325,424	$312,899
Real estate-mortgage	172,934	138,855
Real estate-construction	25,394	36,177
Consumer and other	10,286	11,364

Gross loans	534,038	499,295
Unearned discounts and interest	(805)	(1,034)
Deferred loan fees	(5,474)	(5,116)

Total loans	527,759	493,145
Allowance for loan losses	(10,150)	(8,903)

Loans, net	$517,609	$484,242

Variable rate loans	$447,655	$391,866
Fixed rate loans	86,383	107,429

Gross loans	$534,038	$499,295

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Although the Bank’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2002 and 2001, the Bank’s loan portfolio consisted of concentrations in the following industries. With the exception of the concentration in apartment buildings, all such amounts represent a concentration greater than 25% of capital (in thousands):

	As of December 31,

	2002	2001

Hotels/motels	$82,015	$87,991
Retail centers	103,623	100,649
Restaurants	33,094	36,160
Apartment buildings	14,941	13,362
Convenience/gasoline stations	27,383	31,556
All other	272,982	229,577

Gross loans	$534,038	$499,295

     Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,

	2002	2001

Balance at beginning of year	$8,903	$9,271
Provision for loan losses	3,853	3,799
Charge-offs	(3,124)	(4,276)
Recoveries	518	109

Balance at end of year	$10,150	$8,903

     Loans for which the accrual of interest has been discontinued totaled approximately $17.2 million and $3.8 million at December 31, 2002 and 2001, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $657,000 and $202,000 would have been accrued on these loans during the years ended December 31, 2002 and 2001, respectively.

     Included in other assets on the balance sheet at December 31, 2002 and 2001 is $105,000 and $2.5 million, respectively, due from the SBA, the Export Import Bank of the United States (“Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan. These amounts represent the guaranteed portions of loans previously charged-off.

     The recorded investment in loans for which impairment has been recognized and the related specific allowance for loan losses on such loans at December 31, 2002 and 2001, is presented below (in thousands):

	Real Estate	Commercial	Consumer	Total

December 31, 2002
Impaired loans having related allowance for loan losses	$—	$17,101	$108	$17,209
Less: Allowance for loan losses	—	(3,224)	(54)	(3,278)
Less: Guaranteed portion (SBA, OCCGF and Ex-Im Bank)	—	(3,310)	—	(3,310)

Impaired loans, net of allowance for loan losses and guarantees	$—	$10,567	$54	$10,621

December 31, 2001
Impaired loans having related allowance for loan losses	$199	$3,537	$22	$3,758
Less: Allowance for loan losses	(10)	(453)	(11)	(474)
Less: Guaranteed portion (SBA, OCCGF and Ex-Im Bank)	—	(1,833)	—	(1,833)

Impaired loans, net of allowance for loan losses and guarantees	$189	$1,251	$11	$1,451

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $17.2 million and $3.8 million, respectively. The related amount of interest income recognized while the loans were impaired approximated $215,000 and $202,000 for the years ended December 31, 2002 and 2001, respectively.

     Additionally, at December 31, 2002, loans with a value of approximately $30.7 million were available as collateral under a blanket loan agreement with the Federal Home Loan Bank of Dallas. At December 31, 2002, there were no loans specifically pledged to collateralize borrowed funds.

5.     Premises and Equipment

     Premises and equipment are summarized as follows (in thousands):

	Estimated useful	As of December 31,
	lives (in years)	2002	2001

Furniture, fixtures and equipment	3-10	$11,633	$10,149
Building and improvements	3-20	4,018	4,010
Land	—	1,679	1,679
Leasehold improvements	5	2,655	2,535

		19,985	18,373
Accumulated depreciation		(14,144)	(12,750)

Premises and equipment, net		$5,841	$5,623

6.     Interest-Bearing Deposits

     The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,

	2002	2001

Interest-bearing demand deposits	$78,147	$66,164
Savings and money market accounts	107,722	107,095
Time deposits less than $100,000	166,261	168,985
Time deposits $100,000 and over	194,687	173,208

Interest-bearing deposits	$546,817	$515,452

     At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

2003	$296,569
2004	46,292
2005	13,623
2006	1,022
2007	3,377
After 2007	65

$360,948

     The Bank had no brokered deposits as of December 31, 2002 and $5.1 million in brokered deposits as of December 31, 2001. There were no major deposit concentrations as of December 31, 2002 or 2001.

7.     Other Borrowings

     Other borrowings include $25.0 million of loans from the FHLB of Dallas, maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum until the fifth anniversary at which time they may be repaid or the interest rate may be renegotiated.

     Other borrowings also include several FHLB advances obtained in 2002 to acquire mortgage-related securities in order to increase earning assets. These borrowings were $40.2 million at December 31, 2002 with maturities ranging from one month to two years and carried a weighted average interest rate of 1.85%.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a schedule by year of payments required on the Company's FHLB borrowings (in thousands):

Year	Amount

2003	$32,200
2004	8,000
2005	—
2006	—
2007	—
After 2007	25,000

$65,200

     Other short-term borrowings at December 31, 2002 and 2001 consist of $574,000 and $195,000, respectively, in Treasury, Tax and Loan (“TT&L) payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.

     Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at December 31, 2002 and 2001.

8.     Income Taxes

     Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,

	2002	2001

Deferred Tax Assets:
Allowance for loan losses	$3,451	$3,151
Recognition of deferred loan fees	1,861	1,740
Depreciation	1,011	1,036
Recognition of interest on nonaccrual loans	640	319

Gross deferred tax assets	6,963	6,246

Deferred Tax Liabilities:
Unrealized gains on investments securities available-for-sale, net	1,201	193
FHLB stock dividends	374	345
Other	804	237

Gross deferred tax liabilities	2,379	775

Net deferred tax asset	$4,584	$5,471

     The Bank has not provided a valuation allowance for the net deferred tax asset at December 31, 2002 and 2001 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

     Components of the provision for income taxes are as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Current provision for federal income taxes	$4,471	$3,358	$3,964
Deferred federal income tax provision (benefit)	(121)	195	(963)

Total provision for income taxes	$4,350	$3,553	$3,001

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

	Years ended December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax expense at statutory rate	$4,467	34%	$3,784	34%	$2,885	34%
Tax-exempt interest income	(361)	(3)	(400)	(3)	(356)	(4)
Other, net	244	2	169	1	472	5

Provision for income taxes	$4,350	33%	$3,553	32%	$3,001	35%

     The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years ended December 31,

	2002	2001	2000

Unrealized gains (losses) arising during the period	$1,020	$196	$(1,682)
Less: reclassification adjustment for gains realized in net income	(12)	(64)	—

Other comprehensive income	$1,008	$132	$(1,682)

9.     401(k) Profit Sharing Plan

     The Company has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 15% of annual compensation. The Company matches each participant’s contributions to the Plan up to 4% of such participant’s salary. The Company made contributions, before expenses, to the Plan of approximately $354,000, $308,000, and $291,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

10.     Shareholders’ Equity

     The Company declared and paid dividends of $0.24 per share to the shareholders of record during the year ended December 31, 2002 which included a dividend declared of $0.06 per share to shareholders of record as of December 31, 2002, which was paid on January 15, 2003. The Company also paid dividends of $0.24 per share in 2001 and 2000.

     The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

     The Company’s Non-Employee Director Stock Bonus Plan (“Non-Employee Director Plan”) authorizes the issuance of up to 60,000 shares of Common Stock to the directors of the Company who do not serve as an officer or employee of the Company. Under the Non-Employee Director Plan, up to 12,000 shares of Common Stock may be issued each year for a five-year period beginning in 1998 if the Company achieves a certain return on equity ratio with no shares to be issued if the Company’s return on equity is below 13.0%. This return on equity goal was not achieved in 2002, 2001 or 2000. As of December 31, 2002, 24,000 shares have been issued under the Non-Employee Director Plan and no additional shares are available for issuance under this plan.

     The Company’s 1998 Employee Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan will be implemented through ten annual offerings. Each year the Board of Directors determines the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. The offering price per share will be

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amount equal to 90% of the closing trading price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock that are equal to 20% of the employee’s base salary divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2002 there were 16,139 shares issued under the Purchase Plan.

11.     Regulatory Matters

     Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 2002, approximately $17.1 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002 that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

			Minimum		To be well
			required for		capitalized under
			capital adequacy		prompt corrective
	Actual		purposes		action provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

			(Dollars in thousands)
As of December 31, 2002
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$79,237	13.97%	$45,375	8.00%	$	N/A	N/A	%
MetroBank, N.A	76,072	13.41	45,374	8.00		56,718	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	72,109	12.71	22,688	4.00		N/A	N/A
MetroBank, N.A	68,944	12.16	22,687	4.00		34,031	6.00
Leverage ratio
MetroCorp Bancshares, Inc	72,108	8.58	33,627	4.00		N/A	N/A
MetroBank, N.A	68,944	8.20	33,625	4.00		42,031	5.00

As of December 31, 2001
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$71,366	13.76%	$41,493	8.00%	$	N/A	N/A	%
MetroBank, N.A	68,353	13.18	41,493	8.00		51,866	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	64,853	12.50	20,746	4.00		N/A	N/A
MetroBank, N.A	61,840	11.92	20,746	4.00		31,120	6.00
Leverage ratio
MetroCorp Bancshares, Inc	64,853	8.91	29,114	4.00		N/A	N/A
MetroBank, N.A	61,840	8.50	29,114	4.00		36,392	5.00

12.     Off-Balance Sheet Risk

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit at December 31, 2002 and 2001 aggregated approximately $85.4 million and $64.4 million, respectively. Commitments under letters of credit at December 31, 2002 and 2001 totaled $10.4 million and $3.6 million, respectively.

     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2002 is presented below:

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

		(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$74,937	$—	$—	$—	$74,937
Standby letters of credit	2,668	228	—	—	2,896
Commercial letters of credit	7,541	—	—	—	7,541
Operating leases	867	1,645	466	344	3,312

Total financial instruments with off-balance sheet risk	$86,013	$1,873	$466	$334	$88,686

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosures of estimated fair values for all financial instruments and the methods and assumptions used by management to estimate the fair value for each type of financial instrument. The fair value of a financial instrument is the current amount that would be exchanged between willing parties other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments.

     In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments, required to be valued pursuant to SFAS No. 107:

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

Loans

     The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation. The estimated fair value of the loan portfolio at December 31, 2002 and 2001 was $519.3 million and $488.5 million, respectively.

Liabilities for Which Fair Value Approximates Carrying Value

     SFAS No. 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings, and certain money market deposits) be equal to the carrying value. SFAS No. 107 does not allow for the recognition of the inherent funding value of these instruments. The fair value of federal funds purchased, borrowed funds, acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

Time Deposits

     The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (time deposits) approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits. The estimated fair value of time deposits at December 31, 2002 and 2001 was $365.0 million and $345.7 million, respectively.

Other Borrowings

     The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, and other borrowings maturing within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of other borrowings at December 31, 2002 and 2001 was $67.3 million and $23.9 million, respectively.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments to Extend Credit and Standby Letters of Credit

     The fair value of the commitments to extend credit of $85.0 million and $74.0 million is considered to approximate carrying value at December 31, 2002 and 2001, respectively.

14.     Commitments and Contingencies

     The Bank leases certain branch premises and equipment under operating leases which expire between 2003 through 2008. The Bank incurred rental expense of approximately $859,000, $825,000, and $861,000, for the years ended December 31, 2002, 2001 and 2000, respectively, under these lease agreements. Future minimum lease payments at December 31, 2002 due under these lease agreements are as follows (in thousands):

Year	Amount

2003	$867
2004	858
2005	787
2006	332
2007	134
After 2007	334

$3,312

     The Bank is a defendant in several legal actions arising from its normal business activities. Management, based on consultation with legal counsel, believes that the ultimate liability, if any, resulting from these legal actions will not materially affect the Company’s financial position, results of operations, or cash flows.

15.     Parent Company Financial Information

     The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets
(in thousands, except share amounts)

	As of December 31,

	2002	2001

Assets
Cash and due from subsidiary bank	$3,587	$3,471
Investments in bank subsidiary	71,298	62,216

Total assets	$74,885	$65,687

Liabilities and Shareholders’ Equity
Other liabilities	$422	$458

Total liabilities	422	458

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,195,927 and 7,187,423 shares issued and 7,031,882 and 7,017,823 shares outstanding at December 31, 2002 and 2001, respectively	7,196	7,187
Additional paid-in-capital	26,344	26,144
Retained earnings	39,938	32,834
Net accumulated other comprehensive income from subsidiary	2,354	376
Treasury stock, at cost	(1,369)	(1,312)

Total shareholders’ equity	74,463	65,229

Total liabilities and shareholders’ equity	$74,885	$65,687

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Equity in undistributed income of subsidiary	$7,104	$5,898	$4,136
Dividends received from subsidiary	1,685	1,679	1,671

Total income	8,789	7,577	5,807
Operating expenses	—	—	324

Net income	$8,789	$7,577	$5,483

Condensed Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flow from operating activities:
Net income	$8,789	$7,577	$5,483
Equity in income of subsidiary	(8,789)	(7,577)	(5,807)
Increase (decrease) in other liabilities	(35)	(92)	(170)

Net cash provided by operating activities	(35)	(92)	(494)

Cash flow from investment activities:
Dividend received from subsidiary	1,685	1,679	1,671
Investment in subsidiary	—	—	(700)

Net cash used in investing activities	1,685	1,679	971

Cash flow from financing activities:
Proceeds from issuance of common stock	76	59	445
Proceeds from re-issuance of treasury stock	425	316	—
Payment to repurchase common stock	(349)	—	(1,402)
Dividends paid	(1,685)	(1,679)	(1,671)

Net cash used in financing activities	(1,533)	(1,304)	(2,628)

Net increase (decrease) in cash and cash equivalents	117	283	(2,151)
Cash and cash equivalents at beginning of year	3,470	3,187	5,338

Cash and cash equivalents at end of year	$3,587	$3,470	$3,187

Dividends declared but not paid	$422	$421	$419

16.     Related Party Transactions

     In the ordinary course of business, the Bank enters into transactions with its and the Company’s officers and directors and their affiliates. It is the Bank’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2002 and 2001, certain of these officers and directors and their affiliated companies were indebted to the Bank in the aggregate amounts of approximately $2.6 million and $4.8 million respectively.

     The following is an analysis of activity for the years ended December 31, 2002 and 2001 for such amounts (in thousands):

	2002	2001

Balance at January 1,	$4,846	$6,263
New loans and advances	1,190	2,810
Repayments	(3,401)	(4,227)

Balance at December 31,	$2,635	$4,846

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In addition, as of December 31, 2002 and 2001, the Bank held demand and other deposits for related parties of approximately $6,825,000 and $2,845,000, respectively.

     New Era Life Insurance Company is the agency used by the Company for the insurance coverage the Company provides to employees of the Company and the Bank and their dependents. The insurance coverage consists of medical, dental, life, accidental death and dismemberment and long-term disability insurance. The Company’s Chairman is a principal shareholder in New Era Life Insurance Company. The Company paid New Era Life Insurance Company $1.2 million for such insurance coverage for the years ended December 31, 2002 and 2001.

     In addition to the insurance transactions, the Bank has three commercial real estate loan participations with New Era Life Insurance Company. These loans were originated and are being serviced by the Bank. All three loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2002 and 2001, respectively (in thousands):

	2002	2001

Gross balance	$7,558	$8,393
Less: participation portion sold to New Era Life Ins. Co.	2,310	2,721

Net balance outstanding	$5,248	$5,672

     Two of the loans have interest rates which float with the prime rate and mature in April 2003 and May 2005. The remaining loan has a fixed rate of 12.0% and matures in May 2003. The percent of the participation portion sold to New Era Life Insurance Company varies from 8.29% to 58.33%.

     Guamnitz, Inc. owns the buildings in which the Company’s corporate headquarters and the Bank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company. A Company director is Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. The lease covering the Company’s headquarters is for a term of four years and nine months commencing on February 1, 2001 at a net rent of $24,833 per month. The lease covering the Bank’s Bellaire branch is for a term of four years and eleven months commencing on January 1, 2002 at a net rent of $10,503 per month. For these respective lease agreements, the Company paid Gaumnitz, Inc. $441,000 and $421,000 during the years ended December 31, 2002 and 2001, respectively.

17.     Earnings Per Share

     The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Years ended December 31,

	2002	2001	2000

Net income	$8,789	$7,577	$5,483

Weighted average common shares in basic EPS	7,024	6,998	6,972
Effects of dilutive securities: Options	130	61	1

Weighted average common and potentially dilutive common shares used in diluted EPS	7,154	7,059	6,973

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Supplemental Statement of Cash Flow Information:

	Years ended December 31,

	2002	2001	2000

	(in thousands)
Cash payments during the year for:
Interest	$14,774	$24,752	$27,018
Income taxes	4,510	4,337	3,086
Noncash investing and financing activities:
Dividends declared not paid	422	421	419
Real estate acquired through foreclosure	1,464	1,461	2,261
Loans to facilitate the sale of foreclosed assets	325	106	269
Transfer of held-to-maturity securities to available-for-sale	—	31,743	—

19.     Stock Options

     The Company has outstanding options issued to five of the six founding directors of the Bank to purchase an aggregate of 100,000 shares of Common Stock pursuant to the 1998 Director Stock Option Agreement (“Founding Director Plan”). Pursuant to the Founding Director Plan, each of the five participants was granted non-qualified options to purchase 20,000 shares of Common Stock at a price of $11.00 per share. A total of 20,000 options which were initially granted to one of the founding directors were cancelled upon his resignation as a director. Of the six founding directors of the Bank, the five participants (Tommy F. Chen, May P. Chu, John Lee, David Tai and Don J. Wang) currently serve as directors of the Company and the Bank. The remaining options expire if not exercised by July 24, 2003.

     The Company’s 1998 Stock Incentive Plan (“Incentive Plan”) authorizes the issuance of up to 700,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. In 2002, there were options granted to acquire 1,100 shares of common stock. As of December 31, 2002, there are options to acquire 200,200 shares of common stock outstanding under the Incentive Plan. No performance shares have been awarded under the Incentive Plan.

     The options granted during 1998 under the Founding Director Plan vested immediately on the date of the grant and have contractual terms of five years. The options granted during 2000 under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. The options granted in 2001 under the Incentive Plan vest at 20% per year. All options are granted at a fixed exercise price. The exercise price for the options granted under the Founding Director Plan is $11.00 per share and the exercise price for the options granted under the Incentive Plan is the fair market value of the Company’s common stock on the grant date, which was $7.25 for the options granted in 2000, and a weighted average of $11.30 for the

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted in 2001 and a weighted average of $13.05 for the options granted in 2002. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There was no compensation expense under the Founding Director Plan for the years ended December 31, 2002, 2001 or 2000.

     A summary of the status of the Company’s stock options granted to employees as of December 31, 2002, 2001 and 2000 and the changes during the years ended on these dates is presented below:

	2002		2001		2000

		Weighted		Weighted	# Shares	Weighted
	# Shares of	Average	# Shares of	Average	of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	300,000	$10.78	150,700	$10.03	146,700	$10.14
Granted	1,100	$13.05	163,900	$11.30	10,000	$7.25
Exercised	(900)	$8.31	(2,760)	$8.31	—	$—
Canceled	—	$—	(11,840)	$8.31	(6,000)	$8.31

Outstanding at end of the year	300,200	$10.81	300,000	$10.78	150,700	$10.03

Exercisable at end of the year	165,200	$10.51	131,400	$10.33	112,210	$10.71

Weighted average fair value of all options granted	$2.53		$4.65		$2.78

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2002	2001	2000

Expected term	3 years	5 years	5 years
Expected volatility	20.00%	30.00%	20.00%
Expected dividend	$0.24	$0.24	$0.24
Risk-free interest rate	1.99%	5.30%	6.30%

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted	Wgtd. Avg.	Number	Weighted
	Outstanding	Average	Remaining	Outstanding	Average
Range of Exercise Prices	at 12/31/02	Exercise Price	Contractual Life	at 12/31/02	Exercise Price

$7.25 - $13.05	300,200	$10.8092	4.10 years	165,200	$10.5089

Index to Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10.1	Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7†	First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.8†	Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.9†	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche L.L.P.

99.1*	Certification of President pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.