Form 10-Q
period 2003-03-31
METROCORP BANCSHARES INC
filed 2003-05-13
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

     As of April 30, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,034,668.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$29,429	$30,195
Federal funds sold and other temporary investments	15,490	7,991

Total cash and cash equivalents	44,919	38,186
Securities available-for-sale, at fair value	235,547	260,038
Other investments	4,478	4,380
Loans, net of allowance for loan losses of $10,694 and $10,150, respectively	541,845	517,609
Premises and equipment, net	5,812	5,841
Accrued interest receivable	3,180	3,391
Customers’ liability on acceptances	1,428	4,080
Foreclosed assets, net	842	1,190
Other assets	6,574	5,350

Total assets	$844,625	$840,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$148,237	$144,544
Interest-bearing	548,553	546,817

Total deposits	696,790	691,361
Other borrowings	65,819	65,774
Accrued interest payable	680	717
Acceptances outstanding	1,428	4,080
Other liabilities	4,399	3,670

Total liabilities	769,116	765,602

Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,199,427 shares and 7,195,927 shares issued and 7,026,722 shares and 7,031,882 shares outstanding at March 31, 2003 and December 31, 2002, respectively	7,199	7,196
Additional paid-in-capital	26,406	26,344
Retained earnings	41,425	39,938
Accumulated other comprehensive income	1,990	2,354
Treasury stock, at cost	(1,511)	(1,369)

Total shareholders’ equity	75,509	74,463

Total liabilities and shareholders’ equity	$844,625	$840,065

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

Interest income:
Loans	$8,862	$9,479
Securities:
Taxable	1,912	1,998
Tax-exempt	262	310
Federal funds sold and other investments	55	118

Total interest income	11,091	11,905

Interest expense:
Time deposits	2,361	2,960
Demand and savings deposits	383	601
Other borrowings	505	330

Total interest expense	3,249	3,891

Net interest income	7,842	8,014
Provision for loan losses	800	600

Net interest income after provision for loan losses	7,042	7,414

Noninterest income:
Service fees	1,542	1,657
Other loan-related fees	428	368
Letters of credit commissions and fees	134	126
Gain on sale of securities, net	163	2
Other noninterest income	27	105

Total noninterest income	2,294	2,258

Noninterest expense:
Salaries and employee benefits	3,840	3,570
Occupancy and equipment	1,282	1,235
Foreclosed assets, net	(1)	263
Data processing	24	24
Other noninterest expense	1,375	1,531

Total noninterest expense	6,520	6,623

Income before provision for income taxes	2,816	3,049
Provision for income taxes	907	958

Net income	$1,909	$2,091

Earnings per common share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.29
Weighted average shares outstanding:
Basic	7,033	7,020
Diluted	7,196	7,140

Dividends per common share	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

Net income	$1,909	$2,091

Other comprehensive income, net of tax:
Unrealized gain on investment securities, net:
Unrealized holding losses arising during the period	(258)	(363)
Less: reclassification adjustment for gains included in net income	106	1

Other comprehensive loss	(364)	(364)

Total comprehensive income	$1,545	$1,727

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Three Months Ended March 31, 2003
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total

Balance at January 1, 2003	7,032	$7,196	$26,344	$39,938	$2,354	$(1,369)	$74,463
Issuance of common stock	3	3	25	—	—	—	28
Repurchase of common stock	(17)	—	—	—	—	(212)	(212)
Re-issuance of treasury stock	9	—	37	—	—	70	107
Other comprehensive income	—	—	—	—	(364)	—	(364)
Net income	—	—	—	1,909	—	—	1,909
Dividends	—	—	—	(422)	—	—	(422)

Balance at March 31, 2003	7,027	$7,199	$26,406	$41,425	$1,990	$(1,511)	$75,509

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,909	$2,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	360	366
Provision for loan losses	800	600
Amortization of securities	684	228
Gain on sale of securities, net	(163)	(2)
(Gain) loss on sale of foreclosed assets, net	(14)	256
Gain on sale of premises and equipment	—	(2)
Amortization of deferred loan fees and discounts	(19)	(586)
Changes in:
Accrued interest receivable	211	406
Accrued interest payable	(37)	(125)
Other liabilities	730	270
Other assets	(1,071)	207

Net cash provided by operating activities	3,390	3,709

Cash flows from investing activities:
Purchases of securities available-for-sale	(25,541)	(48,207)
Proceeds from sales, maturities and principal paydowns of securities available for sale	48,895	19,198
Net change in loans	(25,017)	2,810
Proceeds from sale of foreclosed assets	362	11
Proceeds from sale of premises and equipment	—	2
Purchases of premises and equipment	(331)	(144)

Net cash used in investing activities	(1,632)	(26,330)

Cash flows from financing activities:
Net change in:
Deposits	5,429	(4,221)
Other borrowings	45	17,628
Proceeds from issuance of common stock	28	—
Treasury stock sold	107	105
Treasury stock purchased	(212)	(150)
Dividends paid	(422)	(421)

Net cash provided by financing activities	4,975	12,941

Net increase (decrease) in cash and cash equivalents	6,733	(9,680)
Cash and cash equivalents at beginning of period	38,186	58,106

Cash and cash equivalents at end of period	$44,919	$48,426

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary MetroBank, National Association (the “Bank”). The Bank was formed in 1987 and is engaged in commercial banking activities through its fourteen branches in Houston and Dallas, Texas. The Company considers itself one reporting segment. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at March 31, 2003, consolidated results of operations for the three months ended March 31, 2003 and 2002, consolidated cash flows for the three months ended March 31, 2003 and 2002, consolidated comprehensive income for the three months ended March 31, 2003 and 2002, and consolidated changes in shareholders’ equity for the three months ended March 31, 2003. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications had no effect on net income or shareholders’ equity.

     These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Stock Compensation

     The Company grants stock options under several stock-based incentive compensation plans. The Company utilizes the intrinsic value method for its stock compensation plans. No compensation cost is recognized for fixed stock options in which the exercise price is equal to or greater than the estimated market price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123, and by SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure, an amendment of FASB Statement No. 123, on a quarterly basis.

     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands except per share amounts):

	For The Three Months
	Ended March 31,

	2003	2002

Net income:
As reported	$1,909	$2,091
Pro forma	$1,870	$2,051
Stock-based compensation cost, net of income taxes:
As reported	$—	$—
Pro forma	$39	$40
Basic earnings per common share:
As reported	$0.27	$0.30
Pro forma	$0.27	$0.29
Diluted earnings per common share:
As reported	$0.27	$0.29
Pro forma	$0.26	$0.29

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

	For The Three Months
	Ended March 31,

	2003	2002

	(in thousands, except
	per share amounts)

Net income available to common shareholders	$1,909	$2,091

Weighted-average common shares outstanding:
Basic	7,033	7,020
Shares issuable under stock option plans	163	120

Diluted	7,196	7,140

Earnings per common share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.29

3.	NEW ACCOUNTING PRONOUNCEMENTS

     On October 24, 2002, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for impairment of core deposits. It is effective for acquisitions after October 1, 2002. The adoption of this standard has not had any effect on the Company’s financial condition or results of operations.

     On December 31, 2002, the FASB approved SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, it amends the Accounting Research Bulletin (“ARB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. While the Company has continued to elect the intrinsic method of accounting for employee stock options, the disclosure requirements of SFAS No. 148 and ARB Opinion No. 28 have been presented in Footnote 1.

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. The maximum potential amount of future payments was approximately $3.3 million at March 31, 2003. The Company has recorded a liability of approximately $3,400 at March 31, 2003, for the fair value of the Company’s potential obligations, which represents the unamortized portion of the letter of credit fees.

     On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this interpretation is not expected to impact the Company’s financial condition or results of operations.

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

Overview

     Net income for the three months ended March 31, 2003 was $1.9 million, down approximately $200,000 or 8.7% from the same quarter in 2002. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2003 was $0.27, compared to $0.29 for the same quarter in 2002. Both the Company’s net income and EPS were affected by a decrease in the net interest margin.

     At March 31, 2003, total assets were $844.6 million, up $4.5 million or 0.5% from $840.1 million at December 31, 2002. This was primarily the result of deposit growth during the period. Investment securities at March 31, 2003 were $235.5 million, down $24.5 million or 9.4% from $260.0 million at December 31, 2002. Net loans at March 31, 2003 were $541.8 million, up $24.2 million or 4.7% from $517.6 million at December 31, 2002. Total deposits at March 31, 2003 were $696.8 million, up $5.4 million or 0.8% from $691.4 million at December 31, 2002. Other borrowings at March 31, 2003 were $65.8 million, relatively flat compared to other borrowings at December 31, 2002. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2003 and 2002 was 0.93% and 1.15%, respectively.

     Shareholders’ equity at March 31, 2003 was $75.5 million compared to $74.5 million at December 31, 2002, an increase of $1.0 million or 1.4%, and was primarily the result of net income for the three months ended March 31, 2003 of $1.9 million, that was partially offset by a reduction of approximately $364,000 in accumulated other comprehensive income (unrealized gains in the market value of securities), dividend payments of approximately $422,000 and net common stock repurchases of approximately $77,000. The Company’s return on average shareholders’ equity (“ROAE”) for the three months ended March 31, 2003 and 2002 was 10.27% and 12.64%, respectively.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended March 31, 2003, net interest income, before the provision for loan losses, was $7.8 million, down approximately $200,000 or 2.1% from $8.0 million for the same quarter in 2002. The decrease in net interest income was primarily the result of a decrease in the net interest margin to 3.96% for the three months ended March 31, 2003 compared to 4.68% for the same period in 2002.

The decrease was primarily rate driven although partially offset by increases in average balances in both interest-earning assets and interest-bearing liabilities. Another factor that impacted the net interest margin was the increase in nonaccrual loans to $23.4 million at March 31, 2003 compared to $17.2 million at December 31, 2002 and $12.7 million at March 31, 2002. The net interest margin may experience further pressure depending on the future interest rate environment. Since the Company’s balance sheet is interest rate sensitive, management believes the Company would benefit from a rising interest rate environment.

     Total Interest Income. Total interest income for the three months ended March 31, 2003 was $11.1 million, down approximately $800,000 or 6.8% from $11.9 million for the same quarter in 2002. This decrease, which was primarily due to lower interest rates on earning-assets in 2003 compared to 2002, was partially softened by higher average earning-assets, both in loans and investment securities. The Federal Reserve’s 50 basis point interest rate cut in November 2002 partially contributed to the lower interest income. A majority of the loans in the loan portfolio are variable rate loans that reprice as the market “prime” rate moves and therefore, are sensitive to interest rate movement. At March 31, 2003, $468.2 million or 84.7% of the total loan portfolio was comprised of variable rate loans.

     Interest Income from Loans. Interest income from loans for the three months ended March 31, 2003 was $8.9 million, down approximately $600,000 or 6.5% from $9.5 million for the same period in 2002. For the three months ended March 31, 2003, the average yield on loans was 6.65%, compared to 7.85% for the same period in 2002, a decrease of 120 basis points. The average yield on loans was 240 basis points above the prime rate, but was supported by loans with interest rate floors that represented approximately $330.9 million or 59.9% of the total loan portfolio and carried a weighted average interest rate of 6.39% at March 31, 2003. Factors that impacted interest income on loans included an increase in nonaccrual loans, refinancing pressure on existing loans, and lower interest rates on new loan production.

     Interest Income from Investments. Interest income from investments for the three months ended March 31, 2003 was $2.2 million, down approximately $200,000 or 8.1% compared to $2.4 million for the same period in 2002, primarily due to a lower interest rate yield that was partially offset by higher average investment balances. The lower interest rate yield on investments was primarily due to an increased level of prepayments in mortgage-backed securities with the funds reinvested at lower market interest rates. For the three months ended March 31, 2003, the average yield on investments (securities, Federal Funds sold and other temporary investments) was 3.44% compared to 4.81% for the same period in 2002, a decline of 137 basis points.

     Total Interest Expense. Total interest expense for the three months ended March 31, 2003 was $3.2 million, down approximately $700,000 or 17.9% compared to $3.9 million for the same period in 2002. The decrease in total interest expense was primarily the result of lower interest rates in 2003 that was partially offset by higher balances in average interest-bearing liabilities.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended March 31, 2003 was $2.7 million, down approximately $800,000 or 22.9% compared to $3.5 million for the same period in 2002. This was primarily due to decreases in the rates paid for interest-bearing deposits reflecting the lower interest rate environment in 2003. Average interest-bearing deposits for the three months ended March 31, 2003 were $544.7 million compared to average interest-bearing deposits for the same period in 2002 of $510.6 million, an increase of $34.1 million or 6.7%. The average rate paid on interest-bearing deposits for the three months ended March 31, 2003 was 2.04% compared to the average rate for the same three months in 2002 at 2.83%, a decrease of 79 basis points.

     Interest Expense on Borrowed Funds. Interest paid on borrowed funds for the three months ended March 31, 2003 was $505,000 compared to $330,000 for the same period in 2002, an increase of $175,000. Average borrowed funds for the three months ended March 31, 2003 were $68.4 million compared to average borrowed funds for the same period in 2002 of $29.2 million, an increase of $39.2 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank (“FHLB”) to fund mortgage-related securities investments to increase earning assets. The average rate paid on borrowed funds for the three months ended March 31, 2003 was 3.00%, compared to the same three months in 2002 of 4.58%, a decrease of 158 basis points.

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

	For The Three Months Ended March 31,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

			(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$540,347	$8,862	6.65%	$489,801	$9,479	7.85%
Taxable securities	228,850	1,912	3.39	155,542	1,998	5.21
Tax-exempt securities	21,166	262	5.02	24,931	310	5.04
Federal funds sold and other temporary investments	12,607	55	1.77	24,203	118	1.98

Total interest-earning assets	802,970	11,091	5.60%	694,477	11,905	6.95%
Less allowance for loan losses	(10,467)			(8,957)

Total interest-earning assets, net of allowance for loan losses	792,503			685,520
Noninterest-earning assets	43,863			53,708

Total assets	$836,366			$739,228

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,284	134	0.73%	$66,818	227	1.38%
Saving and money market accounts	108,182	249	0.93	111,433	374	1.36
Time deposits	362,276	2,361	2.64	332,378	2,960	3.61
Other borrowings	68,354	505	3.00	29,190	330	4.58

Total interest-bearing liabilities	613,096	3,249	2.15%	539,819	3,891	2.92%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	141,334			123,832
Other liabilities	6,516			8,469

Total liabilities	760,946			672,120
Shareholders’ equity	75,420			67,108

Total liabilities and shareholders’ equity	$836,366			$739,228

Net interest income		$7,842			$8,014

Net interest spread			3.45%			4.03%
Net interest margin			3.96%			4.68%

(1)	Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2003 compared with the three months ended March 31, 2002. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

	Three Months Ended March 31,
		2003 vs. 2002

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST- EARNING ASSETS:
Loans	$978	$(1,595)	$(617)
Taxable securities	942	(1,028)	(86)
Tax-exempt securities	(47)	(1)	(48)
Federal funds sold and other temporary investments	(57)	(6)	(63)

Total increase (decrease) in interest income	1,816	(2,630)	(814)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	25	(118)	(93)
Saving and money market accounts	(11)	(114)	(125)
Time deposits	266	(865)	(599)
Other borrowings	443	(268)	175

Total increase (decrease) in interest expense	723	(1,365)	(642)

Increase (decrease) in net interest income	$1,093	$(1,265)	$(172)

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2003 was $800,000, up $200,000 compared to $600,000 for the same quarter in 2002. The increased provision was the result of continued asset quality assessment coupled with an increase in nonaccrual loans. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at March 31, 2003 and December 31, 2002 was 1.94% and 1.92%, respectively.

     Noninterest Income. Total noninterest income for the three months ended March 31, 2003 was $2.3 million, up approximately $36,000 or 1.6% compared to the same quarter in 2002. This was primarily the combined result of a $161,000 increase in the gain on sale of investment securities and a $68,000 increase in loan-related fees that was partially offset by $193,000 in lower service fees and other noninterest income.

     The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Three Months
	Ended March 31,

	2003	2002

	(Dollars in thousands)

Service fees	$1,542	$1,657
Other loan-related fees	428	368
Letters of credit commissions and fees	134	126
Gain on sale of investment securities, net	163	2
Other noninterest income	27	105

Total noninterest income	$2,294	$2,258

     Noninterest Expense. Total noninterest expense for the three months ended March 31, 2003 was $6.5 million, down approximately $100,000 or 1.6% compared to $6.6 million for the same quarter in 2002. The lower noninterest expense for the three months ended March 31, 2003, compared to the same quarter in 2002, was primarily due both to a net gain on sale of a foreclosed asset that offset foreclosed asset expenses and to other noninterest expense that was partially offset by higher employee compensation and benefits expense and slightly higher occupancy expense. The net gain on sale of the foreclosed asset approximated $115,000 and was related to the sale of a previously foreclosed convenience store/real estate loan. This gain offset approximately $101,000 in foreclosed asset expenses. The increase in employee compensation and benefits expense was primarily due to increased staffing levels in lending operations and compliance functions.

     Salaries and employee benefits expense for the three months ended March 31, 2003 was $3.8 million, up approximately $270,000 or 7.6% from $3.6 million for the same quarter in 2002. The full-time equivalent (“FTE”) employees at March 31, 2003 were 301.8 compared to FTE of 284.1 at March 31, 2002.

     The Company’s efficiency ratio for the three months ended March 31, 2003 was 64.33%, an slight improvement from 64.48% for the same quarter in 2002 and was primarily due to higher noninterest income and lower noninterest expense that was partially offset by lower net interest income.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months
	Ended March 31,

	2003	2002

	(Dollars in thousands)

Salaries and employee benefits	$3,840	$3,570
Non-staff expenses:
Occupancy and equipment	1,282	1,235
Foreclosed assets, net	(1)	263
Data processing	24	24
Professional fees	180	173
Advertising	72	90
Other noninterest expense	1,123	1,268

Total non-staff expenses	2,680	3,053

Total noninterest expenses	$6,520	$6,623

Financial Condition

     Loan Portfolio. Net loans at March 31, 2003 were $541.8 million, up $24.2 million or 4.7% from $517.6 million at December 31, 2002, primarily due to new loan growth that has exceeded prepayments and scheduled repayments. Compared to the loan level at December 31, 2002, during the first quarter of 2003 commercial and industrial loans increased $14.0 million and real estate loans increased $10.4 million. At March 31, 2003 and December 31, 2002, the ratio of total loans to total deposits was 79.30% and 76.34%, respectively. At the same dates, total loans represented 65.4% and 62.8% of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of March 31, 2003		As of December 31, 2002

	Amount	Percent	Amount	Percent

		(Dollars in thousands)

Commercial and industrial	$339,494	60.76%	$325,424	60.94%
Real estate mortgage:
Residential	7,111	1.27	7,326	1.37
Commercial	174,610	31.25	165,608	31.01
Real estate construction:
Residential	11,293	2.02	10,589	1.98
Commercial	15,729	2.81	14,805	2.77
Consumer and other	10,534	1.89	10,286	1.93

Gross loans	558,771	100.00%	534,038	100.00%

Less: unearned discounts, interest and deferred fees	(6,232)		(6,279)

Total loans	552,539		527,759
Less: allowance for loan losses	(10,694)		(10,150)

Loans, net	$541,845		$517,609

     Nonperforming Assets. Net nonperforming assets at March 31, 2003 were $21.6 million compared to $15.5 million at December 31, 2002, an increase of $6.1 million. During the first quarter of 2003, the Company added two large loans to nonaccrual status. A hospitality credit in the amount of $3.4 million was added to nonaccrual status due to a lack of sufficient cash flows to service the debt. The guarantor on the loan continues to make the monthly payments, although there is no assurance he will continue to do so. A second hospitality credit, in the amount of $1.2 million was placed on nonaccrual status primarily due to the borrower’s failure to make the required monthly payments. The remaining $1.5 million added to nonaccrual status during the first quarter 2003 was related to various other commercial loans. In addition, approximately $15.5 million or 66.2% of the nonperforming loans at March 31, 2003 are collateralized by real estate. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program to identify problem loans earlier. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development channels.

     The ratios for net nonperforming assets to total loans and other real estate were 4.70% and 3.55% at March 31, 2003 and December 31, 2002, respectively. The ratios for net nonperforming assets to total assets were 2.55% and 1.84% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $4.4 million at March 31, 2003 compared to $3.3 million at December 31, 2002.

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

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	March 31, 2003	December 31, 2002

	(Dollars in thousands)

Nonaccrual loans	$23,406	$17,209
Accruing loans 90 days or more past due	1,737	380
Other real estate	837	1,185
Other assets repossessed	5	5

Total nonperforming assets	25,985	18,779
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(4,432)	(3,310)

Total net nonperforming assets	$21,553	$15,469

Total nonperforming assets to total assets	3.08%	2.24%
Total nonperforming assets to total loans and other real estate	4.70%	3.55%
Net nonperforming assets to total assets (1)	2.55%	1.84%
Net nonperforming assets to total loans and other real estate (1)	3.89%	2.92%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Allowance for Loan Losses. At March 31, 2003 and December 31, 2002, the allowance for loan losses was $10.7 million and $10.2 million, respectively, or 1.94% and 1.92% of total loans, respectively. For the three months ended March 31, 2003, net loan charge-offs were $256,000 or 0.05% of total loans outstanding. The Company seeks recovery of charge-offs through all available channels.

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in the loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable. Recoveries are recorded when cash payments are received. The Company employs a systematic methodology for determining the allowance for loan losses that includes a review of the changes in the quality of the loan portfolio as determined by loan quality grades assigned to each loan. The loan quality grades are administered by ongoing reviews by loan officers, credit administration and the loan review department. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration. Specific review factors include, but are not limited to, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, changes are implemented in the allowance for loan losses. While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Three Months Ended	Year Ended
	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Average year-to-date total loans outstanding	$540,347	$489,801

Total loans outstanding at end of period	$552,539	$527,759

Allowance for loan losses at beginning of period	$10,150	$8,903
Provision for loan losses	800	3,853
Charge-offs:
Commercial and industrial	(438)	(2,721)
Real estate – mortgage	(37)	(271)
Real estate – construction	—	—
Consumer and other	(56)	(132)

Total charge-offs	(531)	(3,124)

Recoveries:
Commercial and industrial	222	450
Real estate – mortgage	40	20
Real estate – construction	—	—
Consumer and other	13	48

Total recoveries	275	518

Net loan charge-offs	(256)	(2,606)

Allowance for loan losses at end of period	$10,694	$10,150

Ratio of allowance to end of period total loans	1.94%	1.92%
Ratio of net loan charge-offs to end of period total loans	0.05%	0.49%
Ratio of allowance to end of period total nonperforming loans	42.53%	57.71%
Ratio of allowance to end of period net nonperforming loans	51.63%	71.08%

     Securities. At March 31, 2003, the securities portfolio was $235.5 million, reflecting a decrease of $24.5 million or 9.4% from $260.0 million at December 31, 2002 primarily due to prepayments in mortgage-backed securities and the reinvestment of securities at lower interest rates. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, during 2002 approximately $40.8 million in short-term borrowings obtained from the FHLB were utilized to purchase approximately the same amount of mortgage-backed securities to increase earning assets.

     Deposits. At March 31, 2003, total deposits were $696.8 million, up $5.4 million or 0.8% from $691.4 million at December 31, 2002. Noninterest-bearing demand deposits at March 31, 2003 increased $3.7 million or 2.6% to $148.2 million from $144.5 million at December 31, 2002. The Company’s ratios of noninterest-bearing demand deposits to total deposits at March 31, 2003 and December 31, 2002 were 21.3% and 20.9%, respectively. Interest-bearing deposits at March 31, 2003 increased $1.7 million or 0.3% to $548.6 million from $546.8 million at December 31, 2002.

     Other Borrowings. Other borrowings at March 31, 2003 were $65.8 million, relatively flat compared to other borrowings at December 31, 2002. The Company has two ten-year loans totaling $25.0 million from the FHLB to diversify its funding sources. The ten-year loans bear interest at an average rate of 5.00% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate may be renegotiated. The Company has several FHLB advances totaling $40.4 million with weighted average fixed rates of 1.78%. Of these advances, $32.4 million with fixed interest rates averaging 1.62% are scheduled to mature in 2003. Advances in the amount of $8.0 million with fixed rates averaging 2.39% are scheduled to mature in 2004. These borrowings were part of a strategic plan to continue the growth of interest-earning assets that began in February 2002 and concluded in August 2002. The funds were invested primarily in mortgage-related instruments with durations of approximately three years or less. Other short-term borrowings at March 31, 2003 consist of approximately $400,000 in U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings:

	March 31,

	2003	2002

	(Dollars in thousands)
Federal funds purchased:
At March 31,	$—	$—
Average during the three months	—	56
Maximum month-end balance during the three months	—	—
FHLB notes:
At March 31,	$65,400	$42,300
Average during the three months	67,839	28,576
Maximum month-end balance during the three months	69,300	42,300
Other short-term borrowings:
At March 31,	$419	$523
Average during the three months	515	559
Maximum month-end balance during the three months	570	536

     Liquidity. The Company’s loan to deposit ratio at March 31, 2003 was 79.3%. As of this same date, the Company had commitments to fund loans in the amount of $82.8 million and had stand-by letters of credit of $3.3 million, with a fair value of $3,400 at March 31, 2003. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows and lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $108.5 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at March 31, 2003 and at December 31, 2002.

     Capital Resources. Shareholders’ equity at March 31, 2003 was $75.5 million, up $1.0 million or 1.3% from $74.5 million at December 31, 2002. The increase during the three months ended March 31, 2003 was primarily due to net income of $1.9 million, that was partially offset by a reduction in other comprehensive income (the unrealized gains on investment securities) of approximately $364,000, dividend payments of approximately $422,000, and a net change in common stock of $77,000.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2003 to the minimum and well-capitalized regulatory standards:

		Minimum		To Be Well
		Required For		Capitalized Under
		Capital Adequacy		Prompt Corrective	Actual Ratio At
		Purposes		Action Provisions	March 31, 2003

The Company
	Leverage ratio	4.00	%(1)	N/A %	8.79%
	Tier 1 risk-based capital ratio	4.00		N/A	12.53
	Risk-based capital ratio	8.00		N/A	13.79
The Bank
	Leverage ratio	4.00	%(2)	5.00%	8.42%
	Tier 1 risk-based capital ratio	4.00		6.00	12.00
	Risk-based capital ratio	8.00		10.00	13.26

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes in the market risk information previously disclosed in the Company’s Form 10-K for the year ended December 31, 2002. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6A.	Exhibits

Exhibit
Number		Identification of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q.
99.1	—	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6B.	Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

(1)	Current report on Form 8-K filed January 30, 2003 announcing the release of the Company’s earnings for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date: May 13, 2003	By:	/s/ Allen D. Brown

Allen D. Brown President (principal executive officer)

Date: May 13, 2003	By:	/s/ David D. Rinehart

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated:	May 13, 2003	/s/ Allen D. Brown

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Dated:	May 13, 2003	/s/ David D. Rinehart

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q.
99.1	—	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.