Form 10-Q
period 2003-06-30
METROCORP BANCSHARES INC
filed 2003-08-13
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

     As of July 31, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,147,055.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$31,689	$30,195
Federal funds sold and other temporary investments	7,653	7,991

Total cash and cash equivalents	39,342	38,186
Securities available-for-sale, at fair value	254,256	260,038
Other investments	4,501	4,380
Loans, held-for-investment (net of allowance for loan losses of $10,250 and $10,150, respectively)	531,922	517,609
Loans, held-for-sale	13,073	—
Premises and equipment, net	5,641	5,841
Accrued interest receivable	2,628	3,391
Customers’ liability on acceptances	4,507	4,080
Foreclosed assets, net	1,871	1,190
Other assets	7,038	5,350

Total assets	$864,779	$840,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$154,524	$144,544
Interest-bearing	561,968	546,817

Total deposits	716,492	691,361
Other borrowings	66,448	65,774
Accrued interest payable	613	717
Acceptances outstanding	4,507	4,080
Other liabilities	2,781	3,670

Total liabilities	790,841	765,602

Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,228,927 shares and 7,195,927 shares issued and 7,064,168 shares and 7,031,882 shares outstanding at June 30, 2003 and December 31, 2002, respectively	7,229	7,196
Additional paid-in-capital	26,727	26,344
Retained earnings	39,647	39,938
Accumulated other comprehensive income	1,782	2,354
Treasury stock, at cost; 1,446,965 shares and 1,369,208 shares, respectively	(1,447)	(1,369)

Total shareholders’ equity	73,938	74,463

Total liabilities and shareholders’ equity	$864,779	$840,065

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Interest income:
Loans	$8,936	$9,705	$17,798	$19,184
Securities:
Taxable	1,680	2,360	3,592	4,358
Tax-exempt	252	304	514	614
Federal funds sold and other investments	98	98	153	216

Total interest income	10,966	12,467	22,057	24,372

Interest expense:
Time deposits	2,342	2,581	4,703	5,541
Demand and savings deposits	373	580	756	1,181
Other borrowings	474	435	979	765

Total interest expense	3,189	3,596	6,438	7,487

Net interest income	7,777	8,871	15,619	16,885
Provision for loan losses	4,015	970	4,815	1,570

Net interest income after provision for loan losses	3,762	7,901	10,804	15,315

Noninterest income:
Service fees	1,610	1,740	3,152	3,397
Other loan-related fees	402	213	830	581
Letters of credit commissions and fees	131	153	265	279
Gain on sale of securities, net	—	32	163	34
Other noninterest income	27	46	54	151

Total noninterest income	2,170	2,184	4,464	4,442

Noninterest expense:
Salaries and employee benefits	3,781	3,857	7,621	7,427
Lower of cost or market adjustment — loans held-for-sale	1,325	—	1,325	—
Occupancy and equipment	1,317	1,241	2,599	2,476
Foreclosed assets, net	(151)	155	(152)	418
Professional fees	534	226	714	399
Advertising	47	77	119	167
Other noninterest expense	1,175	1,336	2,322	2,628

Total noninterest expense	8,028	6,892	14,548	13,515

Income (loss) before provision for income tax	(2,096)	3,193	720	6,242
Provision (benefit) for income taxes	(742)	1,003	165	1,961

Net income (loss)	$(1,354)	$2,190	$555	$4,281

Earnings (loss) per common share:
Basic	$(0.19)	$0.31	$0.08	$0.61
Diluted	$(0.19)	$0.31	$0.08	$0.60
Weighted average shares outstanding:
Basic	7,037	7,020	7,035	7,020
Diluted	7,037	7,140	7,197	7,140
Dividends per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$(1,354)	$2,190	$555	$4,281

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	(208)	2,200	(466)	1,837
Less: reclassification adjustment for gains included in net income	—	21	106	22

Other comprehensive income (loss)	(208)	2,179	(572)	1,815

Total comprehensive income (loss)	$(1,562)	$4,369	$(17)	$6,096

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Six Months Ended June 30, 2003
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total

Balance at January 1, 2003	7,032	$7,196	$26,344	$39,938	$2,354	$(1,369)	$74,463
Issuance of common stock	33	33	304	—	—	—	337
Repurchase of common stock	(17)	—	—	—	—	(212)	(212)
Re-issuance of treasury stock	16	—	79	—	—	134	213
Other comprehensive loss	—	—	—	—	(572)	—	(572)
Net income	—	—	—	555	—	—	555
Dividend payment	—	—	—	(846)	—	—	(846)

Balance at June 30, 2003	7,064	$7,229	$26,727	$39,647	$1,782	$(1,447)	$73,938

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$555	$4,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	706	709
Provision for loan losses	4,815	1,570
Lower of cost or market adjustment — loans held-for-sale	1,325	—
Amortization of premium/discount on securities	1,316	487
Gain on sale of securities, net	(163)	(34)
(Gain) loss on sale of foreclosed assets, net	(194)	390
Gain on sale of premises and equipment	—	(5)
Amortization of deferred loan fees and discounts	26	201
Changes in:
Accrued interest receivable	763	158
Accrued interest payable	(104)	(163)
Other liabilities	(891)	1,380
Other assets	(1,429)	1,383

Net cash provided by operating activities	6,725	10,357

Cash flows from investing activities:
Purchases of securities available-for-sale	(88,297)	(83,220)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	91,974	40,766
Net change in loans	(35,930)	(13,477)
Proceeds from sale of foreclosed assets	1,891	384
Proceeds from sale of premises and equipment	—	5
Purchases of premises and equipment	(506)	(406)

Net cash used in investing activities	(30,868)	(55,948)

Cash flows from financing activities:
Net change in:
Deposits	25,131	2,998
Other borrowings	674	35,154
Proceeds from issuance of common stock	337	—
Re-issuance of treasury stock	213	211
Repurchase of common stock	(212)	(162)
Dividends paid	(844)	(842)

Net cash provided by financing activities	25,299	37,359

Net increase (decrease) in cash and cash equivalents	1,156	(8,232)
Cash and cash equivalents at beginning of period	38,186	58,106

Cash and cash equivalents at end of period	$39,342	$49,874

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2003, results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income or shareholders’ equity.

     These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Stock Compensation

     The Company grants stock options under several stock-based incentive compensation plans. The Company utilizes the intrinsic value method for its stock compensation plans. No compensation cost is recognized for fixed stock options in which the exercise price is equal to or greater than the estimated market price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the plans to the fair value method. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided to continue to follow the intrinsic value method. However, pro forma disclosures as if the Company adopted the fair value method are required. If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available to common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands except per share amounts):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$(1,354)	$2,190	$555	$4,281
Pro forma	$(1,393)	$2,150	$477	$4,200
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—	$—
Pro forma	$39	$40	$78	$81
Basic earnings (loss) per common share:
As reported	$(0.19)	$0.31	$0.08	$0.61
Pro forma	$(0.20)	$0.31	$0.07	$0.60
Diluted earnings (loss) per common share:
As reported	$(0.19)	$0.31	$0.08	$0.60
Pro forma	$(0.19)	$0.30	$0.07	$0.59

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

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$(1,354)	$2,190	$555	$4,281

Weighted-average common shares outstanding:
Basic	7,037	7,020	7,035	7,020
Shares issuable under stock option plans	—	120	162	120

Diluted	7,037	7,140	7,197	7,140

Earnings (loss) per common share:
Basic	$(0.19)	$0.31	$0.08	$0.61
Diluted	$(0.19)	$0.31	$0.08	$0.60

     For the three months ended June 30, 2003, 161,000 shares issuable under the stock option plans have not been included in the calculation of diluted earnings per share as to do so would be anti-dilutive since the Company incurred a net loss for the period.

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

     On April 30, 2003, the FASB approved SFAS No. 149, an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is not expected that this statement will have a material effect on the Company’s financial condition or results of operations.

     On May 15, 2003, the FASB approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, but now is requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial condition. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is not expected that this statement will have a material effect on the Company’s financial condition or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. The maximum potential amount of future payments was approximately $6.2 million at June 30, 2003. The Company has recorded a liability of approximately $8,236 at June 30, 2003, for the fair value of the Company’s potential obligations, which represents the unamortized portion of the letter of credit fees.

     On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this interpretation will not impact the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Special Cautionary Notice Regarding Forward-looking Statements

     The Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

Overview

     For the three months ended June 30, 2003, the Company had a net loss of $1.4 million, down approximately $3.5 million from net income of $2.2 million for the same quarter in 2002. The Company’s diluted loss per share for the three months ended June 30, 2003 was $0.19, down $0.50 per diluted share from diluted earnings per share (“EPS”) of $0.31 for the same quarter in 2002. This decrease was primarily the result of an increase in the provision for loan losses of $3.0 million, a lower of cost or market adjustment of $1.3 million on loans that were reclassified as held-for-sale, and continued pressure on the net interest margin.

     Net income for the six months ended June 30, 2003 was $555,000, down approximately $3.7 million from $4.3 million for the same period in 2002. The Company’s diluted earnings per share for the six months ended June 30, 2003 was $0.08, down $0.52 from $0.60 for the same period in 2002. This was primarily due to losses incurred during the second quarter 2003 for the reasons discussed in the preceding paragraph.

     At June 30, 2003, total assets were $864.8 million, up approximately $24.7 million or 2.9% from $840.1 million at December 31, 2002. This was primarily the result of deposit growth during the period that contributed to new loan funding. Investment securities at June 30, 2003 were $254.3 million, down approximately $5.7 million or 2.2% from $260.0 million at December 31, 2002. Net loans, both held-for-investment and held-for-sale at June 30, 2003, were $545.0 million, up approximately $27.4 million or 5.3% from $517.6 million at December 31, 2002. Total deposits at June 30, 2003 were $716.5 million, up approximately $25.1 million or 3.6% from $691.4 million at December 31, 2002. Other borrowings at June 30, 2003 were $66.4 million, up approximately $600,000 from other borrowings of $65.8 million at December 31, 2002. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2003 and 2002 was (0.64)% and 1.14%, respectively. The Company’s ROAA for the six months ended June 30, 2003 and 2002 was 0.13% and 1.14%, respectively.

     Shareholders’ equity at June 30, 2003 was $73.9 million compared to $74.5 million at December 31, 2002, a decrease of approximately $525,000. This was primarily the result of net income for the six months ended June 30, 2003 of $555,000 and a net increase in common and treasury stock of approximately $340,000, that was offset by a reduction in accumulated other comprehensive income (unrealized gains in the market value of securities) of approximately $570,000 and dividend payments of approximately $844,000. The Company’s return on average shareholders’ equity (“ROAE”) for the three months ended June 30, 2003 and 2002 was (7.13)% and 12.82%, respectively. The Company’s ROAE for the six months ended June 30, 2003 and 2002 was 1.48% and 12.73%, respectively.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended June 30, 2003, net interest income, before the provision for loan losses, was $7.8 million, down approximately $1.1 million or 12.3% from $8.9 million for the same quarter in 2002. The decrease was primarily due to lower interest income resulting from lower yields on higher interest-earning asset balances that was partially offset by lower interest expense as a result of lower rates paid on higher interest-bearing liability balances. Average interest-earning asset balances for the three months ended June 30, 2003 were $815.7 million, up approximately $87.0 million or 11.9% from $728.6 million for the same quarter in 2002. The weighted average yield on interest-earning assets for the three months ended June 30, 2003 was 5.39%, down 147 basis points from 6.86% for the same quarter in 2002. Average interest-bearing liability balances for the three months ended June 30, 2003 were $618.7 million, up approximately $58.3 million or 10.4% from $560.4 million for the same quarter in 2002. The weighted average rate paid on interest-bearing liabilities for the three months ended June 30, 2003 was 2.07%, down 50 basis points from 2.57% for the same quarter in 2002.

     For the six months ended June 30, 2003, net interest income, before the provision for loan losses, was $15.6 million, down approximately $1.3 million or 7.7% from $16.9 million for the same period in 2002. The decrease was primarily due to lower interest income resulting from lower yields on higher interest-earning asset balances that was partially offset by lower interest expense as a result of lower rates paid on higher interest-bearing liability balances. Average interest-earning asset balances for the six months ended June 30, 2003 were $809.3 million, up approximately $97.7 million or 13.7% from $711.6 million for the same period in 2002. The weighted average yield on interest-earning assets for the six months ended June 30, 2003 was 5.50%, down 141 basis points from 6.91% for the same period in 2002. Average interest-bearing liability balances for the six months ended June 30, 2003 were $615.9 million, up approximately $65.8 million or 12.0% from $550.1 million for the same period in 2002. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2003 was 2.11%, down 63 basis points from 2.74% for the same period in 2002.

     The net interest margin for the three months ended June 30, 2003 was 3.82%, down 106 basis points from 4.88% for the same quarter in 2002 and was primarily the result of a decrease in the yield on interest-earning assets of 147 basis points that was partially offset by a decrease in the cost of earning-assets of 41 basis points. The net interest margin for the six months ended June 30, 2003 was 3.89%, down 89 basis points from 4.78% for the same period in 2002 and was primarily the result of a decrease in the yield on earning-assets of 141 basis points that was partially offset by a decrease in the cost of earning-assets of 52 basis points. The Company’s net interest margin may experience further pressure depending on the future interest rate environment.

     Total Interest Income. Total interest income for the three months ended June 30, 2003 was $11.0 million, down approximately $1.5 million or 12.0% from $12.5 million for the same quarter in 2002. Total interest income for the six months ended June 30, 2003 was $22.1 million, down approximately $2.3 million or 9.5% from $24.4 million for the same period in 2002. The lower interest income for both periods in 2003, compared to 2002, was primarily the result of lower yields on interest-earning assets that was partially offset by increases in average interest-earning assets.

     Interest Income from Loans. Interest income from loans for the three months ended June 30, 2003 was $8.9 million, down approximately $800,000 or 7.9% from $9.7 million for the same quarter in 2002 primarily due to lower loan yields as a result of the current interest rate environment that was partially offset by higher average loan balances. Average total loans for the three months ended June 30, 2003 were $551.4 million compared to average total loans for the same quarter in 2002 of $497.0 million, an increase of approximately $54.4 million or 10.9%. For the three months ended June 30, 2003, the average yield on total loans was 6.50%, compared to 7.83% for the same quarter in 2002, a decrease of 133 basis points.

     Approximately $477.0 million or 84.9% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and therefore, are sensitive to interest rate movement. At June 30, 2003, the average yield on the total loan portfolio was approximately 250 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $331.0 million or 61.6% of the total loan portfolio. These loans carried a weighted average interest rate of 6.16% at June 30, 2003 compared to 55.8% of the total loan portfolio with a weighted average interest rate of 7.18% at June 30, 2002. Future increases in market interest rates, especially the prime rate, will not be realized on the loan portfolio as quickly as the declines in 2001, 2002, and 2003 because of the interest rate floors already achieved on more than half of the loan portfolio. Other factors that have impacted interest income from loans include refinancing pressures on existing loans, increased nonaccrual loans, and new loans being added to the portfolio at lower interest rates.

     Interest income from loans for the six months ended June 30, 2003 was $17.8 million, down approximately $1.4 million or 7.2% from $19.2 million for the same period in 2002 primarily due to the lower loan yields as a result of the interest rate environment that was partially offset by higher average loan balances. Average total loans for the six months ended June 30, 2003 were $545.9 million compared to average total loans for the same period in 2002 of $493.4 million, an increase of approximately $52.5 million or 10.6%. For the six months ended June 30, 2003, the average yield on total loans was 6.57%, compared to 7.84% for the same period in 2002, a decrease of 127 basis points.

     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other temporary investments) for the three months ended June 30, 2003 was $2.0 million, down approximately $700,000 or 26.5% compared to $2.8 million for the same quarter in 2002, primarily due to a lower interest rate yield as a result of premium amortization, prepayments in mortgage-backed securities, and the reinvestment of funds at lower market interest rates that was partially offset by higher average investment balances. Average total investments for the three months ended June 30, 2002, were $264.3 million compared to average total investments for the same quarter in 2002 of $231.7 million, and increase of approximately $32.6 million or 14.1%. For the three months ended June 30, 2003, the average yield on investments was 3.08% compared to 4.78% for the same quarter in 2002, a decrease of 170 basis points.

     Interest income from investments for the six months ended June 30, 2003 was $4.3 million, down approximately $900,000 or 17.9% compared to $5.2 million for the same period in 2002, primarily due to a lower interest rate yield as a result of premium amortization, prepayments in mortgage-backed securities, and the reinvestment of funds at lower market interest rates that was partially offset by higher average investment balances. Average total investments for the six months ended June 30, 2002, were $263.4 million compared to average total investments for the same period in 2002 of $218.2 million, an increase of approximately $45.2 million or 20.7%. For the six months ended June 30, 2003, the average yield on investments was 3.26% compared to 4.79% for the same period in 2002, a decrease of 153 basis points.

     Total Interest Expense. Total interest expense for the three months ended June 30, 2003 was $3.2 million, down approximately $400,000 or 11.3% compared to $3.6 million for the same quarter in 2002. Total interest expense for the six months ended June 30, 2003 was $6.4 million, down approximately $1.1 million or 14.0% from $7.5 million for the same period in 2002. The lower interest expense for both periods in 2003, compared to 2002, was primarily the result of lower interest rates paid on interest-bearing liabilities that was partially offset by increases in average interest-bearing liabilities.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended June 30, 2003 was $2.7 million, down approximately $400,000 or 12.9% compared to $3.1 million for the same period in 2002 and was primarily due to lower interest rates paid for interest-bearing deposits as a result of the lower interest rate environment that was partially offset by higher interest-bearing deposit balances. Average interest-bearing deposits for the three months ended June 30, 2003 were $557.1 million compared to average interest-bearing deposits for the same quarter in 2002 of $510.9 million, an increase of $46.2 million or 9.0%. The average interest rate paid on interest-bearing deposits for the three months ended June 30, 2003 was 1.96% compared to 2.48% for the same quarter in 2002, a decrease of 52 basis points.

     Interest paid on interest-bearing deposits for the six months ended June 30, 2003 was $5.5 million, down approximately $1.2 million or 17.9% compared to $6.7 million for the same period in 2002 and was primarily due to lower interest rates paid for interest-bearing deposits as a result of the lower interest rate environment that was partially offset by higher interest-bearing deposit balances. Average interest-bearing deposits for the six months ended June 30, 2003 were $551.0 million compared to average interest-bearing deposits for the same period in 2002 of $510.7 million, an increase of $40.3 million or 7.89%. The average interest rate paid on interest-bearing deposits for the six months ended June 30, 2003 was 1.99% compared to 2.66% for the same period in 2002, a decrease of 67 basis points.

     Interest Expense on Other Borrowed Funds. Interest paid on other borrowed funds for the three months ended June 30, 2003 was $470,000, up approximately $40,000 compared to $430,000 for the same period in 2002 and was primarily due to higher borrowed funds balances that were partially offset by lower interest rates paid for borrowed funds. Average borrowed funds for the three months ended June 30, 2003 were $61.6 million compared to average borrowed funds for the same quarter in 2002 of $49.5 million, an increase of $12.1 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank (“FHLB”) to fund mortgage-related securities investments to increase earning assets. The average interest rate paid on borrowed funds for the three months ended June 30, 2003 was 3.09%, compared to 3.52% for the same quarter in 2002, a decrease of 43 basis points.

     Interest paid on other borrowed funds for the six months ended June 30, 2003 was $980,000, up approximately $220,000 compared to $760,000 million for the same period in 2002 and was primarily due to higher borrowed funds balances that were partially offset by lower interest rates paid for borrowed funds. Average borrowed funds for the six months ended June 30, 2003 were $64.9 million compared to average borrowed funds for the same period in 2002 of $39.4 million, an increase of $25.5 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank (“FHLB”) to fund mortgage-related securities investments to increase earning assets. The average interest rate paid on borrowed funds for the six months ended June 30, 2003 was 3.04%, compared to 3.92% for the same period in 2002, a decrease of 88 basis points.

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

	For The Three Months Ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$551,414	$8,936	6.50%	$496,971	$9,705	7.83%
Taxable securities	216,970	1,680	3.11	187,645	2,360	5.04
Tax-exempt securities	20,301	252	4.98	24,446	304	4.99
Federal funds sold and other temporary investments	26,986	98	1.46	19,571	98	2.01

Total interest-earning assets	815,671	10,966	5.39%	728,633	12,467	6.86%
Less allowance for loan losses	(10,745)			(8,848)

Total interest-earning assets, net of allowance for loan losses	804,926			719,785
Noninterest-earning assets	44,787			50,903

Total assets	$849,713			$770,688

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,524	129	0.71%	$70,271	216	1.23%
Saving and money market accounts	108,262	244	0.90	111,519	364	1.31
Time deposits	376,333	2,342	2.50	329,074	2,581	3.15
Other borrowings	61,575	474	3.09	49,498	435	3.52

Total interest-bearing liabilities	618,694	3,189	2.07%	560,362	3,596	2.57%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	146,362			132,524
Other liabilities	8,467			9,264

Total liabilities	773,523			702,150
Shareholders’ equity	76,190			68,538

Total liabilities and shareholders’ equity	$849,713			$770,688

Net interest income		$7,777			$8,871

Net interest spread			3.33%			4.29%
Net interest margin			3.82%			4.88%

(1)	Annualized.

	For The Six Months Ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$545,911	$17,798	6.57%	$493,406	$19,184	7.84%
Taxable securities	222,877	3,592	3.25	171,682	4,358	5.12
Tax-exempt securities	20,731	514	5.00	24,687	614	5.02
Federal funds sold and other temporary investments	19,836	153	1.56	21,874	216	1.99

Total interest-earning assets	809,355	22,057	5.50%	711,649	24,372	6.91%
Less allowance for loan losses	(10,607)			(8,902)

Total interest-earning assets, net of allowance for loan losses	798,748			702,747
Noninterest-earning assets	44,328			52,298

Total assets	$843,076			$755,045

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,399	263	0.72%	$68,554	443	1.30%
Saving and money market accounts	108,222	493	0.92	111,476	738	1.34
Time deposits	369,343	4,703	2.57	330,717	5,541	3.38
Other borrowings	64,946	979	3.04	39,400	765	3.92

Total interest-bearing liabilities	615,910	6,438	2.11%	550,147	7,487	2.74%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	143,862			128,202
Other liabilities	7,497			8,869

Total liabilities	767,269			687,218
Shareholders’ equity	75,807			67,827

Total liabilities and shareholders’ equity	$843,076			$755,045

Net interest income		$15,619			$16,885

Net interest spread			3.39%			4.16%
Net interest margin			3.89%			4.78%

(1)	Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2003 compared with the three and six months ended June 30, 2002. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30, 2003 vs. 2002

	Increase (Decrease) Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST- EARNING ASSETS:
Loans	$1,063	$(1,832)	$(769)
Taxable securities	369	(1,049)	(680)
Tax-exempt securities	(52)	—	(52)
Federal funds sold and other temporary investments	37	(37)	—

Total increase (decrease) in interest income	1,417	(2,918)	(1,501)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	7	(94)	(87)
Savings and money market accounts	(11)	(109)	(120)
Time deposits	371	(610)	(239)
Other borrowings	106	(67)	39

Total increase (decrease) in interest expense	473	(880)	(407)

Increase (decrease) in net interest income	$944	$(2,038)	$(1,094)

	Six Months Ended June 30, 2003 vs. 2002

	Increase (Decrease) Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans	$2,041	$(3,427)	$(1,386)
Taxable securities	1,300	(2,066)	(766)
Tax-exempt securities	(98)	(2)	(100)
Federal funds sold and other temporary investments	(20)	(43)	(63)

Total increase (decrease) in interest income	3,223	(5,538)	(2,315)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	31	(211)	(180)
Savings and money market accounts	(22)	(223)	(245)
Time deposits	647	(1,485)	(838)
Other borrowings	496	(282)	214

Total increase (decrease) in interest expense	1,152	(2,201)	(1,049)

Increase (decrease) in net interest income	$2,071	$(3,337)	$(1,266)

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2003 was $4.0 million, up approximately $3.0 million compared to $970,000 for the same quarter in 2002. This increase was mainly due to net charge-offs of $4.5 million, primarily related to deterioration in hospitality related loans. According to industry sources, the overall hospitality industry in the greater Houston metropolitan area for 2003 has experienced a decline in revenues and occupancy levels of approximately 8.5% and 5.9%, respectively, when compared to 2002, primarily due to the current economic environment. See “Financial Condition — Nonperforming Assets”.

     The provision for loan losses for the six months ended June 30, 2003 was $4.8 million, up $3.2 million compared to $1.6 million for the same period in 2002 and was mainly due to net charge-offs of $4.7 million primarily related to a deterioration in hospitality loans. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at June 30, 2003 and December 31, 2002 was 1.85% and 1.92%, respectively.

     Noninterest Income. Noninterest income for the three months ended June 30, 2003 was $2.2 million, down slightly when compared to noninterest income for the same quarter in 2002. Service fees for the three months ended June 30, 2003 were $1.6 million, down approximately $130,000 compared to $1.7 million for the same quarter in 2002 primarily due to less nonsufficient funds (“NSF”) activity. Other loan-related fees for the three months ended June 30, 2003 were $400,000, up approximately $190,000 compared to $210,000 for the same quarter in 2002 primarily due to an increase in late charge collections. All other categories of noninterest income for the three months ended June 30, 2003 were approximately $160,000, down approximately $70,000 compared to $230,000 for the same quarter in 2002 primarily due to reduced international letters of credit activity and the absence of a gain on sale of securities.

     Noninterest income for the six months ended June 30, 2003 was $4.5 million, up slightly when compared to noninterest income for the same period in 2002. Service fees for the six months ended June 30, 2003 were $3.2 million, down approximately $200,000 compared to $3.4 million for the same period in 2002 primarily due to less NSF related activity. Other loan-related fees for the six months ended June 30, 2003 were $830,000, up approximately $250,000 compared to $580,000 for the same period in 2002 primarily due to an increase in late charge collections. All other categories of noninterest income for the six months ended June 30, 2003 were $480,000, up slightly from the same period in 2002.

     The following table presents, for the periods indicated, the major categories of noninterest income:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(Dollars in thousands)

Service fees	$1,610	$1,740	$3,152	$3,397
Other loan-related fees	402	213	830	581
Letters of credit commissions and fees	131	153	265	279
Gain on sale of investment securities, net	—	32	163	34
Other noninterest income	27	46	54	151

Total noninterest income	$2,170	$2,184	$4,464	$4,442

     Noninterest Expense. Total noninterest expense for the three months ended June 30, 2003 was $8.0 million, up approximately $1.1 million compared to $6.9 million for the same quarter in 2002. The higher noninterest expense was primarily due to a $1.3 million lower of cost or market adjustment on the loans held-for-sale. The net credit in foreclosed asset expense of $151,000 for the three months ended June 30, 2003 was primarily the result of a gain on sale of foreclosed assets. All other noninterest expense categories for the three months ended June 30, 2003, compared to the same quarter in 2002, were up approximately $117,000, and was primarily the result of increased professional fees related to matters concerning problem assets.

     Noninterest expense for the six months ended June 30, 2003 was $14.5 million, up $1.0 million compared to $13.5 million for the same period in 2002. The higher noninterest expense for the six months ended June 30, 2003, compared to the same period in 2002, was primarily due to the $1.3 million lower of cost or market adjustment mentioned above.

     Salaries and benefits expense for the six months ended June 30, 2003 was $7.6 million, up approximately $200,000 compared to $7.4 million for the same period in 2002 primarily due to annual employee salary increases and higher employee benefits costs. At June 30, 2003, the Company’s employees, on a full-time equivalent (“FTE”) basis, were 291 compared to FTE of 307 at June 30, 2002, a decrease of 16 FTE. While the number of FTE employees decreased, the number of officer level employees increased, which impacted the salary and benefits expense for the six months ended June 30, 2003.

     Occupancy and equipment expense for the six months ended June 30, 2003, was $2.6 million, up approximately $120,000 compared to $2.5 million for the same period in 2002 primarily due to additional leased space in the corporate office. The net credit in foreclosed asset expense for the six months ended June 30, 2003 was $152,000, down approximately $570,000 compared to foreclosed asset expense of $418,000 for the same period in 2002. This was primarily due to the gain on sale of foreclosed assets in the second quarter 2003 compared to foreclosed asset expenses incurred in 2002. All other noninterest expense categories for the six months ended June 30, 2003 were $3.2 million, down slightly from other noninterest expense for the same period in 2002.

     The Company’s efficiency ratio for the three months ended June 30, 2003 was 80.71%, an increase from 62.34% for the same quarter in 2002 and was primarily due to lower net interest income as a result of lower interest rates and higher noninterest expense primarily as a result of the lower of cost or market adjustment on the loans held-for-sale. The Company’s efficiency ratio for the six months ended June 30, 2003 was 72.44%, an increase from 63.37% for the same period in 2002 and was primarily due to the same reasons mentioned above.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(Dollars in thousands)

Salaries and employee benefits	$3,781	$3,857	$7,621	$7,427
Non-staff expenses:
Lower of cost or market adjustment — loans held-for-sale	1,325	—	1,325	—
Occupancy and equipment	1,317	1,241	2,599	2,476
Foreclosed assets, net	(151)	155	(152)	418
Professional fees	534	226	714	399
Advertising	47	77	119	167
Other noninterest expense	1,175	1,336	2,322	2,628

Total non-staff expenses	4,247	3,035	6,927	6,088

Total noninterest expenses	$8,028	$6,892	$14,548	$13,515

     Income Taxes. The Company’s effective tax rate was 35.4% and 31.4% for the three months ended June 30, 2003 and 2002, respectively. The Company’s effective tax rate was 22.9% and 31.4% for the six months ended June 30, 2003 and 2002, respectively. The primary reason for the difference between the effective rate and the statutory rate for the six months ended June 30, 2003 is a higher proportion of non-taxable interest income on municipal securities to pre-tax income.

Financial Condition

     Loan Portfolio. Net loans at June 30, 2003 were $545.0 million, up $27.4 million or 5.3% from $517.6 million at December 31, 2002, primarily due to new loan growth that has exceeded prepayments and scheduled repayments. Compared to the loan level at December 31, 2002, during the six months ended June 30, 2003 commercial and industrial loans increased $19.8 million and real estate loans increased $7.7 million. At June 30, 2003 and December 31, 2002, the ratio of total loans to total deposits was 77.5% and 76.34%, respectively. At the same dates, total loans represented 64.2% and 62.8% of total assets, respectively.

     During the second quarter 2003, nine hospitality-related loans with an aggregate principal balance of $13.1 million were reclassified as loans held-for-sale. These loans have been adjusted to the lower of cost or market resulting in a $1.3 million charge to operations.

     The following table summarizes the net loan portfolio of the Company by type of loan:

	As of June 30, 2003		As of December 31, 2002

	Amount	Percent	Amount	Percent

		(Dollars in thousands)

Commercial and industrial	$345,229	61.48%	$325,424	60.94%
Real estate mortgage:
Residential	8,398	1.50	7,326	1.37
Commercial, including loans held-for-sale	168,387	29.99	165,608	31.01
Real estate construction:
Residential	12,889	2.30	10,589	1.98
Commercial	16,393	2.91	14,805	2.77
Consumer and other	10,247	1.82	10,286	1.93

Gross loans	561,543	100.00%	534,038	100.00%

Less: unearned discounts, interest and deferred fees	(6,298)		(6,279)

Total loans	555,245		527,759
Less: allowance for loan losses	(10,250)		(10,150)

Loans, net	$544,995		$517,609

     Nonperforming Assets. Net nonperforming assets at June 30, 2003 were $20.7 million compared to $15.5 million at December 31, 2002, an increase of $5.2 million, and mainly reflected additions to nonaccrual loans, primarily in the hospitality industry. Approximately $13.1 million or 63.0% of the net nonperforming assets at June 30, 2003 were loans collateralized by real estate. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development. As of June 30, 2003, the Company had approximately $86.2 million or 15.0% of the loan portfolio concentrated in the hospitality industry, compared to $87.2 million or 21.2% of the loan portfolio at June 30, 2002.

     The ratios for net nonperforming assets to total loans and other real estate at June 30, 2003 and December 31, 2002 were 3.71% and 2.92%, respectively. The ratios for net nonperforming assets to total assets were 2.39% and 1.84% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $4.9 million at June 30, 2003 compared to $3.3 million at December 31, 2002.

     The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company is required to repurchase any loan that may become nonperforming. As a result of this requirement, the Company’s nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	June 30, 2003	December 31, 2002

	(Dollars in thousands)

Nonaccrual loans	$23,624	$17,209
Accruing loans 90 days or more past due	77	380
Other real estate	1,871	1,185
Other assets repossessed	—	5

Total nonperforming assets	25,572	18,779
Less: Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(4,882)	(3,310)

Total net nonperforming assets	$20,690	$15,469

Total nonperforming assets to total assets	2.96%	2.24%
Total nonperforming assets to total loans and other real estate	4.59%	3.55%
Net nonperforming assets to total assets (1)	2.39%	1.84%
Net nonperforming assets to total loans and other real estate (1)	3.71%	2.92%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Allowance for Loan Losses. At June 30, 2003 and December 31, 2002, the allowance for loan losses was $10.3 million and $10.2 million, respectively, or 1.85% and 1.92% of total loans, respectively. Net charge-offs for the three months ended June 30, 2003 were $4.5 million compared with $970,000 for the same period in 2002. Net charge-offs for the six months ended June 30, 2003 were $4.7 million compared with $1.4 million for the same period in 2002. The charge-offs in the second quarter 2003 were primarily related to the hospitality industry with the largest charge-off being $1.9 million that is related to a property scheduled for foreclosure in August 2003. Approximately $1.2 million in charge-offs were related to six credit relationships that are either in bankruptcy or liquidation. The remaining $1.4 million in charge-offs were related to a motel and retail business. The charge-offs were made based on revised appraisals, financial performance, cash flows, and other local economic factors surrounding these loans. The Company seeks recovery of charge-offs through all available channels.

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in the loan portfolio. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable. Recoveries are recorded when cash payments are received. The Company employs a systematic methodology for determining the allowance for loan losses that includes a review of the changes in the quality of the loan portfolio as determined by loan quality grades assigned to each loan. The loan quality grades are administered by ongoing reviews by loan officers, credit administration and the loan review department. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration. Specific review factors include, but are not limited to, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, changes are implemented in the allowance for loan losses. While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2003	December 31, 2002

	(Dollars in thousands)

Average year-to-date total loans outstanding	$545,911	$505,495

Total loans outstanding at end of period	$555,246	$527,759

Allowance for loan losses at beginning of period	$10,150	$8,903
Provision for loan losses	4,815	3,853
Charge-offs:
Commercial and industrial	(4,225)	(2,721)
Real estate — mortgage	(755)	(271)
Real estate — construction	—	—
Consumer and other	(102)	(132)

Total charge-offs	(5,082)	(3,124)

Recoveries:
Commercial and industrial	301	450
Real estate — mortgage	40	20
Real estate — construction	—	—
Consumer and other	26	48

Total recoveries	367	518

Net loan charge-offs	(4,715)	(2,606)

Allowance for loan losses at end of period	$10,250	$10,150

Ratio of allowance to end of period total loans	1.85%	1.92%
Ratio of net loan charge-offs to end of period total loans	0.85%	0.49%
Ratio of allowance to end of period total nonperforming loans	43.25%	57.71%
Ratio of allowance to end of period net nonperforming loans	54.47%	71.08%

     Securities. At June 30, 2003, the securities portfolio was $254.3 million, reflecting a decrease of $5.7 million or 2.2% from $260.0 million at December 31, 2002 primarily due to prepayments in mortgage-backed securities that exceeded portfolio reinvestments. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of June 30, 2003 approximately $40.6 million in short-term borrowings obtained from the FHLB have been utilized to fund approximately the same amount of mortgage-backed securities to increase interest-earning assets.

     Deposits. At June 30, 2003, total deposits were $716.5 million, up $25.1 million or 3.6% from $691.4 million at December 31, 2002. Noninterest-bearing demand deposits at June 30, 2003 increased $10.0 million or 6.9% to $154.5 million from $144.5 million at December 31, 2002. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2003 and December 31, 2002 were 21.6% and 20.9%, respectively. Interest-bearing deposits at June 30, 2003 increased $15.2 million or 2.8% to $562.0 million from $546.8 million at December 31, 2002.

     Other Borrowings. Other borrowings at June 30, 2003 were $66.4 million, up approximately $600,000 compared to other borrowings of $65.8 million at December 31, 2002. The Company has two ten-year loans totaling $25.0 million from the FHLB to diversify its funding sources. The ten-year loans bear interest at an average rate of 5.00% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate renegotiated at the discretion of the FHLB based upon a call provision included in the borrowing agreement. The Company has several FHLB advances totaling $40.6 million with weighted average fixed rates of 1.57%. Of these advances, $32.6 million with fixed interest rates averaging 1.37% are scheduled to mature in the third and fourth quarters of 2003. Advances in the amount of $8.0 million with fixed rates averaging 2.39% are scheduled to mature in 2004. These borrowings were part of a strategic plan to continue the growth of interest-earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately three years or less. Other short-term borrowings at June 30, 2003 consisted of approximately $850,000 in U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Federal funds purchased:
At end of period	$—	$—
Average during the six months	—	162
Maximum month-end balance during the six months	—	—

FHLB notes and advances:
At end of period	$65,600	$65,200
Average during the six months	64,452	52,343
Maximum month-end balance during the six months	69,300	69,700

Other short-term borrowings:
At end of period	$848	$574
Average during the six months	494	551
Maximum month-end balance during the six months	848	713

     Liquidity. The Company’s loan to deposit ratio at June 30, 2003 was 76.06%. As of this same date, the Company had commitments to fund loans in the amount of $85.6 million. At June 30, 2003, the Company had stand-by letters of credit of $6.2 million, of which, the Company has recorded a liability of $8,236 at June 30, 2003, for the fair value of the Company’s potential obligations, which represented the unamortized portion of the letter of credit fees. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $127.4 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at June 30, 2003 and December 31, 2002, respectively.

     Capital Resources. Shareholders’ equity at June 30, 2003 was $73.9 million compared to $74.5 million at December 31, 2002, a decrease of approximately $525,000 or 0.7%. This was primarily the result of net income for the six months ended June 30, 2003 of $555,000 and a net increase in common and treasury stock of approximately $340,000, that was offset by a reduction in accumulated other comprehensive income (unrealized gains in the market value of securities) of approximately $570,000 and dividend payments of approximately $850,000.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	June 30, 2003

The Company
Leverage ratio	4.00	%(1)	N/A %	8.48%
Tier 1 risk-based capital ratio	4.00		N/A	12.13
Risk-based capital ratio	8.00		N/A	13.38

The Bank
Leverage ratio	4.00	%(2)	5.00%	8.07%
Tier 1 risk-based capital ratio	4.00		6.00	11.54
Risk-based capital ratio	8.00		10.00	12.79

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

     The Company believes that loans held-for-sale and the related lower of cost or market adjustment is also a critical accounting policy that requires significant judgments and estimates in preparation of its consolidated financial statements. In estimating the requirement for market adjustments, management utilizes outside sources to determine the market value of the loans held-for-sale through solicitation of market bids or indications of market value. Decreases in market value will be reflected in the consolidated statement of income under noninterest expense as “Lower of Cost or Market Adjustment”.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in Internal Controls. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 23, 2003. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

     1.     Don J. Wang, May P. Chu and John Lee were elected as Class II directors to serve on the Board of Directors of the Company until the Company’s 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The votes cast with respect to each director were as follows:

Director	For	Withheld

Don J. Wang May P. Chu John Lee	6,079,754 6,132,921 6,132,921	246,287 193,120 193,120

     The other directors whose term of office as a director continued after the meeting include Tiong L. Ang, Allen D. Brown, Helen F. Chen, Tommy F. Chen, George M. Lee, David Tai and Joe Ting.

     2.     The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the financial statements of the Company for the year ending December 31, 2003. A total of 6,324,807 shares were voted in favor of the proposal, 1,200 shares were voted against the proposal and 34 shares abstained from voting on the proposal.

Item 5. Other Information

     Not applicable

Item 6. (a) Exhibits

Exhibit
Number		Identification of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

(1)	Current report on Form 8-K filed April 30, 2003 announcing the release of the Company’s earnings for the first quarter of 2003.

(2)	Current report on Form 8-K filed June 17, 2003 announcing that the Company recorded an additional provision for loan losses.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ Allen D. Brown

Date: August 13, 2003		Allen D. Brown President (principal executive officer)

Date: August 13, 2003	By:	/s/ David D. Rinehart

David D. Rinehart Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit

11	—	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.