Form 10-Q
period 2003-09-30
METROCORP BANCSHARES INC
filed 2003-11-14
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     As of October 31, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,155,689.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$32,135	$30,195
Federal funds sold and other temporary investments	2,989	7,991

Total cash and cash equivalents	35,124	38,186
Securities available-for-sale, at fair value	256,218	260,038
Other investments	5,178	4,380
Loans, held-for-investment (net of allowance for loan losses of $10,483 and $10,150, respectively)	537,152	517,609
Loans, held-for-sale	7,219	—
Premises and equipment, net	5,533	5,841
Accrued interest receivable	3,123	3,391
Customers’ liability on acceptances	2,985	4,080
Foreclosed assets, net	4,062	1,190
Other assets	7,299	5,350

Total assets	$863,893	$840,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$162,802	$144,544
Interest-bearing	564,141	546,817

Total deposits	726,943	691,361
Other borrowings	53,897	65,774
Accrued interest payable	550	717
Acceptances outstanding	2,985	4,080
Other liabilities	5,432	3,670

Total liabilities	789,807	765,602

Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,305,627 shares and 7,195,927 shares issued and 7,148,255 shares and 7,031,882 shares outstanding at September 30, 2003 and December 31, 2002, respectively	7,306	7,196
Additional paid-in-capital	27,523	26,344
Retained earnings	40,563	39,938
Accumulated other comprehensive income	82	2,354
Treasury stock, at cost; 1,388,298 shares and 1,369,208 shares, respectively	(1,388)	(1,369)

Total shareholders’ equity	74,086	74,463

Total liabilities and shareholders’ equity	$863,893	$840,065

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Interest income:
Loans	$8,783	$9,549	$26,581	$28,733
Securities:
Taxable	1,650	2,511	5,242	6,869
Tax-exempt	248	273	762	887
Federal funds sold and other investments	68	139	221	355

Total interest income	10,749	12,472	32,806	36,844

Interest expense:
Time deposits	2,219	2,523	6,922	8,064
Demand and savings deposits	299	565	1,055	1,746
Other borrowings	438	522	1,417	1,287

Total interest expense	2,956	3,610	9,394	11,097

Net interest income	7,793	8,862	23,412	25,747
Provision for loan losses	575	750	5,390	2,320

Net interest income after provision for loan losses	7,218	8,112	18,022	23,427

Noninterest income:
Service fees	1,646	1,685	4,798	5,082
Other loan-related fees	632	351	1,462	932
Letters of credit commissions and fees	134	176	399	455
Gain on sale of securities, net	2	—	165	34
Other noninterest income	15	54	69	205

Total noninterest income	2,429	2,266	6,893	6,708

Noninterest expense:
Salaries and employee benefits	3,736	3,934	11,357	11,361
Lower of cost or market adjustment — loans held-for-sale	824	—	2,149	—
Occupancy and equipment	1,370	1,320	3,969	3,796
Foreclosed assets, net	155	65	3	483
Other noninterest expense	1,713	1,200	4,868	4,394

Total noninterest expense	7,798	6,519	22,346	20,034

Income before provision for income tax	1,849	3,859	2,569	10,101
Provision for income taxes	504	1,329	669	3,290

Net income	$1,345	$2,530	$1,900	$6,811

Earnings per common share:
Basic	$0.19	$0.36	$0.27	$0.97
Diluted	$0.19	$0.35	$0.26	$0.95
Weighted average shares outstanding:
Basic	7,132	7,026	7,067	7,022
Diluted	7,215	7,147	7,203	7,142

Dividends per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$1,345	$2,530	$1,900	$6,811

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	(1,699)	532	(2,165)	2,391
Less: reclassification adjustment for gains (losses) included in net income	1	—	107	22

Other comprehensive income (loss)	(1,700)	532	(2,272)	2,369

Total comprehensive income (loss)	$(355)	$3,062	$(372)	$9,180

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2003
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total

Balance at January 1, 2003	7,032	$7,196	$26,344	$39,938	$2,354	$(1,369)	$74,463
Issuance of common stock	110	110	1,068	—	—	—	1,178
Repurchase of common stock	(17)	—	—	—	—	(212)	(212)
Re-issuance of treasury stock	23	—	111	—	—	193	304
Other comprehensive loss	—	—	—	—	(2,272)	—	(2,272)
Net income	—	—	—	1,900	—	—	1,900
Dividends	—	—	—	(1,275)	—	—	(1,275)

Balance at September 30, 2003	7,148	$7,306	$27,523	$40,563	$82	$(1,388)	$74,086

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine Months
	Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,900	$6,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,024	1,068
Provision for loan losses	5,390	2,320
Lower of cost or market adjustment — loans held-for-sale	2,149	—
Amortization of premium/discount on securities	1,956	—
Gain on sale of securities, net	(165)	(34)
(Gain) loss on sale of foreclosed assets, net	(194)	444
Net change in loans held-for-sale	(7,219)	—
Amortization of deferred loan fees and discounts	135	328
Changes in:
Accrued interest receivable	268	208
Accrued interest payable	(167)	(144)
Other liabilities	1,755	3,313
Other assets	(813)	3

Net cash provided by operating activities	6,019	14,317

Cash flows from investing activities:
Purchases of securities available-for-sale	(155,560)	(139,620)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	153,383	58,004
Net change in loans	(32,620)	(27,130)
Proceeds from sale of foreclosed assets	2,725	655
Proceeds from sale of premises and equipment	—	5
Purchases of premises and equipment	(716)	(876)

Net cash used in investing activities	(32,788)	(108,962)

Cash flows from financing activities:
Net change in:
Deposits	35,582	45,015
Other borrowings	(11,877)	43,386
Proceeds from issuance of common stock	1,178	76
Re-issuance of treasury stock	304	317
Repurchase of common stock	(212)	(339)
Dividends paid	(1,268)	(1,263)

Net cash provided by financing activities	23,707	87,192

Net decrease in cash and cash equivalents	(3,062)	(7,453)
Cash and cash equivalents at beginning of period	38,186	58,106

Cash and cash equivalents at end of period	$35,124	$50,653

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at September 30, 2003, results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim period results are not necessarily indicative of results for a full-year period.

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income:
As reported	$1,345	$2,530	$1,900	$6,811
Pro forma	$1,306	$2,490	$1,783	$6,691
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—	$—
Pro forma	$39	$40	$117	$120
Basic earnings per common share:
As reported	$0.19	$0.36	$0.27	$0.97
Pro forma	$0.18	$0.35	$0.25	$0.95
Diluted earnings per common share:
As reported	$0.19	$0.35	$0.26	$0.95
Pro forma	$0.18	$0.35	$0.25	$0.94

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Net income available to common shareholders	$1,345	$2,530	$1,900	$6,811

Weighted-average common shares outstanding:
Basic	7,132	7,026	7,067	7,022
Shares issuable under stock option plans	83	121	136	120

Diluted	7,215	7,147	7,203	7,142

Earnings per common share:
Basic	$0.19	$0.36	$0.27	$0.97
Diluted	$0.19	$0.35	$0.26	$0.95

3. LITIGATION

     In September 2003 a subsidiary of the Company, Advantage Finance Corporation (“AFC”), was served in connection with a law suit based on alleged “malicious prosecution” and “conspiracy”. Also included in the law suit are BDO Seidman LLP and The CIT Group/Commercial Services, Inc. The Case is in its early stages and has been set for trial in August 2004. Management is unable to determine whether the outcome will have a material impact on the Company's financial statements. The lawsuit does not seek a specified amount.

4. NEW ACCOUNTING PRONOUNCEMENTS

     On April 30, 2003, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 149, an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The provisions of this statement were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial condition or results of operations.

      On May 15, 2003, the FASB approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, but now is requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial condition. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is not expected that this statement will have a material effect on the Company’s financial condition or results of operations. On October 29, 2003, the FASB deferred certain provisions of this statement.

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. The maximum potential amount of future payments was approximately $7.1 million at September 30, 2003. The Company has recorded a liability of approximately $4,437 at September 30, 2003, for the fair value of the Company’s potential obligations, which represents the unamortized portion of the letter of credit fees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Special Cautionary Notice Regarding Forward-looking Statements

     The Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

Overview

     For the three months ended September 30, 2003, the Company had net income of $1.3 million, down approximately $1.2 million from net income of $2.5 million for the same quarter in 2002. The Company’s diluted earnings per share (“EPS”) for the three months ended September 30, 2003 was $0.19, down $0.16 per diluted share from diluted EPS of $0.35 for the same quarter in 2002. This decrease was primarily the result of a lower of cost or market adjustment of $824,000 on loans that were classified as held-for-sale in June 2003, and continued pressure on the net interest margin.

     Net income for the nine months ended September 30, 2003 was $1.9 million, down approximately $4.9 million from $6.8 million for the same period in 2002. The Company’s diluted EPS for the nine months ended September 30, 2003 was $0.26, down $0.69 from $0.95 for the same period in 2002. The decrease was primarily the result of lower of cost or market adjustments of $2.1 million and an increase of $3.1 million in provision for loan losses.

     At September 30, 2003, total assets were $863.9 million, up approximately $23.8 million or 2.8% from $840.1 million at December 31, 2002. The increase was primarily the result of deposit growth during the period that contributed to new loan funding. Investment securities at September 30, 2003 were $256.2 million, down approximately $3.8 million or 1.5% from $260.0 million at December 31, 2002. Net loans, both held-for-investment and held-for-sale at September 30, 2003, were $544.4 million, up approximately $26.8 million or 5.2% from $517.6 million at December 31, 2002. Total deposits at September 30, 2003 were $726.9 million, up approximately $35.5 million or 5.1% from $691.4 million at December 31, 2002. Other borrowings at September 30, 2003 were $53.9 million, down approximately $11.9 million from other borrowings of $65.8 million at December 31, 2002. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2003 and 2002 was 0.62% and 1.24%, respectively. The Company’s ROAA for the nine months ended September 30, 2003 and 2002 was 0.30% and 1.18%, respectively.

     Shareholders’ equity at September 30, 2003 was $74.1 million compared to $74.5 million at December 31, 2002, a decrease of approximately $400,000. The decrease for the nine months ended September 30, 2003 was primarily the combined result of $1.9 million in net income and a net increase in common stock, additional paid-in capital, and treasury stock of approximately $1.3 million that was partially offset by a reduction in accumulated other comprehensive income (an unrealized loss in the market value of securities) of approximately $2.3 million and dividend payments of approximately $1.3 million. The Company’s return on average shareholders’ equity (“ROAE”) for the three months ended September 30, 2003 and 2002 was 7.16% and 13.86%, respectively. The Company’s ROAE for the nine months ended September 30, 2003 and 2002 was 3.37% and 13.13%, respectively.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended September 30, 2003, net interest income, before the provision for loan losses, was $7.8 million, down approximately $1.1 million or 12.1% from $8.9 million for the same quarter in 2002. The decrease was primarily due to lower interest income resulting from lower yields on higher interest-earning asset balances that was partially offset by lower interest expense as a result of lower rates paid on higher interest-bearing liability balances. Average interest-earning asset balances for the three months ended September 30, 2003 were $825.6 million, up approximately $53.0 million or 6.9% from $772.6 million for the same quarter in 2002. The weighted average yield on interest-earning assets for the three months ended September 30, 2003 was 5.17%, down 123 basis points from 6.40% for the same quarter in 2002. Average interest-bearing liability balances for the three months ended September 30, 2003 were $627.6 million, up approximately $34.6 million or 5.8% from $593.0 million for the same quarter in 2002. The weighted average rate paid on interest-bearing liabilities for the three months ended September 30, 2003 was 1.87%, down 55 basis points from 2.42% for the same quarter in 2002.

     For the nine months ended September 30, 2003, net interest income, before the provision for loan losses, was $23.4 million, down approximately $2.3 million or 9.1% from $25.7 million for the same period in 2002. The decrease was primarily due to lower interest income resulting from lower yields on higher interest-earning asset balances that was partially offset by lower interest expense as a result of lower rates paid on higher interest-bearing liability balances. Average interest-earning asset balances for the nine months ended September 30, 2003 were $814.8 million, up approximately $82.6 million or 11.3% from $732.2 million for the same period in 2002. The weighted average yield on interest-earning assets for the nine months ended September 30, 2003 was 5.38%, down 135 basis points from 6.73% for the same period in 2002. Average interest-bearing liability balances for the nine months ended September 30, 2003 were $619.9 million, up approximately $55.3 million or 9.8% from $564.6 million for the same period in 2002. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2003 was 2.03%, down 60 basis points from 2.63% for the same period in 2002.

     The net interest margin for the three months ended September 30, 2003 was 3.74%, down 81 basis points from 4.55% for the same quarter in 2002 and was primarily the result of a decrease in the yield on interest-earning assets of 123 basis points that was partially offset by a decrease in the cost of earning-assets of 42 basis points. The net interest margin for the nine months ended September 30, 2003 was 3.84%, down 86 basis points from 4.70% for the same period in 2002 and was primarily the result of a decrease in the yield on earning-assets of 135 basis points that was partially offset by a decrease in the cost of earning-assets of 49 basis points. The Company’s net interest margin may experience further pressure depending on the future interest rate environment.

     Total Interest Income. Total interest income for the three months ended September 30, 2003 was $10.7 million, down approximately $1.8 million or 13.8% from $12.5 million for the same quarter in 2002. Total interest income for the nine months ended September 30, 2003 was $32.8 million, down approximately $4.0 million or 11.0% from $36.8 million for the same period in 2002. The lower interest income for both periods in 2003, compared to 2002, was primarily the result of lower yields on interest-earning assets that was partially offset by increases in average interest-earning assets.

     Interest Income from Loans. Interest income from loans for the three months ended September 30, 2003 was $8.8 million, down approximately $700,000 or 8.0% from $9.5 million for the same quarter in 2002 primarily due to lower loan yields as a result of the current interest rate environment that was partially offset by higher average total loan balances. Average total loans for the three months ended September 30, 2003 were $555.6 million compared to average total loans for the same quarter in 2002 of $509.8 million, an increase of approximately $45.8 million or 9.0%. For the three months ended September 30, 2003, the average yield on total loans was 6.27% compared to 7.43% for the same quarter in 2002, a decrease of 116 basis points.

     Approximately $459.0 million or 84.5% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and therefore, are sensitive to interest rate movement. At September 30, 2003, the average yield on the total loan portfolio was approximately 200 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $340.0 million or 62.6% of the total loan portfolio. These loans carried a weighted average interest rate of 5.97% at September 30, 2003 compared to 59.8% of the total loan portfolio with a weighted average interest rate of 6.89% at September 30, 2002. Future increases in market interest rates, especially the prime rate, will not be realized on the loan portfolio as quickly as the declines in 2001, 2002, and 2003 because of the interest rate floors already achieved on more than half of the loan portfolio.

Other factors that have impacted interest income from loans include refinancing pressures on existing loans, increased nonaccrual loans, and new loans being added to the portfolio at lower interest rates.

     Interest income from loans for the nine months ended September 30, 2003 was $26.6 million, down approximately $2.1 million or 7.5% from $28.7 million for the same period in 2002 primarily due to the lower loan yields as a result of the interest rate environment that was partially offset by higher average loan balances. Average total loans for the nine months ended September 30, 2003 were $549.2 million compared to average total loans for the same period in 2002 of $498.9 million, an increase of approximately $50.3 million or 10.1%. For the nine months ended September 30, 2003, the average yield on total loans was 6.47%, compared to 7.70% for the same period in 2002, a decrease of 123 basis points.

     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other temporary investments) for the three months ended September 30, 2003 was $2.0 million, down approximately $900,000 or 32.7% compared to $2.9 million for the same quarter in 2002, primarily due to lower interest rate yields as a result of premium amortization, prepayments in mortgage-backed securities, and the reinvestment of funds at lower market interest rates that was partially offset by higher average investment balances. Average total investments for the three months ended September 30, 2003, were $270.1 million compared to average total investments for the same quarter in 2002 of $262.8 million, and increase of approximately $7.3 million or 2.8%. For the three months ended September 30, 2003, the average yield on investments was 2.89% compared to 4.41% for the same quarter in 2002, a decrease of 152 basis points.

     Interest income from investments for the nine months ended September 30, 2003 was $6.2 million, down approximately $1.9 million or 23.1% compared to $8.1 million for the same period in 2002, primarily due to a lower interest rate yield as a result of premium amortization, prepayments on mortgage-backed securities, and the reinvestment of funds at lower market interest rates that was partially offset by higher average investment balances. Average total investments for the nine months ended September 30, 2003, were $265.7 million compared to average total investments for the same period in 2002 of $233.3 million, an increase of approximately $32.4 million or 13.9%. For the nine months ended September 30, 2003, the average yield on investments was 3.13% compared to 4.65% for the same period in 2002, a decrease of 152 basis points.

     Total Interest Expense. Total interest expense for the three months ended September 30, 2003 was $3.0 million, down approximately $600,000 or 18.1% compared to $3.6 million for the same quarter in 2002. Total interest expense for the nine months ended September 30, 2003 was $9.4 million, down approximately $1.7 million or 15.3% from $11.1 million for the same period in 2002. The lower interest expense for both periods in 2003, compared to 2002, was primarily the result of lower interest rates paid on interest-bearing liabilities that was partially offset by increases in average interest-bearing liabilities.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended September 30, 2003 was $2.5 million, down approximately $600,000 or 18.5% compared to $3.1 million for the same period in 2002 and was primarily due to lower interest rates paid for interest-bearing deposits as a result of the lower interest rate environment that was partially offset by higher interest-bearing deposit balances. Average interest-bearing deposits for the three months ended September 30, 2003 were $570.9 million compared to average interest-bearing deposits for the same quarter in 2002 of $527.9 million, an increase of $43 million or 8.1%. The average interest rate paid on interest-bearing deposits for the three months ended September 30, 2003 was 1.75% compared to 2.32% for the same quarter in 2002, a decrease of 57 basis points.

     Interest paid on interest-bearing deposits for the nine months ended September 30, 2003 was $8.0 million, down approximately $1.8 million or 18.7% compared to $9.8 million for the same period in 2002 and was primarily due to lower interest rates paid for interest-bearing deposits as a result of the lower interest rate environment that was partially offset by higher interest-bearing deposit balances. Average interest-bearing deposits for the nine months ended September 30, 2003 were $557.7 million compared to average interest-bearing deposits for the same period in 2002 of $516.5 million, an increase of $41.2 million or 8.0%. The average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2003 was 1.91% compared to 2.54% for the same period in 2002, a decrease of 63 basis points.

     Interest Expense on Other Borrowed Funds. Interest paid on other borrowed funds for the three months ended September 30, 2003 was $438,000, down approximately $84,000 compared to $522,000 for the same period in 2002 and was primarily due to lower borrowed funds balances and lower interest rates paid for borrowed funds. Average borrowed funds for the three months ended September 30, 2003 were $56.7 million compared to average borrowed funds for the same quarter in 2002 of $65.1 million, a decrease of $8.4 million. The average interest rate paid on borrowed funds for the three months ended September 30, 2003 was 3.06%, compared to 3.18% for the same quarter in 2002, a decrease of 12 basis points.

     Interest paid on other borrowed funds for the nine months ended September 30, 2003 was $1.4 million, up approximately $130,000 compared to $1.3 million for the same period in 2002 and was primarily due to higher borrowed funds balances that were partially offset by lower interest rates paid for borrowed funds. Average borrowed funds for the nine months ended September 30, 2003 were $62.2 million compared to average borrowed funds for the same period in 2002 of $48.1 million, an increase of $14.1 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank (“FHLB”) to fund loans and mortgage-related securities investments. The average interest rate paid on borrowed funds for the nine months ended September 30, 2003 was 3.05%, compared to 3.58% for the same period in 2002, a decrease of 53 basis points.

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

	For The Three Months Ended September 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$555,569	$8,783	6.27%	$509,837	$9,549	7.43%
Taxable securities	229,625	1,650	2.85	212,923	2,511	4.68
Tax-exempt securities	19,954	248	4.93	22,058	273	4.91
Federal funds sold and other temporary investments	20,471	68	1.32	27,812	139	1.98

Total interest-earning assets	825,619	10,749	5.17%	772,630	12,472	6.40%
Less allowance for loan losses	(10,530)			(9,392)

Total interest-earning assets, net of allowance for loan losses	815,089			763,238
Noninterest-earning assets	47,884			47,844

Total assets	$862,973			$811,082

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,933	99	0.52%	$72,379	218	1.19%
Saving and money market accounts	116,145	200	0.68	110,135	347	1.25
Time deposits	379,859	2,219	2.32	345,421	2,523	2.90
Other borrowings	56,697	438	3.06	65,068	522	3.18

Total interest-bearing liabilities	627,634	2,956	1.87%	593,003	3,610	2.42%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	153,435			134,552
Other liabilities	7,414			11,092

Total liabilities	788,483			738,647
Shareholders’ equity	74,489			72,435

Total liabilities and shareholders’ equity	$862,972			$811,082

Net interest income		$7,793			$8,862

Net interest spread			3.30%			3.99%
Net interest margin			3.74%			4.55%

(1)	Annualized.

	For The Nine Months Ended September 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$549,166	$26,581	6.47%	$498,943	$28,733	7.70%
Taxable securities	225,151	5,242	3.11	185,580	6,869	4.95
Tax-exempt securities	20,469	762	4.98	23,801	887	4.98
Federal funds sold and other temporary investments	20,050	221	1.47	23,875	355	1.99

Total interest-earning assets	814,836	32,806	5.38%	732,199	36,844	6.73%
Less allowance for loan losses	(10,581)			(9,067)

Total interest-earning assets, net of allowance for loan losses	804,255			723,132
Noninterest-earning assets	45,526			50,797

Total assets	$849,781			$773,929

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,916	362	0.65%	$69,843	661	1.27%
Saving and money market accounts	110,892	693	0.84	111,024	1,085	1.31
Time deposits	372,887	6,922	2.48	335,672	8,064	3.21
Other borrowings	62,166	1,417	3.05	48,050	1,287	3.58

Total interest-bearing liabilities	619,861	9,394	2.03%	564,589	11,097	2.63%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	147,088			130,342
Other liabilities	7,469			9,618

Total liabilities	774,418			704,549
Shareholders’ equity	75,363			69,380

Total liabilities and shareholders’ equity	$849,781			$773,929

Net interest income		$23,412			$25,747

Net interest spread			3.35%			4.10%
Net interest margin			3.84%			4.70%

(1)	Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2003 compared with the three and nine months ended September 30, 2002. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,
	2003 vs. 2002

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans	$857	$(1,623)	$(766)
Taxable securities	197	(1,058)	(861)
Tax-exempt securities	(26)	1	(25)
Federal funds sold and other temporary investments	(37)	(34)	(71)

Total increase (decrease) in interest income	991	(2,714)	(1,723)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	8	(127)	(119)
Savings and money market accounts	19	(166)	(147)
Time deposits	252	(556)	(304)
Other borrowings	(67)	(17)	(84)

Total increase (decrease) in interest expense	212	(866)	(654)

Increase (decrease) in net interest income	$779	$(1,848)	$(1,069)

	Nine Months Ended September 30,
	2003 vs. 2002

	Increase (Decrease)
	Due To

	Volume	Rate	Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans	$2,892	$(5,044)	$(2,152)
Taxable securities	1,465	(3,092)	(1,627)
Tax-exempt securities	(124)	(1)	(125)
Federal funds sold and other temporary investments	(57)	(77)	(134)

Total increase (decrease) in interest income	4,176	(8,214)	(4,038)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	39	(338)	(299)
Savings and money market accounts	(1)	(391)	(392)
Time deposits	894	(2,036)	(1,142)
Other borrowings	378	(248)	130

Total increase (decrease) in interest expense	1,310	(3,013)	(1,703)

Increase (decrease) in net interest income	$2,866	$(5,201)	$(2,335)

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2003 was $575,000, down approximately $175,000 compared to $750,000 for the same quarter in 2002. The provision for loan losses for the nine months ended September 30, 2003 was $5.4 million, up $3.1 million compared to $2.3 million for the same period in 2002 and was mainly due to net-charge-offs of $5.1 million primarily related to a deterioration in hospitality loans.

According to industry sources, during 2003 the overall hospitality industry in the greater Houston metropolitan area for 2003 has experienced a decline in revenues and occupancy levels of approximately 8.5% and 5.9%, respectively, when compared to 2002, primarily due to the current economic environment. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at September 30, 2003 and December 31, 2002 was 1.89% and 1.92%, respectively. See “Financial Condition — Nonperforming Assets”.

     Noninterest Income. Noninterest income for the three months ended September 30, 2003 was $2.4 million, up approximately $160,000 compared to noninterest income for the same quarter in 2002. Service fees for the three months ended September 30, 2003 were $1.6 million, down approximately $39,000 compared to $1.7 million for the same quarter in 2002 primarily due to less nonsufficient funds (“NSF”) activity. Other loan-related fees for the three months ended September 30, 2003 were $632,000, up approximately $281,000 compared to $351,000 for the same quarter in 2002 primarily due to prepayment penalties of approximately $165,000 collected in September 2003.

     Noninterest income for the nine months ended September 30, 2003 was $6.9 million, up approximately $200,000 compared to noninterest income for the same period in 2002. Service fees for the nine months ended September 30, 2003 were $4.8 million, down approximately $300,000 compared to $5.1 million for the same period in 2002 primarily due to less NSF related activity. Other loan-related fees for the nine months ended September 30, 2003 were $1.5 million, up approximately $500,000 compared to $932,000 for the same period in 2002 primarily due to an increase in late charge collections and prepayment penalties.

     Noninterest Expense. Total noninterest expense for the three months ended September 30, 2003 was $7.8 million, up approximately $1.3 million compared to $6.5 million for the same quarter in 2002. The higher noninterest expense was primarily due to a lower of cost or market adjustment of $824,000 on the loans held-for-sale. Professional fees for the three months ended September 30, 2003 were $417,000 compared to $13,000 for the same quarter in 2002, up approximately $404,000 primarily due to increased costs related to matters concerning problem assets.

     Noninterest expense for the nine months ended September 30, 2003 was $22.3 million, up $2.3 million compared to $20.0 million for the same period in 2002. The higher noninterest expense for the nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to the $2.1 million lower of cost or market adjustments on the loans held-for-sale and an increase in professional fees of approximately $719,000 that related to matters concerning problem assets.

     Occupancy and equipment expense for the nine months ended September 30, 2003, was $4.0 million, up approximately $200,000 compared to $3.8 million for the same period in 2002 primarily due to additional leased space in the corporate office. The foreclosed asset expense for the nine months ended September 30, 2003 was $3,000, down approximately $480,000 compared to foreclosed asset expense of $483,000 for the same period in 2002. This was primarily due to the gain on sale of foreclosed assets in the second quarter 2003 compared to foreclosed asset expenses incurred in 2002.

     Income Taxes. The Company’s effective tax rate was 27.3% and 34.4% for the three months ended September 30, 2003 and 2002, respectively. The Company’s effective tax rate was 26.0% and 32.6% for the nine months ended September 30, 2003 and 2002, respectively. The primary reason for the difference between the effective rate and the statutory rate for the three and nine months ended September 30, 2003 is a higher proportion of non-taxable interest income on municipal securities to pre-tax income.

Financial Condition

     Loan Portfolio. Net loans at September 30, 2003 were $544.4 million, up $27.8 million or 5.2% from $517.6 million at December 31, 2002, primarily due to new loan growth that has exceeded prepayments and scheduled repayments. Compared to the loan level at December 31, 2002, during the nine months ended September 30, 2003 commercial and industrial loans increased $16.7 million and real estate loans increased $10.5 million. At September 30, 2003 and December 31, 2002, the ratio of total loans to total deposits was 76.3%. At the same dates, total loans represented 64.2% and 62.8% of total assets, respectively.

     During the third quarter 2003, four hospitality-related loans with an aggregate principal balance of $7.6 million and a restaurant loan with a principal balance of $1.2 million that were classified as loans held-for-sale were sold.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of September 30, 2003		As of December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial and industrial	$342,091	60.94%	$325,424	60.94%
Real estate mortgage:
Residential	11,011	1.96	7,326	1.37
Commercial, including loans held-for-sale	175,149	31.20	165,608	31.01
Real estate construction:
Residential	11,055	1.97	10,589	1.98
Commercial	11,605	2.07	14,805	2.77
Consumer and other	10,409	1.86	10,286	1.93

Gross loans	561,320	100.00%	534,038	100.00%

Less: unearned discounts, interest and deferred fees	(6,466)		(6,279)

Total loans	554,854		527,759
Less: allowance for loan losses	(10,483)		(10,150)

Loans, net	$544,371		$517,609

     Nonperforming Assets. Net nonperforming assets at September 30, 2003 were $17.1 million compared to $15.5 million at December 31, 2002, an increase of $1.6 million or 10.5%, and mainly reflected additions to other real estate primarily in the hospitality industry. Approximately $10.3 million or 60.2% of the net nonperforming assets at September 30, 2003 were loans collateralized by real estate. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development. As of September 30, 2003, the Company had approximately $70.8 million or 13.0% of its loan portfolio concentrated in the hospitality industry, compared to $86.6 million or 16.0% of its loan portfolio at December 31, 2002.

     The ratios for net nonperforming assets to total loans and other real estate at September 30, 2003 and December 31, 2002 were 3.06% and 2.92%, respectively. The ratios for net nonperforming assets to total assets were 1.98% and 1.84% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $4.4 million at September 30, 2003 compared to $3.3 million at December 31, 2002.

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

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	September 30, 2003	December 31, 2002

	(Dollars in thousands)

Nonaccrual loans	$17,279	$17,209
Accruing loans 90 days or more past due	189	380
Other real estate	4,062	1,185
Other assets repossessed	—	5

Total nonperforming assets	21,530	18,779
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(4,430)	(3,310)

Total net nonperforming assets	$17,100	$15,469

Total nonperforming assets to total assets	2.49%	2.24%
Total nonperforming assets to total loans and other real estate	3.85%	3.55%
Net nonperforming assets to total assets (1)	1.98%	1.84%
Net nonperforming assets to total loans and other real estate (1)	3.06%	2.92%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Allowance for Loan Losses. At September 30, 2003 and 2002 the allowance for loan losses were $10.5 million and $9.7 million, respectively, or 1.89% and 1.88% of total loans, respectively. Net charge-offs for the three months ended September 30, 2003 were $343,000 compared with $120,000 for the same period in 2002. Net charge-offs for the nine months ended September 30, 2003 were $5.1 million compared with $1.5 million for the same period in 2002. The Company seeks recovery of charge-offs through all available channels.

     The level of non-performing assets at September 30, 2003 is improving from its previous levels of $20.7 million and $21.6 million at June 30, 2003, and March 31,2003 respectively. Net quarterly charge-offs were approximately $340,000, $4.5 million and $250,000 for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively.

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

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

	(Dollars in thousands)

Average year-to-date total loans outstanding	$549,166	$498,943

Total loans outstanding at end of period	$554,854	$517,764

Allowance for loan losses at beginning of period	$10,150	$8,903
Provision for loan losses	5,390	2,320
Charge-offs:
Commercial and industrial	(4,781)	(1,832)
Real estate — mortgage	(755)	(21)
Real estate — construction	—	—
Consumer and other	(129)	(113)

Total charge-offs	(5,665)	(1,966)

Recoveries:
Commercial and industrial	537	404
Real estate — mortgage	44	5
Real estate — construction	—	—
Consumer and other	27	44

Total recoveries	608	453

Net loan charge-offs	(5,057)	(1,513)

Allowance for loan losses at end of period	$10,483	$9,710

Ratio of allowance to end of period total loans	1.89%	1.88%
Ratio of net loan charge-offs to end of period total loans	0.91%	0.29%
Ratio of allowance to end of period total nonperforming loans	60.01%	55.49%
Ratio of allowance to end of period net nonperforming loans	80.40%	66.24%

     Securities. At September 30, 2003, the securities portfolio was $256.2 million, reflecting a decrease of $3.8 million or 1.5% from $260.0 million at December 31, 2002 primarily due to prepayments on mortgage-backed securities that exceeded portfolio reinvestments. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of September 30, 2003 approximately $25.5 million in short-term borrowings from the FHLB have been utilized to fund approximately the same amount of mortgage-backed securities to increase interest-earning assets.

     Deposits. At September 30, 2003, total deposits were $726.9 million, up $35.5 million or 5.1% from $691.4 million at December 31, 2002. Noninterest-bearing demand deposits at September 30, 2003 increased $18.3 million or 12.6% to $162.8 million from $144.5 million at December 31, 2002. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2003 and December 31, 2002 was 22.4% and 20.9%, respectively. Interest-bearing deposits at September 30, 2003 increased $17.3 million or 3.2% to $564.1 million from $546.8 million at December 31, 2002.

     Other Borrowings. Other borrowings at September 30, 2003 were $53.9 million, down approximately $11.9 million compared to other borrowings of $65.8 million at December 31, 2002. The Company has two ten-year loans totaling $25.0 million from the FHLB to diversify its funding sources. The ten-year loans bear interest at an average rate of 5.00% per annum until the fifth year anniversary of the loans, September 2003, at which time the loans may be repaid or the interest rate renegotiated at the discretion of the FHLB based upon a call provision included in the borrowing agreement. On September 14, 2003, FHLB elected not to exercise their call option. However, that option continues quarterly until maturity at September 2008. The Company has several FHLB advances totaling $28.5 million with weighted average fixed rates of 1.52%. Of these advances, $20.5 million with fixed interest rates averaging 1.17% are scheduled to mature in the fourth quarter of 2003. Advances in the amount of $8.0 million with fixed rates averaging 2.39% are scheduled to mature in 2004. These borrowings were part of a strategic plan to continue the growth of interest-earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately three years. Other short-term borrowings at September 30, 2003 consisted of approximately $397,000 in U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings:

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Federal funds purchased:
At end of period	$—	$—
Average during the period	73	162
Maximum month-end balance during the period	—	—

FHLB notes and advances:
At end of period	$53,500	$65,200
Average during the period	61,543	52,343
Maximum month-end balance during the period	69,300	69,700

Other short-term borrowings:
At end of period	$397	$574
Average during the period	550	551
Maximum month-end balance during the period	848	713

     Liquidity. The Company’s loan to deposit ratio at September 30, 2003 was 76.33%. As of this same date, the Company had commitments to fund loans in the amount of $76.7 million. At September 30, 2003, the Company had stand-by letters of credit of $7.1 million, of which, the Company has recorded a liability of $4,437 at September 30, 2003, for the fair value of the Company’s potential obligations, which represented the unamortized portion of the letter of credit fees. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $173.0 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at September 30, 2003 and December 31, 2002, respectively.

     Capital Resources. Shareholders’ equity at September 30, 2003 was $74.1 million compared to $74.5 million at December 31, 2002, a decrease of approximately $377,000. This decrease for the nine months ended September 30, 2003 was primarily the combined result of $1.9 million in net income and a net increase in paid-in capital, common stock, and treasury stock of approximately $1.3 million that was partially offset by a reduction in accumulated other comprehensive income (an unrealized loss in the market value of securities) of approximately $2.3 million and dividend payments of approximately $1.3 million.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2003 to the minimum and well-capitalized regulatory standards:

	Minumum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	September 30, 2003

The Company
Leverage ratio	4.00	%(1)	N/A %	8.71%
Tier 1 risk-based capital ratio	4.00		N/A	12.40
Risk-based capital ratio	8.00		N/A	13.65
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.17%
Tier 1 risk-based capital ratio	4.00		6.00	11.65
Risk-based capital ratio	8.00		10.00	12.91

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See—“Financial Condition — Allowance for Loan Losses.”

     The Company believes that loans held-for-sale and the related lower of cost or market adjustment is also a critical accounting policy that requires significant judgments and estimates in preparation of its consolidated financial statements. In estimating the requirement for market adjustments, management utilizes outside sources to determine the market value of the loans held-for-sale through solicitation of market bids or indications of market value. Decreases in market value will be reflected in the consolidated statement of income under noninterest expense as “Lower of Cost or Market Adjustment.”

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     In September 2003 a subsidiary of the Company, Advantage Finance Corporation (“AFC”), was served in connection with a law suit based on alleged “malicious prosecution” and “conspiracy”. Also included in the law suit are BDO Seidman LLP and The CIT Group/Commercial Services, Inc. The Case is in its early stages and has been set for trial in August 2004. Management is unable to determine whether the outcome will have a material impact on the Company's financial statements. The lawsuit does not seek a specified amount.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6 (a) Exhibits

Exhibit
Number		Identification of Exhibit

11	-	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

(1)	Current report on Form 8-K dated July 9, 2003 announcing that the Company recorded additional charge-offs and a plan to sell loans.

(2)	Current report on Form 8-K dated July 28, 2003 announcing the release of the Company’s earnings for the second quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC

	By:	/s/ Allen D. Brown

Date: November 14, 2003		Allen D. Brown President (principal executive officer)

Date: November 14, 2003	By:	/s/ David D. Rinehart

David D. Rinehart Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit

11	-	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.