Form 10-K
period 2003-12-31
METROCORP BANCSHARES INC
filed 2004-03-17
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Common Stock, par value $1.00 per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 5, 2004, the number of outstanding shares of Common Stock was 7,162,990.

      The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2003, the last business day of the registrant’s most recently completed second quarter, of $12.15 per share, was approximately $60.0 million.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PART I

Special Cautionary Notice Regarding Forward-Looking Statements

      Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the ability of the Company’s customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	increased asset levels and changes in the composition of assets and the resulting impact on capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

•	changes in statutes and government regulations or their interpretations applicable to bank holding companies and present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

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

      The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets by providing personalize service to the communities in Houston and Dallas. In the past, the Company has strategically opened each of its 14 banking offices in an area with large multicultural concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity.

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

Business

      Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful retail banking endeavor. The Company intends to focus more attention on its retail banking initiatives in 2004. To achieve its goals, the Company has recently added an experienced senior officer to its management team to implement strategies throughout the 14-branch network. Specific goals include but are not limited to: (1) building solid customer relationships through cross-selling products and services, (2) targeting new mainstream markets to diversify the customer base, (3) ensuring that delivery systems for the Bank’s products and services are effective and will produce the desired results, (4) reviewing the Bank’s product mix to ensure that customer needs and demands are being met with existing products, and (5) studying the effectiveness of the Bank’s customer service activities and implement enhancements, where applicable, to make certain that customer inquiries are being addressed timely and effectively.

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

Commercial and Industrial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Its commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery, and business expansion

(including acquisitions of real estate and improvements). As of December 31, 2003, the Company’s commercial and industrial loan portfolio totaled $332.5 million or 59.4% of the gross loan portfolio. At that date, the Company had a concentration of loans in the hotel and motel industry of $66.1 million. Hotel and motel lending was originally targeted by the Company because of management’s particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has broadened its lending strategy in efforts to further diversify its portfolio to other industries.

Commercial Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 2003, the Company had a commercial mortgage portfolio of $178.3 million or 31.8% of the gross loan portfolio.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are for single-family dwellings, which are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2003, the Company had a real estate construction portfolio of $24.6 million or 4.4% of the gross loan portfolio, of which, $12.7 million was residential and $11.9 million was commercial.

Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans with a 15-year amortization to its existing customers on a select basis, which loans are retained in the Company’s portfolio. As of December 31, 2003, the residential mortgage portfolio totaled $14.3 million or 2.6% of the gross loan portfolio.

Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2003, the Company had $92.0 million in the retained portion of its SBA loans, approximately $59.4 million of which was guaranteed by the SBA. For the SBA’s fiscal year ended September 30, 2003, the Company was ranked as the third largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume produced. Another source of government guaranteed lending provided by the Company is Business and Industrial loans (“B&I Loans”) which are collateralized by the U.S. Department of Agriculture (the “USDA”) and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2003, the Company’s USDA portfolio totaled $2.9 million. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund (“OCCGF”), which is sponsored by the government of Taiwan. These loans are for people of Chinese descent or origin, who are not mainland Chinese by birth and who reside “overseas.” As of December 31, 2003, the Company’s OCCGF portfolio totaled $4.1 million.

Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government which provides guarantees for trade finance loans. At

December 31, 2003, the Company’s aggregate trade finance portfolio commitments totaled approximately $7.3 million.

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

      On December 20, 2001, in collaboration with the Mexican Consulate of Houston, the Company introduced the Matricula Checking account as a service to the Hispanic community in the greater Houston metropolitan area. Using an official Matricula card issued by the consulate as identification, a Mexican national can open this account. Matricula Checking was the first account of this type in the Houston area. It addresses a significant social issue: Immigrants are typically unable to obtain acceptable identification and lack basic banking services. With this account, customers have a safe and secure place to keep their money, eliminating the need to carry or hide large sums of cash. The account allows the holder to write checks, execute transactions and make affordable wire transfers. Account holders can also designate individuals in Mexico to have limited ATM access to their account. As of December 31, 2003, the Company’s aggregate Matricula Checking portfolio totaled approximately $1.8 million.

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

      In addition, the enactment of the Gramm-Leach-Bliley Act, which breaks down the barriers between financial institutions, securities firms and insurance companies, may significantly change the competitive environment in which the Company and the Bank conduct business. See “— Supervision and Regulation — The Company — Financial Modernization”.

Employees

      As of December 31, 2003, the Company had 299 full-time equivalent employees, 45 of whom were officers of the Bank classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

      However, the Gramm-Leach-Bliley Act, effective in 2001, amended the BHC Act and granted certain expanded powers to bank holding companies. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve

      Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation

Improvement Act (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better. Presently, the Company has no plans to become a financial holding company.

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

      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2003, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.42% and its ratio of total capital to total risk-weighted assets was 13.67%.

      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2003, the Company’s leverage ratio was 8.84%.

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

      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

      Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2003, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

      The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.66% and its ratio of total capital to total risk-weighted assets was 12.92%.

      The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.30%.

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

      On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the first quarter of 2004, the BIF and SAIF rates were .00154% of deposits.

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

      Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act imposes new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act. The privacy provisions became effective on July 1, 2002. The Gramm-Leach-Bliley Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

      USA Patriot Act of 2002. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2002 was enacted in October 2002. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains a broad range of anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Instability of Regulatory Structure

      Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

Facilities

      The Company conducts business at 15 locations, 10 of which are leased. Included are 14 full-service banking locations and the Company’s corporate offices. The following table sets forth specific information on each location. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company’s corporate headquarters will expire in December 2008.

	Owned/		Deposits at
Location	Leased	Sq. Ft.	December 31, 2003

			(In thousands)
Houston Area:
Corporate Offices	Leased	36,298	$ N/A
9600 Bellaire Boulevard, Suite 252
Bellaire Boulevard	Leased	7,002	320,210
9600 Bellaire Boulevard, Suite 100
East	Owned	16,400	81,598
6730 Capitol at Wayside
Chinatown	Leased	2,500	30,790
1005 Saint Emanuel
Sugar Land	Owned	5,665	38,459
15144 Southwest Freeway
Harwin	Leased	2,463	31,086
10000 Harwin Drive
Clear Lake	Owned	1,986	29,985
2424 Bay Area Boulevard
Veterans Memorial	Owned	5,571	30,540
13480 Veterans Memorial Boulevard
Milam	Leased	2,546	14,474
2808 Milam Street
Boone Road	Leased	905	9,972
11205 Bellaire Boulevard, Suite B-9
Dulles	Owned	479	18,906
4635 Highway 6
Long Point	Leased	3,000	23,257
1426 Blalock
Dallas Area:
Richardson	Leased	4,948	62,065
275 West Campbell Road
Dallas (Harry Hines)	Leased	6,000	24,498
2527 Royal Lane
Garland	Leased	2,400	9,101
3500 West Walnut Street

Item 3.	Legal Proceedings

Legal Proceedings

      In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/ Commercial Services, Inc. The plaintiff has filed his case in both Federal and State courts. In December 2003, the case was dismissed from Federal court and a request for dismissal from State court is anticipated. An appeal is expected, however none has been filed to date. Management is unable to determine whether the outcome will have a material impact on the Company’s financial statements. The lawsuit does not seek a specified amount.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company’s Common Stock is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “MCBI.” As of March 5, 2004, there were 7,162,990 shares outstanding and approximately 175 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

      The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2003:

	High	Low

2003

Fourth quarter	$15.15	$12.50
Third quarter	13.08	12.10
Second quarter	14.30	11.94
First quarter	13.00	11.60

2002

Fourth quarter	$12.13	$11.40
Third quarter	12.40	11.00
Second quarter	13.50	11.65
First quarter	11.81	10.50

Dividends

      Holders of Common Stock are entitled to receive dividends when, and if, declared by the Company’s Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since the fourth quarter 1998, there is no assurance that the Company will pay dividends in the future.

      The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2003	2002

Fourth quarter	$0.06	$0.06
Third quarter	0.06	0.06
Second quarter	0.06	0.06
First quarter	0.06	0.06

      The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2003, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. As of December 31, 2003, an aggregate of approximately $15.0 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The Company currently has stock options outstanding. The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of		Equity Compensation
	Outstanding	Weighted Average	Plans (excluding
	Options, Warrants	Exercise Price of	securities reflected in
Plan Category	and Rights	Outstanding Options	column (a))

Equity compensation plans approved by security holders	212,000	$11.10	477,500
Equity compensation plans not approved by security holders	—	—	—

Total	212,000	$11.10	477,500

Item 6.	Selected Consolidated Financial Data

      The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of and for each of the five years ended December 31, 2003 is derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Income Statement Data:

Interest income	$43,838	$48,711	$55,451	$63,466	$53,668
Interest expense	12,134	14,628	23,799	27,276	21,026

Net interest income	31,704	34,083	31,652	36,190	32,642
Provision for loan losses	5,690	3,853	3,799	7,508	5,550

Net interest income after provision for loan losses	26,014	30,230	27,853	28,682	27,092
Noninterest income	8,927	8,967	8,660	7,032	6,088
Noninterest expense	29,704	26,058	25,383	27,230	22,412

Income before provision for income taxes	5,237	13,139	11,130	8,484	10,768
Provision for income taxes	1,529	4,350	3,553	3,001	3,638

Net income	$3,708	$8,789	$7,577	$5,483	$7,130

Per Share Data:

Net income:
Basic	$0.52	$1.25	$1.08	$0.79	$1.00
Diluted	0.51	1.23	1.07	0.79	1.00
Book value	10.65	10.59	9.32	8.42	7.38
Tangible book value	10.65	10.59	9.32	8.42	7.38
Cash dividends	0.24	0.24	0.24	0.24	0.24
Weighted average shares outstanding (in thousands):
Basic	7,089	7,024	6,998	6,972	7,114
Diluted	7,213	7,154	7,059	6,973	7,114

Balance Sheet Data (Period End):

Total assets	$864,773	$840,065	$742,174	$736,757	$660,589
Securities	262,264	264,418	176,230	143,759	110,065
Total loans	553,783	527,759	493,145	483,738	495,669
Allowance for loan losses	10,448	10,150	8,903	9,271	7,537
Total deposits	724,941	691,361	642,751	625,906	544,436
Other borrowings	54,173	65,774	25,195	25,573	55,636
Total shareholders’ equity	76,210	74,463	65,229	58,701	52,580

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Balance Sheet Data (Average):

Total assets	$851,960	$790,752	$727,841	$698,209	$620,646
Securities	251,828	222,752	159,416	127,865	119,952
Total loans	549,610	505,495	474,986	486,549	456,653
Allowance for loan losses	10,595	9,238	9,315	8,589	6,720
Total deposits	708,575	656,824	626,970	590,217	501,808
Other borrowings	60,309	53,056	25,570	42,757	58,037
Total shareholders’ equity	75,306	70,607	63,539	53,462	53,010

Performance Ratios:

Return on average assets	0.44%	1.11%	1.04%	0.79%	1.15%
Return on average equity	4.92	12.45	11.92	10.26	13.52
Net interest margin	3.89	4.54	4.64	5.57	5.55
Efficiency ratio(1)	73.11	60.53	62.97	62.98	57.92

Asset Quality Ratios:

Nonperforming assets to total loans and other real estate	5.08%	3.55%	1.13%	0.62%	1.42%
Nonperforming assets to total assets	3.27	2.24	0.75	0.40	1.07
Net loan charge-offs to total loans	0.97	0.49	0.84	1.19	0.90
Allowance for loan losses to total loans	1.89	1.92	1.81	1.92	1.52
Allowance for loan losses to nonperforming loans(2)	40.64	57.71	250.86	416.67	115.03

Capital Ratios:

Leverage ratio(3)	8.84%	8.58%	8.91%	8.39%	8.80%
Average shareholders’ equity to average total assets	8.84	8.93	8.73	7.66	8.54
Tier-1 risk-based capital ratio — period end	12.42	12.71	12.50	11.74	11.41
Total risk-based capital ratio — period end	13.67	13.97	13.76	13.00	12.66

(1)	Calculated by dividing total noninterest expense by net interest income plus noninterest income.
(2)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(3)	The leverage ratio is calculated by dividing Tier 1 capital by average assets at period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of operations. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

For the Years Ended December 31, 2003, 2002 and 2001

Overview

      The Company, primarily through the Bank, generates earnings from several sources. First, the Bank attracts customer deposits through its fourteen branches located in Houston and Dallas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CD’s”) and individual retirement accounts (“IRA’s”). With the funds attracted from the communities surrounding the branches, the Bank originates loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities. The Bank’s net interest income represents the difference between the interest income earned on loans and securities and the interest expense paid on customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Bank during each fiscal year and can be found on the Statement of Income under “net interest income”.

      To compliment the foregoing earnings, the Bank also earns fee income from both deposits and loans through service fees and charges collected from customers. Generally, the Bank receives the greater portion of its fees from its deposit customers in the form of service fees, nonsufficient funds (“NSF”) fees, and other fees for services provided to the customer. Loan fees are generally earned from late charges, administrative document and processing fees, and other loan-related type fees. The fees collected by the Bank may be found on the Statement of Income under “noninterest income”.

      The Bank may also generate earnings through the sale of loans and securities which are categorized on the Balance Sheet as “held-for-sale” or “available-for-sale”. While it is not uncommon to see such gains, they are generally not consistent throughout the year. This inconsistency is directly related to the availability and/or the market for these types of assets that the bank might want to sell.

      Offsetting these earnings are operating expenses referred to as “noninterest expense”. Because banking is a very people intensive industry, the largest of the Bank’s operating expenses is salaries and benefits.

      Total assets at December 31, 2003 were $864.8 million, an increase of $24.7 million or 2.9% compared to $840.1 million at December 31, 2002. Total loans at December 31, 2003 were $553.8 million, an increase of $26.0 million or 4.9% compared to $527.8 million at December 31, 2002. Investment securities at December 31, 2003 were $262.3 million, down $2.1 million or 0.8% from $264.4 million at December 31, 2002. Total deposits at December 31, 2003 were $724.9 million, an increase of $33.5 million or 4.9% compared to $691.4 million at December 31, 2002. Other borrowings at December 31, 2003 were $54.2 million, down $11.6 million or 17.6% compared to $65.8 million at December 31, 2002.

      Total assets at December 31, 2002 were $840.1 million, an increase of $97.9 million or 13.2% compared to $742.2 million at December 31, 2001. Growth in loans and investment securities accounted for the majority of the Company’s asset growth during this period, increasing to $527.8 million and $264.4 million, respectively, at December 31, 2002 from $493.1 million and $176.2 million, respectively, at December 31, 2001. Supporting this growth was an increase in deposits and other borrowings to $691.4 million and $65.8 million, respectively, at December 31, 2002 from $642.8 million and $25.2 million, respectively, at December 31, 2001, an increase of $48.6 million and $40.6 million, respectively. Shareholders’ equity at December 31, 2002 was $74.5 million, an increase of $9.3 million or 14.2% compared with $65.2 million at December 31, 2001.

      Net income for the years ended December 31, 2003, 2002, and 2001 was $3.7 million, $8.8 million, and $7.6 million, respectively. Diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001 were $0.51, $1.23, and $1.07, respectively. The Company’s returns on average assets for the years ended December 31, 2003, 2002, and 2001 were 0.44%, 1.11%, and 1.04, respectively. The Company’s returns on average equity for the same periods were 4.92%, 12.45%, and 11.92%, respectively. The 2003 decreases in net income, diluted earnings per share, return on average assets, and return on average equity was primarily the result of lower net interest income, a higher provision for loan losses, and lower of cost or market adjustments on loans held-for-sale.

      The 2003 provision for loan losses was $5.7 million, up $1.8 million or 46.2% compared to $3.9 million in 2002. In 2003, management determined an additional provision was needed primarily due to the results of continued asset quality risk assessment procedures and a 4.9% increase in the loan portfolio. The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses.

      In June 2003 the Company transferred the status of approximately $13.1 million in hospitality-related loans to held-for-sale. While the Company has not historically made such transfers, the high concentration of these loans was deemed necessary to reduce the Company’s exposure to credit risk. In August 2003, an additional $3.9 million in hospitality-related loans was transferred to held-for-sale.

Results of Operations

Net Interest Income

      Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

      Interest income in 2003, was 10.0% lower than interest income in 2002, and interest expense in 2003 was 17.0% lower than interest expense in 2002. Net interest income for 2003 was 7.0% lower than net interest income in 2002 primarily due to a decrease in the yield on earning assets of 112 basis points that was partially offset by a decrease in the cost of interest-bearing liabilities of 57 basis points. The lower net interest income in 2003, compared to 2002, primarily reflects the current low interest rate environment, refinancing activity on existing loans, and lower yields on new earning assets (both loans and investments). The Federal Reserve’s interest rate reductions in November 2002 and June 2003 contributed to the lower yields. However, the effect of interest rate floors on approximately 64.7% of the loan portfolio helped to soften the decline in yield on earning assets. The loans with interest rate floors had a weighted average yield of approximately 5.88% at December 31, 2003 compared to approximately 61.3% of the loan portfolio with interest rate floors that had a weighted average yield of approximately 6.58% at December 31, 2002.

      2003 versus 2002. Net interest income in 2003 was $31.7 million compared with $34.1 million in 2002, a decrease of $2.4 million or 7.0%. The decrease in net interest income for 2003 was primarily due to a decrease of $4.9 million in interest income that was partially offset by a decrease of $2.5 million in interest expense. The net interest spread is the difference between the yield on earning assets and the cost of interest-bearing liabilities. The net interest spread in 2003 decreased 55 basis points to 3.41% compared to 3.96% in 2002. The decrease in the net interest spread reflects a decrease of 112 basis points in the average yield on earning assets that was partially offset by a decrease of 57 basis points in the average rate paid for interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is annualized interest expense divided by average earning assets. The net interest margin in 2003 decreased 65 basis points to 3.89% compared to 4.54% in 2002 and primarily reflects the 112 basis point decline in earning asset yield that was partially offset by a decline in the cost of earning assets of 47 basis points.

      Interest income in 2003 was $43.8 million compared with $48.7 million in 2002, a decrease of $4.9 million or 10.0%. The decrease in interest income for 2003 was primarily due to the lower interest rate economy, a lower yield on loans as a result of refinancing, increased nonaccrual loan balances, and lower yields on the investment portfolio. Approximately 85.1% of the loans in the loan portfolio have variable interest rates tied to the prime rate and are, therefore, sensitive to interest rate movement. However, at December 31, 2003 approximately 64.7% of the loans in the loan portfolio had interest rate floors with a weighted average yield of 5.88%. This was down 70 basis points from 6.58% at December 31, 2002, primarily as a result of new loans with floors at lower interest rates in addition to refinanced floor rates on pre-existing loans. These floor rates helped to partially offset the decline in loan interest rate yield. The average yield on the total loan portfolio for 2003 was 6.41%, down 110 basis points compared to 7.51% in 2002. The average yield on the investment portfolio for 2003 was 3.23%, down 115 basis points compared to 4.38% in 2002. The yield on average earning assets for 2003 was 5.37%, down 112 basis points compared to 6.49% in 2002.

      Interest expense in 2003 was $12.1 million compared to $14.6 million in 2002, a decrease of $2.5 million or 17.0%. The decrease in interest expense for 2003 was also primarily the result of lower interest rates paid for interest-bearing liabilities in 2003. The average cost of interest-bearing liabilities for 2003 was 1.96%, down 57 basis points compared to 2.53% in 2002.

      2002 versus 2001. Net interest income in 2002 was $34.1 million compared with $31.7 million in 2001, an increase of $2.4 million or 7.7%. The increase in net interest income for 2002 was primarily due to a decrease of $9.1 million in interest expense partially offset by a decrease of $6.7 million in interest income. The net interest spread in 2002 improved 20 basis points to 3.96% compared to 3.76% in 2001. The increase in the net interest spread reflects a decrease of 185 basis points in the average rate paid on interest-bearing liabilities that was partially offset by a decrease of 165 basis points in the average yield on interest-earning assets. Interest rate floors on approximately 61.3% of the loan portfolio helped curtail the decrease in the average yield on total loans. The net interest margin in 2002 decreased 10 basis points to 4.54% compared to 4.64% in 2001 and was primarily due to the refinancing of existing loans and the origination of new loans both at lower interest rates. The Federal Reserve’s 50 basis point interest rate reduction in November 2002 partially contributed to this decrease.

      Interest income in 2002 was $48.7 million compared with $55.5 million in 2001, a decrease of $6.7 million or 12.2%. The decrease in interest income in 2002 was primarily due to the lower interest rate economy, a lower yield on loans as a result of refinancing, increased nonaccrual loan balances, and lower yields on the investment portfolio. Approximately 84.0% of the loans in the loan portfolio had variable interest rates tied to the prime rate and were, therefore, sensitive to interest rate movement. However, at December 31, 2002 approximately 61.3% of the loans in the loan portfolio had interest rate floors with a weighted average yield of 6.58%. This was down 117 basis points from 7.75% at December 31, 2001, primarily as a result of new loans with floors at lower interest rates in addition to refinanced floor rates on pre-existing loans. These floor rates helped to partially offset the decline in interest rate yield and therefore, curtail the decline in interest income. The average yield on the total loan portfolio for 2002 was 7.51%, down 174 basis points compared to 9.25% in 2001. The average yield on the investment portfolio for 2002 was 4.38%, down 120 basis points compared to 5.58% in 2001. The yield on average earning assets for 2002 was 6.49%, down 165 basis points compared to 8.14% in 2001.

      Interest expense in 2002 was $14.6 million compared to $23.8 million in 2001, a decrease of $9.2 million or 38.5%. The decrease in interest expense for 2002 was also primarily the result of lower interest rates paid for deposits in 2002. The average cost of interest-bearing liabilities for 2002 was 2.53%, down 185 basis points compared to 4.38% in 2001.

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

	Years Ended December 31,

	2003			2002			2001

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$549,610	$35,242	6.41%	$505,495	$37,987	7.51%	$474,986	$43,926	9.25%
Taxable securities	227,054	7,321	3.22	195,649	9,080	4.64	132,366	8,356	6.31
Tax-exempt securities	20,095	997	4.96	23,362	1,160	4.97	23,491	1,177	5.01
Federal funds sold and other temporary investments	18,854	278	1.47	25,843	484	1.87	50,715	1,992	3.93

Total interest-earning assets	815,613	43,838	5.37%	750,349	48,711	6.49%	681,558	55,451	8.14%

Less allowance for loan losses	(10,595)			(9,238)			(9,315)

Total interest-earning assets, net of allowance for loan losses	805,018			741,111			672,243
Noninterest-earning assets	46,942			49,641			55,598

Total assets	$851,960			$790,752			$727,841

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,987	$460	0.62%	$71,059	$837	1.18%	$54,694	$1,209	2.21%
Saving and money market accounts	111,867	885	0.79	110,372	1,378	1.25	102,268	2,322	2.27
Time deposits	371,500	8,942	2.41	342,707	10,595	3.09	360,370	19,003	5.27
Federal funds purchased	55	1	1.82	162	4	2.47	1	—	—
Other borrowings	60,255	1,846	3.06	52,894	1,814	3.43	25,570	1,265	4.95

Total interest-bearing liabilities	617,664	12,134	1.96%	577,194	14,628	2.53%	542,903	23,799	4.38%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	151,221			132,686			109,638
Other liabilities	7,769			10,265			11,761

Total liabilities	776,654			720,145			664,302
Shareholders’ equity	75,306			70,607			63,539

Total liabilities and shareholders’ equity	$851,960			$790,752			$727,841

Net interest income		$31,704			$34,083			$31,652

Net interest spread			3.41%			3.96%			3.76%
Net interest margin			3.89%			4.54%			4.64%

      The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,

	2003 vs. 2002			2002 vs. 2001

	Increase			Increase
	(Decrease)			(Decrease)
	Due to			Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,315	$(6,060)	$(2,745)	$2,821	$(8,760)	$(5,939)
Securities	1,295	(3,217)	(1,922)	3,989	(3,282)	707
Federal funds sold and other temporary investments	(131)	(75)	(206)	(977)	(531)	(1,508)

Total increase (decrease) in interest income	4,479	(9,352)	(4,873)	5,833	(12,573)	(6,740)

Interest-bearing liabilities:
Interest-bearing demand deposits	34	(411)	(377)	362	(734)	(372)
Saving and money market accounts	19	(512)	(493)	184	(1,128)	(944)
Time deposits	890	(2,543)	(1,653)	(931)	(7,477)	(8,408)
Federal funds purchased	(3)	—	(3)	—	4	4
Other borrowings	252	(220)	32	1,352	(803)	549

Total increase (decrease) in interest expense	1,192	(3,686)	(2,494)	967	(10,138)	(9,171)

Increase (decrease) in net interest income	$3,287	$(5,666)	$(2,379)	$4,866	$(2,435)	$2,431

Provision for Loan Losses

      Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “— Financial Condition — Allowance for Loan Losses.”

      The 2003 provision for loan losses was $5.7 million, up by $1.8 million or 46.2% compared to $3.9 million in 2002. In 2003, management determined an additional provision was needed primarily due to the results of continued asset quality risk assessment procedures and a 4.9% increase in the loan portfolio. The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. Grades of 1-10 are applied to each loan where grades of 7-10 require the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, current status, collateral value, and financial strength of the borrower. Oversight of the loan grades is vested with the Loan Review/ Compliance Officer. Differences of opinion are resolved among the loan officer, loan review officer, and the chief credit officer.

      The ratio of the allowance for loan losses to total loans at December 31, 2003 was 1.89% compared with 1.92% and 1.81% at December 31, 2002 and 2001, respectively. The Company strives to maintain its allowance for loan losses at target levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income

      For the years ended December 31, 2003, 2002 and 2001, noninterest income was $8.9 million, $9.0 million, and $8.7 million, respectively, reflecting a decrease of approximately $40,000 in 2003 compared to 2002, and an increase of $307,000 or 3.5% in 2002 compared to 2001. The service fees category of noninterest income includes monthly account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees. Service fees for 2003 were $6.5 million, down $126,000 primarily due to less NSF related activity. Other loan-related fees for 2003 were $1.0 million, down $74,000 compared to $1.1 million in 2002 primarily due to a decrease in mortgage brokerage fees of $187,000 that was partially offset by increases in late charges and SBA servicing fees of $48,000 and $36,000, respectively. The gain on sale of SBA loans in 2003 was approximately $460,000, and increase of $139,000 over 2002.

      The following table presents the major categories of noninterest income:

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Service fees	$6,544	$6,670	$6,360
Other loan-related fees	1,009	1,083	936
Letters of credit commissions and fees	516	610	655
Gain on sale of investment securities, net	165	34	189
Gain on sale of loans	600	322	127
Other noninterest income	93	248	393

Total noninterest income	$8,927	$8,967	$8,660

Noninterest Expense

      For the years ended December 31, 2003, 2002 and 2001, noninterest expense was $29.7 million, $26.1 million, and $25.4 million, respectively, reflecting an increase of approximately $3.6 million or 14.0% in 2003 compared to 2002, and an increase of $675,000 or 2.7% in 2002 compared to 2001.

      The increase in total noninterest expense in 2003 compared to 2002 was primarily due to $437,000 in higher employee salaries and benefits expense as a result of annual salary adjustments and $2.1 million in lower of cost or market adjustments on loans held-for-sale. Legal and professional fees in 2003, compared to 2002, increased approximately $987,000 as a result of increased costs related to matters concerning problem assets. Occupancy and equipment expense in 2003, compared to 2002, increased approximately $272,000 and was primarily the result of additional leased space in the corporate offices. All other categories of noninterest expense in 2003, compared to 2002, decreased approximately $199,000.

      The increase in total noninterest expense in 2002 compared to 2001 was primarily due to higher employee salaries and benefits expense as a result of increased staffing levels in lending operations and compliance functions in addition to the full-year effect of executive level additions made during the third and fourth quarters of 2001. With the exception of losses incurred on net foreclosed assets, generally, all other categories of noninterest expense decreased in 2002 compared to 2001.

      In June 2003, the Company transferred the status of approximately $13.1 million in hospitality-related loans to held-for-sale. While the Company has not historically made such transfers, the high concentration of these loans was deemed necessary to reduce the Company’s exposure to credit risk. In August 2003, an additional $3.9 million composed of two restaurant loans totaling $2.6 million and an office building loan of $1.3 million, was transferred to held-for-sale. Approximately $11.0 million of the loans-held-for-sale were sold during 2003 and a gain of approximately $139,000 was recognized. The remaining $6.0 million were held-for-sale at December 31, 2003 and are carried at the lower of cost or market. During 2003, the Company recorded lower of cost or market adjustments of $2.1 million on the loans held-for-sale. The Company may consider future transfers with concentrations in hospitality and other related loans that may expose the Company to potential losses.

      The efficiency ratio is a measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. The Company’s efficiency ratio for 2003 was 73.11% and reflects the impact of the lower of cost or market adjustments on loans held-for-sale and the decline in the net interest margin. The Company’s efficiency ratio for 2002 was 60.53%, an improvement compared to 62.97% for 2001, primarily as a result of higher net interest income and higher noninterest income.

      Salaries and employee benefits for the years ended December 31, 2003, 2002 and 2001 was $15.2 million, $14.7 million, and $13.2 million, respectively, reflecting an increase of $437,000 or 3.0% in 2003 compared to 2002 and a $1.6 million or 11.9% increase in 2002 compared to 2001. The increase in 2003 versus 2002 primarily reflected the result of annual salary adjustments. The increase in 2002 versus 2001 primarily reflected the full-year effect of increased staffing levels in lending operations and compliance functions in addition to the full-year effect of executive level additions made during the third and fourth quarters of 2002. Total full-time equivalent employees (“FTE”) at December 31, 2003, 2002 and 2001 were 299, 309, and 298, respectively.

      Non-staff expenses for 2003, 2002 and 2001 were $14.5 million, $11.3 million, and $12.2 million, respectively, reflecting an increase of $3.2 million in 2003 compared to 2002 and a decrease of $891,000 in 2002 compared to 2001.

      The $3.2 million increase in non-staff expense during 2003 compared to 2002 was primarily due to the $2.1 million in lower of cost or market adjustments on loans held-for-sale. Legal and professional fees increased approximately $987,000 as a result of increased costs related to matters concerning problem assets. Occupancy and equipment expense increased approximately $272,000 and was primarily the result of additional lease space in the corporate offices. All other categories of noninterest expense in 2003, compared to 2002, decreased approximately $199,000.

      The $891,000 decrease in non-staff expense during 2002 compared to 2001 was primarily due to lower legal and professional fees of $395,000, lower occupancy expense of $100,000, and lower other noninterest expense of $820,000, that was partially offset by higher net real estate expense of $527,000.

      The following table presents the major categories of noninterest expense:

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$15,183	$14,746	$13,180
Non-staff expenses:
Lower of cost or market adjustment on loans held-for-sale	2,149	—	—
Occupancy and equipment	5,361	5,089	5,189
Foreclosed assets, net	248	680	153
Data processing	99	94	86
Legal and professional fees	1,555	568	963
Advertising	244	314	426
Printing and supplies	597	572	526
Telecommunications	500	578	623
Other noninterest expense	3,768	3,417	4,237

Total non-staff expenses	14,521	11,312	12,203

Total noninterest expenses	$29,704	$26,058	$25,383

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

      Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. Income tax expense for 2003 was $1.5 million, down approximately $2.8 million or 64.9% from income tax of $4.4 million in 2002. Income tax expense for 2002 was up approximately $797,000 or 22.4% from income tax expense of $3.6 million in 2001. The effective income tax rates in 2003, 2002 and 2001 were 29.2%, 33.1%, and 31.9%, respectively. The effective income tax rate in 2003 was lower due to a higher percentage of non-taxable income, primarily from tax-exempt securities, to pre-tax income.

      The Texas franchise tax was $185,000, $57,000, and $345,800, in 2003, 2002, and 2001, respectively. In 2002, the Company received a franchise tax refund as a result of a franchise tax audit conducted on tax years 1999, 2001, and 2002.

Impact of Inflation

      The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See ‘— Financial Condition — Interest Rate Sensitivity and Liquidity.”

Financial Condition

Loan Portfolio

      Total loans, which include approximately $6.0 million in loans held-for-sale, were $553.8 million at December 31, 2003, up $26.0 million or 4.9% from $527.8 million at December 31, 2002. The increase in 2003 represented growth of $7.1 million in commercial and industrial loans, $18.8 million in real estate loans, and $161,000 in consumer and other loans. Total loans were $527.8 million at December 31, 2002, an increase of $34.7 million or 7.0% from $493.1 million at December 31, 2001. The $34.7 million increase in 2002 compared to 2001 reflected increases of $12.5 million in commercial and industrial loans, $23.3 million in real estate loans, that was partially offset by a decrease of $1.1 million in consumer and other loans.

      For the years ended December 31, 2003, 2002, and 2001, the ratios of total loans to total deposits were 76.4%, 76.3%, and 76.7%, respectively. For the same periods, total loans represented 64.0%, 62.8%, and 66.4%, of total assets, respectively.

      The following table summarizes the loan portfolio of the Company by type of loan:

	As of December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$332,480	59.36%	$325,424	60.94%	$312,899	62.67%	$298,134	60.92%	$298,150	59.55%
Real estate mortgage:
Residential	14,315	2.56	7,326	1.37	7,833	1.57	10,141	2.07	10,934	2.18
Commercial	178,290	31.83	165,608	31.01	131,022	26.24	128,242	26.20	126,363	25.24

	192,605	34.39	172,934	32.38	138,855	27.81	138,383	28.27	137,297	27.42

Real estate construction:
Residential	12,652	2.26	10,589	1.99	5,962	1.19	7,542	1.54	11,348	2.27
Commercial	11,906	2.12	14,805	2.76	30,215	6.05	32,059	6.55	28,661	5.72

	24,558	4.38	25,394	4.75	36,177	7.24	39,601	8.09	40,009	7.99

Consumer and other	10,447	1.87	10,286	1.93	11,364	2.28	11,986	2.45	11,550	2.31
Factored receivables	—	—	—	—	—	—	1,297	0.27	13,700	2.73

Gross loans	560,090	100.00%	534,038	100.00%	499,295	100.00%	489,401	100.00%	500,706	100.00%

Less: unearned discounts, interest and deferred fees	(6,306)		(6,279)		(6,150)		(5,663)		(5,037)

Total loans	$553,784		$527,759		$493,145		$483,738		$495,669

      Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

      Commercial and Industrial Loans. The primary lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2003, approximately $229.4 million or 68.9% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2003, the Company’s commercial and industrial loan portfolio totaled $332.5 million or 59.4% of the gross loan portfolio.

      Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2003, the Company had a commercial mortgage portfolio of $178.3 million or 31.8% of the gross loan portfolio.

      Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2003, the Company had a real estate construction portfolio of $24.6 million or 4.4% of the gross loan portfolio, of which $12.7 million was residential and $11.9 million was commercial.

      Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by Fannie Mae. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2003 was $20.0 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also makes five to seven year balloon residential mortgage loans primarily collateralized by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2003, the Company’s residential mortgage portfolio totaled $14.3 million.

      Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and mortgage portfolio. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2003, the Company had $94.2 million in the retained portion of SBA loans, approximately $60.9 million of which was guaranteed by the SBA. These loans are included in most all types of loans such as commercial and industrial, real estate mortgage, and real estate construction.

      For the SBA’s fiscal year ended September 30, 2003, the Company was the third largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume. SBA loan originations were $25.7 million and $19.1 million for the years ended December 31, 2003 and 2002, respectively. Another source of government guaranteed lending is B&I loans which are collateralized by the U.S. Department of

Agriculture and are available to borrowers in areas with a population of less than 50,000. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. These loans are for people of Chinese descent or origin, who are not mainland Chinese by birth and reside “overseas.” As of December 31, 2003, the Company’s OCCGF portfolio totaled $4.1 million.

      Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2003, the Company’s aggregate trade finance portfolio commitments totaled approximately $7.3 million.

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

      Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company’s legal loan limit is $11.8 million to one borrower, the Company generally does not make loans larger than $6.0 million to one borrower. Loans are approved by lending officers pursuant to a lending authorization schedule which is based on each loan officer’s credit experience and portfolio. The Bank’s Loan Committee approves loans between $1.5 million and $2.0 million. The Director’s Credit Committee approves loans over $2.0 million. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

      The following table summarizes the industry concentrations (greater than 25% of capital) of the Company’s loan portfolio, which includes gross loans of $6.0 million held-for-sale at December 31, 2003, 2002, and 2001:

	As of December 31,

	2003	2002	2001

	(Dollars in thousands)
Hotels/motels	$66,062	$82,015	$87,991
Retail centers	112,380	103,623	100,649
Restaurants	31,524	33,094	36,160
Apartment buildings	14,868	14,941	13,362
Convenience stores/gasoline stations	26,983	27,383	31,556
All other	308,273	272,982	229,577

Gross loans	$560,090	$534,038	$499,295

      The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2003 are summarized in the following table:

	As of December 31, 2003

		After One
	One Year	Through	After Five
	or Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$74,573	$162,614	$95,293	$332,480
Real estate mortgage:
Residential	5,263	6,472	2,580	14,315
Commercial	25,556	137,248	15,486	178,290
Real estate construction:
Residential	8,909	3,743	—	12,652
Commercial	—	9,528	2,378	11,906
Consumer	1,592	8,319	536	10,447

Total	$115,893	$327,924	$116,273	$560,090

Loans with a predetermined interest rate	$27,384	$42,172	$13,880	$83,436
Loans with a floating interest rate	88,509	285,752	102,393	476,654

Total	$115,893	$327,924	$116,273	$560,090

Nonperforming Assets

      The Company believes that it has adequate loan procedures in place. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review of the loan portfolio by the Company’s internal loan review department (formally approved by the Board of Directors in the fourth quarter of 2002 and established in January 2003), review of the loan portfolio by an independent external loan review company as necessary, approval from the Directors Credit Committee for large credit relationships, and policy/administrative oversight by the Directors Loan Committee. The loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. Facilitating the loan review process, loan review and problem resolution personnel were added during the first and second quarters of 2002. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrowers’

financial condition due to general economic and other factors. While future deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development avenues.

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

      The Company reviews the real estate values, and when necessary, orders new appraisals on loans collateralized by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

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

      In addition to the Company’s loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates national banks. Based upon such an examination, the OCC may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio. The OCC is currently conducting its annual examination of the Bank and while no such actions have been taken by the OCC, no assurance can be provided that such actions will not occur in the future.

      2003 versus 2002. Total nonperforming assets at December 31, 2003 and 2002 were $28.3 million and $18.8 million, respectively, an increase of $9.5 million. Nonaccrual loans at December 31, 2003 and 2002 were $25.4 million and $17.2 million, respectively, an increase of $8.2 million. The increase in nonperforming assets in 2003 compared to 2002 was primarily related to an $8.2 million increase in nonaccrual loans. The largest loan included in nonaccrual loans at December 31, 2003 was a $5.3 million hotel loan which was placed on nonaccrual status in the fourth quarter of 2003. The second largest is a $3.7 million commercial loan to a wholesale food distributor that was added to nonaccrual status in the third quarter of 2002. While each of these loans are continuing to make payments, they have been placed on nonaccrual status due to uncertainty of future cash flows and the ability of the borrower to service the debt. A restaurant loan in the amount of $3.6 million was added to nonaccrual status in 2003 and is not current due to lack of payments. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.0 million and $657,000 would have been recorded on these loans during the years ended December 31, 2003 and 2002, respectively.

      2002 versus 2001. Total nonperforming assets at December 31, 2002 and 2001 were $18.8 million and $5.6 million, respectively, an increase of $13.2 million. Nonaccrual loans at December 31, 2002 and 2001 were $17.2 million and $3.8 million, respectively, an increase of $13.4 million. The increase in nonperforming assets and nonaccrual loans primarily occurred during the first quarter of 2002 with approximately $9.0 million added to nonaccrual loans as part of an identification process that represents an integral part of an overall effort to improve credit quality. The largest of these loans were a $3.2 million hotel loan, a $1.2 million entertainment facility, and two restaurant loans of $1.4 million and $1.3 million. The $1.3 million restaurant loan paid off in July 2002 and the $1.4 million loan was paid off in January 2003. During the third quarter of 2002, a

$5.1 million commercial loan to a wholesale food distributor was added to nonaccrual status. During the fourth quarter of 2002, a $1.1 million hotel loan and a $1.0 million convenience store loan were added to nonaccrual status. Had these nonaccrual loans remained on an accrual basis, interest in the amount of approximately $657,000 and $202,000 would have been recorded on these loans during the years ended December 31, 2002 and 2001, respectively.

      Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $3.3 million at December 31, 2003 and 2002. Nonperforming assets, net of their guaranteed portions, were $25.0 million and $15.5 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 4.49% and 2.92% at December 31, 2003 and 2002, respectively. The ratios for net nonperforming assets to total assets were 2.89% and 1.84%, for the same periods, respectively.

      The following table presents information regarding nonperforming assets at the periods indicated:

	As of December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Nonaccrual loans	$25,442	$17,209	$3,758	$2,225	$6,552
Accruing loans 90 days or more past due	264	380	783	—	—
Other real estate (“ORE”) and other assets repossessed (“OAR”)	2,585	1,190	1,025	757	490

Total nonperforming assets	28,291	18,779	5,566	2,982	7,042
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(3,323)	(3,310)	(1,833)	(1,049)	(1,821)

Net nonperforming assets	$24,968	$15,469	$3,733	$1,933	$5,221

Total nonperforming assets to total loans and ORE/ OAR	5.08%	3.55%	1.13%	0.62%	1.42%
Total nonperforming assets to total assets	3.27%	2.24%	0.75%	0.40%	1.07%
Net nonperforming assets to total loans and ORE/ OAR	4.49%	2.92%	0.76%	0.40%	1.05%
Net nonperforming assets to total assets	2.89%	1.84%	0.50%	0.26%	0.79%

Allowance for Loan Losses

      The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate to absorb estimated losses inherent in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the independent loan review function. Charge-offs occur when loans are deemed to be uncollectible in whole or in part.

      The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets”. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are those loans which are in the process of being charged off.

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

      In order to determine the adequacy of the allowance for loan losses, management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or the delinquent status of specific loans. Management then considers the risk classification or delinquency status of the remaining portfolio and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at a level determined by the foregoing methodology.

      The Company allocates the allowance for loan losses according to management’s assessments of risk inherent in the portfolio. In addition, on July 6, 2002, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues”, which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. The Company believes that it is generally in compliance with the requirements, however, it is developing revisions to the process to utilize historical loan loss experience.

      The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Average total loans outstanding	$549,610	$505,495	$474,986	$486,549	$456,653

Total loans outstanding at end of period	$553,784	$527,759	$493,145	$483,738	$495,669

Allowance for loan losses at beginning of period	$10,150	$8,903	$9,271	$7,537	$6,119
Provision for loan losses	5,690	3,853	3,799	7,508	5,550
Charge-offs:
Commercial and industrial	(5,173)	(2,721)	(4,075)	(1,479)	(3,563)
Real estate — mortgage	(755)	(271)	—	(23)	(32)
Real estate — construction	—	—	—	—	—
Consumer and other	(193)	(132)	(201)	(5,524)	(807)

Total charge-offs	(6,121)	(3,124)	(4,276)	(7,026)	(4,402)

Recoveries:
Commercial and industrial	593	450	54	901	94
Real estate — mortgage	100	20	11	8	—
Real estate — construction	—	—	—	—	—
Consumer and other	36	48	44	343	176

Total recoveries	729	518	109	1,252	270

Net loan charge-offs	(5,392)	(2,606)	(4,167)	(5,774)	(4,132)

Allowance for loan losses at end of period	$10,448	$10,150	$8,903	$9,271	$7,537

Ratio of allowance to end of period total loans	1.89%	1.92%	1.81%	1.92%	1.52%
Ratio of net loan charge-offs to end of period total loans	0.97%	0.49%	0.84%	1.19%	0.83%
Ratio of allowance to end of period nonperforming loans	40.64%	57.71%	196.06%	416.67%	115.03%

      For the years ended December 31, 2003, 2002, and 2001, net loan charge-offs were $5.4 million, $2.6 million, and $4.2 million, respectively. The significant charge-offs for the year 2003 were primarily related to the hospitality industry where approximately $3.0 million was charged off. The largest charge-off in this category was $1.9 million on a hospitality loan that was subsequently foreclosed and as of March 2, 2004 has a sale pending. The second largest charge-off in this category was approximately $659,000 on a hospitality loan that was subsequently transferred to loans held-for-sale. Approximately $612,000 in charge-offs was related to the wholesale trade business, where the largest charge-off was $404,000. Charge-offs related to the restaurant business were approximately $448,000, with the largest charge-off being $220,000.

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

      The ratios of net loan charge-offs to total loans outstanding for the years ended December 31, 2003, 2002, and 2001, were 0.97%, 0.49%, and 0.84%, respectively. The Company seeks recovery on its charge-offs through all available channels. At December 31, 2003, 2002, and 2001, the allowance for loan losses aggregated $10.4 million, $10.2 million, and $8.9 million, respectively, or 1.89%, 1.92%, and 1.81% of total loans, respectively.

      The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,

	2003		2002		2001		2000		1999

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$6,281	59.36%	$6,383	60.94%	$5,054	62.67%	$4,814	60.92%	$3,783	59.55%
Real estate — mortgage	2,460	34.39	2,285	32.38	1,947	27.81	758	28.27	823	27.42
Real estate — construction	267	4.38	355	4.75	274	7.24	230	8.09	204	7.99
Consumer and other	101	1.87	136	1.93	686	2.28	444	2.45	357	2.31
Factored receivables	—	—	—	—	—	—	20	0.27	243	2.73
Unallocated	1,339	—	991	—	942	—	3,005	—	2,127	—

Total allowance for loan losses	$10,448	100.00%	$10,150	100.00%	$8,903	100.00%	$9,271	100.00%	$7,537	100.00%

      The level of allowance for loan losses has remained relatively constant in 2003 and 2002 even though net charge-offs have increased. This is primarily due to loans being charged down to their collateral value where there has been no further deterioration. In addition, the Company has observed a slowing in the migration of loans requiring charge-off, however, there is no assurance this trend will continue. While nonaccrual loans increased in 2003, no corresponding increase in the allowance for loan losses was required since collateral values were able to support the loan balances. Also, many of the loans on nonaccrual are paying as agreed but were placed on nonaccrual due to the uncertainty that the borrowers will continue making loan payments.

Securities

      The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 2003, the fair value of securities net of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock was $257.1 million, a decrease of $3.0 million or 1.1% from the fair value of net securities at December 31, 2002. The decrease in 2003 was primarily the result of excess liquidity created from increased deposits that was reinvested into loans rather than securities. At December 31, 2002, the fair value of securities net of FHLB and Federal Reserve Bank stock totaled $260.0 million, an increase of $86.9 million or 50.2% from $173.1 million at December 31, 2001. The increase in 2002 was primarily due to liquidity created from increased deposits and loan prepayments in excess of loan funding requirements.

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

      The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the date shown:

	As of December 31, 2003				As of December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,965	$—	$(12)	$4,953	$2,488	$50	$—	$2,538
Obligations of state and political subdivisions	18,925	1,249	—	20,174	22,059	591	(2)	22,648
Mortgage-backed securities and collateralized mortgage obligations	209,323	1,170	(1,254)	209,239	180,599	2,862	(151)	183,310
Other debt securities	1,096	3	(10)	1,089	2,378	33	(20)	2,391
Investment in an ARM and CRA funds	21,739	73	(203)	21,609	48,982	169	—	49,151
FHLB/ Federal Reserve Bank Stock	5,200	—	—	5,200	4,380	—	—	4,380

Total securities	$261,248	$2,495	$(1,479)	$262,264	$260,886	$3,705	$(173)	$264,418

	As of December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,453	$122	$—	$2,575
Obligations of state and political subdivisions	25,045	183	(589)	24,639
Mortgage-backed securities and collateralized mortgage obligations	138,696	1,561	(671)	139,586
Other debt securities	3,229	20	(57)	3,192
Investment in an ARM and CRA funds	3,094	1	—	3,095
FHLB/ Federal Reserve Bank Stock	3,143	—	—	3,143

Total securities	$175,660	$1,887	$(1,317)	$176,230

      The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields. No tax-equivalent adjustments were made.

	As of December 31, 2003

			After One Year		After Five Years
	Within One		But Within		But Within
	Year		Five Years		Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	—%	$4,965	4.37%	$—	—%	$—	—%	$4,965	4.37%
Obligations of state and political subdivisions	185	4.86	3,321	5.14	2,140	4.74	13,279	5.13	18,925	5.09
Mortgage-backed securities and collateralized mortgage obligations	—	—	2,650	4.93	52,413	4.16	154,260	3.81	209,324	3.91
Other debt securities	—	—	—	—	53	4.97	1,043	4.60	1,096	4.62
Investment in ARM and CRA funds	18,430	3.60	—	—	—	—	3,309	4.55	21,739	3.75
FHLB and Federal Reserve Bank stock(1)	—	—	—	—	—	—	5,200	3.00	5,200	3.00

Total securities	$18,615	3.61%	$10,936	4.74%	$54,606	4.18%	$177,091	3.90%	$261,248	3.98%

(1)	FHLB and Federal Reserve Bank stock do not have maturities.

     The following table summarizes the fair value and classification of securities:

	As of December 31,

	2003	2002	2001

	(Dollars in thousands)
Available-for-sale	$262,264	$264,418	$176,230
Held-to maturity	—	—	—

Total securities	$262,264	$264,418	$176,230

      The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as Fannie Mae, Freddie Mac and Ginnie Mae. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are insured or guaranteed by the issuing agencies. Included in the Company’s mortgage-backed securities at December 31, 2003, 2002 and 2001, were $77.7 million, $100.2 million, and $89.2 million, respectively, in agency-issued collateral mortgage obligations (CMOs).

      As of December 31, 2003, 2002 and 2001, 73.7%, 80.2%, and 81.1%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2003, approximately $9.0 million or 4.3% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

      CMOs are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae, or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

Deposits

      The Company’s lending and investing activities are funded principally by deposits. At December 31, 2003, 49.9% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 26.8% were interest-bearing savings, NOW, and money market accounts and 23.3% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2003 were $724.9 million compared with $691.4 million at December 31, 2002 and $642.8 million at December 31, 2001. This represents annual increases over the two-year period of $33.5 million or 4.9% and $48.6 million or 7.6%, respectively.

      Average noninterest-bearing demand deposits for the year ended December 31, 2003 were $151.2 million, an increase of $18.5 million or 13.9%, compared with $132.7 million for the same period in 2002. Average noninterest-bearing demand deposits for the year ended December 31, 2002 compared with the same period in 2001 increased $23.1 million or 21.1% from $109.6 million.

      Average interest-bearing deposits for the year ended December 31, 2003 were $557.4 million, an increase of $33.3 million or 6.4%, compared with $524.1 million for the same period in 2002. Average interest-bearing deposits for the year ended December 31, 2002 compared with the same period in 2001 increased $6.8 million or 1.3% from $517.3 million.

      Average total deposits for the year ended December 31, 2003 were $708.6 million, an increase of $51.8 million or 7.9%, compared with $656.8 million for the same period in 2002. Average total deposits for the year ended December 31, 2002 compared with the same period in 2001 increased $29.9 million or 4.8%.

      The increases in deposits during 2003 and 2002 were primarily the result of continued “relationship banking” initiatives. The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2003, 2002 and 2001 was 21.3%, 20.2%, and 17.5%, respectively.

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

      The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 are presented below:

	Years Ended December 31,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing deposits:
Money market checking	$73,987	0.62%	$71,059	1.18%	$54,694	2.21%
Savings and money market deposits	111,867	0.79	110,372	1.25	102,268	2.27
Time deposits less than $100,000	169,314	2.19	176,941	2.69	182,588	5.13
Time deposits $100,000 and over	202,186	2.59	165,766	3.52	177,782	5.42

Total interest-bearing deposits	557,354	1.85	524,138	2.44	517,332	4.36
Non interest-bearing deposits	151,221	—	132,686	—	109,638	—

Total deposits	$708,575	1.45%	$656,824	1.95%	626,970	3.59%

      The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity:

As of
December 31, 2003

(Dollars in thousands)
Three months or less	$44,829
Over three through six months	37,295
Over six through 12 months	65,241
Over 12 months	46,582

Total	$193,947

Other Borrowings

      Other borrowings include $25.0 million of loans from the FHLB of Dallas, maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum until the fifth anniversary at which time they may be repaid or the interest rate may be renegotiated.

      Other borrowings also include several FHLB advances obtained in 2002 and 2003 to acquire mortgage-related securities in order to increase earning assets. These borrowings were $28.3 million at December 31, 2003 with maturities ranging from one month to five years and carried a weighted average interest rate of 1.52%.

      Additionally, the Company had several unused, uncollateralized lines of credit with correspondent banks totaling $15.0 million at December 31, 2003, 2002, and 2001, respectively.

      The following table presents the categories of other borrowings by the Company:

	As of December 31,

	2003	2002	2001

	(Dollars in thousands)
Federal funds purchased:
on December 31,	$—	$—	$—
average during the year	55	162	1
maximum month end balance during the year	—	—	—
FHLB notes:
on December 31,	$53,300	$65,200	$25,000
average during the year	59,667	52,343	25,000
maximum month end balance during the year	69,300	69,700	25,000
Other short-term borrowings:
on December 31,	$873	$574	$195
average during the year	587	551	570
maximum month end balance during the year	873	713	555

      At December 31, 2003, the following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities):

		After One	After Three
	Within One	But Within	But Within	After Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Certificates of deposit	$292,978	$61,177	$7,359	$67	$361,581
Federal Reserve TT&L	873	—	—	—	873
Short-term borrowings	28,300	—	—	—	28,300
Long-term borrowings	—	—	—	25,000	25,000

Total borrowing obligations	322,151	61,177	7,359	25,067	415,754
Operating lease obligations	944	1,290	655	1,082	3,971

Total contractual obligations	$323,095	$62,467	$8,014	$26,149	$419,725

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

      The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2003:

	Volumes Subject to Repricing

										Greater
	0-30	31-180		181-365	1-3		3-5		5-10	Than 10
	Days	Days		Days	Years		Years		Years	Years	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$34,466	$50,491		$46,401	$50,726		$37,490		$28,943	$8,547	$257,064
Total loans	460,904	22,342		17,327	34,243		6,684		1,798	38	543,336
Federal funds sold and other temporary investments	36,927	—		—	—		—		—	—	36,927

Total interest-bearing assets	532,297	72,833		63,728	84,969		44,174		30,741	8,585	837,327

Interest-bearing liabilities:
Demand, money market and savings deposits	—	17,484		17,484	60,222		40,795		58,279	—	194,264
Time deposits	33,800	141,677		117,500	61,178		7,359		67	—	361,581
Federal funds purchased	—	—		—	—		—		—	—	—
Other borrowings	2,973	23,700		2,500	—		25,000		—	—	54,173

Total interest-bearing liabilities	36,773	182,861		137,484	121,400		73,154		58,346	—	610,018

Period GAP	$495,524	$(110,028)		$(73,756)	$(36,431)		$(28,980)		$(27,605)	$8,585	$227,309

Cumulative GAP	$495,524	$385,496		$311,740	$275,309		$246,329		$218,724	$227,309

Period GAP to total assets	58.99%	(13.10	) %	(8.78)%	(4.34	) %	(3.45	) %	(3.29)%	1.02%
Cumulative GAP to total assets	58.99%	45.89%		37.11%	32.77%		29.32%		26.04%	27.06%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	1,447.52%	275.52%		187.29%	157.53%		144.65%		135.86%	137.26%

      The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $495.5 million (1-30 days), $385.5 million (31-180 days) and $311.7 million (181-365 days), respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. GAP reflects a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company’s Rate Committee and the ALCO review the Company’s interest rate risk position on a weekly and monthly basis, respectively.

      The Company applies an economic value of equity (“EVE”) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, EVE is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk by measuring the change in the EVE that would result from a theoretical instantaneous and sustained 100 or 200 basis point shifts in market interest rates.

      Presented below, as of December 31, 2003, is an analysis of the Company’s interest rate risk as measured by changes in EVE for a 200 basis point increase and a 100 basis point decrease in market interest rates:

			EVE as a % of
			Present Value of
			Assets

Change in Rates	$ Change in EVE	% Change in EVE	EVE Ratio	Change

	(Dollars in thousands)
-100 bp	$(9,073)	(8.98)%	10.60%	(105)	bp
0 bp	—	—	11.65%	—
+200 bp	$8,537	8.45%	12.63%	98	bp

      The percentage change in EVE as a result of a 100 basis point decrease in interest rates at December 31, 2003 was (8.98)% compared with (10.24)% as of December 31, 2002. The percentage change in EVE as a result of a 200 basis point increase in interest rates on December 31, 2003 of 8.45% compared with 7.53% as of December 31, 2002.

      In 2003, the investment portfolio experienced a significant amount of mortgage-backed security prepayments and agency security calls as a result of interest rate declines. The proceeds from these cash flows were generally invested in shorter-term securities resulting in a shortening in the weighted-average life of the portfolio. The shorter duration should mitigate future portfolio price depreciation as interest rates increase.

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

      The prime rate in effect for December 31, 2003 and December 31, 2002 was 4.00% and 4.25% respectively. In November 2002, the Federal Reserve lowered interest rates 50 basis points, and another 25 basis points in June 2003.

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

      Under another borrowing program, long-term borrowings are available to the Company from the FHLB. These borrowings have maturities greater than one year and are collateralized first by FHLB stock, second by the Company’s one to four family mortgage loans and third by the Company’s investment securities in safekeeping at the FHLB. Borrowings collateralized by the Company’s one to four family mortgage loans are limited to 75% of the loan value. At December 31, 2003, the Company had $53.3 million in borrowings under this program.

Off-Balance Sheet Arrangements

      The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Unfunded loan commitments including unfunded lines of credit at December 31, 2003 and 2002 aggregated approximately $87.7 million and $74.9 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2003 and 2002 totaled $14.9 million and $10.4 million, respectively. Operating leases at December 31, 2003 and 2002 totaled $4.0 million and $3.3 million, respectively.

      The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

		After One	After Three
	Within One	but Within	but Within	After Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$87,706	$—	$—	$—	$87,706
Standby letters of credit	7,215	115	—	—	7,330
Commercial letters of credit	7,527	—	—	—	7,527
Operating leases	944	1,290	656	1,082	3,972

Total financial instruments with off-balance sheet risk	$103,392	$1,405	$656	$1,082	$106,535

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

      Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,”

“adequately capitalized as,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well capitalized” for purposes of the OCC’s prompt corrective action regulations. See “Business — Supervision and Regulation — The Company” and “— The Bank.”

      Shareholders’ equity at December 31, 2003 was $76.2 million, an increase of $1.7 million or 2.3% compared to shareholders’ equity of $74.5 million at December 31, 2002. This increase was primarily the result of net income of $3.7 million, common and treasury stock issuances of $150,000, and an increase in paid-in capital of $1.3 million that was partially offset by a reduction in the net unrealized gain on securities of approximately $1.7 million and dividend payments of $1.7 million.

      The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	December 31, 2003

The Company
Leverage ratio	4.00	%(1)	N/A %	8.84%
Tier 1 risk-based capital ratio	4.00		N/A	12.42
Risk-based capital ratio	8.00		N/A	13.67
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.30%
Tier 1 risk-based capital ratio	4.00		6.00	11.66
Risk-based capital ratio	8.00		10.00	12.92

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

Critical Accounting Policies

      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “Financial Condition — Allowance for Loan Losses.”

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

New Accounting Pronouncements

      On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003 the maximum potential amount of future payments is $7.3 million. The Company has recorded a liability of approximately $2,542 at December 31, 2003, for the fair value of the Company’s potential obligations, which represents the unamortized portion of the letter of credit fees. See “Note 12 — Off-Balance Sheet Risk” for a discussion of significant guarantees that have been entered into by the Company.

      On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined the impact of this interpretation will not have any effect on its financial condition or results of operations.

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

      Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 53 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data

      The following table represents summarized data for each of the quarters in fiscal 2003 and 2002 (in thousands, except per share data):

	2003				2002

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$11,032	$10,749	$10,966	$11,091	$11,865	$12,298	$12,354	$11,687
Interest expense	2,740	2,956	3,189	3,249	3,532	3,610	3,596	3,891

Net interest income	8,292	7,793	7,777	7,842	8,333	8,688	8,758	7,796
Provision for loan losses	300	575	4,015	800	1,533	750	970	600

Net interest income after provision for loan losses	7,992	7,218	3,762	7,042	6,800	7,938	7,788	7,196
Noninterest income	2,034	2,429	2,170	2,294	2,261	2,440	2,297	2,476
Noninterest expense	7,358	7,798	8,028	6,520	6,023	6,519	6,892	6,623

Income before income taxes	2,668	1,849	(2,096)	2,816	3,038	3,859	3,193	3,049
Provision for income taxes	860	504	(742)	907	1,060	1,329	1,003	958

Net income	$1,808	$1,345	$(1,354)	$1,909	$1,978	$2,530	$2,190	$2,091

Earnings per share:
Basic	$0.25	$0.19	$(0.19)	$0.27	$0.28	$0.36	$0.31	$0.30
Diluted	$0.24	$0.19	$(0.19)	$0.27	$0.28	$0.35	$0.30	$0.29

Weighted average shares outstanding:
Basic	7,154	7,132	7,037	7,033	7,031	7,026	7,020	7,020
Diluted	7,242	7,215	7,037	7,196	7,179	7,147	7,140	7,140

Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There were no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2004 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

      The information under the caption “Executive Compensation and Other Matters” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Interests of Management and Others in Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

      The information under the caption “Principal Accounting Fees and Services” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 10-K

Consolidated Financial Statements and Financial Statement Schedules

      Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 53 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Auditors
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

      All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4		Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1		Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).
10	.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).
10	.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).
10.4		MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10	.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10	.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.7†	First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

Exhibit
Number		Description

10	.8†	Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).
10	.9†	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
21		Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).
23	.1*	Consent of PricewaterhouseCoopers LLP.
23	.2*	Consent of Deloitte & Touche LLP.
31	.1*	Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

      Current report on Form 8-K filed October 29, 2003 announcing the release of the Company’s earnings for the third quarter of 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 17, 2004.

METROCORP BANCSHARES, INC.

By:	/s/ ALLEN D. BROWN

Allen D. Brown
President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 17, 2004.

Signature	Title

/s/ DON J. WANG Don J. Wang	Chairman of the Board

/s/ GEORGE M. LEE George M. Lee	Executive Vice Chairman

/s/ ALLEN D. BROWN Allen D. Brown	Director and President (principal executive officer)

/s/ DAVID TAI David Tai	Director

/s/ DAVID D. RINEHART David D. Rinehart	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)

/s/ TIONG L. ANG Tiong L. Ang	Director

/s/ HELEN F. CHEN Helen F. Chen	Director

/s/ TOMMY F. CHEN Tommy F. Chen	Director

/s/ MAY P. CHU May P. Chu	Director

/s/ JOHN LEE John Lee	Director

/s/ EDWARD A. MONTO Edward A. Monto	Director

/s/ CHARLES L. ROFF Charles L. Roff	Director

/s/ JOE TING Joe Ting	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

MetroCorp Bancshares, Inc.

      In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of MetroCorp Bancshares, Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

March 12, 2004

Houston, Texas

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

MetroCorp Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of MetroCorp Bancshares, Inc. and subsidiary (the “Company”) for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

March 20, 2002

Houston, Texas

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2003	2002

ASSETS
Cash and due from banks	$26,347	$30,195
Federal funds sold and other temporary investments	10,580	7,991

Total cash and cash equivalents	36,927	38,186
Securities available-for-sale, at fair value	257,064	260,038
Other investments	5,200	4,380
Loans, net of allowance for loan losses of $10,448 and $10,150, respectively	537,305	517,609
Loans, held-for-sale	6,030	—
Premises and equipment, net	5,674	5,841
Accrued interest receivable	3,452	3,391
Deferred tax asset	5,774	4,584
Customers’ liability on acceptances	3,352	4,080
Foreclosed assets, net	2,585	1,190
Other assets	1,410	766

Total assets	$864,773	$840,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$169,097	$144,544
Interest-bearing	555,844	546,817

Total deposits	724,941	691,361
Other borrowings	54,173	65,774
Accrued interest payable	567	717
Acceptances outstanding	3,352	4,080
Other liabilities	5,530	3,670

Total liabilities	788,563	765,602
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,306,627 shares and 7,195,927 shares issued and 7,156,689 shares and 7,031,882 shares outstanding at December 31, 2003 and 2002, respectively	7,307	7,196
Additional paid-in-capital	27,620	26,344
Retained earnings	41,942	39,938
Accumulated other comprehensive income	671	2,354
Treasury stock, at cost	(1,330)	(1,369)

Total shareholders’ equity	76,210	74,463

Total liabilities and shareholders’ equity	$864,773	$840,065

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Interest income:
Loans	$35,242	$37,987	$43,926
Securities:
Taxable	7,321	9,080	8,356
Tax-exempt	997	1,160	1,177
Federal funds sold and other investments	278	484	1,992

Total interest income	43,838	48,711	55,451

Interest expense:
Time deposits	8,942	10,595	19,003
Demand and savings deposits	1,345	2,215	3,531
Other borrowings	1,847	1,818	1,265

Total interest expense	12,134	14,628	23,799

Net interest income	31,704	34,083	31,652
Provision for loan losses	5,690	3,853	3,799

Net interest income after provision for loan losses	26,014	30,230	27,853

Noninterest income:
Service fees	6,544	6,670	6,360
Other loan-related fees	1,009	1,083	936
Letters of credit commissions and fees	516	610	655
Gain on sale of securities, net	165	34	189
Gain on sale of loans	600	322	127
Other noninterest income	93	248	393

Total noninterest income	8,927	8,967	8,660

Noninterest expense:
Salaries and employee benefits	15,183	14,746	13,180
Lower of cost or market adjustment on loans held-for-sale	2,149	—	—
Occupancy and equipment	5,361	5,089	5,189
Foreclosed assets, net	248	680	153
Other noninterest expense	6,763	5,543	6,861

Total noninterest expense	29,704	26,058	25,383

Income before provision for income taxes	5,237	13,139	11,130
Provision for income taxes	1,529	4,350	3,553

Net income	$3,708	$8,789	$7,577

Earnings per common share:
Basic	$0.52	$1.25	$1.08
Diluted	$0.51	$1.23	$1.07
Weighted average shares outstanding:
Basic	7,089	7,024	6,998
Diluted	7,213	7,154	7,059

Dividends per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2003	2002	2001

Net income	$3,708	$8,789	$7,577
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net of tax:
Unrealized holding (losses) gains arising during the period	(1,576)	2,000	380
Less: reclassification adjustment for gains included in net income	(107)	(22)	(125)

Other comprehensive (loss) income	(1,683)	1,978	255

Total comprehensive income	$2,025	$10,767	$7,832

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2000 and 2001
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total

Balance at December 31, 2000	6,979	$7,180	$26,033	$26,936	$121	$(1,569)	$58,701
Issuance of common stock	7	7	52	—	—	—	59
Re-issuance of treasury stock	31	—	59	—	—	257	316
Net income	—	—	—	7,577	—	—	7,577
Other comprehensive income	—	—	—	—	255	—	255
Dividends ($0.24 per share)	—	—	—	(1,679)	—	—	(1,679)

Balance at December 31, 2001	7,017	7,187	26,144	32,834	376	(1,312)	65,229

Issuance of common stock	9	9	67	—	—	—	76
Re-issuance of treasury stock	37	—	133	—	—	292	425
Repurchase of common stock	(31)	—	—	—	—	(349)	(349)
Net income	—	—	—	8,789	—	—	8,789
Other comprehensive income	—	—	—	—	1,978	—	1,978
Dividends ($0.24 per share)	—	—	—	(1,685)	—	—	(1,685)

Balance at December 31, 2002	7,032	7,196	26,344	39,938	2,354	(1,369)	74,463

Issuance of common stock	111	111	1,075	—	—	—	1,186
Re-issuance of treasury stock	32	—	146	—	—	251	397
Repurchase of common stock	(18)	—	—	—	—	(212)	(212)
Tax benefit from stock options exercised	—	—	55	—	—	—	55
Net income	—	—	—	3,708	—	—	3,708
Other comprehensive loss	—	—	—	—	(1,683)	—	(1,683)
Dividends ($0.24 per share)	—	—	—	(1,704)	—	—	(1,704)

Balance at December 31, 2003	7,157	$7,307	$27,620	$41,942	$671	$(1,330)	$76,210

The accompanying notes are an integral part of these consolidated financial

METROCORP BANCSHARES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$3,708	$8,789	$7,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,337	1,435	1,636
Provision for loan losses	5,690	3,853	3,799
Lower of cost or market adjustment on loans held-for-sale	2,149	—	—
Gain on securities sales, net	(165)	(34)	(189)
Gain on sale of premises and equipment	—	(5)	—
Gain on sale of loans, net	(600)	(322)	(127)
Amortization of premiums and discounts on securities	2,251	1,332	39
Amortization of deferred loan fees and discounts	(32)	142	507
Deferred income taxes	(386)	(121)	195
Changes in:
Loans held-for-sale	(5,891)	—	—
Accrued interest receivable	(61)	211	669
Accrued interest payable	(150)	(146)	(953)
Income taxes payable	(299)	(63)	(1,279)
Other liabilities	1,923	866	(16,516)
Other assets	(614)	2,506	2,312

Net cash provided by (used in) operating activities	8,860	18,443	(2,330)

Cash flows from investing activities:
Purchases of securities available-for-sale	(182,039)	(179,932)	(111,207)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	179,591	93,406	79,273
Net change in loans	(31,546)	(38,504)	(15,415)
Proceeds from sale of foreclosed assets	3,391	659	1,078
Proceeds from sale of premises and equipment	—	5	—
Purchases of premises and equipment	(1,170)	(1,653)	(684)

Net cash used in investing activities	(31,773)	(126,019)	(46,955)

Cash flows from financing activities:
Net change in:
Deposits	33,580	48,610	16,845
Other borrowings	(11,601)	40,579	(378)
Proceeds from issuance of common stock	1,186	76	59
Treasury stock sold	397	425	316
Treasury stock purchased	(212)	(349)	—
Dividends paid	(1,696)	(1,685)	(1,677)

Net cash provided by financing activities	21,654	87,656	15,165

Net decrease in cash and cash equivalents	(1,259)	(19,920)	(34,120)
Cash and cash equivalents at beginning of period	38,186	58,106	92,226

Cash and cash equivalents at end of period	$36,927	$38,186	$58,106

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

      Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management’s opinion, collection of principal and interest is not likely to be made in accordance with a loan’s contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversed against interest income. In addition, the amortization of deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgment, future payments are reasonably assured.

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

      The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management’s judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio.

Nonrefundable Fees and Costs Associated with Lending Activities

      Loan origination fees in excess of the associated costs are recognized over the life of the related loan as an adjustment to yield using the interest method.

      Generally, loan commitment fees are deferred and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share

      Basic earnings per common share is calculated by dividing net earnings available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of common and potentially dilutive common shares. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. The number of potentially dilutive common shares is determined using the treasury stock method.

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

      As part of the Bank’s interest rate risk management, loans of approximately $362.7 million and $316.7 million, at December 31, 2003 and 2002, respectively, contain interest rate floors to reduce the unfavorable impact to the Bank during interest rate declines. The weighted average interest rate on these loans at December 31, 2003 and 2002 was 5.88% and 6.58%, respectively, and the interest rate floors ranged from 4.00% to 10.00% and 4.75% to 11.00%, respectively.

Stock Compensation

      The Company grants stock options under several stock-based incentive compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for such plans. The Company utilizes the intrinsic value method for its stock compensation plans. No compensation cost is recognized for fixed stock options in which the exercise price is equal to or greater than the estimated market price on the date of grant. In 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 198, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the expense recognition provisions of SFAS No. 123, as

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended by SFAS No. 198, is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123, as amended by SFAS No. 198.

      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net income:
As reported	$3,708	$8,789	$7,577
Pro forma	$3,598	$8,681	$7,546
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—
Pro forma	$110	$108	$31
Basic earnings per common share:
As reported	$0.52	$1.25	$1.08
Pro forma	$0.51	$1.24	$1.07
Diluted earnings per common share:
As reported	$0.51	$1.23	$1.08
Pro forma	$0.50	$1.21	$1.07

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

New Accounting Pronouncements

      On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to one year. At December 31, 2003 the maximum potential amount of future payments is $7.3 million. See “Note 12 — Off-Balance Sheet Risk” for a discussion of significant guarantees that have been entered into by the Company. The adoption of FIN No. 45 has not had a material effect on the Company’s financial condition or results of operations.

      On January 17, 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46, as amended by FIN No. 46R, clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption has not had a material impact on the Company’s financial condition or results of operations.

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

Reclassifications

      Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation, and has had no impact on net income or shareholders’ equity.

2.	Cash and Cash Equivalents

      The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. The balance requirement is more than satisfied by the Bank’s vault cash.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities

      In the normal course of business, the Bank invests in Federal government, Federal agency, state and municipal securities, which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Securities within the available-for-sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-down of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. At December 31, 2003 and 2002, the amortized cost and fair value of securities classified as available-for-sale is as follows:

	As of December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$4,965	$—	$(12)	$4,953
Obligations of state and political subdivisions	18,925	1,249	—	20,174
Mortgage-backed securities and collateralized mortgage obligations	209,323	1,170	(1,254)	209,239
Other debt securities	1,096	3	(10)	1,089
Investment in ARM and CRA funds	21,739	73	(203)	21,609
FHLB and Federal Reserve Bank stock(1)(2)	5,200	—	—	5,200

Total securities	$261,248	$2,495	$(1,479)	$262,264

	As of December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$2,488	$50	$—	$2,538
Obligations of state and political subdivisions	22,059	591	(2)	22,648
Mortgage-backed securities and collateralized mortgage obligations	180,599	2,862	(151)	183,310
Other debt securities	2,378	33	(20)	2,391
Investment in ARM and CRA funds	48,982	169	—	49,151
FHLB and Federal Reserve Bank stock (1)(2)	4,380	—	—	4,380

Total securities	$260,886	$3,705	$(173)	$264,418

(1)	FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank Policy.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years Ended December 31,

	2003	2002	2001

Amortized cost	$19,818	$18,981	$37,059
Proceeds	19,983	19,015	37,248
Gross realized gains	165	98	201
Gross realized losses	—	64	12

      Investments carried at approximately $1.6 million and $1.8 million at December 31, 2003 and 2002, respectively, were pledged to collateralize public deposits and short-term borrowings of approximately $1.4 million and $1.6 million, respectively. Additionally, investments in the securities portfolio carried at approximately $25.7 million and $34.5 million were pledged as collateral for other borrowings at December 31, 2003 and 2002, respectively.

      At December 31, 2003, future contractual maturities of securities are as follows (in thousands):

	Securities Available-for-Sale

	Amortized Cost	Fair Value

Within one year	$185	$186
Within two to five years	3,321	3,367
Within six to ten years	7,159	7,309
After ten years	14,321	15,354
Mortgage-backed securities and collateralized mortgage obligations	209,323	209,239

Debt securities	234,309	235,455
Investment in ARM and CRA funds	21,739	21,609
FHLB and Federal Reserve Bank stock	5,200	5,200

Total securities	$261,248	$262,264

      The Company had one security with a fair value of $472,000 where the fair value was less than the amortized cost for twelve consecutive months. The amount of unrealized loss at December 31, 2003, was $19,000.

      The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

      The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2003 or 2002.

4.	Loans and Allowance for Loan Losses

      The Bank originates commercial, real estate and other loans to commercial and individual customers throughout the markets it serves in Texas.

      In June 2003, the Company transferred the status of approximately $13.1 million in hospitality-related loans to held-for-sale. While the Company has not historically made such transfers, the high concentration of

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these loans was deemed necessary to reduce the Company’s exposure to credit risk. In August 2003, an additional $3.9 million composed of two restaurant loans totaling $2.6 million and an office building loan of $1.3 million, was transferred to held-for-sale. Approximately $11.0 million of the loans held-for-sale were sold during 2003 and a gain of approximately $139,000 was recognized. The remaining $6.0 million were held-for-sale at December 31, 2003 and are carried at the lower of cost or market. During 2003, the Company recorded lower of cost or market adjustments of $2.1 million on the loans held-for-sale. The Company may consider future transfers with concentrations in hospitality and other related loans that may expose the Company to potential losses.

      The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,

	2003	2002

Commercial and industrial	$332,480	$325,424
Real estate-mortgage	192,605	172,934
Real estate-construction	24,558	25,394
Consumer and other	10,447	10,286

Gross loans	560,090	534,038
Unearned discounts and interest	(864)	(805)
Deferred loan fees	(5,443)	(5,474)

Total loans	553,783	527,759
Allowance for loan losses	(10,448)	(10,150)

Loans, net(1)	$543,335	$517,609

Variable rate loans	$476,654	$447,655
Fixed rate loans	83,436	86,383

Gross loans	$560,090	$534,038

(1)	Includes $6.0 million in commercial loans held-for-sale.

      Although the Bank’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2003 and 2002, the Bank’s loan portfolio consisted of concentrations in the following industries. With the exception of the concentration in apartment buildings, all such amounts represent a concentration greater than 25% of capital (in thousands):

	As of December 31,

	2003	2002

Hotels/motels	$66,062	$82,015
Retail centers	112,380	103,623
Restaurants	31,524	33,094
Apartment buildings	14,868	14,941
Convenience/gasoline stations	26,983	27,383
All other	308,273	272,982

Gross loans	$560,090	$534,038

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,

	2003	2002

Balance at beginning of year	$10,150	$8,903
Provision for loan losses	5,690	3,853
Charge-offs	(6,121)	(3,124)
Recoveries	729	518

Balance at end of year	$10,448	$10,150

      Loans for which the accrual of interest has been discontinued totaled approximately $25.4 million and $17.2 million at December 31, 2003 and 2002, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $1.0 million and $657,000 would have been accrued on these loans during the years ended December 31, 2003 and 2002, respectively.

      Included in other assets on the balance sheet at December 31, 2003 and 2002 is $125,000 and $105,000, respectively, due from the SBA, the Export Import Bank of the United States (“Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan. These amounts represent the guaranteed portions of loans previously charged-off.

      The recorded investment in loans for which impairment has been recognized and the related specific allowance for loan losses on such loans at December 31, 2003 and 2002, is presented below (in thousands):

	Real Estate	Commercial	Consumer	Total

December 31, 2003:
Impaired loans having related allowance for loan losses	$6,041	$19,341	$60	$25,442
Less: Allowance for loan losses	(914)	(7,956)	(30)	(8,900)
Less: Guaranteed portion (SBA, OCCGF and Ex-Im Bank)	—	(3,323)		(3,323)

Impaired loans, net of allowance for loan losses and guarantees	$5,127	$8,062	$30	$13,219

December 31, 2002:
Impaired loans having related allowance for loan losses	$—	$17,101	$108	$17,209
Less: Allowance for loan losses	—	(3,224)	(54)	(3,278)
Less: Guaranteed portion (SBA, OCCGF and Ex-Im Bank)	—	(3,310)	—	(3,310)

Impaired loans, net of allowance for loan losses and guarantees	$—	$10,567	$54	$10,621

      As of December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $21.8 million and $13.0 million, respectively. The related amount of interest income recognized while the loans were impaired approximated $215,000 for the year ended December 31, 2002. No interest income was recognized in the year ended December 31, 2003.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, at December 31, 2003, loans with a value of approximately $28.0 million were available as collateral under a blanket loan agreement with the Federal Home Loan Bank of Dallas. At December 31, 2003, there were no loans specifically pledged to collateralize borrowed funds.

5.	Premises and Equipment

      Premises and equipment are summarized as follows (in thousands):

		As of December 31,
	Estimated useful
	lives (in years)	2003	2002

Furniture, fixtures and equipment	3-10	$12,382	$11,633
Building and improvements	3-20	4,379	4,018
Land	—	1,679	1,679
Leasehold improvements	5	2,715	2,655

		21,155	19,985
Accumulated depreciation		(15,481)	(14,144)

Premises and equipment, net		$5,674	$5,841

6.	Interest-Bearing Deposits

      The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,

	2003	2002

Interest-bearing demand deposits	$74,112	$78,147
Savings and money market accounts	120,151	107,722
Time deposits less than $100,000	167,672	166,261
Time deposits $100,000 and over	193,909	194,687

Interest-bearing deposits	$555,844	$546,817

      At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004	$292,978
2005	33,144
2006	28,033
2007	3,141
2008	4,218
After 2008	67

$361,581

      The Bank had no brokered deposits as of December 31, 2003 or 2002. There were no major deposit concentrations as of December 31, 2003 or 2002.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Borrowings

      Other borrowings include $25.0 million of loans from the FHLB of Dallas, maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum until September 2003 after which time the FHLB may request repayment or the interest rate may be renegotiated.

      Other borrowings also include several FHLB advances obtained to acquire mortgage-related securities in order to increase earning assets. These borrowings were $28.3 million and $65.2 million at December 31, 2003 and 2002, respectively, with maturities ranging from one month to two years and carried a weighted average interest rate of 1.52% and 1.85%, respectively.

      The following is a schedule by year of payments required on the Company’s FHLB borrowings (in thousands):

Year	Amount

2004	$28,300
2005	—
2006	—
2007	—
2008	25,000
After 2008	—

$53,300

      Other short-term borrowings at December 31, 2003 and 2002 consist of $873,000 and $574,000, respectively, in Treasury, Tax and Loan (“TT&L”) payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.

      Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at December 31, 2003 and 2002.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,

	2003	2002

Deferred Tax Assets:
Allowance for loan losses	$3,552	$3,451
Recognition of deferred loan fees	1,850	1,861
Premises and equipment	1,044	1,011
Recognition of interest on nonaccrual loans	435	640

Gross deferred tax assets	6,881	6,963

Deferred Tax Liabilities:
Unrealized gains on investments securities available-for-sale, net	346	1,201
FHLB stock dividends	403	374
Other	358	804

Gross deferred tax liabilities	1,107	2,379

Net deferred tax asset	$5,774	$4,584

      The Bank has not provided a valuation allowance for the net deferred tax asset at December 31, 2003 and 2002 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

      Components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current provision for federal income taxes	$1,915	$4,471	$3,358
Deferred federal income tax provision (benefit)	(386)	(121)	195

Total provision for income taxes	$1,529	$4,350	$3,553

      A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

	Years Ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax expense at statutory rate	$1,781	34%	$4,467	34%	$3,784	34%
Tax-exempt interest income	(315)	(6)	(361)	(3)	(400)	(3)
Other, net	63	1	244	2	169	1

Provision for income taxes	$1,529	29%	$4,350	33%	$3,553	32%

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years Ended December 31,

	2003	2002	2001

Unrealized gains (losses) arising during the period	$(775)	$1,020	$196
Less: reclassification adjustment for gains realized in net income	(58)	(12)	(64)

Other comprehensive income	$(833)	$1,008	$132

9.	401(k) Profit Sharing Plan

      The Company has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 15% of annual compensation. The Company matches each participant’s contributions to the Plan up to 4% of such participant’s salary. The Company made contributions, before expenses, to the Plan of approximately $389,000, $354,000, and $308,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

10.	Shareholders’ Equity

      The Company declared and paid dividends of $0.24 per share to the shareholders of record during the year ended December 31, 2003 which included a dividend declared of $0.06 per share to shareholders of record as of December 31, 2003, which was paid on January 15, 2004. The Company also paid dividends of $0.24 per share in 2002 and 2001.

      The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

      The Company’s Non-Employee Director Stock Bonus Plan (“Non-Employee Director Plan”) authorizes the issuance of up to 60,000 shares of Common Stock to the directors of the Company who do not serve as an officer or employee of the Company. Under the Non-Employee Director Plan, up to 12,000 shares of Common Stock may be issued each year for a five-year period beginning in 1998 if the Company achieves a certain return on equity ratio with no shares to be issued if the Company’s return on equity is below 13.0%. This return on equity goal was not achieved in 2003, 2002 or 2001. As of December 31, 2003, 24,000 shares have been issued under the Non-Employee Director Plan and no additional shares are available for issuance under this plan.

      The Company’s 1998 Employee Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan will be implemented through ten annual offerings. Each year the Board of Directors determines the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. The offering price per share will be an amount equal to 90% of the closing trading price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock that are equal to 20% of the employee’s base salary divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2003 there were 23,743 shares issued under the Purchase Plan.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Regulatory Matters

      Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 2003, approximately $15.0 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003 that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

			Minimum		To be Well
			Required for		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of December 31, 2003
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$83,034	13.67%	$48,577	8.00%	$	N/A	N/A	%
MetroBank, N.A.	78,446	12.92	48,576	8.00		60,720	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	75,409	12.42	24,288	4.00		N/A	N/A
MetroBank, N.A.	70,821	11.66	24,288	4.00		36,432	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	75,409	8.84	34,141	4.00		N/A	N/A
MetroBank, N.A.	70,821	8.30	34,138	4.00		42,673	5.00

As of December 31, 2002
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$79,237	13.97%	$45,375	8.00%	$	N/A	N/A	%
MetroBank, N.A.	76,072	13.41	45,374	8.00		56,718	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	72,109	12.71	22,688	4.00		N/A	N/A
MetroBank, N.A.	68,944	12.16	22,687	4.00		34,031	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	72,108	8.58	33,627	4.00		N/A	N/A
MetroBank, N.A.	68,944	8.20	33,625	4.00		42,031	5.00

      The OCC periodically examines and evaluates national banks. Based upon such an examination, the OCC may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio. The OCC is currently conducting its annual examination of the Bank and while no such actions have been taken by the OCC, no assurance can be provided that such actions will not occur in the future.

12.	Off-Balance Sheet Risk

      The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit at December 31, 2003 and 2002 aggregated approximately $102.6 million and $85.4 million,

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Commitments under letters of credit at December 31, 2003 and 2002 totaled $14.9 million and $10.4 million, respectively.

      The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

		After One
	Within One	but Within
	Year	Three Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$87,706	$—	$87,706
Standby letters of credit	7,215	115	7,330
Commercial letters of credit	7,527	—	7,527

Total financial instruments with off-balance sheet risk	$102,448	$115	$102,563

13.	Fair Value of Financial Instruments

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

Investment Securities

      Fair values are based upon publicly quoted market prices. See Note 3 in “Notes to Consolidated Financial Statements.”

Loans

      The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience is factored into the discounted cash flow calculation. The estimated fair value of the loan portfolio at December 31, 2003 and 2002 was $544.4 million and $519.3 million, respectively.

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

Time Deposits

      The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (time deposits) approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits. The estimated fair value of time deposits at December 31, 2003 and 2002 was $364.5 million and $365.0 million, respectively.

Other Borrowings

      The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, and other borrowings maturing within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of other borrowings at December 31, 2003 and 2002 was $55.2 million and $67.3 million, respectively.

Commitments to Extend Credit and Standby Letters of Credit

      The fair value of the commitments to extend credit of $102.6 million and $85.4 million is considered to approximate carrying value at December 31, 2003 and 2002, respectively.

14.	Commitments and Contingencies

      The Bank leases certain branch premises and equipment under operating leases which expire between 2004 through 2008 and thereafter. The Bank incurred rental expense of approximately $867,000, $859,000, and $825,000, for the years ended December 31, 2003, 2002 and 2001, respectively, under these lease

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. Future minimum lease payments at December 31, 2003 due under these lease agreements are as follows (in thousands):

Year	Amount

2004	$944
2005	873
2006	417
2007	354
2008	302
After 2008	1,082

$3,972

      In September 2003 a subsidiary of the Company that is no longer active, Advantage Finance Corporation (“AFC”), was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/ Commercial Services, Inc. The plaintiff has filed his case in both Federal and State courts. In December 2003 the case was dismissed from Federal court and a request for dismissal from State court is anticipated. An appeal is expected, however none has been filed to date. Management is unable to determine whether the outcome will have a material impact on the Company’s financial statements. The lawsuit does not seek a specified amount.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Parent Company Financial Information

      The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets

(In thousands, except share amounts)

	As of December 31,

	2003	2002

Assets
Cash and due from subsidiary bank	$4,954	$3,587
Investment in bank subsidiary	71,631	71,298

Total assets	$76,585	$74,885

Liabilities and Shareholders’ Equity
Other liabilities	$375	$422

Total liabilities	375	422

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,306,627 and 7,195,927 shares issued and 7,156,689 and 7,031,882 shares outstanding at December 31, 2003 and 2002, respectively	7,307	7,196
Additional paid-in-capital	27,620	26,344
Retained earnings	41,942	39,938
Net accumulated other comprehensive income from subsidiary	671	2,354
Treasury stock, at cost	(1,330)	(1,369)

Total shareholders’ equity	76,210	74,463

Total liabilities and shareholders’ equity	$76,585	$74,885

Condensed Statement of Income

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Equity in undistributed income of subsidiary	$3,708	$8,789	$7,577

Net income	$3,708	$8,789	$7,577

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statement of Cash Flows

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flow from operating activities:
Net income	$3,708	$8,789	$7,577
Equity in undistributed income of subsidiary	(2,004)	(7,104)	(5,898)
Decrease in other liabilities	—	(35)	(92)

Net cash provided by operating activities	1,704	1,650	1,587

Cash flow from investment activities:
Investment in subsidiary	(12)	—	—

Net cash used in investing activities	(12)	—	—

Cash flow from financing activities:
Proceeds from issuance of common stock	1,186	76	59
Proceeds from re-issuance of treasury stock	397	425	316
Payment to repurchase common stock	(212)	(349)	—
Dividends paid	(1,696)	(1,685)	(1,679)

Net cash used in financing activities	(325)	(1,533)	(1,304)

Net increase in cash and cash equivalents	1,367	117	283
Cash and cash equivalents at beginning of year	3,587	3,470	3,187

Cash and cash equivalents at end of year	$4,954	$3,587	$3,470

Dividends declared but not paid	$429	$422	$421

16.	Related Party Transactions

      In the ordinary course of business, the Bank enters into transactions with its and the Company’s officers and directors and their affiliates. It is the Bank’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2003 and 2002, certain of these officers and directors and their affiliated companies were indebted to the Bank in the aggregate amounts of approximately $2.5 million and $2.6 million, respectively.

      The following is an analysis of activity for the years ended December 31, 2003 and 2002 for such amounts (in thousands):

	2003	2002

Balance at January 1,	$2,635	$4,846
New loans and advances	1,790	1,190
Repayments	(1,893)	(3,401)

Balance at December 31,	$2,532	$2,635

      In addition, as of December 31, 2003 and 2002, the Bank held demand and other deposits for related parties of approximately $4.5 million and $6.8 million, respectively.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      New Era Life Insurance Company is the agency used by the Company for the insurance coverage the Company provides to employees of the Company and the Bank and their dependents. The insurance coverage consists of medical, dental, life, accidental death and dismemberment and long-term disability insurance. The Company’s Chairman is a principal shareholder in New Era Life Insurance Company. The Company paid New Era Life Insurance Company $1.4 million and $1.2 million for such insurance coverage for the years ended December 31, 2003 and 2002, respectively.

      In addition to the insurance transactions, the Bank has two commercial real estate loan participations with New Era Life Insurance Company. These loans were originated and are being serviced by the Bank. Both loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2003 and 2002, respectively (in thousands):

	2003	2002

Gross balance	$5,268	$7,558
Less: participation portion sold to New Era Life Insurance Co.	(1,040)	(2,310)

Net balance outstanding	$4,228	$5,248

      The loans have interest rates which float with the prime rate and mature in May 2005 and October 2008. The percent of the participation portions sold to New Era Life Insurance Company varies from 8.29% to 50.00%.

      Guamnitz, Inc. owns the building in which the Company’s corporate headquarters and the Bank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company. A Company director is Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. The lease covering the Company’s headquarters commenced on February 1, 2001 at a net rent of $34,787 per month. The lease covering the Bank’s Bellaire branch commenced on January 1, 2003 at a net rent of $10,853 per month. For these respective lease agreements, the Company paid Gaumnitz, Inc. $511,000 and $441,000 during the years ended December 31, 2003 and 2002, respectively.

17.	Earnings Per Share

      The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net income	$3,708	$8,789	$7,577

Weighted average common shares in basic EPS	7,089	7,024	6,998
Effects of dilutive securities: Options	124	130	61

Weighted average common and potentially dilutive common shares used in diluted EPS	7,213	7,154	7,059

Earnings per common share:
Basic	$0.52	$1.25	$1.08
Diluted	$0.51	$1.23	$1.07

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Statement of Cash Flow Information:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash payments during the year for:
Interest	$12,284	$14,774	$24,752
Income taxes	2,000	4,510	4,337
Noncash investing and financing activities:
Dividends declared not paid	429	422	421
Foreclosed assets acquired	4,583	1,464	1,461
Loans to facilitate the sale of foreclosed assets	300	325	106
Transfer of held-to-maturity securities to available-for-sale	—	—	31,743

19.	Stock Options

      The Company has outstanding options issued to five of the six founding directors of the Bank to purchase an aggregate of 100,000 shares of Common Stock pursuant to the 1998 Director Stock Option Agreement (“Found Director Plan”). Pursuant to the Founding Director Plan, each of the five participants was granted non-qualified options to purchase 20,000 shares of Common Stock at a price of $11.00 per share. A total of 20,000 options which were initially granted to one of the founding directors were cancelled upon his resignation as a director. Of the six founding directors of the Bank, the five participants (Tommy F. Chen, May P. Chu, John Lee, David Tai, and Don J. Wang) currently serve as directors of the Company and the Bank. The options expired on July 24, 2003 and the participants exercised their options prior to expiration.

      The Company’s 1998 Stock Incentive Plan (“Incentive Plan”) authorizes the issuance of up to 700,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. In 2003, there were options granted to acquire 22,500 shares of common stock. As of December 31, 2003, there are options to acquire 212,000 shares of common stock outstanding under the Incentive Plan. No performance shares have been awarded under the Incentive Plan.

      The options granted during 2001 and 2003 under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. The options granted in 2002 under the Incentive Plan vest at 20% per year. All options are granted at a fixed exercise price. The exercise price for the options granted under the Incentive Plan is the fair market value of the Company’s common stock on the grant date, which was $7.25 for the options granted in 2001, and a weighted average of $11.30 for the options granted in 2002 and a weighted average of $13.05 for the options granted in 2003. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There was no compensation expense under any of the plans for the years ended December 31, 2003, 2002 or 2001.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock options granted to employees as of December 31, 2003, 2002 and 2001 and the changes during the years ended on these dates is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	300,200	$10.81	300,000	$10.78	150,700	$10.03
Granted	22,500	13.07	1,100	13.05	163,900	11.30
Exercised	(110,700)	10.71	(900)	8.31	(2,760)	8.31
Canceled	—	—	—	—	(11,840)	8.31

Outstanding at end of the year	212,000	$11.10	300,200	$10.81	300,000	$10.78

Exercisable at end of the year	92,500	$10.40	165,200	$10.51	131,400	$10.33

Weighted average fair value of all options granted	$2.56		$2.53		$4.65

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2003	2002	2001

Expected term	3 years	3 years	5 years
Expected volatility	19.00%	20.00%	30.00%
Expected dividend	$0.24	$0.24	$0.24
Risk-free interest rate	2.28%	1.99%	5.30%

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted	Wgtd. Avg.	Number	Weighted
	Outstanding	Average	Remaining	Outstanding	Average
Range of Exercise Prices	at 12/31/03	Exercise Price	Contractual Life	at 12/31/03	Exercise Price

$7.25-$8.31	24,500	$8.0089	2.71 years	24,500	$8.0089
$10.50-$13.10	187,500	$11.5037	7.66 years	68,000	$11.2674

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4		Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1		Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).
10	.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).
10	.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).
10.4		MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10	.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10	.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.7†	First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).
10	.8†	Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).
10	.9†	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
21		Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).
23	.1*	Consent of PricewaterhouseCoopers LLP.
23	.2*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.