Form 10-Q
period 2004-03-31
METROCORP BANCSHARES INC
filed 2004-05-13
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Bellaire Boulevard, Suite 252
Houston, Texas 77036
(Address of principal executive offices including zip code)

(713) 776-3876
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

          As of May 10, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,172,563.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$24,710	$26,347
Federal funds sold and other investments	3,978	10,580

Total cash and cash equivalents	28,688	36,927
Securities available-for-sale, at fair value	239,932	257,064
Other investments.	5,754	5,200
Loans, held-for-investment (net of allowance for loan losses of $10,850 and $10,448, respectively)	556,742	537,305
Loans, held-for-sale	4,374	6,030
Accrued interest receivable	3,208	3,452
Premises and equipment, net	6,353	5,674
Customers’ liability on acceptances	3,583	3,352
Foreclosed assets, net	1,240	2,585
Other assets	6,389	7,184

Total assets	$856,263	$864,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$175,390	$169,097
Interest-bearing	533,403	555,844

Total deposits	708,793	724,941
Other borrowings	58,793	54,173
Accrued interest payable	533	567
Acceptances outstanding	3,583	3,352
Other liabilities	5,212	5,530

Total liabilities	776,914	788,563

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,306,627 and 7,306,627 shares are issued and 7,162,990 and 7,156,689 shares are outstanding at March 31, 2004 and December 31, 2003, respectively	7,307	7,307
Additional paid-in capital	27,664	27,620
Retained earnings	43,622	41,942
Accumulated other comprehensive income	2,036	671
Treasury stock, at cost	(1,280)	(1,330)

Total shareholders’ equity	79,349	76,210

Total liabilities and shareholders’ equity	$856,263	$864,773

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Interest income:
Loans	$8,422	$8,862
Securities:
Taxable	2,187	1,912
Tax-exempt	234	262
Federal funds sold and other temporary investments	38	55

Total interest income	10,881	11,091

Interest expense:
Time deposits	1,901	2,361
Demand and savings deposits	296	383
Other borrowings	436	505

Total interest expense	2,633	3,249

Net interest income	8,248	7,842
Provision for loan losses	550	800

Net interest income after provision for loan losses	7,698	7,042

Noninterest income:
Service fees	1,659	1,542
Other loan-related fees	208	306
Letters of credit commissions and fees	115	134
Gain on sale of securities, net	—	163
Gain on sale of loans	55	122
Foreclosed assets, net	663	1
Other noninterest income	11	27

Total noninterest income	2,711	2,295

Noninterest expense:
Salaries and employee benefits	4,138	3,840
Occupancy and equipment	1,400	1,282
Other noninterest expense	1,797	1,399

Total noninterest expense	7,335	6,521

Income before provision for income taxes	3,074	2,816
Provision for income taxes	964	907

Net income	$2,110	$1,909

Earnings per common share:
Basic	$0.29	$0.27
Diluted	$0.29	$0.27
Weighted average shares outstanding:
Basic	7,161	7,033
Diluted	7,254	7,196

Dividends per common share	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Net income	$2,110	$1,909

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	1,365	(258)
Less: reclassification adjustment for gain included in net income	—	106

Other comprehensive income (loss)	1,365	(364)

Total comprehensive income	$3,475	$1,545

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total
Balance at January 1, 2004	7,157	$7,307	$27,620	$41,942	$671	$(1,330)	$76,210
Re-issuance of treasury stock	6	—	44	—	—	50	94
Net income	—	—	—	2,110	—	—	2,110
Other comprehensive gain	—	—	—	—	1,365	—	1,365
Dividends	—	—	—	(430)	—	—	(430)

Balance at March 31, 2004	7,163	$7,307	$27,664	$43,622	$2,036	$(1,280)	$79,349

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,110	$1,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328	360
Provision for loan losses	550	800
Gain on sale of securities, net	—	(163)
Gain on sale of foreclosed assets	(892)	(14)
Gain on sale of loans	(55)	(122)
Amortization of premiums and discounts on securities	166	684
Amortization of deferred loan fees and discounts	56	(19)
Changes in:
Loans held-for-sale	1,710	—
Accrued interest receivable	244	211
Accrued interest payable	(34)	(37)
Other liabilities	(320)	730
Other assets	92	(1,071)

Net cash provided by operating activities	3,955	3,268

Cash flows from investing activities:
Purchases of securities available-for-sale	(6,818)	(25,541)
Proceeds from sales, maturities and principal paydowns of securities available for sale	25,299	48,895
Net change in loans	(20,505)	(24,895)
Proceeds from sale of foreclosed assets	2,700	362
Purchases of premises and equipment	(1,007)	(331)

Net cash used in investing activities	(331)	(1,510)

Cash flows from financing activities:
Net change in:
Deposits	(16,148)	5,429
Other borrowings	4,620	45
Proceeds from issuance of common stock	—	28
Treasury stock sold	94	107
Treasury stock purchased	—	(212)
Dividends paid	(429)	(422)

Net cash provided by (used in) financing activities	(11,863)	4,975

Net increase (decrease) in cash and cash equivalents	(8,239)	6,733
Cash and cash equivalents at begining of period	36,927	38,186

Cash and cash equivalents at end of period	$28,688	$44,919

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2004, results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. Interim period results are not necessarily indicative of results for a full-year period.

          Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, total assets or shareholders’ equity.

          These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

	For the Three Months
	Ended March 31,
	2004	2003
Net income:
As reported	$2,110	$1,909
Pro forma	$2,067	$1,870
Stock-based compensation cost, net of income taxes:
As reported	$—	$—
Pro forma	$43	$39
Basic earnings per common share:
As reported	$0.29	$0.27
Pro forma	$0.29	$0.27
Diluted earnings per common share:
As reported	$0.29	$0.27
Pro forma	$0.28	$0.26

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Compensation (Continued)

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

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,110	$1,909

Weighted average common shares outstanding:
Basic	7,161	7,033
Shares issuable under stock option plans	93	163

Diluted	7,254	7,196

Earnings per common share:
Basic	$0.29	$0.27
Diluted	$0.29	$0.27

3.	LITIGATION

          In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/Commercial Services, Inc. The plaintiff has filed his case in both Federal and State courts. In December 2003, the case was dismissed from Federal; however, the plaintiff subsequently filed an appeal. Management is unable to determine whether the outcome will have a material impact on the Company’s financial statements. The lawsuit does not seek a specified amount.

4.	GUARANTEES

          The Bank enters into a stand-by letters of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the stand-by letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At March 31, 2004, the maximum potential amount of future payments was $6.9 million. The Company has recorded a liability of approximately $1,538 and $3,400 at March 31, 2004 and 2003, respectively.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	NEW ACCOUNTING PRONOUNCEMENTS

          On December 16, 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP-03-3: (1) prohibits the recognition of the excess of the contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.

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

Overview

          For the three months ended March 31, 2004, the Company recorded net income of $2.1 million, up approximately $201,000 from net income of $1.9 million for the same quarter in 2003. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2004 was $0.29, up $0.02 per diluted share from diluted EPS of $0.27 for the same quarter in 2003.

          Total assets were $856.3 million at March 31, 2004, down approximately $8.5 million or 1.0% from $864.8 million at December 31, 2003. Investment securities at March 31, 2004 were $239.9 million, down approximately $17.2 million or 6.7% from $257.1 million at December 31, 2003. Net loans, both held-for-investment and held-for-sale, at March 31, 2004 were $561.1 million, up approximately $17.8 million or 3.3% from $543.3 million at December 31, 2003. Total deposits at March 31, 2004 were $708.8 million, down approximately $16.1 million or 2.2% from $724.9 million at December 31, 2003. Other borrowings at March 31, 2004 were $58.8 million, up approximately $4.6 million from other borrowings of $54.2 million at December 31, 2003. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2004 and 2003 was 0.99% and 0.93%, respectively.

          Shareholders’ equity at March 31, 2004 was $79.3 million compared to $76.2 million at December 31, 2003, an increase of approximately $3.1 million or 4.1%. The Company made a capital contribution of $3.0 million to the Bank on April 20, 2004.

Results of Operations

          Net Interest Income and the Net Interest Margin. For the three months ended March 31, 2004, net interest income, before the provision for loan losses, was $8.2 million, up approximately $406,000 or 5.2% from $7.8 million for the same quarter in 2003. The increase was primarily due to lower interest expense resulting from lower interest rates paid on deposits and other interest-bearing liabilities that was partially offset by lower interest income as a result of lower yields on higher interest-earning assets. Average interest-earning assets for the three months ended March 31, 2004 were $820.3 million, up approximately $17.3 million or 2.2% from $803.0 million for the same quarter in 2003. The weighted average yield on interest-earning assets for the three months ended March 31, 2004 was 5.34%, down 26 basis points from 5.60% for the same quarter in 2003. Average interest-bearing liabilities for the three months ended March 31, 2004 were $607.6 million, down approximately $5.5 million or 0.9% from $613.1 million for the same quarter in 2003. The weighted average interest rate paid on interest-bearing liabilities for the three months ended March 31, 2004 was 1.74%, down 41 basis points from 2.15% for the same quarter in 2003.

          The net interest margin for the three months ended March 31, 2004 was 4.04%, up 8 basis points from 3.96% for the same period in 2003. The increase was primarily the result of a decrease in the cost of earning assets of 35 basis points that was partially offset by a decline in the yield on earning assets of 27 basis points. The Company’s net interest margin may experience future pressure depending on the interest rate environment.

          Total Interest Income. Total interest income for the three months ended March 31, 2004 was $10.9 million, down approximately $210,000 or 1.9% from $11.1 million for the same quarter in 2003. The decrease was primarily the result of lower yields on interest-earning assets. The yield on average earning assets for the first quarter 2004 was 5.34% compared to 5.60% for the first quarter of 2003, a decrease of 26 basis points.

          Interest Income from Loans. Interest income from loans for the three months ended March 31, 2004 was $8.4 million, down approximately $440,000 or 5.0% from $8.9 million for the same quarter in 2003. The decrease was primarily due to lower loan yields as a result of the current interest rate environment that was partially offset by higher average total loans. Average total loans for the three months ended March 31, 2004 were $561.6 million compared to average total loans for the same quarter in 2003 of $540.3 million, an increase of approximately $21.3 million or 3.9%. For the three months ended March 31, 2004, the average yield on total loans was 6.03% compared to 6.65% for the same quarter in 2003, a decrease of 62 basis points.

          Approximately $500.1 million or 86.3% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and are therefore, sensitive to interest rate movement. At March 31, 2004, the average yield on total loans was approximately 203 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $386.7 million or 66.8% of the total loan portfolio. At March 31, 2004, these loans carried a weighted average interest rate of 5.78%. At March 31, 2003, these loans represented 59.9% of the total loan portfolio and carried a weighted average interest rate of 6.39%. Future increases in market interest rates, especially the prime rate, may not immediately impact the loan portfolio yield because of the interest rate floors. Since some of the floor rates are higher than prime, increases in the prime rate may not immediately increase interest income on these loans. Other factors that have impacted interest income from loans include refinancing pressures on existing loans and new loans added to the portfolio at lower interest rates.

          Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended March 31, 2004 was $2.5 million, up approximately $230,000 or 10.3% compared to $2.2 million for the same quarter in 2003, primarily due to a higher yield on total investments. Average total investments for the three months ended March 31, 2004, were $258.7 million compared to average total investments for the same quarter in 2003 of $262.6 million, a decrease of approximately $3.9 million or 1.5%. For the three months ended March 31, 2004, the average yield on total investments was 3.82% compared to 3.44% for the same quarter in 2003, an increase of 38 basis points.

          Total Interest Expense. Total interest expense for the three months ended March 31, 2004 was $2.6 million, down approximately $616,000 or 19.0% compared to $3.2 million for the same quarter in 2003. The decrease was primarily the result of lower interest rates paid on interest-bearing liabilities in addition to lower average interest-bearing liabilities.

          Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended March 31, 2004 was $2.2 million, down approximately $547,000 or 19.9% compared to $2.7 million for the same period in 2003. The decrease was primarily due to lower interest rates paid for interest-bearing deposits. Average interest-bearing deposits for the three months ended March 31, 2004 were $546.9 million compared to average interest-bearing deposits for the same quarter in 2003 of $544.7 million, an increase of $2.2 million or 0.4%. The average interest rate paid on interest-bearing deposits for the three months ended March 31, 2004 was 1.62% compared to 2.04% for the same quarter in 2003, a decrease of 42 basis points.

          Interest Expense on Other Borrowings. Interest paid on other borrowings for the three months ended March 31, 2004 was $436,000, down approximately $69,000 compared to $505,000 for the same period in 2003. The decrease was primarily due to lower borrowed funds and lower interest rates paid for borrowed funds. Average borrowed funds for the three months ended March 31, 2004 were $60.7 million compared to average borrowed funds for the same quarter in 2003 of $68.4 million, a decrease of $7.7 million. The average interest rate paid on borrowed funds for the three months ended March 31, 2004 was 2.89%, compared to 3.00% for the same quarter in 2003, a decrease of 11 basis points.

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

	For the Three Months Ended March 31,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$561,592	$8,422	6.03%	$540,347	$8,862	6.65%
Taxable securities	230,661	2,187	3.81	228,850	1,912	3.39
Tax-exempt securities	18,836	234	5.00	21,166	262	5.02
Federal funds sold and other investments	9,174	38	1.67	12,607	55	1.77

Total interest-earning assets	820,263	10,881	5.34%	802,970	11,091	5.60%
Less allowance for loan losses	(10,654)			(10,467)

Total interest-earning assets, net of allowance for loan losses	809,609			792,503
Noninterest-earning assets	47,798			43,863

Total assets	$857,407			$836,366

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,141	$99	0.55%	$74,284	$134	0.73%
Savings and money market accounts	117,574	197	0.67	108,182	249	0.93
Time deposits	357,194	1,901	2.14	362,276	2,361	2.64
Other borrowings	60,715	436	2.89	68,354	505	3.00

Total interest-bearing liabilities	607,624	2,633	1.74%	613,096	3,249	2.15%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	165,974			141,334
Other liabilities	6,051			6,516

Total liabilities	779,649			760,946
Shareholders’ equity	77,758			75,420

Total liabilities and shareholders’ equity	$857,407			$836,366

Net interest income		$8,248			$7,842

Net interest spread			3.60%			3.45%
Net interest margin			4.04%			3.96%

(1)	Annualized.

          The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly. Changes related to the leap year in 2004 approximately $70,000 has been included in volume.

	Three Months Ended March 31,
	2004 vs 2003
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$425	$(865)	$(440)
Taxable securities	31	244	275
Tax-exempt securities	(27)	(1)	(28)
Federal funds sold and other temporary investments	(15)	(2)	(17)

Total increase (decrease) in interest income	414	(624)	(210)

Interest-bearing liabilities:
Interest-bearing demand deposits	(3)	(32)	(35)
Savings and money market accounts	24	(76)	(52)
Time deposits	(14)	(446)	(460)
Other borrowings	(53)	(16)	(69)

Total decrease in interest expense	(46)	(570)	(616)

Increase (decrease) in net interest income	$460	$(54)	$406

          Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2004 was $550,000 down approximately $250,000 compared to $800,000 for the same quarter in 2003. The decrease was primarily the result of lower net charge-offs during the period. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at March 31, 2004 and 2003 was 1.90% and 1.94%, respectively.

          Noninterest Income. Noninterest income for the three months ended March 31, 2004 was $2.7 million, up approximately $416,000 or 18.1% compared to $2.3 million for the same quarter in 2003. The increase was primarily due to an increase of $662,000 in net gains on sales of foreclosed assets that was partially offset by a $163,000 decrease in the gain on sale of securities and a $67,000 decrease in the gain on sale of loans. Service fees for the three months ended March 31, 2004 were $1.7 million, up approximately $117,000 compared to $1.5 million for the same quarter in 2003, primarily due to increased nonsufficient funds (“NSF”) activity. Other loan-related fees and letters of credit commissions and fees for the three months ended March 31, 2004 were $208,000 and $115,000, respectively, down $98,000 and $19,000, respectively, compared to $306,000 and $134,000, respectively, for the same quarter in 2003.

          Noninterest Expense. Total noninterest expense for the three months ended March 31, 2004 was $7.3 million, up approximately $814,000 or 12.5% compared to $6.5 million for the same quarter in 2003. Salaries and employee benefits expense increased $298,000 primarily due to normal annual salary increases and higher employee benefits expense. Occupancy and equipment expense increased $118,000 primarily due to additional leased office space at the corporate offices and the opening of a new building for the Dulles branch in February 2004. Other noninterest expense increased approximately $398,000 and primarily reflected a litigation accrual of $200,000 and an increase in legal and professional fees of $162,000.

Financial Condition

          Loan Portfolio. Net loans at March 31, 2004 were $561.1 million, up $17.8 million or 3.3% from $543.3 million at December 31, 2003, primarily due to new loan growth. Compared to the loan level at December 31, 2003, commercial and industrial loans increased $14.7 million and real estate loans increased $3.9 million during the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, the ratio of total loans to total deposits was 80.70%, and 76.39% respectively. At the same dates, total loans represented 66.80% and 64.04% of total assets, respectively.

          The following table summarizes the loan portfolio, including loans held-for-sale, of the Company by type of loan:

	As of March 31, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$347,189	60.03%	$332,480	59.36%
Real estate mortgage:
Residential	14,453	2.50	14,315	2.56
Commercial	177,824	30.75	178,290	31.83
Real estate construction:
Residential	13,401	2.32	12,652	2.26
Commercial	15,384	2.66	11,906	2.12
Consumer and other	10,060	1.74	10,447	1.87

Gross loans	578,311	100.00%	560,090	100.00%

Less: unearned discounts, interest and deferred fees	(6,345)		(6,306)

Total loans	571,966		553,784
Less: allowance for loan losses	(10,850)		(10,448)

Loans, net	$561,116		$543,336

          Nonperforming Assets. Net nonperforming assets at March 31, 2004 were $23.5 million compared to $25.0 million at December 31, 2003, a decrease of $1.5 million or 6.0%. Approximately $17.0 million or 73.7% of the nonperforming loans at March 31, 2004 were loans collateralized by real estate. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development. As of March 31, 2004, the Company had approximately $64.6 million or 11.0% of its loan portfolio concentrated in the hospitality industry, compared to $69.9 million or 12.0% of its loan portfolio at December 31, 2003, and $90.0 million or 16.0% at March 31, 2003.

          The ratios for net nonperforming assets to total loans and other real estate at March 31, 2004 and December 31, 2003 were 4.09% and 4.49%, respectively. The ratios for net nonperforming assets to total assets were 2.74% and 2.89% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $3.4 million at March 31, 2004 compared to $3.3 million at December 31, 2003.

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

          The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$23,026	$25,442
Accruing loans 90 days or more past due	2,595	264
Other real estate	1,240	2,585
Other assets repossessed	—	—

Total nonperforming assets	26,861	28,291
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(3,407)	(3,323)

Total net nonperforming assets	$23,454	$24,968

Total nonperforming assets to total assets	3.14%	3.27%
Total nonperforming assets to total loans and other real estate	4.69%	5.08%
Net nonperforming assets to total assets (1)	2.74%	2.89%
Net nonperforming assets to total loans and other real estate (1)	4.09%	4.49%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

          Allowance for Loan Losses. At March 31, 2004 and 2003, the allowance for loan losses was $10.9 million and $10.7 million, respectively, or 1.90% and 1.94% of total loans, respectively. Net charge-offs for the three months ended March 31, 2004 were $148,000 compared with $256,000 for the same period in 2003.

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

          The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Average year-to-date total loans outstanding	$561,592	$540,437

Total loans outstanding at end of period	$571,966	$552,539

Allowance for loan losses at beginning of period	$10,448	$10,150
Provision for loan losses	550	800
Charge-offs:
Commercial and industrial	(342)	(438)
Real estate — mortgage	—	(37)
Real estate — construction	—	—
Consumer and other	(26)	(56)

Total charge-offs	(368)	(531)

Recoveries:
Commercial and industrial	113	222
Real estate — mortgage	97	40
Real estate — construction	—	—
Consumer and other	10	13

Total recoveries	220	275

Net loan charge-offs	(148)	(256)

Allowance for loan losses at end of period	$10,850	$10,694

Ratio of allowance to end of period total loans	1.90%	1.94%
Ratio of net loan charge-offs to end of period total loans	0.03%	0.05%
Ratio of allowance to end of period total nonperforming loans (1)	42.35%	42.53%
Ratio of allowance to end of period net nonperforming loans (2)	48.84%	51.63%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.
(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

          Securities. At March 31, 2004, the securities portfolio was $239.9 million, a decrease of $17.2 million or 6.7% from $257.1 million at December 31, 2003. The decrease was primarily due to prepayments in mortgage-backed securities that exceeded portfolio reinvestment. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, U.S. government agency securities, and equity securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of March 31, 2004 approximately $28.5 million in short-term borrowings from the FHLB have been utilized to fund approximately the same amount of mortgage-backed securities to increase interest-earning assets.

          Deposits. At March 31, 2004, total deposits were $708.8 million, down $16.1 million or 2.2% from $724.9 million at December 31, 2003. However, noninterest-bearing demand deposits at March 31, 2004 increased $6.3 million or 3.7% to $175.4 million from $169.1 million at December 31, 2003. The Company’s ratios of noninterest-bearing demand deposits to total deposits at March 31, 2004 and December 31, 2003 were 24.74% and 23.33%, respectively. Interest-bearing deposits at March 31, 2004 were $533.4 million, down $22.4 million or 4.0% compared with $555.8 million at December 31, 2003.

          Other Borrowings. Other borrowings at March 31, 2004 were $58.8 million, up approximately $4.6 million, or 8.5% compared to other borrowings of $54.2 million at December 31, 2003. The Company has two ten-year loans totaling $25.0 million from the FHLB to diversify its funding sources. The ten-year loans bear interest at an average rate of 5.00% per annum with a call option until maturity at September 2008. The Company has several FHLB advances totaling $33.5 million with weighted average fixed rates of 1.27%. Of these advances, $31.0 million are scheduled to mature in the second quarter of 2004. An advance in the amount of $2.5 million with a fixed rate of 2.74% is scheduled to mature in the third quarter of 2004. These borrowings were part of a strategic plan to continue the growth of interest-earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately three years. Other short-term borrowings at March 31, 2004 consisted of approximately $293,000 in U.S. Treasury tax note option accounts.

          The following table provides an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Three Months Ended	Twelve Months Ended
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Federal funds purchased:
At end of period	$—	$—
Average during the period	—	55
Maximum month-end balance during the period	—	—
FHLB notes and advances:
At end of period	$58,500	$53,300
Average during the period	59,980	59,667
Maximum month-end balance during the period	70,300	69,300
Other short-term borrowings:
At end of period	$293	$873
Average during the period	735	587
Maximum month-end balance during the period	1,027	873

          Liquidity. The Company’s loan to deposit ratio at March 31, 2004 was 80.70%. As of this same date, the Company had commitments to fund loans in the amount of $90.2 million. At March 31, 2004, the Company had stand-by letters of credit of $3.0 million, of which, the Company has recorded a liability of $1,538 at March 31, 2004. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $157.7 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at both March 31, 2004 and December 31, 2003.

          Capital Resources. Shareholders’ equity at March 31, 2004 was $79.3 million compared to $76.2 million at December 31, 2003, an increase of approximately $3.1 million. This increase was primarily the combined result of $2.1 million in net income, an increase in accumulated other comprehensive income of $1.4 million, a decrease in treasury stock of $50,000, and an increase in paid-in capital of $44,000 that reflected the effect of dividend reinvestment that was partially offset by dividend payments of approximately $430,000. The Company made a capital contribution of $3.0 million to the Bank on April 20, 2004.

          The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minumum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	March 31, 2004
The Company
Leverage ratio	4.00	%(1)	N/A %	9.00%
Tier 1 risk-based capital ratio	4.00		N/A	12.51
Risk-based capital ratio	8.00		N/A	13.76
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.45%
Tier 1 risk-based capital ratio	4.00		6.00	11.75
Risk-based capital ratio	8.00		10.00	13.01

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

          Critical Accounting Policies. The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

          There have been no material changes in the market risk information previously disclosed in the Company’s Form 10-K for the year ended December 31, 2003. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

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

               In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/Commercial Services, Inc. The plaintiff has filed his case in both Federal and State courts. In December 2003, the case was dismissed from Federal; however, the plaintiff subsequently filed an appeal. Management is unable to determine whether the outcome will have a material impact on the Company’s financial statements. The lawsuit does not seek a specified amount.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6	(a)	Exhibits

Exhibit
Number	Identification of Exhibit
11	- Computation of Earnings Per Common Share, included as Note (2) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

(1)	Current report on Form 8-K dated January 30, 2004 announcing the release of the Company’s earnings for the fourth quarter and year ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ Allen D. Brown
Date: May 13, 2004		Allen D. Brown
President (principal executive officer)

Date: May 13, 2004	By:	/s/ David D. Rinehart
David D. Rinehart
Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Identification of Exhibit
11	- Computation of Earnings Per Common Share, included as Note (2) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.