Form 10-K/A
period 2003-12-31
METROCORP BANCSHARES INC
filed 2004-08-30
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

Amendment No. 1

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
Common Stock, par value $1.00 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [  ]  No  [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [  ]  No  [X]

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

Documents Incorporated by Reference:  None

PART I
Item 1. Business
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 10-K
SIGNATURES
EXHIBIT ENDEX
Consent of PricewaterhouseCoopers LLP
Consent of Deloitte & Touche LLP
Certification of CEO pursuant to Rule 13a-14a
Certification of Acting CFO pursuant to Rule 13a-14a
Certification of CEO pursuant to Section 906
Certification of Acting CFO pursuant to Section 906

Explanatory Note

     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of MetroCorp Bancshares, Inc. (the “Company”) for the year ended December 31, 2003 (the “Original Form 10-K”) is to restate the Company’s audited consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three years period ended December 31, 2003 and to revise related disclosures in the Original Form 10-K. This restatement is described in detail in Note 2 to the accompanying audited consolidated financial statements.

     The Company restated its consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 to correct the amortization of deferred loan fees, net of costs, to interest income and to adjust accruals of other noninterest expense. The restatement increased net income by $402,000, $181,000, and $277,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and increased retained earnings by $2.2 million, $1.8 million, $1.6 million, and $1.3 million at December 31, 2003, 2002, 2001, and 2000 respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees which resulted in an increase to income of $357,000, $327,000, and $321,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, in connection with the restatement for net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to net income of $63,000 in 2003 and a decrease to net income of $146,000 and $44,000 in 2002 and 2001, respectively.

     As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-K to reflect the amortization of such net deferred loan fees. This Amendment No. 1 amends and restates in its entirety Part I, Item 1; Part II, Items 6, 7, 8 and 9a; and Part IV, Item 15 of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 2 to the accompanying consolidated financial statements.

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

Item 1. Business

General

     MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (the “Bank”). The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876. The Company’s internet website address is www.metrobank-na.com. The Company makes available, free of charge, on or through its website its annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. The information found on the Company’s website is not a part of this or any other report.

     The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets by providing personalized service to the communities in Houston and Dallas. In the past, the Company has strategically opened each of its 14 banking offices in an area with large multicultural concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity.

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

Restatement of Financial Statements

     The Company restated its consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 to correct the amortization of deferred loan fees, net of costs, to interest income and to adjust accruals of other noninterest expense. The restatement increased net income by $402,000, $181,000, and $277,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and increased retained earnings by $2.2 million, $1.8 million, $1.6 million, and $1.3 million at December 31, 2003, 2002, 2001, and 2000 respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of those net deferred fees which resulted in an increase to income of $357,000, $327,000 and $321,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, in connection with the restatement for net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to net income of $63,000 in 2003 and a decrease to net income of $146,000 and $44,000 in 2002 and 2001, respectively. See Note 2 to the consolidated financial statements.

     As a result, all amounts disclosed herein impacted by the restatement have been restated accordingly.

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

     In addition, the enactment of the Gramm-Leach-Bliley Act, which breaks down the barriers between financial institutions, securities firms and insurance companies, may significantly change the competitive environment in which the Company and the Bank conduct business. See “ – Supervision and Regulation – The Company – Financial Modernization”.

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

     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2003, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.73% and its ratio of total capital to total risk-weighted assets was 13.98%.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2003, the Company’s leverage ratio was 9.08%.

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

     The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.98% and its ratio of total capital to total risk-weighted assets was 13.23%.

     The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.54%.

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

PART II

Item 6. Selected Consolidated Financial Data

     The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K/A, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of and for each of the five years ended December 31, 2003 is derived from the company’s consolidated financial statements which have been audited by independent accountants. Certain prior year amounts have been reclassified to conform with the 2003 presentation. The following Selected Consolidated Financial Data has been restated to correct the amortization of net deferred loan fees and accruals of other noninterest expense. See Note 2 to the consolidated financial statements.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Income Statement Data (Restated) (4):
Interest income	$43,287	$47,980	$54,940	$63,036	$53,073
Interest expense	12,134	14,628	23,799	27,276	21,026

Net interest income	31,153	33,352	31,141	35,760	32,047
Provision for loan losses	5,690	3,853	3,799	7,508	5,550

Net interest income after provision for loan losses	25,463	29,499	27,342	28,252	26,497
Noninterest income	8,927	8,967	8,660	7,032	6,088
Noninterest expense	28,545	25,051	24,452	26,090	21,322

Income before provision for income taxes	5,845	13,415	11,550	9,194	11,263
Provision for income taxes	1,735	4,445	3,696	3,242	3,806

Net income	$4,110	$8,970	$7,854	$5,952	$7,457

Per Share Data (Restated) (4):
Net income:
Basic	$0.58	$1.28	$1.12	$0.85	$1.05
Diluted	0.57	1.25	1.11	0.85	1.05
Book value	10.95	10.84	9.52	8.60	7.52
Tangible book value	10.95	10.84	9.52	8.60	7.52
Cash dividends	0.24	0.24	0.24	0.24	0.24
Weighted average shares outstanding (in thousands):
Basic	7,089	7,024	6,998	6,972	7,114
Diluted	7,213	7,154	7,059	6,973	7,114
Balance Sheet Data (Period End) (Restated) (4):
Total assets	$867,016	$841,945	$743,706	$737,938	$661,425
Securities	262,264	264,418	176,230	143,759	110,065
Total loans	557,137	530,571	495,441	485,518	496,930
Allowance for loan losses	10,448	10,150	8,903	9,271	7,537
Total deposits	724,941	691,361	642,751	625,906	544,436
Other borrowings	54,173	65,774	25,195	25,573	55,636
Total shareholders’ equity	78,373	76,224	66,809	60,004	53,414
Balance Sheet Data (Average) (Restated) (4):
Total assets	$852,946	$791,297	$728,607	$698,800	$621,064
Securities	251,828	222,752	159,416	127,865	119,952
Total loans	551,287	506,901	476,134	487,439	457,284
Allowance for loan losses	10,595	9,238	9,315	8,589	6,720
Total deposits	708,575	656,824	626,970	590,217	501,808
Other borrowings	60,309	53,056	25,570	42,757	58,037
Total shareholders’ equity	76,333	71,452	64,329	54,114	53,462
Performance Ratios (Restated) (4):
Return on average assets	0.48%	1.13%	1.08%	0.85%	1.20%
Return on average equity	5.38	12.55	12.21	11.00	13.95
Net interest margin	3.81	4.44	4.56	5.42	5.40
Efficiency ratio (1)	71.22	59.20	61.44	60.97	55.91

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Asset Quality Ratios (Restated) (4):
Nonperforming assets to total loans and other real estate	5.05%	3.53%	1.12%	0.61%	1.42%
Nonperforming assets to total assets	3.26	2.23	0.75	0.40	1.06
Net loan charge-offs to total loans	0.97	0.49	0.84	1.19	0.83
Allowance for loan losses to total loans	1.88	1.91	1.80	1.91	1.52
Allowance for loan losses to nonperforming loans (2)	40.64	57.71	196.06	416.67	115.03
Capital Ratios (Restated) (4):
Leverage ratio (3)	9.08%	8.78%	9.11%	8.56%	8.93%
Average shareholders’ equity to average total assets	8.95	9.03	8.82	7.73	8.60
Tier-1 risk-based capital ratio - period end	12.73	12.98	12.77	11.97	11.60
Total risk-based capital ratio - period end	13.98	14.24	14.03	13.23	12.85

(1)	Calculated by dividing total noninterest expense by net interest income plus noninterest income.

(2)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(3)	The leverage ratio is calculated by dividing Tier 1 capital by average assets at period end.

(4)	See Note 2 to the consolidated financial statements.

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

For the Years Ended December 31, 2003, 2002 and 2001

Restatement of Financial Statements

     The Company restated its financial statements for the years ended December 31, 2003, 2002, and 2001 to correct the amortization of net deferred loan fees to interest income and to adjust accruals of other noninterest expense. The restatement increased net income by $402,000, $181,000, and $277,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and increase retained earnings by $2.2 million, $1.8 million, $1.6 million, and $1.3 million at December 31, 2003, 2002, 2001, and 2000 respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees which resulted in an increase to income of $357,000, $327,000, and $321,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, in connection with the restatement for net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to net income of $63,000 in 2003 and a decrease to net income of $146,000 and $44,000 in 2002 and 2001, respectively. See Note 2 to the consolidated financial statements.

     As a result, all amounts disclosed herein impacted by the restatement have been restated accordingly.

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

     To complement net interest income, the Bank also earns fee income from both deposits and loans through service fees and charges collected from customers. Generally, the Bank receives the greater portion of its fees from its deposit customers in the form of service fees, NSF fees, and other fees for services provided to the customer. Loan fees excluding deferred loan origination fees are generally earned from late charges, administrative document and processing fees, and other loan-related type fees. The fees collected by the Bank may be found on the Statement of Income under “noninterest income”.

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

     Total assets at December 31, 2003 were $867.0 million, an increase of $25.1 million or 3.0% compared to $841.9 million at December 31, 2002. Total loans at December 31, 2003 were $557.1 million, an increase of $26.5 million or 5.0% compared to $530.6 million at December 31, 2002. Investment securities at December 31, 2003 were $262.3 million, down $2.1 million or 0.8% from $264.4 million at December 31, 2002. Total deposits at December 31, 2003 were $724.9 million, an increase of $33.5 million or 4.9% compared to $691.4 million at December 31, 2002. Other borrowings at December 31, 2003 were $54.2 million, down $11.6 million or 17.6% compared to $65.8 million at December 31, 2002.

     Total assets at December 31, 2002 were $841.9 million, an increase of $98.2 million or 13.2% compared to $743.7 million at December 31, 2001. Growth in loans and investment securities accounted for the majority of the Company’s asset growth during this period, increasing to $530.6 million and $264.4 million, respectively, at December 31, 2002 from $495.4 million and $176.2 million, respectively, at December 31, 2001. Supporting this growth was an increase in deposits and other borrowings to $691.4 million and $65.8 million, respectively, at December 31, 2002 from $642.8 million and $25.2 million, respectively, at December 31, 2001, an increase of $48.6 million and $40.6 million, respectively. Shareholders’ equity at December 31, 2002 was $76.2 million, an increase of $9.4 million or 14.1% compared with $66.8 million at December 31, 2001.

     Net income for the years ended December 31, 2003, 2002, and 2001 was $4.1 million, $9.0 million, and $7.9 million, respectively. Diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001 were $0.57, $1.25, and $1.11, respectively. The Company’s returns on average assets for the years ended December 31, 2003, 2002, and 2001 were 0.48%, 1.13%, and 1.08, respectively. The Company’s returns on average equity for the same periods were 5.38%, 12.55%, and 12.21%, respectively. The 2003 decreases in net income, diluted earnings per share, return on average assets, and return on average equity was primarily the result of lower net interest income, a higher provision for loan losses, and lower of cost or market adjustments on loans held-for-sale.

     The 2003 provision for loan losses was $5.7 million, up $1.8 million or 46.2% compared to $3.9 million in 2002. In 2003, management determined an additional provision was needed primarily due to the results of continued asset quality risk assessment procedures and a 5.0% increase in the loan portfolio. The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses.

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

     Interest income in 2003, was 9.9% lower than interest income in 2002, and interest expense in 2003 was 17.0% lower than interest expense in 2002. Net interest income for 2003 was 6.8 % lower than net interest income in 2002 primarily due to a decrease in the yield on earning assets of 112 basis points that was partially offset by a decrease in the cost of interest-bearing liabilities of 57 basis points. The lower net interest income in 2003, compared to 2002, primarily reflects the current low interest rate environment, refinancing activity on existing loans, and lower yields on new earning assets (both loans and investments). The Federal Reserve’s interest rate reductions in November 2002 and June 2003 contributed to the lower yields. However, the effect of interest rate floors on approximately 64.7% of the loan portfolio helped to soften the decline in yield on earning assets. The loans with interest rate floors had a weighted average yield of approximately 5.88% at December 31, 2003 compared to approximately 61.3% of the loan portfolio with interest rate floors that had a weighted average yield of approximately 6.58% at December 31, 2002.

2003 versus 2002. Net interest income in 2003 was $31.2 million compared with $33.4 million in 2002, a decrease of $2.2 million or 6.6%. The decrease in net interest income for 2003 was primarily due to a decrease of $4.8 million in interest income that was partially offset by a decrease of $2.5 million in interest expense. The net interest spread is the difference between the yield on earning assets and the cost of interest-bearing liabilities. The net interest spread in 2003 decreased 51 basis points to 3.34% compared to 3.85% in 2002. The decrease in the net interest spread reflects a decrease of 108 basis points in the average yield on earning assets that was partially offset by a decrease of 57 basis points in the average rate paid for interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is annualized interest expense divided by average earning assets. The net interest margin in 2003 decreased 63 basis points to 3.81% compared to 4.44% in 2002 and primarily reflects the 108 basis point decline in earning asset yield that was partially offset by a decline in the cost of earning assets of 45 basis points.

     Interest income in 2003 was $43.3 million compared with $48.0 million in 2002, a decrease of $4.7 million or 9.8%. The decrease in interest income for 2003 was primarily due to the lower interest rate economy, a lower yield on loans as a result of refinancing, increased nonaccrual loan balances, and lower yields on the investment portfolio. Approximately 85.1% of the loans in the loan portfolio have variable interest rates tied to the prime rate and are, therefore, sensitive to interest rate movement. However, at December 31, 2003 approximately 64.7% of the loans in the loan portfolio had interest rate floors with a weighted average yield of 5.88%. This was down 70 basis points from 6.58% at December 31, 2002, primarily as a result of new loans with floors at lower interest rates in addition to refinanced floor rates on pre-existing loans. These floor rates helped to partially offset the decline in loan interest rate yield. The average yield on the total loan portfolio for 2003 was 6.29%, down 106 basis points compared to 7.35% in 2002. The average yield on the investment portfolio for 2003 was 3.23%, down 115 basis points compared to 4.38% in 2002. The yield on average earning assets for 2003 was 5.30%, down 108 basis points compared to 6.38% in 2002.

     Interest expense in 2003 was $12.1 million compared to $14.6 million in 2002, a decrease of $2.5 million or 17.0%. The decrease in interest expense for 2003 was also primarily the result of lower interest rates paid for interest-bearing liabilities in 2003. The average cost of interest-bearing liabilities for 2003 was 1.96%, down 57 basis points compared to 2.53% in 2002.

     2002 versus 2001. Net interest income in 2002 was $33.4 million compared with $31.1 million in 2001, an increase of $2.3 million or 7.4%. The increase in net interest income for 2002 was primarily due to a decrease of $9.1 million in interest expense partially offset by a decrease of $6.7 million in interest income. The net interest spread in 2002 improved 18 basis points to 3.85% compared to 3.67% in 2001. The increase in the net interest spread reflects a decrease of 185 basis points in the average rate paid on interest-bearing liabilities that was partially offset by a decrease of 167 basis points in the average yield on interest-earning assets. Interest rate floors on approximately 61.3% of the loan portfolio helped curtail the decrease in the average yield on total loans. The net interest margin in 2002 decreased 12 basis points to 4.44% compared to 4.56% in 2001 and was primarily due to the refinancing of existing loans and the origination of new loans both at lower interest rates. The Federal Reserve’s 50 basis point interest rate reduction in November 2002 partially contributed to this decrease.

     Interest income in 2002 was $48.0 million compared with $54.9 million in 2001, a decrease of $6.9 million or 12.6%. The decrease in interest income in 2002 was primarily due to the lower interest rate economy, a lower yield on loans as a result of refinancing, increased nonaccrual loan balances, and lower yields on the investment portfolio. Approximately 84.0% of the loans in the loan portfolio had variable interest rates tied to the prime rate and were, therefore, sensitive to interest rate movement. However, at December 31, 2002 approximately 61.3% of the loans in the loan portfolio had interest rate floors with a weighted average yield of 6.58%. This was down 117 basis points from 7.75% at December 31, 2001, primarily as a result of new loans with floors at lower interest rates in addition to refinanced floor rates on pre-existing loans. These floor rates helped to partially offset the decline in interest rate yield and therefore, curtail the decline in interest income. The average yield on the total loan portfolio for 2002 was 7.35%, down 177 basis points compared to 9.12% in 2001. The average yield on the investment portfolio for 2002 was 4.38%, down 120 basis points compared to 5.58% in 2001. The yield on average earning assets for 2002 was 6.38%, down 167 basis points compared to 8.05% in 2001.

     Interest expense in 2002 was $14.6 million compared to $23.8 million in 2001, a decrease of $9.2 million or 38.5%. The decrease in interest expense for 2002 was also primarily the result of lower interest rates paid for deposits in 2002. The average cost of interest-bearing liabilities for 2002 was 2.53%, down 185 basis points compared to 4.38% in 2001.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2003			2002			2001
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
				(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$551,287	$34,691	6.29%	$506,901	$37,256	7.35%	$476,134	$43,415	9.12%
Taxable securities	227,054	7,321	3.22	195,649	9,080	4.64	132,366	8,356	6.31
Tax-exempt securities	20,095	997	4.96	23,362	1,160	4.97	23,491	1,177	5.01
Federal funds sold and other temporary investments	18,854	278	1.47	25,843	484	1.87	50,715	1,992	3.93

Total interest-earning assets	817,290	43,287	5.30%	751,755	47,980	6.38%	682,706	54,940	8.05%

Less allowance for loan losses	(10,595)			(9,238)			(9,315)

Total interest-earning assets, net of allowance for loan losses	806,695			742,517			673,391
Noninterest-earning assets	46,251			48,780			55,216

Total assets	$852,946			$791,297			$728,607

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,987	$460	0.62%	$71,059	$837	1.18%	$54,694	$1,209	2.21%
Saving and money market accounts	111,867	885	0.79	110,372	1,378	1.25	102,268	2,322	2.27
Time deposits	371,500	8,942	2.41	342,707	10,595	3.09	360,370	19,003	5.27
Federal funds purchased	55	1	1.82	162	4	2.47	1	—	—
Other borrowings	60,255	1,846	3.06	52,894	1,814	3.43	25,570	1,265	4.95

Total interest-bearing liabilities	617,664	12,134	1.96%	577,194	14,628	2.53%	542,903	23,799	4.38%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	151,221			132,686			109,638
Other liabilities	7,728			9,965			11,737

Total liabilities	776,613			719,845			664,278
Shareholders’ equity	76,333			71,452			64,329

Total liabilities and shareholders’ equity	$852,946			$791,297			$728,607

Net interest income		$31,153			$33,352			$31,141

Net interest spread			3.34%			3.85%			3.67%
Net interest margin			3.81%			4.44%			4.56%

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2003 vs 2002			2002 vs 2001
	Increase			Increase
	(Decrease)			(Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,262	$(5,827)	$(2,565)	$2,805	$(8,964)	$(6,159)
Taxable securities	1,457	(3,216)	(1,759)	3,995	(3,271)	724
Tax exempt securities	(162)	(1)	(163)	(6)	(11)	(17)
Federal funds sold and other temporary investments	(131)	(75)	(206)	(977)	(531)	(1,508)

Total increase (decrease) in interest income	4,426	(9,119)	(4,693)	5,817	(12,777)	(6,960)
Interest-bearing liabilities:
Interest-bearing demand deposits	34	(411)	(377)	362	(734)	(372)
Saving and money market accounts	19	(512)	(493)	184	(1,128)	(944)
Time deposits	890	(2,543)	(1,653)	(931)	(7,477)	(8,408)
Fed funds purchased	(3)	(0)	(3)	—	4	4
Other borrowings	252	(220)	32	1,352	(803)	549

Total increase (decrease) in interest expense	1,192	(3,686)	(2,494)	967	(10,138)	(9,171)

Increase (decrease) in net interest income	$3,234	$(5,433)	$(2,199)	$4,850	$(2,639)	$2,211

     Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “ - Financial Condition- Allowance for Loan Losses.”

     The 2003 provision for loan losses was $5.7 million, up by $1.8 million or 46.2% compared to $3.9 million in 2002. In 2003, management determined an additional provision was needed primarily due to the results of continued asset quality risk assessment procedures and a 5.0% increase in the loan portfolio. The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. Grades of 1-10 are applied to each loan where grades of 7-10 require the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, current status, collateral value, and financial strength of the borrower. Oversight of the loan grades is vested with the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the chief credit officer.

     The ratio of the allowance for loan losses to total loans at December 31, 2003 was 1.88% compared with 1.91% and 1.80% at December 31, 2002 and 2001, respectively. The Company strives to maintain its allowance for loan losses at target levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

     Noninterest Income

     For the years ended December 31, 2003, 2002 and 2001, noninterest income was $8.9 million, $9.0 million, and $8.7 million, respectively, reflecting a decrease of approximately $40,000 in 2003 compared to 2002, and an increase of $307,000 or 3.5% in 2002 compared to 2001. The service fees category of noninterest income includes monthly account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees. Service fees for 2003 were $6.5 million, down $126,000 primarily due to less NSF related activity. Other loan-related fees for 2003 were $1.0 million, down $74,000 compared to $1.1 million in 2002 primarily due to a decrease in mortgage brokerage fees of $187,000 that was partially offset by increases in late charges and SBA servicing fees of $48,000 and $36,000, respectively. The gain on sale of SBA loans in 2003 was approximately $460,000, an increase of $139,000 compared with 2002. In addition, gain on the sale of loans held-for-sale in 2003 was approximately $140,000. The Company had no loans held-for-sale in 2002 or 2001.

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

     Noninterest Expense

     For the years ended December 31, 2003, 2002 and 2001, noninterest expense was $28.5 million, $25.1 million, and $24.5 million, respectively, reflecting an increase of approximately $3.4 million or 13.5% in 2003 compared to 2002, and an increase of $600,000 or 2.5% in 2002 compared to 2001.

     The increase in total noninterest expense in 2003 compared to 2002 was primarily due to $589,000 in higher employee salaries and benefits expense as a result of annual salary adjustments and $2.1 million in lower of cost or market adjustments on loans held-for-sale. Legal and professional fees in 2003, compared to 2002, increased approximately $987,000 as a result of increased costs related to matters concerning problem assets. Occupancy and equipment expense in 2003, compared to 2002, increased approximately $272,000 and was primarily the result of additional leased space in the corporate offices.

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

     The efficiency ratio is a measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. The Company’s efficiency ratio for 2003 was 71.22% and reflects the impact of the lower of cost or market adjustments on loans held-for-sale and the decline in the net interest margin. The Company’s efficiency ratio for 2002 was 59.20%, an improvement compared to 61.44% for 2001, primarily as a result of higher net interest income and higher noninterest income.

     Salaries and employee benefits for the years ended December 31, 2003, 2002 and 2001 was $14.1 million, $13.5 million, and $12.2 million, respectively, reflecting an increase of $589,000 or 4.4% in 2003 compared to 2002 and a $1.3 million or 10.7% increase in 2002 compared to 2001. The increase in 2003 versus 2002 primarily reflected the result of annual salary adjustments. The increase in 2002 versus 2001 primarily reflected the full-year effect of increased staffing levels in lending operations and compliance functions in addition to the full-year effect of executive level additions made during the third and fourth quarters of 2002. Total full-time equivalent employees (“FTE”) at December 31, 2003, 2002 and 2001 were 299, 309, and 298, respectively.

     Non-staff expenses for 2003, 2002 and 2001 were $14.4 million, $11.5 million, and $12.3 million, respectively, reflecting an increase of $2.9 million in 2003 compared to 2002 and a decrease of $738,000 in 2002 compared to 2001.

     The $2.9 million increase in non-staff expense during 2003 compared to 2002 was primarily due to the $2.1 million in lower of cost or market adjustments on loans held-for-sale. Legal and professional fees increased approximately $987,000 as a result of increased costs related to matters concerning problem assets. Occupancy and equipment expense increased approximately $272,000 and was primarily the result of additional lease space in the corporate offices.

     The $738,000 decrease in non-staff expense during 2002 compared to 2001 was primarily due to lower legal and professional fees of $395,000, lower occupancy expense of $100,000, and lower other noninterest expense of $555,000, that was partially offset by higher net real estate expense of $415,000.

     The following table presents the major categories of noninterest expense:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Employee compensation and benefits	$14,109	$13,520	$12,183
Non-staff expenses:
Lower of cost of market adjustment loan held-for-sale	2,149	—	—
Occupancy and equipment	5,361	5,089	5,189
Foreclosed assets, net	248	624	209
Data processing	99	94	86
Legal and professional fees	1,555	568	963
Advertising	244	314	426
Printing and supplies	597	572	526
Telecommunicaitons	500	578	623
Other noninterest expense	3,683	3,692	4,247

Total non-staff expenses	14,436	11,531	12,269

Total noninterest expenses	$28,545	$25,051	$24,452

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

     Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. Income tax expense for 2003 was $1.7 million, down approximately $2.7 million or 61.4% from income tax of $4.4 million in 2002. Income tax expense for 2002 was up approximately $749,000 or 20.3% from income tax expense of $3.7 million in 2001. The effective income tax rates in 2003, 2002 and 2001 were 29.7%, 33.1%, and 32.0%, respectively. The effective income tax rate in 2003 was lower due to a higher percentage of non-taxable income, primarily from tax-exempt securities, to pre-tax income.

     The Texas franchise tax was $185,000, $57,000, and $345,800, in 2003, 2002, and 2001, respectively. In 2002, the Company received a franchise tax refund as a result of a franchise tax audit conducted on tax years 1999, 2001, and 2002.

     Impact of Inflation

     The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “-Financial Condition - Interest Rate Sensitivity and Liquidity.”

Financial Condition

     Loan Portfolio

     Total loans, which include approximately $6.0 million in loans held-for-sale, were $557.1 million at December 31, 2003, up $26.5 million or 5.0% from $530.6 million at December 31, 2002. The increase in 2003 represented growth of $7.1 million in commercial and industrial loans, $18.8 million in real estate loans, and $161,000 in consumer and other loans. Total loans were $530.6 million at December 31, 2002, an increase of $35.2 million or 7.1% from $495.4 million at December 31, 2001. The $35.2 million increase in 2002 compared to 2001 reflected increases of $12.5 million in commercial and industrial loans, $23.3 million in real estate loans, that was partially offset by a decrease of $1.1 million in consumer and other loans.

     For the years ended December 31, 2003, 2002, and 2001, the ratios of total loans to total deposits were 76.9%, 76.7%, and 77.1%, respectively. For the same periods, total loans represented 64.3%, 63.0%, and 66.6%, of total assets, respectively.

     The following table summarizes the loan portfolio of the Company by type of loan:

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Commercial and industrial	$332,480	59.36%	$325,424	60.94%	$312,899	62.67%	$298,134	60.92%	$298,150	59.55%
Real estate mortgage
Residential	14,315	2.56	7,326	1.37	7,833	1.57	10,141	2.07	10,934	2.18
Commercial	178,290	31.83	165,608	31.01	131,022	26.24	128,242	26.20	126,363	25.24

	192,605	34.39	172,934	32.38	138,855	27.81	138,383	28.27	137,297	27.42

Real estate construction
Residential	12,652	2.26	10,589	1.99	5,962	1.19	7,542	1.54	11,348	2.27
Commercial	11,906	2.12	14,805	2.76	30,215	6.05	32,059	6.55	28,661	5.72

	24,558	4.38	25,394	4.75	36,177	7.24	39,601	8.09	40,009	7.99

Consumer and other	10,447	1.87	10,286	1.93	11,364	2.28	11,986	2.45	11,550	2.31
Factored receivables	—	—	—	—	—	—	1,297	0.27	13,700	2.73

Gross loans	560,090	100.00%	534,038	100.00%	499,295	100.00%	489,401	100.00%	500,706	100.00%

Less: unearned discounts, interest and net deferred fees	(2,954)		(3,467)		(3,854)		(3,883)		(3,776)

Total loans	$557,136		$530,571		$495,441		$485,518		$496,930

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

     Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company’s legal loan limit is $11.8 million to one borrower, the Company generally does not make loans larger than $6.0 million to one borrower. Loans are approved by lending officers pursuant to a lending authorization schedule which is based on each loan officer’s credit experience and portfolio. The Bank’s Loan Committee approves loans between $1.5 million and $2.0 million. The Director’s Credit Committee approves loans over $2.0 million. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets”, are designed to minimize the risk of nonpayment with respect to outstanding loans.

     The following table summarizes the industry concentrations (greater than 25% of capital) of the Company’s loan portfolio at the dates indicated, which includes gross loans of $6.0 million held-for-sale at December 31, 2003:

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

     In addition to the Company’s loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates national banks. Based upon such an examination, the OCC may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio. The OCC is currently conducting its annual examination of the Bank and while no such actions have been taken by the OCC, no assurance can be provided that such actions will not occur in the future. The OCC examination did not result in any adjustments to the allowance for loan losses.

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

     2002 versus 2001. Total nonperforming assets at December 31, 2002 and 2001 were $18.8 million and $5.5 million, respectively, an increase of $13.3 million. Nonacccrual loans at December 31, 2002 and 2001 were $17.2 million and $3.8 million, respectively, an increase of $13.4 million. The increase in nonperforming assets and nonaccrual loans primarily occurred during the first quarter of 2002 with approximately $9.0 million added to nonaccrual loans as part of an identification process that represents an integral part of an overall effort to improve credit quality. The largest of these loans were a $3.2 million hotel loan, a $1.2 million entertainment facility, and two restaurant loans of $1.4 million and $1.3 million. The $1.3 million restaurant loan paid off in July 2002 and the $1.4 million loan was paid off in January 2003. During the third quarter of 2002, a $5.1 million commercial loan to a wholesale food distributor was added to nonaccrual status. During the fourth quarter of 2002, a $1.1 million hotel loan and a $1.0 million convenience store loan were added to nonaccrual status. Had these nonaccrual loans remained on an accrual basis, interest in the amount of approximately $657,000 and $202,000 would have been recorded on these loans during the years ended December 31, 2002 and 2001, respectively.

     Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $3.3 million at December 31, 2003 and 2002. Nonperforming assets, net of their guaranteed portions, were $25.0 million and $15.5 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 4.46% and 2.91% at December 31, 2003 and 2002, respectively. The ratios for net nonperforming assets to total assets were 2.88% and 1.84%, for the same periods, respectively.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$25,442	$17,209	$3,758	$2,225	$6,552
Accruing loans 90 days or more past due	264	380	783	—	—
Other real estate (“ORE”) and other assets repossessed (“OAR”)	2,585	1,190	969	757	490

Total nonperforming assets	28,291	18,779	5,510	2,982	7,042
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(3,323)	(3,310)	(1,833)	(1,049)	(1,821)

Net nonperforming assets	$24,968	$15,469	$3,677	$1,933	$5,221

Total nonperforming assets to total loans and ORE/OAR	5.05%	3.53%	1.11%	0.61%	1.42%
Total nonperforming assets to total assets	3.26%	2.23%	0.74%	0.40%	1.06%
Net nonperforming assets to total loans and ORE/OAR	4.46%	2.91%	0.71%	0.40%	1.05%
Net nonperforming assets to total assets	2.88%	1.84%	0.49%	0.26%	0.79%

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

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average total loans outstanding	$551,287	$506,901	$476,134	$487,439	$457,284

Total loans outstanding at end of period	$557,137	$530,571	$495,441	$485,518	$496,930

Allowance for loan losses at beginning of period	$10,150	$8,903	$9,271	$7,537	$6,119
Provision for loan losses	5,690	3,853	3,799	7,508	5,550
Charge-offs:
Commercial and industrial	(5,173)	(2,721)	(4,075)	(1,479)	(3,563)
Real estate - mortgage	(755)	(271)	—	(23)	(32)
Real estate - construction	—	—	—	—	—
Consumer and other	(193)	(132)	(201)	(5,524)	(807)

Total charge-offs	(6,121)	(3,124)	(4,276)	(7,026)	(4,402)

Recoveries:
Commercial and industrial	593	450	54	901	94
Real estate - mortgage	100	20	11	8	—
Real estate - construction	—	—	—	—	—
Consumer and other	36	48	44	343	176

Total recoveries	729	518	109	1,252	270

Net loan charge-offs	(5,392)	(2,606)	(4,167)	(5,774)	(4,132)

Allowance for loan losses at end of period	$10,448	$10,150	$8,903	$9,271	$7,537

Ratio of allowance to end of period total loans	1.88%	1.91%	1.80%	1.91%	1.52%
Ratio of net loan charge-offs to end of period total loans	0.97%	0.49%	0.84%	1.19%	0.83%
Ratio of allowance to end of period nonperforming loans	40.64%	57.71%	196.06%	416.67%	115.03%

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

     The ratios of net loan charge-offs to total loans outstanding for the years ended December 31, 2003, 2002, and 2001, were 0.97%, 0.49%, and 0.84%, respectively. The Company seeks recovery on its charge-offs through all available channels. At December 31, 2003, 2002, and 2001, the allowance for loan losses aggregated $10.4 million, $10.2 million, and $8.9 million, respectively, or 1.88%, 1.91%, and 1.80% of total loans, respectively.

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$6,281	59.36%	$6,383	60.94%	$5,054	62.67%	$4,814	60.92%	$3,783	59.55%
Real estate - mortgage	2,460	34.39	2,285	32.38	1,947	27.81	758	28.27	823	27.42
Real estate - construction	267	4.38	355	4.75	274	7.24	230	8.09	204	7.99
Consumer and other	101	1.87	136	1.93	686	2.28	444	2.45	357	2.31
Factored receivables	—	—	—	—	—	—	20	0.27	243	2.73
Unallocated	1,339	—	991	—	942	—	3,005	—	2,127	—

Total allowance for loan losses	$10,448	100.00%	$10,150	100.00%	$8,903	100.00%	$9,271	100.00%	$7,537	100.00%

     The level of allowance for loan losses has remained relatively constant in 2003 and 2002 even though net charge-offs have increased. This is primarily due to loans being charged down to their collateral value where there has been no further deterioration. In addition, the Company has observed a slowing in the migration of loans requiring charge-off. While nonaccrual loans increased in 2003, no corresponding increase in the allowance for loan losses was required since collateral values were able to support the loan balances. Also, many of the loans on nonaccrual are paying as agreed but were placed on nonaccrual due to the uncertainty that the borrowers will continue making loan payments.

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

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the date shown:

	As of December 31, 2003				As of December 31, 2002
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,965	$—	$(12)	$4,953	$2,488	$50	$—	$2,538
Obligations of state and political subdivisions	18,925	1,249	—	20,174	22,059	591	(2)	22,648
Mortgage-backed securities and collateralized mortgage obligations	209,323	1,170	(1,254)	209,239	180,599	2,862	(151)	183,310
Other debt securities	1,096	3	(10)	1,089	2,378	33	(20)	2,391
Investment in an ARM and CRA funds	21,739	73	(203)	21,609	48,982	169	—	49,151
FHLB/Federal Reserve Bank Stock	5,200	—	—	5,200	4,380	—	—	4,380

Total securities	$261,248	$2,495	$(1,479)	$262,264	$260,886	$3,705	$(173)	$264,418

	As of December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
		(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,453	$122	$—	$2,575
Obligations of state and political subdivisions	25,045	183	(589)	24,639
Mortgage-backed securities and collateralized mortgage obligations	138,696	1,561	(671)	139,586
Other debt securities	3,229	20	(57)	3,192
Investment in an ARM and CRA funds	3,094	1	—	3,095
FHLB/Federal Reserve Bank Stock	3,143	—	—	3,143

Total securities	$175,660	$1,887	$(1,317)	$176,230

     The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields. No tax-equivalent adjustments were made.

	As of December 31, 2003
			After One Year		After Five Years
	Within One		But Within Five		But Within Ten
	Year		Years		Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	—%	$4,965	4.37%	$—	—%	$—	—%	$4,965	4.37%
Obligations of state and political subdivisions	185	4.86	3,321	5.14	2,140	4.74	13,279	5.13	18,925	5.09
Mortgage-backed securities and collateralized mortgage obligations	—	—	2,650	4.93	52,413	4.16	154,260	3.81	209,324	3.91
Other debt securities	—	—	—	—	53	4.97	1,043	4.60	1,096	4.62
Investment in ARM and CRA funds	18,430	3.60	—	—	—	—	3,309	4.55	21,739	3.75
FHLB and Federal Reserve Bank stock (1)	—	—	—	—	—	—	5,200	3.00	5,200	3.00

Total securities	$18,615	3.61%	$10,936	4.74%	$54,606	4.18%	$177,091	3.90%	$261,248	3.98%

(1)	FHLB and Federal Reserve Bank stock do not have maturities.

     The following table summarizes the fair value and classification of securities:

	As of December 31,
	2003	2002	2001
	(Dollars in thousands)
Available-for-sale	$262,264	$264,418	$176,230
Held-to maturity	—	—	—

Total securities	$262,264	$264,418	$176,230

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

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 are presented below:

	Years Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Interest-bearing deposits:
Money market checking	$73,987	0.62%	$71,059	1.18%	$54,694	2.21%
Savings and money market deposits	111,867	0.79	110,372	1.25	102,268	2.27
Time deposits less than $100,000	169,314	2.19	176,941	2.69	182,588	5.13
Time deposits $100,000 and over	202,186	2.59	165,766	3.52	177,782	5.42

Total interest-bearing deposits	557,354	1.85	524,138	2.44	517,332	4.36
Non interest-bearing deposits	151,221	—	132,686	—	109,638	—

Total deposits	$708,575	1.45%	$656,824	1.95%	$626,970	3.59%

     The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity:

As of
December 31, 2003
(Dollars in thousands)
Three months or less	$44,829
Over three through six months	37,295
Over six through 12 months	65,241
Over 12 months	46,544

Total	$193,909

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

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2003:

	Volumes Subject to Repricing
							Greater
	0-30	31-180	181-365	1-3	3-5	5-10	than 10
	days	days	days	years	years	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$34,466	$50,491	$46,401	$50,726	$37,490	$28,943	$8,547	$257,064
Total loans	463,748	22,480	17,433	34,454	6,725	1,809	38	546,688
Federal funds sold and other temporary investments	36,927	—	—	—	—	—	—	36,927

Total interest-bearing assets	535,141	72,971	63,835	85,180	44,215	30,752	8,585	840,679

Interest-bearing liabilities:
Demand, money market and savings deposits	—	17,484	17,484	60,223	40,795	58,279	—	194,264
Time deposits	33,800	141,677	117,500	61,177	7,359	67	—	361,581
Federal funds purchased	—	—	—	—	—	—	—	—
Other borrowings	2,973	23,700	2,500	—	25,000	—	—	54,173

Total interest-bearing liabilities	36,773	182,861	137,484	121,400	73,154	58,346	—	610,018

Period GAP	$498,368	$(109,890)	$(73,650)	$(36,220)	$(28,939)	$(27,594)	$8,585	$230,661

Cumulative GAP	$498,369	$388,479	$314,829	$278,609	$249,670	$222,076	$230,661

Period GAP to total assets	59.33%	(13.08)%	(8.77)%	(4.31)%	(3.44)%	(3.28)%	1.02%
Cumulative GAP to total assets	59.33%	46.24%	37.48%	33.17%	29.72%	26.44%	27.46%
Cumulative interest-earnimg assets to cumulative interest-bearing liabilities	1,455.25%	276.88%	188.16%	158.22%	145.26%	136.40%	137.81%

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

     The Company applies an economic value of equity (“EVE”) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, EVE is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk by measuring the change in the EVE that would result from a theoretical instantaneous and sustained 100 or 200 basis point shift in market interest rates.

     Presented below, as of December 31, 2003, is an analysis of the Company’s interest rate risk as measured by changes in EVE for a 200 basis point increase and a 100 basis point decrease in market interest rates:

			EVE as a % of
			Present Value of Assets
	$ Change in EVE
Change in Rates	(Dollars in thousands)	% Change in EVE	EVE Ratio	Change
-100 bp	($9,073)	(8.98%)	10.60%	(105) bp
0 bp	—	—	11.65%	—
+200 bp	$8,537	8.45%	12.63%	98 bp

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

     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below

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

     Shareholders’ equity at December 31, 2003 was $78.4 million, an increase of $2.2 million or 2.9% compared to shareholders’ equity of $76.2 million at December 31, 2002. This increase was primarily the result of net income of $4.1 million, common and treasury stock issuances of $150,000, and an increase in paid-in capital of $1.3 million that was partially offset by a reduction in the net unrealized gain on securities of approximately $1.7 million and dividend payments of $1.7 million.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To be Well Capitalized	Actual
	for Capital		under Prompt Corrective	Ratio at
	Adequacy Purposes		Action Provisions	December 31, 2003
The Company
Leverage ratio	4.00	%(1)	N/A	9.08%
Tier 1 risk-based capital ratio	4.00%		N/A	12.73%
Risk-based capital ratio	8.00%		N/A	13.98%
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.54%
Tier 1 risk-based capital ratio	4.00%		6.00%	11.98%
Risk-based capital ratio	8.00%		10.00%	13.23%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

New Accounting Pronouncements

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003 the maximum potential amount of future payments is $7.3 million. The Company has recorded a liability of approximately $2,542 at December 31, 2003, for the fair value of the Company’s potential obligations, which represents the unamortized portion of the letter of credit fees. See “Note 12 – Off-Balance Sheet Risk” for a discussion of significant guarantees that have been entered into by the Company.

     On December 24, 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable Interest entities. FIN No. 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined the impact of this interpretation will not have any effect on its financial condition or results of operations.

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

     On May 15, 2003, the FASB approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, but now is requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial condition. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for manadatorily redeemable financial instruments of non-public entities. It is not expected that this statement will have a material effect on the Company’s financial condition or results of operations. On October 29, 2003, the FASB deferred certain provisions of this statement.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 45 of this Form 10-K/A, which financial statements, reports, notes and data are incorporated herein by reference.

     Quarterly Financial Data

     The following table represents previously reported and restated summarized data for each of the quarters in fiscal 2003 and 2002 (in thousands, except per share data):

	2003 (Previously Reported)				2002 (Previously Reported)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$11,032	$10,749	$10,966	$11,091	$11,865	$12,298	$12,354	$11,687
Interest expense	2,740	2,956	3,189	3,249	3,532	3,610	3,596	3,891

Net interest income	8,292	7,793	7,777	7,842	8,333	8,688	8,758	7,796
Provision for loan losses	300	575	4,015	800	1,533	750	970	600

Net interest income after provision for loan losses	7,992	7,218	3,762	7,042	6,800	7,938	7,788	7,196
Noninterest income	2,034	2,429	2,170	2,294	2,261	2,440	2,297	2,476
Noninterest expense	7,358	7,798	8,028	6,520	6,023	6,519	6,892	6,623

Income before income taxes	2,668	1,849	(2,096)	2,816	3,038	3,859	3,193	3,049
Provision (benefit) for income taxes	860	504	(742)	907	1,060	1,329	1,003	958

Net income	$1,808	$1,345	$(1,354)	$1,909	$1,978	$2,530	$2,190	$2,091

Earnings per share:
Basic	$0.25	$0.19	$(0.19)	$0.27	$0.28	$0.36	$0.31	$0.30
Diluted	$0.24	$0.19	$(0.19)	$0.27	$0.28	$0.35	$0.30	$0.29
Weighted average shares outstanding:
Basic	7,154	7,132	7,037	7,033	7,031	7,026	7,020	7,020
Diluted	7,242	7,215	7,037	7,196	7,179	7,147	7,140	7,140
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

	2003 (Restated)				2002 (Restated)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$10,852	$10,695	$10,814	$10,926	$11,781	$12,140	$12,093	$11,459
Interest expense	2,740	2,956	3,189	3,249	3,532	3,610	3,596	3,891

Net interest income	8,112	7,739	7,625	7,677	8,249	8,530	8,497	7,568
Provision for loan losses	300	575	4,015	800	1,533	750	970	600

Net interest income after provision for loan losses	7,812	7,164	3,610	6,877	6,716	7,780	7,527	6,968
Noninterest income	2,034	2,429	2,170	2,294	2,261	2,440	2,297	2,476
Noninterest expense	7,007	7,556	7,732	6,250	6,025	6,230	6,500	6,295

Income before income taxes	2,839	2,037	(1,952)	2,921	2,952	3,990	3,324	3,149
Provision (benefit) for income taxes	917	568	(693)	943	1,031	1,374	1,048	992

Net income	$1,922	$1,469	$(1,259)	$1,978	$1,921	$2,616	$2,276	$2,157

Earnings per share:
Basic	$0.27	$0.21	$(0.18)	$0.28	$0.27	$0.37	$0.32	$0.31
Diluted	$0.27	$0.20	$(0.17)	$0.27	$0.27	$0.37	$0.32	$0.30
Weighted average shares outstanding:
Basic	7,154	7,132	7,037	7,033	7,031	7,026	7,020	7,020
Diluted	7,242	7,215	7,037	7,196	7,179	7,147	7,140	7,140
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures. As of the end of the period covered by this report and as of August 26, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not effective (solely due to the material weakness discussed in the paragraph below) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     A material weakness in internal control was discovered related to net deferred loan fees. Approximately $4.0 million of deferred loan fees, net of costs, were not being amortized to interest income because not all deferred fees were entered into the Company’s loan system. No procedure was in place to insure all relevant loan data was entered into the Company’s loan system. Additionally, a reconciliation of the net deferred loan fees entered in the loan system compared to the general ledger balance was not being performed. The lack of such preventative and detective controls allowed this accounting error to occur and escape detection. Procedures and controls that have subsequently been implemented are: (a) closing officers and loan processors have been instructed to ensure the net deferred loan fees are entered to the Company’s on-line loan system to facilitate the automated amortization of the net deferred loan fees over the life of the loan; (b) daily reconciliation of general ledger accounts with the loan system are performed by a processor in the loan servicing department and monitored by the department supervisor; and (c) the internal audit department will include an annual examination of this specific function and report the results to the Audit Committee.

     As a result of the material weakness identified, the financial statements were restated. See Note 2 to the consolidated financial statements.

     Changes in internal controls over financial reporting. Other than the procedures and controls identified above, there were no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 10-K

Consolidated Financial Statements and Financial Statement Schedules

     Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 45 of this Annual Report on Form 10-K/A. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets (Restated) as of December 31, 2003 and 2002
Consolidated Statements of Income (Restated) for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Comprehensive Income (Restated) for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Changes in Shareholders’ Equity (Restated) for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows (Restated) for the Years Ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10.1	Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the

Exhibit
Number	Description
Registration Statement).

10.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7†	First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.8†	Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.9†	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 fo the Sarbanes Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

Reports on Form 8-K

The following report on Form 8-K was furnished during the quarter ended December 31, 2003:

Current report on Form 8-K filed October 29, 2003 in connection with the release of the Company’s earnings for the third quarter of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on August 27, 2004.

METROCORP BANCSHARES, INC.

By:	/s/ George M. Lee

George M. Lee
Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on August 27, 2004.

Signature	Title
/s/ Don J. Wang	Chairman of the Board

Don J. Wang

/s/ George M. Lee	Chief Executive Officer (Principal Executive Officer)

George M. Lee

/s/ Kevin Shu	Acting Chief Financial Officer
(Principal Financial Officer / Principal Accounting Officer)
Kevin Shu

/s/ David Tai	Director

David Tai

Director
Tiong L. Ang

/s/ Helen F. Chen	Director

Helen F. Chen

/s/ Tommy F. Chen	Director

Tommy F. Chen

/s/ May P. Chu	Director

May P. Chu

/s/ Shirley L. Clayton	Director

Shirley L. Clayton

/s/ John Lee	Director

John Lee

/s/ Edward A. Monto	Director

Edward A. Monto

/s/ Charles L. Roff	Director

Charles L. Roff

/s/ Joe Ting	Director

Joe Ting

/s/ Daniel B. Wright	Director

Daniel B. Wright

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of MetroCorp Bancshares, Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board of United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company restated its financial statements for the years ended December 31, 2003 and 2002.

/s/ PricewaterhouseCoopers LLP

March 12, 2004, except for Note 2 for which the date is August 26, 2004
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

March 20, 2002 (August 26, 2004 as to Note 2)
Houston, Texas

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2003	2002
	(Restated -Note 2)
ASSETS
Cash and due from banks	$26,347	$30,195
Federal funds sold and other temporary investments	10,580	7,991

Total cash and cash equivalents	36,927	38,186
Securities available-for-sale, at fair value	257,064	260,038
Other investments	5,200	4,380
Loans, net of allowance for loan losses of $10,448 and $10,150 respectively	540,658	520,421
Loans, held-for-sale	6,030	—
Accrued interest receivable	3,452	3,391
Premises and equipment, net	5,674	5,841
Deferred tax asset	4,664	3,652
Customers’ liability on acceptances	3,352	4,080
Foreclosed assets, net	2,585	1,190
Other assets	1,410	766

Total assets	$867,016	$841,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$169,097	$144,544
Interest-bearing	555,844	546,817

Total deposits	724,941	691,361
Other borrowings	54,173	65,774
Accrued interest payable	567	717
Acceptances outstanding	3,352	4,080
Other liabilities	5,610	3,789

Total liabilities	788,643	765,721

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,306,627 shares and 7,195,927 shares are issued and 7,156,689 shares and 7,031,882 shares are outstanding at December 31, 2003 and 2002, respectively	7,307	7,196
Additional paid-in-capital	27,620	26,344
Retained earnings	44,105	41,699
Accumulated other comprehensive income	671	2,354
Treasury stock, at cost	(1,330)	(1,369)

Total shareholder’s equity	78,373	76,224

Total liabilities and shareholders’ equity	$867,016	$841,945

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Interest Income:
Loans	$34,691	$37,256	$43,415
Securities:
Taxable	7,321	9,080	8,356
Tax-exempt	997	1,160	1,177
Federal funds sold and other investments	278	484	1,992

Total interest income	43,287	47,980	54,940

Interest expense:
Time deposits	8,942	10,595	19,003
Demand and savings deposits	1,345	2,215	3,531
Other borrowings	1,847	1,818	1,265

Total interest expense	12,134	14,628	23,799

Net interest income	31,153	33,352	31,141
Provision for loan losses	5,690	3,853	3,799

Net interest income after provision for loan losses	25,463	29,499	27,342

Noninterest income:
Service fees	6,544	6,670	6,360
Other loan-related fees	1,009	1,083	936
Letters of credit commissions and fees	516	610	655
Gain on sale of securities, net	165	34	189
Gain on sale of loans, net	600	322	127
Other noninterest income	93	248	393

Total noninterest income	8,927	8,967	8,660

Noninterest expense:
Salaries and employee benefits	14,109	13,520	12,183
Lower of cost of market adjustment on loans held-for-sale	2,149	—	—
Occupancy and equipment	5,361	5,089	5,189
Foreclosed assets, net	248	624	209
Other noninterest expense	6,678	5,818	6,871

Total noninterest expense	28,545	25,051	24,452

Income before provision for income taxes	5,845	13,415	11,550
Provision for income taxes	1,735	4,445	3,696

Net income	$4,110	$8,970	$7,854

Earning per common share:
Basic	$0.58	$1.28	$1.12
Diluted	$0.57	$1.25	$1.11
Weighted average shares outstanding:
Basic	7,089	7,024	6,998
Diluted	7,213	7,154	7,059
Dividends per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2003	2002	2001
	(Restated - Note 2)
Net income	$4,110	$8,970	$7,854

Other comprehensive income , net of tax:
Unrealized gains on investment securities, net of tax:
Unrealized holding gains (losses) arising during the period	(1,576)	2,000	380
Less -reclassification adjustment for gains included in net income	107	22	125

Other comprehensive income (loss)	(1,683)	1,978	255

Total comprehensive income	$2,427	$10,948	$8,109

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001
(In thousands)

					Accumulated
			Additional		other	Treasury
	Common stock		paid-in	Retained	comprehensive	stock, at
	Shares	At par	capital	earnings	income(loss)	cost	Total
Balance at December 31, 2000 previously reported	6,979	$7,180	$26,033	$26,936	$121	$(1,569)	$58,701
Restatement (Note 2)	—	—	—	1,303	—	—	1,303

Balance at December 31, 2000 (Restated)	6,979	7,180	26,033	28,239	121	(1,569)	60,004
Issuance of common stock	7	7	52	—	—	—	59
Re-issuance of treasury stock	31	—	59	—	—	257	316
Net income restated	—	—	—	7,854	—	—	7,854
Other comprehensive income	—	—	—	—	255	—	255
Dividend ($0.24 per share)	—	—	—	(1,679)	—	—	(1,679)

Balance at December 31, 2001 (Restated)	7,017	7,187	26,144	34,414	376	(1,312)	66,809

Issuance of common stock	9	9	67	—	—	—	76
Re-issuance of treasury stock	37	—	133	—	—	292	425
Repurchase of common stock	(31)	—	—	—	—	(349)	(349)
Net income restated	—	—	—	8,970	—	—	8,970
Other comprehensive income	—	—	—	—	1,978	—	1,978
Dividend ($0.24 per share)	—	—	—	(1,685)	—	—	(1,685)

Balance at December 31, 2002 (Restated)	7,032	7,196	26,344	41,699	2,354	(1,369)	76,224

Issuance of common stock	111	111	1,075	—	—	—	1,186
Re-issuance of treasury stock	32	—	146	—	—	251	397
Repurchase of common stock	(18)	—	—	—	—	(212)	(212)
Tax benefit from stock option exercised	—	—	55	—	—	—	55
Net income restated	—	—	—	4,110	—	—	4,110
Other comprehensive loss	—	—	—	—	(1,683)	—	(1,683)
Dividend ($0.24 per share)	—	—	—	(1,704)	—	—	(1,704)

Balance at December 31, 2003 (Restated)	7,157	$7,307	$27,620	$44,105	$671	$(1,330)	$78,373

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Cash flows from operating activities:
Net income	$4,110	$8,970	$7,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,337	1,435	1,636
Provision for loan losses	5,690	3,853	3,799
Lower of cost or market adjustment on loans held-for-sale	2,149	—	—
Gain on securities sales, net	(165)	(34)	(189)
Gain on sale of premises and equipment	—	(5)	—
Gain on sale of loans, net	(600)	(322)	(127)
Amortization of premiums and discounts on securities	2,251	1,332	39
Amortization of net deferred loan fees	(543)	(340)	(239)
Deferred income taxes	(208)	48	360
Changes in:
Loans held-for-sale	(5,891)	—	—
Accrued interest receivable	(61)	211	669
Accrued interest payable	(150)	(146)	(953)
Income taxes payable	(299)	(63)	(1,279)
Other liabilities	1,885	1,032	(16,442)
Other assets	(614)	2,506	2,312

Net cash provided by (used in) operating activities	8,891	18,477	(2,560)

Cash flows from investing activities:
Purchases of securities available-for-sale	(182,039)	(179,932)	(111,207)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	179,591	93,406	79,273
Net change in loans	(31,577)	(38,538)	(15,185)
Proceeds from sale of foreclosed assets	3,391	659	1,078
Proceeds from sale of premises and equipment	—	5	—
Purchases of premises and equipment	(1,170)	(1,653)	(684)

Net cash used in investing activities	(31,804)	(126,053)	(46,725)

Cash flows from financing activities:
Net change in:
Deposits	33,580	48,610	16,845
Other borrowings	(11,601)	40,579	(378)
Proceeds from issuance of common stock	1,186	76	59
Treasury stock sold	397	425	316
Treasury stock purchased	(212)	(349)	—
Dividends paid	(1,696)	(1,685)	(1,677)

Net cash provided by financing activities	21,654	87,656	15,165

Net decrease in cash and cash equivalents	(1,259)	(19,920)	(34,120)
Cash and cash equivalents at beginning of period	38,186	58,106	92,226

Cash and cash equivalents at end of period	$36,927	$38,186	$58,106

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

     Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management’s opinion, collection of principal and interest is not likely to be made in accordance with a loan’s contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgment, future payments are reasonably assured.

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

Nonrefundable Fees and Costs Associated with Lending Activities

     Loan origination fees net of the associated costs are recognized over the life of the related loan as an adjustment to yield using the interest method.

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock Compensation

     The Company grants stock options under several stock-based incentive compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for such plans. The Company utilizes the intrinsic value method for its stock compensation plans. No compensation cost is recognized for fixed stock options in which the exercise price is equal to or greater than the estimated market price on the date of grant. In 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No.198, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the expense recognition provisions of SFAS No. 123, as amended by SFAS No. 198, is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123, as amended by SFAS No. 148.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands except per share amounts):

	Years Ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Net income:
As reported	$4,110	$8,970	$7,854
Pro forma	$4,000	$8,862	$7,823
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—
Pro forma	$110	$108	$31
Basic earnings per common share:
As reported	$0.58	$1.28	$1.12
Pro forma	$0.56	$1.26	$1.12
Diluted earnings per common share:
As reported	$0.57	$1.25	$1.11
Pro forma	$0.55	$1.24	$1.11

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

New Accounting Pronouncements

     On November 25, 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003 the maximum potential amount of future payments is $7.3 million. See “ Note 13 – Off-Balance Sheet Risk” for a discussion of significant guarantees that have been entered into by the Company. The adoption of FIN No. 45 has not had a material effect on the Company’s financial condition or results of operations.

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     On May 15, 2003, the FASB approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, but now is requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial condition. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is generally effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for manadatorily redeemable financial instruments of non-public entities. It is not expected that this statement will have a material effect on the Company’s financial condition or results of operations. On October 29, 2003, the FASB deferred certain provisions of this statement.

Reclassifications

     Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation, and has had no impact on net income or shareholders’ equity.

2. Restatement

     The Company restated its consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 to correct the amortization of deferred loan fees, net of costs, to interest income and to adjust accruals of other noninterest expense. The restatement increased net income by $402,000, $181,000, and $277,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and increased retained earnings by $2.2 million, $1.8 million, $1.6 million, and $1.3 million at December 31, 2003, 2002, 2001, and 2000 respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees which resulted in an increase to income of $357,000, $327,000, and $321,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, in connection with the restatement for net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to net income of $63,000 in 2003 and a decrease to net income of $146,000 and $44,000 in 2002 and 2001, respectively.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following table reflects the previously reported amounts as of and for the years ended December 31, 2003, 2002, and 2001 and the restated amounts:

	As of and For the Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
		(In thousands, except per share amounts)
Balance Sheet:
Loans, net of allowance for loan losses	$537,305	$540,658	$517,609	$520,421
Deferred tax asset	5,774	4,664	4,584	3,652
Total assets	864,773	867,016	840,065	841,945
Other liabilities	5,530	5,610	3,670	3,789
Retained earnings	41,942	44,105	39,938	41,699	$32,834	$34,414
Total shareholders’ equity	76,210	78,373	74,463	76,224	65,229	66,809
Total liabilities and shareholders’ equity	864,773	867,016	840,065	841,945
Statement of Income:
Interest income - loans	35,242	34,691	37,987	37,256	43,926	43,415
Total interest income	43,838	43,287	48,711	47,980	55,451	54,940
Net interest income	31,704	31,153	34,083	33,352	31,652	31,141
Salaries and employee benefits	15,183	14,109	14,746	13,520	13,180	12,183
Other noninterest expense	6,763	6,678	5,543	5,818	6,861	6,871
Income before provision for income taxes	5,237	5,845	13,139	13,415	11,130	11,550
Provision for income taxes	1,529	1,735	4,350	4,445	3,553	3,696
Net income	3,708	4,110	8,789	8,970	7,577	7,854
Earnings per common share:
Basic	0.52	0.58	1.25	1.28	1.08	1.12
Diluted	0.51	0.57	1.23	1.25	1.07	1.11
Cash flow statement:
Cash flows from operating activities	8,860	8,891	18,443	18,477	(2,330)	(2,560)
Cash flows from investing activities	(31,773)	(31,804)	(126,019)	(126,053)	(46,955)	(46,725)

     3. Cash and Cash Equivalents

     The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. The balance requirement is more than satisfied by the Bank’s vault cash.

     4. Securities

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$4,965	$—	$(12)	$4,953
Obligations of state and political subdivisions	18,925	1,249	—	20,174
Mortgage-backed securities and collateralized mortgage obligations	209,323	1,170	(1,254)	209,239
Other debt securities	1,096	3	(10)	1,089
Investment in ARM and CRA funds	21,739	73	(203)	21,609
FHLB and Federal Reserve Bank stock (1)(2)	5,200	—	—	5,200

Total securities	$261,248	$2,495	$(1,479)	$262,264

	As of December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$2,488	$50	$—	$2,538
Obligations of state and political subdivisions	22,059	591	(2)	22,648
Mortgage-backed securities and collateralized mortgage obligations	180,599	2,862	(151)	183,310
Other debt securities	2,378	33	(20)	2,391
Investment in ARM and CRA funds	48,982	169	—	49,151
FHLB and Federal Reserve Bank stock (1)(2)	4,380	—	—	4,380

Total securities	$260,886	$3,705	$(173)	$264,418

(1)	FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2)	Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank Policy.

     The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years ended December 31,
	2003	2002	2001
Amortized cost	$19,818	$18,981	$37,059
Proceeds	19,983	19,015	37,248
Gross realized gains	165	98	201
Gross realized losses	—	64	12

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The following table displays the gross unrealized losses and fair value of investments as of December 31, 2003 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In thousands)
U.S. Government agency securities	$4,953	$(12)	$—	$—	$4,953	$(12)
Mortgage back securities	96,812	(1,254)	—	—	96,812	(1,254)
Municipal securities	—	—	—	—	—	—
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	980	(10)	—	—	980	(10)
Investments in mutual funds	19,227	(203)	—	—	19,227	(203)

Total Securities available for sale	$121,972	$(1,479)	$—	$—	$121,972	$(1,479)

     Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.

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

     5. Loans and Allowance for Loan Losses

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2003	2002
	(Restated - Note 2)
Commercial and industrial	$332,480	$325,424
Real estate-mortgage	192,605	172,934
Real estate-construction	24,558	25,394
Consumer and other	10,447	10,286

Gross loans	560,090	534,038
Unearned discounts and interest	(864)	(805)
Deferred loan fees	(2,090)	(2,662)

Total loans	557,136	530,571
Allowance for loan losses	(10,448)	(10,150)

Loans, net (1)	$546,688	$520,421

Variable rate loans	$476,654	$447,655
Fixed rate loans	83,436	86,383

Gross loans	$560,090	$534,038

(1)	Includes $6.0 million in commercial loans held-for-sale.

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     6. Premises and Equipment

     Premises and equipment are summarized as follows (in thousands):

	Estimated useful	As of December 31,
	lives (in years)	2003	2002
Furniture, fixtures and equipment	3-10	$12,382	$11,633
Building and improvements	3-20	4,379	4,018
Land	—	1,679	1,679
Leasehold improvements	5	2,715	2,655

		21,155	19,985
Accumulated depreciation		(15,481)	(14,144)

Premises and equipment, net		$5,674	$5,841

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Interest-Bearing Deposits

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

8. Other Borrowings

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes

     Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2003	2002
	(Restated - Note 2)
Deferred Tax Assets:
Allowance for loan losses	$3,552	$3,451
Net deferred loan fees	740	929
Premises and equipment	1,044	1,011
Recognition of interest on nonaccrual loans	435	640

Gross deferred tax assets	5,771	6,031

Deferred Tax Liabilities:
Unrealized gains on investments securities available-for-sale, net	346	1,201
FHLB stock dividends	403	374
Other	358	804

Gross deferred tax liabilities	1,107	2,379

Net deferred tax asset	$4,664	$3,652

     The Bank has not provided a valuation allowance for the net deferred tax asset at December 31, 2003 and 2002 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

     Components of the provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Current provision for federal income taxes	$1,943	$4,397	$3,336
Deferred federal income tax provision (benefit)	(208)	48	360

Total provision for income taxes	$1,735	$4,445	$3,696

     A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Restated - Note 2)
Federal income tax expense at statutory rate	$1,987	34%	$4,562	34%	$3,927	34%
Tax-exempt interest income	(315)	(6)	(361)	(3)	(400)	(3)
Other, net	63	1	244	2	169	1

Provision for income taxes	$1,735	29%	$4,445	33%	$3,696	32%

     The following sets forth the deferred tax expense (benefit) related to other comprehensive income (loss) (in thousands):

	Years ended December 31,
	2003	2002	2001
Unrealized gains (losses) arising during the period	$(775)	$1,020	$196
Less: reclassification adjustment for gains realized in net income	58	12	64

	$(833)	$1,008	$132

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

11. Shareholders’ Equity

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

12. Regulatory Matters

     Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 2003, approximately $15.9 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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
	(Restated - Note 2)
			(Dollars in thousands)
As of December 31, 2003
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$85,225	13.98%	$48,758	8.00%	$	N/A	N/A	%
MetroBank, N.A	80,637	13.23	48,757	8.00		60,947	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	77,572	12.73	24,379	4.00		N/A	N/A
MetroBank, N.A	72,984	11.98	24,379	4.00		36,568	6.00
Leverage ratio
MetroCorp Bancshares, Inc	77,572	9.08	34,186	4.00		N/A	N/A
MetroBank, N.A	72,984	8.54	34,183	4.00		42,729	5.00
As of December 31, 2002
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$81,079	14.24%	$45,552	8.00%	$	N/A	N/A	%
MetroBank, N.A	77,914	13.69	45,527	8.00		56,908	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	73,927	12.98	22,776	4.00		N/A	N/A
MetroBank, N.A	70,762	12.43	22,763	4.00		34,145	6.00
Leverage ratio
MetroCorp Bancshares, Inc	73,926	8.78	33,665	4.00		N/A	N/A
MetroBank, N.A	70,762	8.41	33,662	4.00		42,078	5.00

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Off-Balance Sheet Risk

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit at December 31, 2003 and 2002 aggregated approximately $102.6 million and $85.4 million, respectively. Commitments under letters of credit at December 31, 2003 and 2002 totaled $14.9 million and $10.4 million, respectively.

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

14. Fair Value of Financial Instruments

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Off-Balance Sheet Credit-Related Instruments

     Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the Company's off-balance sheet credit-related instruments was immaterial at December 31, 2003 and 2002.

15. Commitments and Contingencies

     The Bank leases certain branch premises and equipment under operating leases which expire between 2004 through 2008 and thereafter. The Bank incurred rental expense of approximately $867,000, $859,000, and $825,000, for the years ended December 31, 2003, 2002 and 2001, respectively, under these lease agreements. Future minimum lease payments at December 31, 2003 due under these lease agreements are as follows (in thousands):

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

16. Parent Company Financial Information

     The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2003	2002
	(Restated - Note 2)
ASSETS
Cash and due from subsidiary bank	$4,954	$3,587
Investments in bank subsidiary	73,794	73,059

Total assets	$78,748	$76,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$375	$422

Total liabilities	$375	$422

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,306,627 and 7,195,927 shares issued, 7,156,689 and 7,031,882 shares are outstanding at December 31, 2003 and 2002 respectively	7,307	7,196
Additional paid-in-capital	27,620	26,344
Retained earnings	44,105	41,699
Net accumulated other comprehensive income from subsidiary	671	2,354
Treasury stock, at cost	(1,330)	(1,369)

Total shareholders’ equity	78,373	76,224

Total liabilities and shareholders’ equity	$78,748	$76,646

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF INCOME
(In thousands)

	Years Ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Equity in net income of subsidiary	$4,110	$8,970	$7,854

Net income	$4,110	$8,970	$7,854

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Cash flow from operating activities:
Net income	$4,110	$8,970	$7,854
Equity in undistributed income of subsidiary	(2,406)	(7,285)	(6,175)
Increase (decrease) in other liabilities	—	(35)	(92)

Net cash provided by (used in ) operating activities	1,704	1,650	1,587
Cash flow from investment activities:
Investment in subsidiary	(12)	—	—

Net cash provided by (used in ) investing activities	(12)	—	—
Cash flow from financing activities:
Proceeds from issuance of common stock	1,186	76	59
Proceeds from re-issuance of treasury stock	397	425	316
Payment to repurchase common stock	(212)	(349)	—
Dividends	(1,696)	(1,685)	(1,679)

Net cash provided by (used in) financing activities	(325)	(1,533)	(1,304)

Net increase (decrease) in cash and cash equivalents	1,367	117	283
Cash and cash equivalents at beginning of year	3,587	3,470	3,187

Cash and cash equivalents at end of year	$4,954	$3,587	$3,470

Dividends declared but not paid	$429	$422	$421

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     In addition to the insurance transactions, the Bank has two commercial real estate loan participations with New Era Life Insurance Company. These loans were originated and are being serviced by the Bank. Both loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2003 and 2002, respectively (in thousands):

	2003	2002
Gross balance	$5,268	$7,558
Less: participation portion sold to New Era Life Insurance Co	(1,040)	(2,310)

Net balance outstanding	$4,228	$5,248

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

18. Earnings Per Share

     The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of diluted potential common stock (in thousands):

	Years ended December 31,
	2003	2002	2001
	(Restated - Note 2)
Net income	$4,110	$8,970	$7,854

Weighted average common shares in basic EPS	7,089	7,024	6,998
Effects of dilutive securities: Options	124	130	61

Weighted average common and potentially dilutive common shares used in diluted EPS	7,213	7,154	7,059

Earnings per common share:
Basic	$0.58	$1.28	$1.12
Diluted	$0.57	$1.25	$1.11

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Supplemental Statement of Cash Flow Information:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Cash payments during the year for:
Interest	$12,284	$14,774	$24,752
Income taxes	2,000	4,510	4,337
Noncash investing and financing activities:
Dividends declared not paid	429	422	421
Foreclosed assets acquired	4,583	1,464	1,461
Loans to facilitate the sale of foreclosed assets	300	325	106
Transfer of held-to-maturity securities to available-for-sale	—	—	31,743
Transfer of loans receivable to loans held-for-sale	17,000	—	—

20. Stock Options

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     A summary of the status of the Company’s stock options granted to employees as of December 31, 2003, 2002 and 2001 and the changes during the years ended on these dates is presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year	300,200	$10.81	300,000	$10.78	150,700	$10.03
Granted	22,500	13.07	1,100	13.05	163,900	11.30
Exercised	(110,700)	10.71	(900)	8.31	(2,760)	8.31
Canceled	—	—	—	—	(11,840)	8.31

Outstanding at end of the year	212,000	$11.10	300,200	$10.81	300,000	$10.78

Exercisable at end of the year	92,500	$10.40	165,200	$10.51	131,400	$10.33

Weighted average fair value of all options granted	$2.64		$2.53		$4.65

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2003	2002	2001
Expected term	3 years	3 years	5 years
Expected volatility	19.00%	20.00%	30.00%
Expected dividend	$0.24	$0.24	$0.24
Risk-free interest rate	2.28%	1.99%	5.30%

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number	Weighted	Wgtd. Avg.	Number	Weighted
	Outstanding	Average	Remaining	Outstanding	Average
Range of Exercise Prices	at 12/31/03	Exercise Price	Contractual Life	at 12/31/03	Exercise Price
$7.25 - $8.31	24,500	$8.0089	2.71 years	24,500	$8.0089
$10.50 - $13.10	187,500	$11.5037	7.66 years	68,000	$11.2674

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10.1	Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2†	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3†	MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6†	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7†	First Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.8†	Second Amendment to the MetroCorp Bancshares, Inc. Non-Employee Director Stock Bonus Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Number 333-94327)).

10.9†	Employment Agreement between MetroCorp Bancshares, Inc. and Allen D. Brown (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 fo the Sarbanes Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.