Form 10-Q/A
period 2004-03-31
METROCORP BANCSHARES INC
filed 2004-08-30
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

Amendment No. 1

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

          As of May 10, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,172,563.

EXPLANATORY NOTE

          The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of MetroCorp Bancshares, Inc. (the “Company”) for the quarter ended March 31, 2004 (the “Original Form 10-Q”) is to restate the Company’s interim condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and to revise related disclosures in the Original Form 10-Q. This restatement is described in detail in Note 2 to the interim condensed consolidated financial statements.

          The Company restated its condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 to correct the amortization of deferred loan fees, net of costs, to interest income. The restatement increased net income by $53,000 and $69,000 for the three months ended March 31, 2004 and 2003, respectively, and increased retained earnings by $2.2 million and $2.2 million as of March 31, 2004 and December 31, 2003, respectively.

          The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement of net deferred loan fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000.

          As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q to reflect the amortization of such net deferred loan fees. This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 2 to the accompanying condensed consolidated financial statements.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
	(Restated-Note 2)
ASSETS
Cash and due from banks	$24,710	$26,347
Federal funds sold and other investments	3,978	10,580

Total cash and cash equivalents	28,688	36,927
Securities available-for-sale, at fair value	239,932	257,064
Other investments	5,754	5,200
Loans, held-for-investment (net of allowance for loan losses of $10,850 and $10,448, respectively)	560,177	540,658
Loans, held-for-sale	4,374	6,030
Accrued interest receivable	3,208	3,452
Premises and equipment, net	6,353	5,674
Customers’ liability on acceptances	3,583	3,352
Foreclosed assets, net	1,240	2,585
Other assets	5,252	6,074

Total assets	$858,561	$867,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$175,390	$169,097
Interest-bearing	533,403	555,844

Total deposits	708,793	724,941
Other borrowings	58,793	54,173
Accrued interest payable	533	567
Acceptances outstanding	3,583	3,352
Other liabilities	5,294	5,610

Total liabilities	776,996	788,643

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,306,627 and 7,306,627 shares are issued and 7,162,990 and 7,156,689 shares are outstanding at March 31, 2004 and December 31, 2003, respectively	7,307	7,307
Additional paid-in capital	27,664	27,620
Retained earnings	45,838	44,105
Accumulated other comprehensive income	2,036	671
Treasury stock, at cost	(1,280)	(1,330)

Total shareholders’ equity	81,565	78,373

Total liabilities and shareholders’ equity	$858,561	$867,016

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated-Note 2)
Interest income:
Loans	$8,178	$8,697
Securities:
Taxable	2,187	1,912
Tax-exempt	234	262
Federal funds sold and other temporary investments	38	55

Total interest income	10,637	10,926

Interest expense:
Time deposits	1,901	2,361
Demand and savings deposits	296	383
Other borrowings	436	505

Total interest expense	2,633	3,249

Net interest income	8,004	7,677
Provision for loan losses	550	800

Net interest income after provision for loan losses	7,454	6,877

Noninterest income:
Service fees	1,659	1,542
Other loan-related fees	208	306
Letters of credit commissions and fees	115	134
Gain on sale of securities, net	—	163
Gain on sale of loans	55	122
Foreclosed assets, net	663	1
Other noninterest income	11	27

Total noninterest income	2,711	2,295

Noninterest expense:
Salaries and employee benefits	3,814	3,570
Occupancy and equipment	1,400	1,282
Other noninterest expense	1,797	1,399

Total noninterest expense	7,011	6,251

Income before provision for income taxes	3,154	2,921
Provision for income taxes	991	943

Net income	$2,163	$1,978

Earnings per common share:
Basic	$0.30	$0.28
Diluted	$0.30	$0.27
Weighted average shares outstanding:
Basic	7,161	7,033
Diluted	7,254	7,196
Dividends per common share	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands,)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated-Note 2)
Net income	$2,163	$1,978

Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	1,365	(258)
Less: reclassification adjustment for gain included in net income	—	106

Other comprehensive income (loss)	1,365	(364)

Total comprehensive income	$3,528	$1,614

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income	At Cost	Total
Balance at December 31, 2003 (previously reported)	7,157	$7,307	$27,620	$41,942	$671	$(1,330)	$76,210
Restatement (Note 2)	—	—	—	2,163	—	—	2,163

Balance at December 31, 2003 (restated)	7,157	7,307	27,620	44,105	671	(1,330)	78,373
Re-issuance of treasury stock	6	—	44	—	—	50	94
Net income (restated)	—	—	—	2,163	—	—	2,163
Other comprehensive income	—	—	—	—	1,365	—	1,365
Dividends	—	—	—	(430)	—	—	(430)

Balance at March 31, 2004	7,163	$7,307	$27,664	$45,838	$2,036	$(1,280)	$81,565

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated-Note 2)
Cash flows from operating activities:
Net income	$2,163	$1,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	328	360
Provision for loan losses	550	800
Gain on sale of securities, net	—	(163)
Gain on sale of foreclosed assets	(892)	(14)
Gain on sale of loans	(55)	(122)
Amortization of premiums and discounts on securities	166	684
Amortization of net deferred loan fees	(109)	(87)
Changes in:
Loans held-for-sale	1,710	—
Accrued interest receivable	244	211
Accrued interest payable	(34)	(37)
Other liabilities	(317)	732
Other assets	118	(1,034)

Net cash provided by operating activities	3,872	3,308

Cash flows from investing activities:
Purchases of securities available-for-sale	(6,818)	(25,541)
Proceeds from sales, maturities and principal paydowns of securities available for sale	25,299	48,895
Net change in loans	(20,422)	(24,935)
Proceeds from sale of foreclosed assets	2,700	362
Purchases of premises and equipment	(1,007)	(331)

Net cash used in investing activities	(248)	(1,550)

Cash flows from financing activities:
Net change in:
Deposits	(16,148)	5,429
Other borrowings	4,620	45
Proceeds from issuance of common stock	—	28
Treasury stock sold	94	107
Treasury stock purchased	—	(212)
Dividends paid	(429)	(422)

Net cash provided by (used in) financing activities	(11,863)	4,975

Net increase (decrease) in cash and cash equivalents	(8,239)	6,733
Cash and cash equivalents at beginning of period	36,927	38,186

Cash and cash equivalents at end of period	$28,688	$44,919

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The restated unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary MetroBank, National Association (the “Bank”). The Bank was formed in 1987 and is engaged in commercial banking activities through its fourteen branches in Houston and Dallas, Texas. The Company considers itself one reporting segment. All material intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying restated unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2004, results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. Interim period results are not necessarily indicative of results for a full-year period.

          Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, total assets or shareholders’ equity.

          These restated financial statements and the notes thereto should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. See Note 2 for information about the restatement.

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

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated-Note 2)
Net income:
As reported	$2,163	$1,978
Pro forma	$2,120	$1,939
Stock-based compensation cost, net of income taxes:
As reported	$—	$—
Pro forma	$43	$39
Basic earnings per common share:
As reported	$0.30	$0.28
Pro forma	$0.30	$0.28
Diluted earnings per common share:
As reported	$0.30	$0.27
Pro forma	$0.29	$0.27

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.	RESTATEMENT

          The Company restated its condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 to correct the amortization of deferred loan fees, net of costs, to interest income. The restatement increased net income by $53,000 and $69,000 for the three months ended March 31, 2004 and 2003, respectively, and increased retained earnings by $2.2 million and $2.2 million as of March 31, 2004 and December 31, 2003, respectively.

          The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement of net deferred loan fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The following table reflects the previously reported amounts for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003 and the restated amounts.

	As of and for the Three Months Ended March 31,				As of December 31,
	2004		2003		2003
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Balance Sheet:
Loans, net of allowance for loan losses	$561,116	$560,177			$537,305	$540,658
Deferred tax asset	6,389	5,224			5,774	4,664
Total assets	856,263	858,561			864,773	867,016
Other liabilities	5,212	5,294			5,530	5,610
Retained earnings	43,622	45,838	$41,425	$43,255	41,942	44,105
Total shareholders’ equity	79,349	81,565	75,509	77,339	76,210	78,373
Total liabilities and shareholders’ equity	856,263	858,561			864,773	867,016
Statement of Income:
Interest income — loans	8,422	8,178	8,862	8,697
Total interest income	10,881	10,637	11,091	10,926
Net interest income	8,248	8,004	7,842	7,677
Other noninterest expense	7,335	7,011	6,521	6,251
Income before provision for income taxes	3,074	3,154	2,816	2,921
Provision for income taxes	964	991	907	943
Net income	2,110	2,163	1,909	1,978
Earnings per common share:
Basic	0.29	0.30	0.27	0.28
Diluted	0.29	0.30	0.27	0.27
Cash flow statement:
Cash flows from operating activities	$3,955	$3,872	$3,268	$3,308
Cash flows from investing activities	(311)	(248)	(1,510)	(1,550)

3.	EARNINGS PER COMMON SHARE

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

	For the Three Months
	Ended March 31,
	2004	2003
	(Restated-Note 2)
	(In thousands, except per share amounts)
Net income available to common shareholders	$2,163	$1,978

Weighted average common shares outstanding:
Basic	7,161	7,033
Shares issuable under stock option plans	93	163

Diluted	7,254	7,196

Earnings per common share:
Basic	$0.30	$0.28
Diluted	$0.30	$0.27

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	LITIGATION

          In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/Commercial Services, Inc. The plaintiff has filed his case in both Federal and State courts. In December 2003, the case was dismissed from Federal court; however, the plaintiff subsequently filed an appeal. Management is unable to determine whether the outcome will have a material impact on the Company’s financial statements. The lawsuit does not seek a specified amount.

5.	GUARANTEES

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

6.	NEW ACCOUNTING PRONOUNCEMENTS

          On December 16, 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of the contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.

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

Restatement of Financial Statements

          The Company restated its condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 to correct the amortization of deferred loan fees, net of costs, to interest income and accruals of other noninterest expense. The restatement increased net income by $53,000 and $69,000 for the three months ended March 31, 2004 and 2003, respectively, and increased retained earnings by $2.2 million and $2.2 million as of March 31, 2004 and December 31, 2003, respectively.

          The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement of net deferred loan fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000. See Note 2 to the condensed consolidated financial statements.

          As a result, all amounts disclosed herein impacted by the restatement have been restated accordingly.

Overview

          For the three months ended March 31, 2004, the Company recorded net income of $2.2 million, up approximately $185,000 from net income of $2.0 million for the same quarter in 2003. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2004 was $0.30, up $0.03 per diluted share from diluted EPS of $0.27 for the same quarter in 2003.

          Total assets were $858.6 million at March 31, 2004, down approximately $8.5 million or 1.0% from $867.0 million at December 31, 2003. Investment securities at March 31, 2004 were $239.9 million, down approximately $17.2 million or 6.7% from $257.1 million at December 31, 2003. Net loans, both held-for-investment and held-for-sale, at March 31, 2004 was $564.6 million, up approximately $17.9 million or 3.3% from $546.7 million at December 31, 2003. Total deposits at March 31, 2004 were $708.8 million, down approximately $16.1 million or 2.2% from $724.9 million at December 31, 2003. Other borrowings at March 31, 2004 were $58.8 million, up approximately $4.6 million from other borrowings of $54.2 million at December 31, 2003. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2004 and 2003 was 1.01% and 0.96%, respectively.

          Shareholders’ equity at March 31, 2004 was $81.6 million compared to $78.4 million at December 31, 2003, an increase of approximately $3.2 million or 4.1%. The Company made a capital contribution of $3.0 million to the Bank on April 20, 2004.

Results of Operations

          Net Interest Income and the Net Interest Margin. For the three months ended March 31, 2004, net interest income, before the provision for loan losses, was $8.0 million, up approximately $327,000 or 4.3% from $7.7 million for the same quarter in 2003. The increase was primarily due to lower interest expense resulting from lower interest rates paid on deposits and other interest-bearing liabilities that was partially offset by lower interest income as a result of lower yields on higher interest-earning assets. Average interest-earning assets for the three months ended March 31, 2004 were $822.0 million, up approximately $17.6 million or 2.2% from $804.4 million for the same quarter in 2003. The weighted average yield on interest-earning assets for the three months ended March 31, 2004 was 5.20%, down 31 basis points from 5.51% for the same quarter in 2003. Average interest-bearing liabilities for the three months ended March 31, 2004 were $607.6 million, down approximately $5.5 million or 0.9% from $613.1 million for the same quarter in 2003. The weighted average interest rate paid on interest-bearing liabilities for the three months ended March 31, 2004 was 1.74%, down 41 basis points from 2.15% for the same quarter in 2003.

          The net interest margin for the three months ended March 31, 2004 was 3.92%, up 5 basis points from 3.87% for the same period in 2003. The increase was primarily the result of a decrease in the cost of earning assets of 36 basis points that was partially offset by a decline in the yield on earning assets of 31 basis points. The Company’s net interest margin may experience future pressure depending on the interest rate environment.

          Total Interest Income. Total interest income for the three months ended March 31, 2004 was $10.6 million, down approximately $289,000 or 2.6% from $10.9 million for the same quarter in 2003. The decrease was primarily the result of lower yields on interest-earning assets. The yield on average earning assets for the first quarter 2004 was 5.20% compared to 5.51% for the first quarter of 2003, a decrease of 31 basis points.

          Interest Income from Loans. Interest income from loans for the three months ended March 31, 2004 was $8.2 million, down approximately $519,000 or 6.0% from $8.7 million for the same quarter in 2003. The decrease was primarily due to lower loan yields as a result of the current interest rate environment that was partially offset by higher average total loans. Average total loans for the three months ended March 31, 2004 were $563.3 million compared to average total loans for the same quarter in 2003 of $541.8 million, an increase of approximately $21.5 million or 4.0%. For the three months ended March 31, 2004, the average yield on total loans was 5.84% compared to 6.51% for the same quarter in 2003, a decrease of 67 basis points.

          Approximately $500.1 million or 86.3% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and are therefore sensitive to interest rate movement. At March 31, 2004, the average yield on total loans was approximately 203 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $386.7 million or 66.8% of the total loan portfolio. At March 31, 2004, these loans carried a weighted average interest rate of 5.78%. At March 31, 2003, these loans represented 59.9% of the total loan portfolio and carried a weighted average interest rate of 6.39%. Future increases in market interest rates, especially the prime rate, may not immediately impact the loan portfolio yield because of the interest rate floors. Since some of the floor rates are higher than prime, increases in the prime rate may not immediately increase interest income on these loans. Other factors that have impacted interest income from loans include refinancing pressures on existing loans and new loans added to the portfolio at lower interest rates.

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

	For The Three Months Ended March 31,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$563,309	$8,178	5.84%	$541,807	$8,697	6.51%
Taxable securities	230,661	2,187	3.81	228,850	1,912	3.39
Tax-exempt securities	18,836	234	5.00	21,166	262	5.02
Federal funds sold and other investments	9,174	38	1.67	12,607	55	1.77

Total interest-earning assets	821,980	10,637	5.20%	804,430	10,926	5.51%
Less allowance for loan losses	(10,654)			(10,467)

Total interest-earning assets, net of allowance for loan losses	811,326			793,963
Noninterest-earning assets	47,230			43,379

Total assets	$858,556			$837,342

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,141	$99	0.55%	$74,284	$134	0.73%
Savings and money market accounts	117,574	197	0.67	108,182	249	0.93
Time deposits	357,194	1,901	2.14	362,276	2,361	2.64
Other borrowings	60,715	436	2.89	68,354	505	3.00

Total interest-bearing liabilities	607,624	2,633	1.74%	613,096	3,249	2.15%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	165,974			141,334
Other liabilities	6,092			6,548

Total liabilities	779,690			760,978
Shareholders’ equity	78,866			76,364

Total liabilities and shareholders’ equity	$858,556			$837,342

Net interest income		$8,004			$7,677

Net interest spread			3.46%			3.36%
Net interest margin			3.92%			3.87%

(1)	Annualized.

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

	Three Months Ended March 31,
	2004 vs 2003
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$421	$(940)	$(519)
Taxable securities	31	244	275
Tax-exempt securities	(27)	(1)	(28)
Federal funds sold and other investments	(15)	(2)	(17)

Total increase (decrease) in interest income	410	(699)	(289)
Interest-bearing liabilities:
Interest-bearing demand deposits	(3)	(32)	(35)
Savings and money market accounts	24	(76)	(52)
Time deposits	(14)	(446)	(460)
Other borrowings	(53)	(16)	(69)

Total increase (decrease) in interest expense	(46)	(570)	(616)

Increase (decrease) in net interest income	$456	$(129)	$327

          Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2004 was $550,000 down approximately $250,000 compared to $800,000 for the same quarter in 2003. The decrease was primarily the result of lower net charge-offs during the period. The allowance for loan losses as a percent of total loans (net of unearned interest, deferred fees, and discounts) at March 31, 2004 and 2003 was 1.89% and 1.93%, respectively.

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

          Noninterest Expense. Total noninterest expense for the three months ended March 31, 2004 was $7.0 million, up approximately $760,000 or 12.2% compared to $6.3 million for the same quarter in 2003. Salaries and employee benefits expense increased $244,000 primarily due to normal annual salary increases and higher employee benefits expense. Occupancy and equipment expenses increased $118,000 primarily due to additional leased office space at the corporate offices and the opening of a new building of the Dulles branch in February 2004. Other noninterest expense increased approximately $398,000 and primarily reflected a litigation accrual of $200,000 and an increase in legal and professional fees of $162,000.

Financial Condition

          Loan Portfolio. Net loans at March 31, 2004 were $564.6 million, up $17.9 million or 3.3% from $546.7 million at December 31, 2003, primarily due to new loan growth. Compared to the loan level at December 31, 2003, commercial and industrial loans increased $14.7 million and real estate loans increased $3.9 million during the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, the ratio of total loans to total deposits was 81.18%, and 76.85% respectively. At the same dates, total loans represented 67.02% and 64.26% of total assets, respectively.

          The following table summarizes the loan portfolio, including loans held-for-sale, of the Company by type of loan:

	As of March 31, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$347,189	60.03%	$332,480	59.36%
Real estate mortgage:
Residential	14,453	2.50	14,315	2.56
Commercial	177,824	30.75	178,290	31.83
Real estate construction:
Residential	13,401	2.32	12,652	2.26
Commercial	15,384	2.66	11,906	2.12
Consumer and other	10,060	1.74	10,447	1.87

Gross loans	578,311	100.00%	560,090	100.00%

Less: unearned discounts, interest and deferred fees	(2,910)		(2,954)

Total loans	575,401		557,136
Less: allowance for loan losses	(10,850)		(10,448)

Loans, net	$564,551		$546,688

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

          The ratios for net nonperforming assets to total loans and other real estate at March 31, 2004 and December 31, 2003 were 4.07% and 4.46%, respectively. The ratios for net nonperforming assets to total assets were 2.73% and 2.88% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $3.4 million at March 31, 2004 compared to $3.3 million at December 31, 2003.

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

          The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$23,026	$25,442
Accruing loans 90 days or more past due	2,595	264
Other real estate	1,240	2,585
Other assets repossessed	—	—

Total nonperforming assets	26,861	28,291
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(3,407)	(3,323)

Total net nonperforming assets.	$23,454	$24,968

Total nonperforming assets to total assets	3.13%	3.26%
Total nonperforming assets to total loans and other real estate	4.66%	5.05%
Net nonperforming assets to total assets (1)	2.73%	2.88%
Net nonperforming assets to total loans and other real estate (1)	4.07%	4.46%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

          Allowance for Loan Losses. At March 31, 2004 and 2003, the allowance for loan losses was $10.9 million and $10.7 million, respectively, or 1.89% and 1.93% of total loans, respectively. Net charge-offs for the three months ended March 31, 2004 were $148,000 compared with $256,000 for the same period in 2003.

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

          The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Average year-to-date total loans outstanding	$563,309	$541,807

Total loans outstanding at end of period	$575,401	$555,459

Allowance for loan losses at beginning of period	$10,448	$10,150
Provision for loan losses	550	800
Charge-offs:
Commercial and industrial	(342)	(438)
Real estate – mortgage	—	(37)
Real estate – construction	—	—
Consumer and other	(26)	(56)

Total charge-offs	(368)	(531)

Recoveries:
Commercial and industrial	113	222
Real estate – mortgage	97	40
Real estate – construction	—	—
Consumer and other	10	13

Total recoveries	220	275

Net loan charge-offs	(148)	(256)

Allowance for loan losses at end of period	$10,850	$10,694

Ratio of allowance to end of period total loans	1.89%	1.93%
Ratio of net loan charge-offs to end of period total loans	0.03%	0.05%
Ratio of allowance to end of period total nonperforming loans (1)	42.35%	42.53%
Ratio of allowance to end of period net nonperforming loans (2)	48.84%	51.63%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

          Liquidity. The Company’s loan to deposit ratio at March 31, 2004 was 81.18%. As of this same date, the Company had commitments to fund loans in the amount of $90.2 million. At March 31, 2004, the Company had stand-by letters of credit of $3.0 million, of which, the Company has recorded a liability of $1,538 at March 31, 2004. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $157.7 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at both March 31, 2004 and December 31, 2003.

          Capital Resources. Shareholders’ equity at March 31, 2004 was $81.6 million compared to $78.4 million at December 31, 2003, an increase of approximately $3.2 million. This increase was primarily the combined result of $2.2 million in net income, an increase in accumulated other comprehensive income of $1.4 million, a decrease in treasury stock of $50,000, and an increase in paid-in capital of $44,000 that reflected the effect of dividend reinvestment that was partially offset by dividend payments of approximately $430,000. The Company made a capital contribution of $3.0 million to the Bank on April 20, 2004.

          The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	March 31, 2004
The Company
Leverage ratio	4.00	%(1)	N/A	9.24%
Tier 1 risk-based capital ratio	4.00		N/A	12.82
Risk-based capital ratio	8.00		N/A	14.07
The Bank
Leverage ratio	4.00	%(2)	5.00%	8.70%
Tier 1 risk-based capital ratio	4.00		6.00	12.06
Risk-based capital ratio	8.00		10.00	13.32

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and as of August 26, 2004. Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not effective (solely due to the material weakness discussed in the paragraph below) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          A material weakness in internal control was discovered related to net deferred loan fees. Approximately $4.0 million of net deferred loan fees were not being amortized to interest income because not all net deferred fees were entered into the Company’s loan system. No procedure was in place to ensure all relevant loan data was entered into the Company’s loan system. Additionally, a reconciliation of the net deferred loan fees entered into the loan system compared to the general ledger balance was not being performed. The lack of such preventative and detective controls allowed this accounting error to occur and escape detection. Procedures and controls that have subsequently been implemented are: (a) closing officers and loan processors have been instructed to ensure the net deferred loan fees are entered to the Company’s on-line loan system to facilitate the automated amortization of the net deferred loan fees over the life of the loan; (b) daily reconciliation of general ledger accounts with the loan system are performed by a processor in the loan servicing department and monitored by the department supervisor; and (c) the internal audit department will include an annual examination of this specific function and report the results to the Audit Committee.

          As a result of the material weakness identified, the financial statements were restated. See Note 2 to the condensed consolidated financial statements.

          Changes in Internal Control over Financial Reporting. Other than the procedures and controls identified above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. (a) Exhibits

Exhibit
Number		Identification of Exhibit
11	-	Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q/A.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          The following report on Form 8-K was furnished during the quarter ended March 31, 2004:

(1)	Current report on Form 8-K dated January 30, 2004 in connection with the release of the Company’s earnings for the fourth quarter and year ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: August 27, 2004		George M. Lee
Chief Executive Officer (principal executive officer)

Date: August 27, 2004	By:	/s/ Kevin Shu
Kevin Shu
Acting Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
11	-	Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q/A.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.