Form 10-Q
period 2004-06-30
METROCORP BANCSHARES INC
filed 2004-08-30
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

     As of August 16, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,181,437.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
		(Restated-Note 2)
ASSETS
Cash and due from banks	$24,881	$26,347
Federal funds sold and other investments	4,790	10,580

Total cash and cash equivalents	29,671	36,927
Securities available-for-sale, at fair value	280,010	257,064
Other investments	5,576	5,200
Loans, held-for-investment (net of allowance for loan losses of $11,033 and $10,448, respectively)	540,238	540,658
Loans, held-for-sale	2,892	6,030
Accrued interest receivable	3,317	3,452
Premises and equipment, net	6,458	5,674
Customers’ liability on acceptances	1,407	3,352
Foreclosed assets, net	1,065	2,585
Other assets	8,486	6,074

Total assets	$879,120	$867,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$175,007	$169,097
Interest-bearing	541,978	555,844

Total deposits	716,985	724,941
Other borrowings	74,851	54,173
Accrued interest payable	536	567
Acceptances outstanding	1,407	3,352
Other liabilities	6,343	5,610

Total liabilities	800,122	788,643

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,312,627 and 7,306,627 shares are issued and 7,175,563 and 7,156,689 shares are outstanding at June 30, 2004 and December 31, 2003, respectively	7,313	7,307
Additional paid-in capital	27,750	27,620
Retained earnings	47,915	44,105
Accumulated other comprehensive income (loss)	(2,752)	671
Treasury stock, at cost	(1,228)	(1,330)

Total shareholders’ equity	78,998	78,373

Total liabilities and shareholders’ equity	$879,120	$867,016

See accompanying notes to condensed consolidated financial statements

\

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
Interest income:
Loans	$8,281	$8,784	$16,459	$17,481
Securities:
Taxable	2,124	1,680	4,311	3,592
Tax-exempt	232	252	466	514
Federal funds sold and other temporary investments	52	98	90	153

Total interest income	10,689	10,814	21,326	21,740

Interest expense:
Time deposits	1,850	2,342	3,751	4,703
Demand and savings deposits	294	373	590	756
Other borrowings	440	474	876	979

Total interest expense	2,584	3,189	5,217	6,438

Net interest income	8,105	7,625	16,109	15,302
Provision for loan losses	300	4,015	850	4,815

Net interest income after provision for loan losses	7,805	3,610	15,259	10,487

Noninterest income:
Service fees	1,627	1,610	3,286	3,152
Other loan-related fees	169	261	377	567
Letters of credit commissions and fees	124	131	239	265
Gain on sale of securities, net	—	—	—	163
Gain on sale of loans, net	514	141	569	263
Foreclosed assets, net	251	151	914	152
Other noninterest income	11	27	22	54

Total noninterest income	2,696	2,321	5,407	4,616

Noninterest expense:
Salaries and employee benefits	3,699	3,485	7,513	7,055
Occupancy and equipment	1,430	1,317	2,830	2,599
Other noninterest expense	1,730	3,081	3,527	4,480

Total noninterest expense	6,859	7,883	13,870	14,134

Income (loss) before provision for income taxes	3,642	(1,952)	6,796	969
Provision (benefit) for income taxes	1,135	(693)	2,126	250

Net income (loss)	$2,507	$(1,259)	$4,670	$719

Earnings (loss) per common share:
Basic	$0.35	$(0.18)	$0.65	$0.10
Diluted	$0.35	$(0.18)	$0.64	$0.10
Weighted average shares outstanding:
Basic	7,172	7,037	7,167	7,035
Diluted	7,262	7,198	7,258	7,197
Dividends per common share	$0.06	$0.06	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
Net income (loss)	$2,507	$(1,259)	$4,670	$719
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	(4,788)	(208)	(3,423)	(466)
Less: reclassification adjustment for gain included in net income	—	—	—	106

Other comprehensive income (loss)	(4,788)	(208)	(3,423)	(572)

Total comprehensive income (loss)	$(2,281)	$(1,467)	$1,247	$147

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	At par	Capital	Earnings	Income (Loss)	At Cost	Total
Balance at January 1, 2004 (restated-Note 2)	7,157	$7,307	$27,620	$44,105	$671	$(1,330)	$78,373
Issuance of common stock	6	6	44	—	—	—	50
Re-issuance of treasury stock	13	—	86	—	—	102	188
Net income	—	—	—	4,670	—	—	4,670
Other comprehensive loss	—	—	—	—	(3,423)	—	(3,423)
Dividends	—	—	—	(860)	—	—	(860)

Balance at June 30, 2004	7,176	$7,313	$27,750	$47,915	$(2,752)	$(1,228)	$78,998

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
		(Restated-Note 2)
Cash flows from operating activities:
Net income	$4,670	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	664	706
Provision for loan losses	850	4,815
Lower of cost or market adjustment-loans held-for-sale	—	1,325
Gain on sale of securities, net	—	(163)
Gain on sale of foreclosed assets	(1,130)	(194)
Gain on sale of loans, net	(569)	(263)
Amortization of premiums and discounts on securities	1,490	1,316
Amortization of net deferred loan fees	(326)	(214)
Changes in:
Loans held-for-sale	3,486	—
Accrued interest receivable	135	763
Accrued interest payable	(31)	(104)
Other liabilities	733	(885)
Other assets	(650)	(1,344)

Net cash provided by operating activities	9,322	6,477

Cash flows from investing activities:
Purchases of securities available-for-sale	(83,851)	(88,297)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	53,854	91,974
Net change in loans	(346)	(35,682)
Proceeds from sale of foreclosed assets	3,113	1,891
Purchases of premises and equipment	(1,448)	(506)

Net cash used in investing activities	(28,678)	(30,620)

Cash flows from financing activities:
Net change in:
Deposits	(7,956)	25,131
Other borrowings	20,678	674
Proceeds from issuance of common stock	50	337
Treasury stock sold	188	213
Treasury stock purchased	—	(212)
Dividends paid	(860)	(844)

Net cash provided by financing activities	12,100	25,299

Net increase (decrease) in cash and cash equivalents	(7,256)	1,156
Cash and cash equivalents at beginning of period	36,927	38,186

Cash and cash equivalents at end of period	$29,671	$39,342

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2004, results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, total assets or shareholders’ equity.

     These financial statements and the notes thereto should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. See Note 2 for information regarding the restatement of prior period financial statements.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
Net income (loss):
As reported	$2,507	$(1,259)	$4,670	$719
Pro forma	$2,464	$(1,298)	$4,584	$641
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—	$—
Pro forma	$43	$39	$86	$78
Basic earnings (loss) per common share:
As reported	$0.35	$(0.18)	$0.65	$0.10
Pro forma	$0.34	$(0.18)	$0.64	$0.09
Diluted earnings (loss) per common share:
As reported	$0.35	$(0.18)	$0.64	$0.10
Pro forma	$0.34	$(0.18)	$0.63	$0.09

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

2. RESTATEMENT

     The Company restated its condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 to correct the amortization of deferred loan fees, net of costs, to interest income. The restatement decreased net loss by $95,000 for the three months ended June 30, 2003, increased net income by $164,000 for six months ended June 30, 2003, increased retained earnings by $1.9 million and $2.2 million as of June 30, 2003 and December 31, 2003, respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement of net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the previously reported amounts for the three and six months ended June 30, 2003 and as of December 31, 2003 and the restated amounts.

	For the Three Months		As of and for the Six Months		As of December 31,
	Ended June 30, 2003		Ended June 30, 2003		2003
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousand, except per share amounts)
Balance Sheet:
Loans, net of allowance for loan losses					$537,305	$540,658
Deferred tax asset					5,774	4,664
Total assets					864,773	867,016
Other liabilities					5,530	5,610
Retained earnings			$39,647	$41,572	41,942	44,105
Total shareholders’ equity			73,938	75,863	76,210	78,373
Total liabilities and shareholders’ equity					864,773	867,016
Statement of Income (Loss):
Interest income — loans	$8,936	$8,784	17,798	17,481
Total interest income	10,966	10,814	22,057	21,740
Net interest income	7,777	7,625	15,619	15,302
Total noninterest expense	8,028	7,883	14,548	14,134
Income (loss) before provision for income taxes	(2,096)	(1,952)	720	969
Provision for income taxes	(742)	(693)	165	250
Net income (loss)	(1,354)	(1,259)	555	719
Earnings (loss) per common share:
Basic	(0.19)	(0.18)	0.08	0.10
Diluted	(0.19)	(0.18)	0.08	0.10
Cash flow statement:
Cash flows from operating activities			$6,725	$9,322
Cash flows from investing activities			(30,868)	(28,678)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
	(In thousands, except per share amounts)
Net income (loss) available to common shareholders	$2,507	$(1,259)	$4,670	$719

Weighted average common shares outstanding:
Basic	7,172	7,037	7,167	7,035
Shares issuable under stock option plans	90	161	91	162

Diluted	7,262	7,198	7,258	7,197

Earnings (loss) per common share:
Basic	$0.35	$(0.18)	$0.65	$0.10
Diluted	$0.35	$(0.18)	$0.64	$0.10

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of June 30, 2004				As of December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
	(In thousands)
U.S. Government agency securities	$5,030	$1	$(155)	$4,876	5,061	$—	$(8)	$5,053
Mortgage back securities	240,780	374	(4,792)	236,362	18,925	1,249	—	20,174
Municipal securities	18,742	692	(1)	19,433	200,685	—	(121)	200,564
Federal Reserve Bank stock	846	—	—	846	846	—	—	846
Federal Home Loan Bank stock	4,730	—	—	4,730	4,354	—	—	4,354
Other securities	2,665	4	(23)	2,646	9,638	26	—	9,664
Investments in mutual funds	16,962	40	(309)	16,693	21,739	—	(130)	21,609

Total securities available for sale	$289,755	$1,111	$(5,280)	$285,586	$261,248	$1,275	$(259)	$262,264

     The following table displays the gross unrealized losses and fair value of investments as of June 30, 2004 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
U.S. Government agency securities	$4,853	$(155)	$—	$—	$4,853	$(155)
Mortgage back securities	204,765	(4,792)	—	—	204,765	(4,792)
Municipal securities	382	(1)	—	—	382	(1)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	2,148	(23)	—	—	2,148	(23)
Investments in mutual funds	14,281	(309)	—	—	14,281	(309)

Total securities available for sale	$226,429	$(5,280)	$—	$—	$226,429	$(5,280)

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

5. LITIGATION

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

6. GUARANTEES

     The Bank enters into a stand-by letters of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the stand-by letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At June 30, 2004, the maximum potential amount of future payments was $5.6 million. The Company has recorded a liability of approximately $13,224 at June 30, 2004 and $2,542 at December 31, 2003.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

Restatement of Financial Statements

          The Company restated its condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 to correct the amortization of deferred loan fees, net of costs, to interest income. The restatement decreased net loss by $95,000 for the three months ended June 30, 2003, and increased net income by $164,000 for six months ended June 30, 2003, and increased retained earnings by $1.9 million and $2.2 million as of June 30, 2003 and December 31, 2003, respectively.

          The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company recently discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement for net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000. See Note 2 to condensed consolidated financial statements.

          As a result, all amounts disclosed herein impacted by the restatement have been restated accordingly.

Overview

          For the three months ended June 30, 2004, the Company had net income of $2.5 million, up approximately $3.8 million compared with a net loss of $1.3 million for the same quarter in 2003. The Company’s diluted earning per share was $0.35 for the three months ended June 30, 2004, versus diluted loss per share of $0.18 for the same quarter in 2003. This increase in net income and diluted earnings per share was primarily the result of a $4.0 million provision for loan losses for the three months ended June 30, 2003 compared with a $300,000 provision for loan losses for the same period in 2004.

          Net income for the six months ended June 30, 2004 was $4.7 million, up approximately $4.0 million from $719,000 for the same period in 2003. The Company’s diluted earnings per share for the six months ended June 30, 2004 was $0.64, up $0.54 from $0.10 for the same period in 2003. This increase in net income and diluted earnings per share was primarily the result of a $4.8 million provision for loan losses for the six months ended June 30, 2003 compared with an $850,000 provision for loan losses for the same period in 2004.

          At June 30, 2004, total assets were $879.1 million, up approximately $12.1 million or 1.4% from $867.0 million at December 31, 2003. The increase was primarily the result of new securities purchased during the period with borrowed funds from the Federal Home Loan Bank. Investment securities at June 30, 2004 were $280.0 million, up approximately $22.9 million or 8.9% from $257.1 million at December 31, 2003. Net loans, both held-for-investment and held-for-sale at June 30, 2004, were $543.1 million, down approximately $3.6 million or 0.7% from $546.7 million at December 31, 2003. Total deposits at June 30, 2004 were $717.0 million, down approximately $8.0 million or 1.1% from $724.9 million at December 31, 2003. Other borrowings at June 30, 2004 were $74.9 million, up approximately $20.7 million from $54.2 million at December 31, 200. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2004 and 2003 was 1.17% and (0.60%), respectively. The Company’s ROAA for the six months ended June 30, 2004 and 2003 was 1.09% and 0.17%, respectively.

     Shareholders’ equity at June 30, 2004 was $79.0 million compared with $78.4 million at December 31, 2003, an increase of approximately $625,000. The Company’s return on average shareholders’ equity (“ROAE”) for the three months ended June 30, 2004 and 2003 was 12.94% and (6.56%), respectively. The Company’s ROAE for the six months ended June 30, 2004 and 2003 was 11.98% and 1.88%, respectively.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended June 30, 2004, net interest income, before the provision for loan losses, was $8.1 million, up approximately $480,000 or 6.3% from $7.6 million for the same quarter in 2003. The increase was primarily due to lower interest expense as a result of lower interest-bearing liability balances that was partially offset by lower interest income resulting from lower yield of higher interest-earning asset balances. Average interest-earning asset balances for the three months ended June 30, 2004 were $821.0 million, up approximately $3.8 million or 0.5% from $817.3 million for the same quarter in 2003. The weighted average yield on interest-earning assets for the three months ended June 30, 2004 was 5.24%, down 7 basis points from 5.31% for the same quarter in 2003. Average interest-bearing liability balances for the three months ended June 30, 2004 were $601.2 million, down approximately $17.5 million or 2.8% from $618.7 million for the same quarter in 2003. The weighted average rate paid on interest-bearing liabilities for the three months ended June 30, 2004 was 1.73%, down 34 basis points from 2.07% for the same quarter in 2003.

     For the six months ended June 30, 2004, net interest income, before the provision for loan losses, was $16.1 million, up approximately $807,000 or 5.3% from $15.3 million for the same period in 2003. The increase was primarily due to lower interest expense as a result of lower interest-bearing liability balances that was partially offset by lower interest income resulting from lower yield of higher interest-earning asset balances. Average interest-earning asset balances for the six months ended June 30, 2004 were $821.5 million, up approximately $10.6 million or 1.3% from $810.9 million for the same period in 2003. The weighted average yield on interest-earning assets for the six months ended June 30, 2004 was 5.22%, down 19 basis points from 5.41% for the same period in 2003. Average interest-bearing liability balances for the six months ended June 30, 2004 were $604.4 million, down approximately $11.5 million or 1.9% from $615.9 million for the same period in 2003. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2004 was 1.74%, down 37 basis points from 2.11% for the same period in 2003.

     The net interest margin for the three months ended June 30, 2004 was 3.97%, up 23 basis points from 3.74% for the same quarter in 2003 and was primarily the result of a decrease of the cost of interest-bearing liabilities of 34 basis points that was partially offset by a decrease in the yield on interest-earning assets of 7 basis points. The net interest margin for the six months ended June 30, 2004 was 3.94%, up 13 basis points from 3.81% for the same period in 2003 and was primarily the result of a decrease of the cost of interest-bearing liabilities of 37 basis points that was partially offset by a decrease in the yield on interest-earning assets of 19 basis points. The Company’s net interest margin may experience further pressure depending on the future interest rate environment.

     Total Interest Income. Total interest income for the three months ended June 30, 2004 was $10.7 million, down approximately $125,000 or 1.2% from $10.8 million for the same quarter in 2003. Total interest income for the six months ended June 30, 2004 was $21.3 million, down approximately $414,000 or 1.9% from $21.7 million for the same period in 2003. The lower interest income for both periods in 2004, compared with 2003, was primarily the result of lower yields on interest-earning assets that was partially offset by increases in average interest-earning assets.

     Interest Income from Loans. Interest income from loans for the three months ended June 30, 2004 was $8.3 million, down approximately $503,000 or 5.7% from $8.8 million for the same quarter in 2003 primarily due to lower loan yields as a result of the current interest rate environment that was partially offset by higher average loan balances. Average total loans for the three months ended June 30, 2004 were $555.3 million compared to average total loans for the same quarter in 2003 of $553.0 million, an increase of approximately $2.3 million or 0.4%. For the three months ended June 30, 2004, the average yield on total loans was 6.00%, compared to 6.37% for the same quarter in 2003, a decrease of 37 basis points.

     Approximately $470.8 million or 87.9% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and therefore, are sensitive to interest rate movement. At June 30, 2004, the average yield on the total loan portfolio was approximately 144 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $367.9 million or 68.7% of the total loan portfolio. These loans carried a weighted average interest rate of 5.70% at June 30, 2004 compared to 61.6% of the total loan portfolio with a weighted average interest rate of 6.16% at June 30, 2003. Future prime rate increases will not immediately impact the entire loan portfolio because of the interest rate floors. The prime rate may have to increase several times for some loans to begin re-pricing because the prime-based pricing may continue to be less than the floor rate.

     Interest income from loans for the six months ended June 30, 2004 was $16.5 million, down approximately $1.0 million or 5.9% from $17.5 million for the same period in 2003 primarily due to the lower loan yields as a result of the interest rate environment that was partially offset by higher average loan balances. Average total loans for the six months ended June 30, 2004 were $559.3 million compared to average total loans for the same period in 2003 of $547.4 million, an increase of approximately $11.8 million or 2.2%. For the six months ended June 30, 2004, the average yield on total loans was 5.92%, compared to 6.44% for the same period in 2003, a decrease of 52 basis points.

     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended June 30, 2004 was $2.4 million, up approximately $378,000 or 18.6% compared to $2.0 million for the same quarter in 2003, primarily due to a more normalized premium amortization experienced in 2004 compared to 2003. The majority of the portfolio is invested in mortgage-backed securities and the record level of home refinancing in 2003 created unprecedented levels of cash flows which, in turn, forced accelerated premium amortization on securities purchased at a premium. New purchase yields have also been generally higher in 2004. Average total investments for the three months ended June 30, 2004, were $265.7 million compared to average total investments for the same quarter in 2003 of $264.3 million, and increase of approximately $1.5 million or 0.6%. For the three months ended June 30, 2004, the average yield on investments was 3.64% compared to 3.08% for the same quarter in 2003, an increase of 56 basis points.

     Interest income from investments for the six months ended June 30, 2004 was $4.9 million, up approximately $608,000 or 14.3% compared to $4.3 million for the same period in 2003, primarily due to the same reason discussed above. Average total investments for the six months ended June 30, 2004, were $262.2 million compared to average total investments for the same period in 2003 of $263.4 million, a decrease of approximately $1.2 million or 0.5%. For the six months ended June 30, 2004, the average yield on investments was 3.73% compared to 3.26% for the same period in 2003, an increase of 47 basis points.

     Total Interest Expense. Total interest expense for the three months ended June 30, 2004 was $2.6 million, down approximately $605,000 or 19.0% compared to $3.2 million for the same quarter in 2003. Total interest expense for the six months ended June 30, 2004 was $5.2 million, down approximately $1.2 million or 19.0% from $6.4 million for the same period in 2003. The lower interest expense for both periods in 2004, compared to 2003, was primarily the result of lower interest rates paid on decreased average interest-bearing liabilities.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended June 30, 2004 was $2.1 million, down approximately $571,000 or 21.0% compared to $2.7 million for the same period in 2003 and was primarily due to lower interest rates paid for interest-bearing deposits and lower interest-bearing deposit balances. Average interest-bearing deposits for the three months ended June 30, 2004 were $537.6 million compared to average interest-bearing deposits for the same quarter in 2003 of $557.1 million, a decrease of $19.5 million or 3.5%. The average interest rate paid on interest-bearing deposits for the three months ended June 30, 2004 was 1.60% compared to 1.95% for the same quarter in 2003, a decrease of 35 basis points.

     Interest paid on interest-bearing deposits for the six months ended June 30, 2004 was $4.3 million, down approximately $1.1 million or 20.5% compared to $5.5 million for the same period in 2003 and was primarily due to lower interest rates paid for interest-bearing deposits and lower interest-bearing deposit balances. Average interest-bearing deposits for the six months ended June 30, 2004 were $542.3 million compared to average interest-bearing deposits for the same period in 2003 of $551.0 million, a decrease of $8.7 million or 1.6%. The average interest rate paid on interest-bearing deposits for the six months ended June 30, 2004 was 1.61% compared to 2.00% for the same period in 2003, a decrease of 39 basis points.

     Interest Expense on Other Borrowed Funds. Interest paid on other borrowed funds for the three months ended June 30, 2004 was $440,000, down approximately $34,000 compared to $474,000 for the same period in 2003 and was primarily due to lower interest rates paid for borrowed funds that were partially offset by higher borrowed funds balances. Average borrowed funds for the three months ended June 30, 2004 were $63.6 million compared to average borrowed funds for the same quarter in 2003 of $61.6 million, an increase of $2.0 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank (“FHLB”) to fund mortgage-related securities investments to increase earning assets. The average interest rate paid on borrowed funds for the three months ended June 30, 2004 was 2.78%, compared to 3.09% for the same quarter in 2003, a decrease of 31 basis points.

     Interest paid on other borrowed funds for the six months ended June 30, 2004 was $876,000, down approximately $103,000 compared to $979,000 million for the same period in 2003 and was primarily due to lower borrowed funds balances and lower interest rates paid for borrowed funds. Average borrowed funds for the six months ended June 30, 2004 were $62.2 million compared to average borrowed funds for the same period in 2003 of $64.9 million, a decrease of $2.8 million. The average interest rate paid on borrowed funds for the six months ended June 30, 2004 was 2.83%, compared to 3.04% for the same period in 2003, a decrease of 21 basis points.

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

	For The Three Months Ended June 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$555,274	$8,281	6.00%	$553,020	$8,784	6.37%
Taxable securities	231,205	2,124	3.69	216,970	1,680	3.11
Tax-exempt securities	18,742	232	4.98	20,301	252	4.98
Federal funds sold and other investments	15,794	52	1.32	26,986	98	1.46

Total interest-earning assets	821,015	10,689	5.24%	817,277	10,814	5.31%
Less allowance for loan losses	(10,872)			(10,745)

Total interest-earning assets, net of allowance for loan losses	810,143			806,532
Noninterest-earning assets	48,715			44,255

Total assets	$858,858			$850,787

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$75,915	$119	0.63%	$72,524	$129	0.71%
Savings and money market accounts	106,850	175	0.66	108,262	244	0.90
Time deposits	354,846	1,850	2.10	376,333	2,342	2.50
Other borrowings	63,589	440	2.78	61,575	474	3.09

Total interest-bearing liabilities	601,200	2,584	1.73%	618,694	3,189	2.07%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	172,368			146,362
Other liabilities	7,354			8,503

Total liabilities	780,922			773,559
Shareholders’ equity	77,936			77,228

Total liabilities and shareholders’ equity	$858,858			$850,787

Net interest income		$8,105			$7,625

Net interest spread			3.51%			3.24%
Net interest margin			3.97%			3.74%

(1)	Annualized.

	For The Six Months Ended June 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$559,292	$16,459	5.92%	$547,444	$17,481	6.44%
Taxable securities	230,933	4,311	3.75	222,877	3,592	3.25
Tax-exempt securities	18,789	466	4.99	20,731	514	5.00
Federal funds sold and other investments	12,484	90	1.45	19,836	153	1.56

Total interest-earning assets	821,498	21,326	5.22%	810,888	21,740	5.41%
Less allowance for loan losses	(10,763)			(10,607)

Total interest-earning assets, net of allowance for loan losses	810,735			800,281
Noninterest-earning assets	47,972			43,820

Total assets	$858,707			$844,101

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,028	$218	0.59%	$73,399	$263	0.72%
Savings and money market accounts	112,212	372	0.67	108,222	493	0.92
Time deposits	356,020	3,751	2.12	369,343	4,703	2.57
Other borrowings	62,152	876	2.83	64,946	979	3.04

Total interest-bearing liabilities	604,412	5,217	1.74%	615,910	6,438	2.11%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	169,171			143,862
Other liabilities	6,723			7,531

Total liabilities	780,306			767,303
Shareholders’ equity	78,401			76,798

Total liabilities and shareholders’ equity	$858,707			$844,101

Net interest income		$16,109			$15,302

Net interest spread			3.48%			3.30%
Net interest margin			3.94%			3.81%

(1)	Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,
	2004 vs 2003
	Increase
	(Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$12	$(515)	$(503)
Taxable securities	105	339	444
Tax-exempt securities	(20)	—	(20)
Federal funds sold and other investments	(41)	(5)	(46)

Total increase (decrease) in interest income	56	(181)	(125)
Interest-bearing liabilities:
Interest-bearing demand deposits	6	(16)	(10)
Savings and money market accounts	(4)	(65)	(69)
Time deposits	(140)	(352)	(492)
Other borrowings	14	(48)	(34)

Total decrease in interest expense	(124)	(481)	(605)

Total increase in net interest income	$180	$300	$480

	Six Months Ended June 30,
	2004 vs 2003
	Increase
	(Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$428	$(1,450)	$(1,022)
Taxable securities	140	579	719
Tax-exempt securities	(47)	(1)	(48)
Federal funds sold and other investments	(56)	(7)	(63)

Total increase (decrease) in interest income	465	(879)	(414)
Interest-bearing liabilities:
Interest-bearing demand deposits	3	(48)	(45)
Savings and money market accounts	20	(141)	(121)
Time deposits	(157)	(795)	(952)
Other borrowings	(40)	(63)	(103)

Total decrease in interest expense	(174)	(1,047)	(1,221)

Total increase in net interest income	$639	$168	$807

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2004 was $300,000 down approximately $3.7 million compared to $4.0 million for the same quarter in 2003. This higher provision during the three months ended June 30, 2003 was primarily due to deterioration in the hospitality loan portfolio.

     The provision for loan losses for the six months ended June 30, 2004 was $850,000, down $4.0 million compared to $4.8 million for the same period in 2003. The higher provision during the six months ended June 30, 2003 was primarily due to deterioration in the hospitality loan portfolio during 2003. The allowance for loan losses as a percent of total loans (net of unearned interest, net deferred fees, and discounts) at June 30, 2004 and December 31, 2003 was 1.99% and 1.84%, respectively.

     Noninterest Income. Noninterest income for the three months ended June 30, 2004 was $2.7 million, up approximately $375,000 or 16.2% compared to $2.3 million for the same period in 2003. Service fees for the three months ended June 30, 2004 were $1.6 million, up approximately $17,000 compared to the same period in 2003 primarily due to increase in net non-sufficient funds (“NSF”) charges. Gain on sale of loans for the three months ended June 30, 2004 was $514,000, up approximately $373,000 compared to $141,000 for the same period in 2003 due to the sale of hospitality loans held for sale. All other categories of noninterest income for the three months ended June 30, 2004 were approximately $555,000, down approximately $15,000 compared to $570,000 for the same period in 2003 primarily due to a decrease in other loan-related fees, letter of credit commissions and fees, and other noninterest income partially offset by a gain on the sale of foreclosed assets.

     Noninterest income for the six months ended June 30, 2004 was $5.4 million, up approximately $791,000 or 17.1% compared to $4.6 million for the same period in 2003. Service fees for the six months ended June 30, 2004 were $3.3 million, up approximately $134,000 compared to $3.2 million for the same period in 2003 primarily due to an increase in net NSF charges. Gain on sale of loans for the six months ended June 30, 2003 was $569,000, up $306,000 compared to $263,000 for the same period in 2003. Foreclosed assets were $914,000, up $762,000 compared to $152,000 for the same period in 2003 primarily due to a $900,000 gain from the sale of the other real estate. All other categories of noninterest income for the six months ended June 30, 2004 were $638,000, down $411,000 compared to $1.0 million for the same period in 2003 primarily due to a decrease in other loan-related fees, letter of credit commissions and fees, and other noninterest income.

     Noninterest Expense. Total noninterest expense for the three months ended June 30, 2004 was $6.9 million, down approximately $1.0 million compared to $7.9 million for the same quarter in 2003 primarily due to a $1.3 million market adjustment on the loans held-for-sale in the prior year. All other categories of noninterest expense including salaries and employee benefits, and occupancy and equipment, for the second quarter in 2004 increased $327,000 compared to the same quarter in 2003.

     Noninterest expense for the six months ended June 30, 2004 was $13.9 million, down $264,000 compared to $14.1 million for the same period in 2003. The decrease of total noninterest expense compared to the same period in the prior year was primarily due to the $1.3 million market adjustment on the loans held-for-sale in the prior year. Salaries and employee benefit, occupancy and equipment for the six months ended June 30, 2004 increased $689,000 compared to the same period in the prior year.

     Salaries and employee benefits for the six months ended June 30, 2004 were $7.5 million, up approximately $458,000 compared to $7.1 million for the same period in 2003 primarily due to annual salary increases and higher incentive bonuses. At June 30, 2004, the Company had 286 full-time equivalent (“FTE”) employees compared to 291 FTE employees at June 30, 2003, a decrease of 5 FTEs. Although the number of FTE dropped, the increase of officer level employees impacted the salaries and employee benefits for the six months ended June 30, 2004.

     Occupancy and equipment expense for the six months ended June 30, 2004, was $2.8 million, up approximately $231,000 compared to $2.6 million for the same period in 2003 primarily due to increased equipment service contracts and higher contract security expenses. All other noninterest expense categories for the six months ended June 30, 2004 were $3.5 million, down $953,000 compared to $4.5 million in other noninterest expense for the same period in 2003, primarily due to the market adjustment on the loans held-for-sale in the prior year.

     The Company’s efficiency ratio for the three months ended June 30, 2004 was 63.50%, a decrease from 79.26% for the same quarter in 2003 and was primarily due to higher net interest income after the provision for loan losses and lower noninterest expense. The Company’s efficiency ratio for the six months ended June 30, 2004 was 64.46%, a decrease from 70.96% for the same period in 2003.

     Income Taxes. Income tax expense for the six months ended June 30, 2004 was $2.1 million, compared with $250,000 for the same period in 2003. The Company’s effective tax rate was 31.28% and 25.80% for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate is affected by the amount of tax-exempt income in relation to taxable income.

Financial Condition

     Loan Portfolio. Net loans at June 30, 2004 were $543.1 million, down $3.6 million or 0.7% from $546.7 million at December 31, 2003, primarily due to prepayments and scheduled repayments that has exceeded new loan growth. Compared to the loan level at December 31, 2003, during the six months ended June 30, 2004 commercial and industrial loans decreased $84,000 and real estate loans decreased $2.4 million. At June 30, 2004 and December 31, 2003, the ratio of total loans to total deposits was 77.3% and 76.9%, respectively. At the same dates, total loans represented 63.0% and 64.3% of total assets, respectively.

     The following table summarizes the net loan portfolio of the Company by type of loan:

	As of June 30, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$332,396	59.68%	$332,480	59.36%
Real estate mortgage:
Residential	13,008	2.34	14,315	2.56
Commercial	174,621	31.35	178,290	31.83
Real estate construction:
Residential	12,311	2.21	12,652	2.26
Commercial	14,804	2.65	11,906	2.12
Consumer and other	9,833	1.77	10,447	1.87

Gross loans	556,973	100.00%	560,090	100.00%

Less: unearned discounts, interest and net deferred fees	(2,810)		(2,954)

Total loans	554,163		557,136
Less: allowance for loan losses	(11,033)		(10,448)

Loans, net	$543,130		$546,688

     Nonperforming Assets. Net nonperforming assets at June 30, 2004 were $18.8 million compared to $25.0 million at December 31, 2003, a decrease of $6.2 million, and primarily reflected a $4.9 million decrease in nonaccrual loans and a $1.5 million decrease in other real estate. Approximately $15.0 million or 72.8% of the net nonperforming assets at June 30, 2004 were loans collateralized by real estate. While further deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Bank’s credit risk through more diversified business development. As of June 30, 2004, the Company had approximately $59.6 million or 10.7% of the loan portfolio concentrated in the hospitality industry, compared to $86.2 million or 15.0% of the loan portfolio at June 30, 2003.

     The ratios of net nonperforming assets to total loans and other real estate at June 30, 2004 and December 31, 2003 were 3.38% and 4.46%, respectively. The ratios of net nonperforming assets to total assets were 2.14% and 2.88% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $3.0 million at June 30, 2004 compared to $3.3 million at December 31, 2003.

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

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$20,591	$25,442
Accruing loans 90 days or more past due	149	264
Other real estate	1,065	2,585
Other assets repossessed	—	—

Total nonperforming assets	21,805	28,291
Less:
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(3,024)	(3,323)

Total net nonperforming assets	$18,781	$24,968

Total nonperforming assets to total assets	2.48%	3.26%
Total nonperforming assets to total loans and other real estate	3.93	5.05
Net nonperforming assets to total assets (1)	2.14	2.88
Net nonperforming assets to total loans and other real estate (1)	3.38	4.46

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Allowance for Loan Losses. At June 30, 2004 and December 31, 2003, the allowance for loan losses was $11.0 million and $10.4 million, respectively, or 1.99% and 1.88% of total loans, respectively. The allowance was impacted by a decrease in non-performing assets and a decrease in charge-offs. Net charge-offs for the six months ended June 30, 2004 were $265,000 compared with $4.7 million for the same period in 2003 of which $330,000 were commercial and industrial loans. The Company had net recoveries, for the same six months period, of approximately $102,000 in real estate loans. The Company seeks recovery of charge-offs through all available channels.

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

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Average year-to-date total loans outstanding	$555,274	$553,020

Total loans outstanding at end of period	$554,163	$558,313

Allowance for loan losses at beginning of period	$10,850	$10,694
Provision for loan losses	300	4,015
Charge-offs:
Commercial and industrial	(784)	(3,787)
Real estate — mortgage	—	(718)
Real estate — construction	—	—
Consumer and other	(23)	(46)

Total charge-offs	(807)	(4,551)

Recoveries:
Commercial and industrial	683	79
Real estate — mortgage	5	—
Real estate — construction	—	—
Consumer and other	2	13

Total recoveries	690	92

Net loan charge-offs	(117)	(4,459)

Allowance for loan losses at end of period	$11,033	$10,250

Ratio of allowance to end of period total loans	1.99%	1.84%
Ratio of net loan charge-offs to end of period total loans	0.02	0.80
Ratio of allowance to end of period total nonperforming loans (1)	53.20	43.25
Ratio of allowance to end of period net nonperforming loans (2)	62.28	54.47

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

	As of and for the	As of and for the
	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Average year-to-date total loans outstanding	$559,292	$547,444

Total loans outstanding at end of period	$554,163	$558,313

Allowance for loan losses at beginning of period	$10,448	$10,150
Provision for loan losses	850	4,815
Charge-offs:
Commercial and industrial	(1,126)	(4,225)
Real estate — mortgage	—	(755)
Real estate — construction	—	—
Consumer and other	(49)	(102)

Total charge-offs	(1,175)	(5,082)

Recoveries:
Commercial and industrial	796	301
Real estate — mortgage	102	40
Real estate — construction	—	—
Consumer and other	12	26

Total recoveries	910	367

Net loan charge-offs	(265)	(4,715)

Allowance for loan losses at end of period	$11,033	$10,250

Ratio of allowance to end of period total loans	1.99%	1.84%
Ratio of net loan charge-offs to end of period total loans	0.05	0.84
Ratio of allowance to end of period total nonperforming loans (1)	53.20	43.25
Ratio of allowance to end of period net nonperforming loans (2)	62.28	54.47

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Securities. At June 30, 2004, the securities portfolio was $280.0 million, reflecting an increase of $22.9 million or 8.9% from $257.1 million at December 31, 2003 primarily due to an increase in purchases of portfolio investments. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of June 30, 2004 approximately $42.3 million in short-term borrowings obtained from the FHLB have been utilized to fund mortgage-backed securities to increase interest-earning assets.

     Deposits. At June 30, 2004, total deposits were $717.0 million, down $8.0 million or 1.1% from $724.9 million at December 31, 2003. Noninterest-bearing demand deposits at June 30, 2004 increased $5.9 million or 3.5% to $175.0 million from $169.1 million at December 31, 2003. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2004 and December 31, 2003 were 24.41% and 23.33%, respectively. Interest-bearing deposits at June 30, 2004 decreased $13.9 million or 2.5% to $542.0 million from $555.8 million at December 31, 2003.

     Other Borrowings. Other borrowings at June 30, 2004 were $74.9 million, up approximately $20.7 million compared to other borrowings of $54.2 million at December 31, 2003. The Company has two ten-year loans totaling $25.0 million from the FHLB to diversify its funding sources. The ten-year loans bear interest at an average rate of 5.00% per annum with a call option until maturity at September 2008. The Company has several FHLB advances totaling $49.3 million with weighted average fixed rates of 1.51%. All of these advances are scheduled to mature in the third and fourth quarters of 2004. These borrowings were part of a strategic plan to continue the growth of interest-earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately four years or less. Other short-term borrowings at June 30, 2004 consisted of approximately $551,000 in U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2004	December 31, 2003
	(In thousands)
Federal funds purchased:
At end of period	$—	$—
Average during the period	—	55
Maximum month-end balance during the period	—	—
FHLB notes and advances:
At end of period	$74,300	$53,300
Average during the period	61,437	59,667
Maximum month-end balance during the period	74,300	69,300
Other short-term borrowings:
At end of period	$551	$873
Average during the period	715	587
Maximum month-end balance during the period	1,057	873

     Liquidity. The Company’s loan to deposit ratio at June 30, 2004 was 77.29%. As of this same date, the Company had commitments to fund loans in the amount of $105.5 million. At June 30, 2004, the Company had stand-by letters of credit of $3.2 million, of which, the Company has recorded a liability of $13,224 at June 30, 2004, for the fair value of the Company’s potential obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $177.9 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $15.0 million at June 30, 2004.

     Capital Resources. Shareholders’ equity at June 30, 2004 was $79.0 million compared to $78.4 million at December 31, 2003, an increase of approximately $625,000 or 0.8%. This was primarily the result of net income for the six months ended June 30, 2004 of $4.7 million and a net increase in common and treasury stock of approximately $238,000, that was partially offset by an unrealized loss in the market value of securities of $3.4 million and dividends of $860,000.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	June 30, 2004
The Company
Leverage ratio	4.00	%(1)	N/A %	9.47%
Tier 1 risk-based capital ratio	4.00		N/A	13.19
Risk-based capital ratio	8.00		N/A	14.45
The Bank
Leverage ratio	4.00	%(2)	5.00%	9.25%
Tier 1 risk-based capital ratio	4.00		6.00	12.90
Risk-based capital ratio	8.00		10.00	14.15

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See —“Financial Condition — Allowance for Loan Losses”.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not effective (solely due to the material weakness discussed in the paragraph below) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     A material weakness in internal control was discovered related to net deferred loan fees. Approximately $4.0 million of net deferred loan fees were not being amortized to interest income because not all net deferred fees were entered into the loan system. No procedure was in place to insure all relevant loan data was entered into the Company's loan system. Additionally, a reconciliation of the net deferred loan fees entered in the loan system compared to the general ledger balance was not being performed. The lack of such preventative and detective controls allowed this accounting error to occur and escape detection. Procedures and controls that have subsequently been implemented are: (a) closing officers and loan processors have been instructed to ensure the net deferred loan fees are entered to the Company's on-line loan system to facilitate the automated amortization of the net deferred loan fees over the life of the loan; (b) daily reconciliation of general ledger accounts with the loan system are performed by a processor in the loan servicing department and monitored by the department supervisor; and (c) the internal audit department will include an annual examination of this specific function and report to the Audit Committee.

     As a result of the material weakness identified, the Company's condensed consolidated financial statements were restated. See Note 2 to the condensed consolidated financial statements.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 2004 Annual Meeting of Shareholders was held on April 23, 2004. At the meeting, the shareholders of the Company considered and acted upon the proposals listed below.

     1. Tiong Loi Ang, Charles L. Roff and Joe Ting were elected as Class III directors, Edward A. Monto was elected as a Class II director, and Daniel B. Wright was elected as a Class I director. The Class III directors were elected to serve until the Company’s 2007 annual meeting of shareholders, the Class II director was elected to serve until the Company’s 2006 annual meeting of shareholders and the Class I director was elected to serve until the Company’s 2005 annual meeting of shareholders, and each until their successors are duly elected and qualified. The votes cast with respect to each director were as follows:

Director	For	Withheld
Tiong Loi Ang	4,216,434	685,766
Tommy F. Chen	4,656,536	245,664
Charles L. Roff	4,656,586	245,614
Joe Ting	4,656,586	245,614
Edward A. Monto	4,656,586	245,614
Daniel B. Wright	4,656,586	245,614

     2. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the financial statements of the Company for the year ending December 31, 2004. A total of 4,899,100 shares were voted in favor of the proposal, 3,100 shares were voted against the proposal and 1 share abstained from voting on the proposal.

Item 5. Other Information

     Not applicable

Item 6 (a) Exhibits

Exhibit
Number		Identification of Exhibit
11	-	Computation of Earnings Per Common Share, included as Note (2) to the Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K

               The following report on Form 8-K was furnished during the quarter ended June 30, 2004:

(1)	Current report on Form 8-K filed April 29, 2004 in connection with the release of the Company’s earnings for the first quarter of 2004.

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