Form 10-Q
period 2004-09-30
METROCORP BANCSHARES INC
filed 2004-11-15
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

     As of November 10, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,187,446.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
		(Restated-Note 2)
ASSETS
Cash and due from banks	$23,612	$26,347
Federal funds sold and other investments	9,518	10,580

Total cash and cash equivalents	33,130	36,927
Securities available-for-sale and other investments	288,336	262,264
Loans, held-for-investment (net of allowance for loan losses of $10,845 and $10,448, respectively)	552,408	540,658
Loans, held-for-sale	2,866	6,030
Accrued interest receivable	3,076	3,452
Premises and equipment, net	6,431	5,674
Customers’ liability on acceptances	2,511	3,352
Foreclosed assets, net	890	2,585
Other assets	6,554	6,074

Total assets	$896,202	$867,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$168,412	$169,097
Interest-bearing	573,459	555,844

Total deposits	741,871	724,941
Other borrowings	60,875	54,173
Accrued interest payable	568	567
Acceptances outstanding	2,511	3,352
Other liabilities	6,683	5,610

Total liabilities	812,508	788,643

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock $1.00 par value, 2,000,000 shares authorized; none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,312,627 and 7,306,627 shares are issued and 7,181,437 and 7,156,689 shares are outstanding at September 30, 2004 and December 31, 2003, respectively	7,313	7,307
Additional paid-in capital	27,792	27,620
Retained earnings	49,088	44,105
Accumulated other comprehensive income	683	671
Treasury stock, at cost	(1,182)	(1,330)

Total shareholders’ equity	83,694	78,373

Total liabilities and shareholders’ equity	$896,202	$867,016

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
Interest income:
Loans	$8,649	$8,894	$25,108	$26,375
Securities:
Taxable	2,611	1,650	6,922	5,242
Tax-exempt	227	248	693	762
Federal funds sold and other temporary investments	62	68	152	221

Total interest income	11,549	10,860	32,875	32,600

Interest expense:
Time deposits	2,087	2,219	5,838	6,922
Demand and savings deposits	345	299	935	1,055
Other borrowings	498	438	1,374	1,417

Total interest expense	2,930	2,956	8,147	9,394

Net interest income	8,619	7,904	24,728	23,206
Provision for loan losses	215	575	1,065	5,390

Net interest income after provision for loan losses	8,404	7,329	23,663	17,816

Noninterest income:
Customer service fees	1,795	1,999	5,697	5,983
Gain on sale of securities, net	7	2	7	165
Gain on sale of loans, net	18	248	587	511
Foreclosed assets, net	(70)	(155)	844	(3)
Other noninterest income	19	15	41	69

Total noninterest income	1,769	2,109	7,176	6,725

Noninterest expense:
Salaries and employee benefits	4,800	3,494	12,313	10,549
Occupancy and equipment	1,412	1,370	4,242	3,969
Lower of cost or market adjustment	—	824	—	2,149
Other noninterest expense	1,595	1,713	5,122	4,868

Total noninterest expense	7,807	7,401	21,677	21,535

Income before provision for income taxes	2,366	2,037	9,162	3,006
Provision for income taxes	762	568	2,888	818

Net income	$1,604	$1,469	$6,274	$2,188

Earnings per common share:
Basic	$0.22	$0.21	$0.87	$0.31
Diluted	$0.22	$0.20	$0.87	$0.30
Weighted average shares outstanding:
Basic	7,180	7,132	7,171	7,067
Diluted	7,235	7,215	7,250	7,203
Dividends per common share	$0.06	$0.06	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
Net income	$1,604	$1,469	$6,274	$2,188
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	3,440	(1,699)	17	(2,165)
Less: reclassification adjustment for gain included in net income	5	1	5	107

Other comprehensive income (loss)	3,435	(1,700)	12	(2,272)

Total comprehensive income (loss)	$5,039	$(231)	$6,286	$(84)

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-in	Retained	Comprehensive	Stock
	Shares	At par	Capital	Earnings	Income	At Cost	Total
Balance at January 1, 2004 (restated-Note 2)	7,157	$7,307	$27,620	$44,105	$671	$(1,330)	$78,373
Issuance of common stock	6	6	44	—	—	—	50
Re-issuance of treasury stock	19	—	128	—	—	148	276
Net income	—	—	—	6,274	—	—	6,274
Other comprehensive income	—	—	—	—	12	—	12
Dividends	—	—	—	(1,291)	—	—	(1,291)

Balance at September 30, 2004	7,182	$7,313	$27,792	$49,088	$683	$(1,182)	$83,694

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
		(Restated-Note 2)
Cash flows from operating activities:
Net income	$6,274	$2,188
Adjustments to reconcile net income to net cash provided by operating activies:
Depreciation	1,002	1,024
Provision for loan losses	1,065	5,390
Lower of cost or market adjustment on loans held-for-sale	—	2,149
Gain on sale of securities, net	(7)	(165)
Gain on sale of foreclosed assets	(1,115)	(194)
Gain on sale of loans, net	(587)	(511)
Amortization of premiums and discounts on securities	1,874	1,956
Amortization of net deferred loan fees	(955)	(797)
Changes in:
Loans held-for-sale	3,512	(7,110)
Accrued interest receivable	376	268
Accrued interest payable	1	(167)
Other liabilities	1,071	1,763
Other assets	(487)	(664)

Net cash provided by operating activities	12,024	5,130

Cash flows from investing activities:
Purchases of securities available-for-sale	(100,564)	(155,560)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	72,644	153,383
Net change in loans	(12,084)	(31,731)
Proceeds from sale of foreclosed assets	3,273	2,725
Purchases of premises and equipment	(1,759)	(716)

Net cash used in investing activities	(38,490)	(31,899)

Cash flows from financing activities:
Net change in:
Deposits	16,930	35,582
Other borrowings	6,702	(11,877)
Proceeds from issuance of common stock	50	1,178
Treasury stock re-issued	276	304
Treasury stock purchased	—	(212)
Dividends paid	(1,289)	(1,268)

Net cash provided by financing activities	22,669	23,707

Net decrease in cash and cash equivalents	(3,797)	(3,062)
Cash and cash equivalents at begining of period	36,927	38,186

Cash and cash equivalents at end of period	$33,130	$35,124

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

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at September 30, 2004, results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Interim period results are not necessarily indicative of results for a full-year period.

     The Company corrected a $235,000 accounting error related to accrued late charges on loans during the three months ended September 30, 2004.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
Net income:
As reported	$1,604	$1,469	$6,274	$2,188
Pro forma	$1,561	$1,430	$6,145	$2,071
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—	$—
Pro forma	$43	$39	$129	$117
Basic earnings per common share:
As reported	$0.22	$0.21	$0.87	$0.31
Pro forma	$0.22	$0.20	$0.86	$0.29
Diluted earnings per common share:
As reported	$0.22	$0.20	$0.87	$0.30
Pro forma	$0.22	$0.20	$0.85	$0.29

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

2. RESTATEMENT

     The Company restated its condensed consolidated financial statements as of December 31, 2003 and September 30, 2003 and for the three and nine months ended September 30, 2003 to correct the amortization of deferred loan fees, net of costs, to interest income. The restatement increased net income by $124,000 and $288,000 for the three and nine months ended September 30, 2003, and increased retained earnings by $2.0 million and $2.2 million as of September 30, 2003 and December 31, 2003, respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement of net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the previously reported amounts for the three and nine months ended September 30, 2003 and as of December 31, 2003 and the restated amounts.

			As of and for the Nine
	For the Three Months		Months Ended		As of December 31,
	Ended September 30, 2003		September 30, 2003		2003
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Balance Sheet:
Loans, net of allowance for loan losses					$537,305	$540,658
Deferred tax asset					5,774	4,664
Total assets					864,773	867,016
Other liabilities					5,530	5,610
Retained earnings					41,942	44,105
Total shareholders’ equity					76,210	78,373
Total liabilities and shareholders’ equity					864,773	867,016
Statement of income:
Interest income - loans	$8,783	$8,894	$26,581	$26,375
Total interest income	10,749	10,860	32,806	32,600
Net interest income	7,793	7,904	23,412	23,206
Total noninterest expense	7,798	7,401	22,346	21,535
Income before provision for income taxes	1,849	2,037	2,569	3,006
Provision for income taxes	504	568	669	818
Net income	1,345	1,469	1,900	2,188
Earnings per common share:
Basic	$0.19	$0.21	$0.27	$0.31
Diluted	0.19	0.20	0.26	0.30
Cash flow statement:
Cash flows from operating activties			$6,019	$5,576
Cash flows from investing activities			(32,788)	(32,345)

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Restated-Note 2)		(Restated-Note 2)
		(In thousands, except per share amounts)
Net income availabe to common shareholders	$1,604	$1,469	$6,274	$2,188

Weighted average common shares outstanding:
Basic	7,180	7,132	7,171	7,067
Shares issuable under stock option plans	55	83	79	136

Diluted	7,235	7,215	7,250	7,203

Earnings per common share:
Basic	$0.22	$0.21	$0.87	$0.31
Diluted	$0.22	$0.20	$0.87	$0.30

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of September 30, 2004				As of December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
				(In thousands)
U.S. Government agency securities	$5,004	$3	$—	$5,007	5,061	$3	$(11)	$5,053
Mortgage backed securities	239,088	1,546	(1,451)	239,183	200,685	1,133	(1,254)	200,564
Municipal securities	18,104	1,141	—	19,245	18,925	1,249	—	20,174
Federal Reserve Bank stock	936	—	—	936	846	—	—	846
Federal Home Loan Bank stock	4,842	—	—	4,842	4,354	—	—	4,354
Other securities	2,261	22	—	2,283	9,638	37	(11)	9,664
Investments in mutual funds	17,065	96	(321)	16,840	21,739	73	(203)	21,609

Total securities available for sale	$287,300	$2,808	$(1,772)	$288,336	$261,248	$2,495	$(1,479)	$262,264

     The following table displays the gross unrealized losses and fair value of investments as of September 30, 2004 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
(In thousands)
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Mortgage backed securities	55,752	(679)	40,345	(772)	96,097	(1,451)
Municipal securities	—	—	—	—	—	—
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	—	—	—	—	—	—
Investments in mutual funds	—	—	14,351	(321)	14,351	(321)

Total securities available for sale	$55,752	$(679)	$54,696	$(1,093)	$110,448	$(1,772)

     Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the equity and debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.

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

These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the stand-by letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At September 30, 2004, the maximum potential amount of future payments was $4.3 million. The Company has recorded a liability of $17,524 at September 30, 2004 and $2,542 at December 31, 2003 for the fair value of their guarantees.

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

     On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004 the effective date of theses provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Special Cautionary Notice Regarding Forward-looking Statements

          The statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When the Company uses any of the words “believe”, “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

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

Restatement of Financial Statements

     The Company restated its condensed consolidated financial statements as of December 31, 2003 and September 30, 2003 and for the three and nine months ended September 30, 2003 to correct the amortization of deferred loan fees, net of costs, to interest income. The restatement increased net income by $124,000 and $288,000 for the three and nine months ended September 30, 2003, and increased retained earnings by $2.0 million and $2.2 million as of September 30, 2003 and December 31, 2003, respectively.

     The restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees net of the associated costs should be recognized over the life of the related loan as an adjustment to yield. The Company discovered that $4.0 million of net deferred loan fees were not being amortized to interest income. These net deferred fees were not entered into the Company’s loan system, and therefore, amortization was not calculated each period. Accordingly, the restatement reflects the amortization of these net deferred fees. Additionally, in connection with the restatement for net deferred fees, the Company adjusted accruals of other noninterest expense previously deemed immaterial which resulted in an increase to retained earnings at December 31, 2003 of $63,000. See Note 2 to condensed consolidated financial statements.

     As a result, all amounts disclosed herein impacted by the restatement have been restated accordingly.

Overview

     For the three months ended September 30, 2004, the Company had net income of $1.6 million, up approximately $135,000 compared with a net income of $1.5 million for the same quarter in 2003. The Company’s diluted earnings per share for the three months ended September 30, 2003 was $0.22, up $0.02 from $0.20 for the same quarter in 2003. This increase in net income was primarily the result of improved net interest income and a lower provision for loan losses. The Company recorded a higher provision in 2003 due to a higher level of nonperforming loans.

     Net income for the nine months ended September 30, 2004 was $6.3 million, up approximately $4.1 million from $2.2 million for the same period in 2003. The Company’s diluted earnings per share for the nine months ended September 30, 2004 was $0.87 up $0.57 from $0.30 for the same period in 2003. This increase in net income and diluted earnings per share was primarily the result of a lower provision for loan losses for the nine months ended September 30, 2004 compared with the same period in 2003. The Company recorded a higher provision in 2003 due to a higher level of nonperforming loans.

     At September 30, 2004, total assets were $896.2 million, up approximately $29.2 million or 3.4% from $867.0 million at December 31, 2003. Investment securities at September 30, 2004 were $288.3 million, up approximately $26.0 million or 9.9% from $262.3 million at December 31, 2003. Net loans, both held-for-investment and held-for-sale at September 30, 2004, were $555.3 million, up approximately $8.6 million or 1.6% from $546.7 million at December 31, 2003. Total deposits at September 30, 2004 were $741.9 million, up approximately $16.9 million or 2.3% from $724.9 million at December 31, 2003. Other borrowings at September 30, 2004 were $60.9 million, up approximately $6.7 million from $54.2 million at December 31, 2003. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2004 and 2003 was 0.71% and 0.68%, respectively. The Company’s ROAA for the nine months ended September 30, 2004 and 2003 was 0.96% and 0.34%, respectively.

     Shareholders’ equity at September 30, 2004 was $83.7 million compared with $78.4 million at December 31, 2003, an increase of approximately $5.3 million. The Company’s return on average shareholders’ equity (“ROAE”) for the three months ended September 30, 2004 and 2003 was 7.83% and 7.70%, respectively. The Company’s ROAE for the nine months ended September 30, 2004 and 2003 was 10.55% and 3.81%, respectively.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended September 30, 2004, net interest income, before the provision for loan losses, was $8.6 million, up approximately $715,000 or 9.1% from $7.9 million for the same quarter in 2003. Average interest-earning assets balance for the three months ended September 30, 2004 were $859.1 million, up approximately $31.7 million or 3.8% from $827.4 million for the same quarter in 2003. The weighted average yield on interest-earning assets for the three months ended September 30, 2004 was 5.35%, up 14 basis points from 5.21% for the same quarter in 2003. Average interest-bearing liabilities balance for the three months ended September 30, 2004 was $636.8 million, up approximately $9.1 million or 1.5% from $627.6 million for the same quarter in 2003. The weighted average rate paid on interest-bearing liabilities for the three months ended September 30, 2004 was 1.83%, down 4 basis points from 1.87% for the same quarter in 2003.

     For the nine months ended September 30, 2004, net interest income, before the provision for loan losses, was $24.7 million, up approximately $1.5 million or 6.6% from $23.2 million for the same period in 2003. Average interest-earning asset balances for the nine months ended September 30, 2004 were $834.1 million, up approximately $17.7 million or 2.2% from $816.5 million for the same period in 2003. The weighted average yield on interest-earning assets for the nine months ended September 30, 2004 was 5.26%, down 8 basis points from 5.34% for the same period in 2003. Average interest-bearing liabilities balance for the nine months ended September 30, 2004 was $615.3 million, down approximately $4.6 million or 0.8% from $619.9 million for the same period in 2003. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2004 was 1.77%, down 26 basis points from 2.03% for the same period in 2003.

     The net interest margin for the three months ended September 30, 2004 was 3.99%, up 20 basis points from 3.79% for the same quarter in 2003 and was primarily the result of 14 basis points increase of the yield of interest-earning assets. The net interest margin for the nine months ended September 30, 2004 was 3.96%, up 16 basis points from 3.80% for the same period in 2003 and was primarily the result of a decrease of the cost of interest-earning assets of 24 basis points that was partially offset by a decrease in the yield on interest-earning assets of 8 basis points.

     Total Interest Income. Total interest income for the three months ended September 30, 2004 was $11.5 million, up approximately $689,000 or 6.3% from $10.9 million for the same quarter in 2003. Total interest income for the nine months ended September 30, 2004 was $32.9 million, up approximately $275,000 or 0.8% from $32.6 million for the same period in 2003. The higher interest income for both periods in 2004, compared with 2003, was primarily the result of higher volume and higher yields on investment securities.

     Interest Income from Loans. Interest income from loans for the three months ended September 30, 2004 was $8.6 million, down approximately $245,000 or 2.8% from $8.9 million for the same quarter in 2003 primarily due to lower loan yields as a result of the current interest rate environment that was partially offset by higher average loan balances. Average total loans for the three months ended September 30, 2004 were $559.7 million compared to average total loans for the same quarter in 2003 of $557.4 million, an increase of approximately $2.3 million or 0.4%. For the three months ended September 30, 2004, the average yield on total loans was 6.15% compared to 6.33% for the same quarter in 2003, a decrease of 18 basis points.

     Approximately $480.9 million or 88.2% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and therefore, are sensitive to interest rate movements. At September 30, 2004, the average yield on the total loan portfolio was approximately 131 basis points above the prime rate of 4.75%. At September 30, 2004, $380.1 million or 69.7% of the total loan portfolio were variable rate loans with interest rate floors. The weighted average interest rate of these loans was 6.11% at September 30, 2004. At September 30, 2003, 62.6% of the total loan portfolio with a weighted average interest rate of 5.97% were variable rate loans with interest rate floors.

     Interest income from loans for the nine months ended September 30, 2004 was $25.1 million, down approximately $1.3 million or 4.8% from $26.4 million for the same period in 2003 primarily due to the lower loan yields as a result of the interest rate environment that was partially offset by higher average loan balances. Average total loans for the nine months ended September 30, 2004 were $559.4 million compared to $550.8 million for the same period in 2003, an increase of approximately $8.6 million or 1.6%. For the nine months ended September 30, 2004, the average yield on total loans was 6.00% compared to 6.40% for the same period in 2003, a decrease of 40 basis points.

     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended September 30, 2004 was $2.9 million, up approximately $934,000 or 47.5% compared to $2.0 million for the same quarter in 2003, primarily due to a more normalized premium amortization experienced in 2004 compared to 2003. The majority of the portfolio is invested in mortgage-backed securities and the record level of home refinancing in 2003 created unprecedented levels of cash flows which, in turn, forced accelerated premium amortization on securities purchased at a premium. Income from investments also increased due to higher average balances and generally higher yields on securities purchased in 2004. Average total investments for the three months ended September 30, 2004, were $299.4 million compared to $270.1 million for the same quarter in 2003, an increase of approximately $29.3 million or 10.9%. For the three months ended September 30, 2004, the average yield on investments was 3.85% compared to 2.89% for the same quarter in 2003, an increase of 96 basis points.

     Interest income from investments for the nine months ended September 30, 2004 was $7.8 million, up approximately $1.5 million or 24.8% compared to $6.2 million for the same period in 2003, primarily due to the same reason discussed above. Average total investments for the nine months ended September 30, 2004, were $274.7 million compared to $265.7 million for the same period in 2003, an increase of approximately $9.0 million or 3.4%. For the nine months ended September 30, 2004, the average yield on investments was 3.78% compared to 3.13% for the same period in 2003, an increase of 65 basis points.

     Total Interest Expense. Total interest expense for the three months ended September 30, 2004 was $2.9 million, down approximately $26,000 or 0.9% compared to $3.0 million for the same quarter in 2003. Total interest expense for the nine months ended September 30, 2004 was $8.1 million, down approximately $1.2 million or 13.3% from $9.4 million for the same period in 2003. The lower interest expense for both periods in 2004, compared to 2003, was primarily the result of lower interest rates paid on average interest-bearing liabilities.

     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended September 30, 2004 was $2.4 million, down approximately $86,000 or 3.4% compared to $2.5 million for the same period in 2003 and was primarily due to lower interest rates paid for interest-bearing deposits and lower interest-bearing deposit balances. Average interest-bearing deposits for the three months ended September 30, 2004 were $567.0 million compared to $570.9 million for the same quarter in 2003, a decrease of $3.9 million or 0.7%. The average interest rate paid on interest-bearing deposits for the three months ended September 30, 2004 was 1.71% compared to 1.75% for the same quarter in 2003, a decrease of 4 basis points.

     Interest paid on interest-bearing deposits for the nine months ended September 30, 2004 was $6.8 million, down approximately $1.2 million or 15.1% compared to $8.0 million for the same period in 2003 and was primarily due to lower interest rates paid for interest-bearing deposits and lower interest-bearing deposit balances. Average interest-bearing deposits for the nine months ended September 30, 2004 were $550.6 million compared to $557.7 million for the same period in 2003, a decrease of $7.1 million or 1.3%. The average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2004 was 1.64% compared to 1.91% for the same period in 2003, a decrease of 27 basis points.

     Interest Expense on Other Borrowed Funds. Interest paid on other borrowed funds for the three months ended September 30, 2004 was $498,000, down approximately $60,000 compared to $438,000 for the same period in 2003 and was primarily due to an increase in lower rate borrowings. Average borrowed funds for the three months ended September 30, 2004 were $69.8 million compared to $56.7 million for the same quarter in 2003, an increase of $13.1 million. The increase in borrowed funds reflected advances obtained from the Federal Home Loan Bank (“FHLB”) to fund mortgage-related securities investments to increase earning assets. The average interest rate paid on borrowed funds for the three months ended September 30, 2004 was 2.84%, compared to 3.06% for the same quarter in 2003, a decrease of 22 basis points.

     Interest paid on other borrowed funds for the nine months ended September 30, 2004 was $1.4 million, down approximately $43,000 compared to the same period in 2003 and was due to an increase in lower rate borrowings. Average borrowed funds for the nine months ended September 30, 2004 were $64.7 million compared to $62.2 million for the same period in 2003, a decrease of $2.5 million. The average interest rate paid on borrowed funds for the nine months ended September 30, 2004 was 2.84%, compared to 3.05% for the same period in 2003, a decrease of 21 basis points.

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

	For The Three Months Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
			(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$559,703	$8,649	6.15%	$557,385	$8,894	6.33%
Taxable securities	267,539	2,611	3.88	229,625	1,650	2.85
Tax-exempt securities	18,351	227	4.92	19,954	248	4.93
Federal funds sold and other investments	13,509	62	1.83	20,471	68	1.32

Total interest-earning assets	859,102	11,549	5.35%	827,435	10,860	5.21%
Less allowance for loan losses	(11,183)			(10,530)

Total interest-earning assets, net of allowance for loan losses	847,919			816,905
Noninterest-earning assets	47,635			47,279

Total assets	$895,554			$864,184

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$81,122	$146	0.72%	$74,933	$99	0.52%
Savings and money market accounts	110,926	199	0.71	116,145	200	0.68
Time deposits	374,959	2,087	2.21	379,859	2,219	2.32
Other borrowings	69,750	498	2.84	56,697	438	3.06

Total interest-bearing liabilities	636,757	2,930	1.83%	627,634	2,956	1.87%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	169,070			153,435
Other liabilities	8,267			7,451

Total liabilities	814,094			788,520
Shareholders’ equity	81,460			75,664

Total liabilities and shareholders’ equity	$895,554			$864,184

Net interest income		$8,619			$7,904

Net interest spread			3.52%			3.34%
Net interest margin			3.99%			3.79%

(1)	Annualized.

	For The Nine Months Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
			(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$559,430	$25,108	6.00%	$550,794	$26,375	6.40%
Taxable securities	243,224	6,922	3.80	225,151	5,242	3.11
Tax-exempt securities	18,642	693	4.97	20,469	762	4.98
Federal funds sold and other investments	12,828	152	1.58	20,050	221	1.47

Total interest-earning assets	834,124	32,875	5.26%	816,464	32,600	5.34%
Less allowance for loan losses	(10,904)			(10,581)

Total interest-earning assets, net of allowance for loan losses	823,220			805,883
Noninterest-earning assets	47,859			44,986

Total assets	$871,079			$850,869

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$76,410	$364	0.64%	$73,916	$362	0.65%
Savings and money market accounts	111,780	571	0.68	110,892	693	0.84
Time deposits	362,379	5,838	2.15	372,887	6,922	2.48
Other borrowings	64,703	1,374	2.84	62,166	1,417	3.05

Total interest-bearing liabilities	615,272	8,147	1.77%	619,861	9,394	2.03%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	169,137			147,088
Other liabilities	7,242			7,504

Total liabilities	791,651			774,453
Shareholders’ equity	79,428			76,416

Total liabilities and shareholders’ equity	$871,079			$850,869

Net interest income		$24,728			$23,206

Net interest spread			3.49%			3.31%
Net interest margin			3.96%			3.80%

(1)	Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguish between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,
	2004 vs 2003
	Increase
	(Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$13	$(258)	$(245)
Taxable securities	267	694	961
Tax-exempt securities	(21)	—	(21)
Federal funds sold and other investments	(23)	17	(6)

Total increase in interest income	236	453	689
Interest-bearing liabilities:
Interest-bearing demand deposits	8	39	47
Savings and money market accounts	(10)	9	(1)
Time deposits	(35)	(97)	(132)
Other borrowings	99	(39)	60

Total increase (decrease) in interest expense	62	(88)	(26)

Total increase in net interest income	$174	$541	$715

	Nine Months Ended September 30,
	2004 vs 2003
	Increase
	(Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$438	$(1,705)	$(1,267)
Taxable securities	426	1,254	1,680
Tax-exempt securities	(67)	(2)	(69)
Federal funds sold and other investments	(79)	10	(69)

Total increase (decrease) in interest income	718	(443)	275
Interest-bearing liabilities:
Interest-bearing demand deposits	13	(11)	2
Savings and money market accounts	6	(128)	(122)
Time deposits	(189)	(895)	(1,084)
Other borrowings	59	(102)	(43)

Total decrease in interest expense	(111)	(1,136)	(1,247)

Total increase in net interest income	$829	$693	$1,522

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2004 was $215,000, down approximately $360,000 compared to $575,000 for the same quarter in 2003. This lower provision during the three months ended September 30, 2004 was primarily due to lower nonperforming loans.

     The provision for loan losses for the nine months ended September 30, 2004 was $1.1 million, down $4.3 million compared to $5.4 million for the same period in 2003. The higher provision during the nine months ended September 30, 2003 was primarily due to higher level of nonperforming loans. The allowance for loan losses as a percent of total loans (net of unearned interest, net deferred fees, and discounts) at September 30, 2004 and December 31, 2003 was 1.92% and 1.88%, respectively.

     Noninterest Income. Noninterest income for the three months ended September 30, 2004 was $1.8 million, down approximately $340,000 or 16.1% compared to $2.1 million for the same period in 2003. Customer service fees for the three months ended September 30, 2004 were $1.8 million, down approximately $204,000 compared to the same period in 2003 primarily due to charge offs of uncollectible late fees on loans. Gain on sale of loans for the three months ended September 30, 2004 was $18,000, down approximately $230,000 compared to $248,000 for the same period in 2003.

     Noninterest income for the nine months ended September 30, 2004 was $7.2 million, up approximately $451,000 or 6.7% compared to $6.7 million for the same period in 2003. Customer service fees for the nine months ended September 30, 2004 were $5.7 million, down approximately $286,000 compared to $6.0 million for the same period in 2003, primarily due to charge offs of uncollectible late fees on loans. Gain on sale of loans for the nine months ended September 30, 2004 was $587,000, up $76,000 compared to $511,000 for the same period in 2003 due to the sale of hospitality loans designated as held for sale. Income from foreclosed assets was $844,000, up $847,000 compared to a loss of $3,000 for the same period in 2003 primarily due to gain from the sale of the other real estate.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2004 was $7.8 million, up approximately $406,000 compared to $7.4 million for the same quarter in 2003. This increase was primarily due to a $1.3 million increase in salaries and employee benefits offset by an $824,000 lower of cost or market adjustment on loans held for sale in 2003 and a $118,000 decrease in other noninterest expense. Occupancy expense increased $42,000 to $1.4 million for the three months ended September 30, 2004 compared to the same period in prior year.

     Noninterest expense for the nine months ended September 30, 2004 was $21.7 million, up $142,000 compared to $21.5 million for the same period in 2003. The increase was primarily due to a $1.8 million increase in salaries and employee benefits and a $273,000 increase in occupancy expense partially offset by a $1.9 million decrease in other noninterest expense.

     Salaries and employee benefits for the nine months ended September 30, 2004 were $12.3 million, up approximately $1.8 million compared to $10.5 million for the same period in 2003, primarily due to $410,000 in incentive bonuses paid to executives, an increase in officer-level employees and an $800,000 severance payment to a senior executive. At September 30, 2004, the Company had 285 full-time equivalent (“FTE”) employees compared to 295 FTE employees at September 30, 2003, a decrease of 10 FTEs.

     Occupancy and equipment expense for the nine months ended September 30, 2004, was $4.2 million, up approximately $273,000 compared to $4.0 million for the same period in 2003 primarily due to increased equipment service contracts, higher contract security expenses, and increased building rental expenses due to additional leased space. Other noninterest expense for the nine months ended September 30, 2004 was $5.1 million, up $254,000 compared to $4.9 million for the same period in 2003 and primarily related to a $200,000 litigation accrual. In addition, the Company recorded a lower of cost or market adjustment on loans held-for-sale in 2003 of $2.1 million.

     The Company’s efficiency ratio for the three months ended September 30, 2004 was 75.15%, up from 73.91% for the same quarter in 2003 and was primarily due to higher noninterest expenses. The Company’s efficiency ratio for the nine months ended September 30, 2004 was 67.94%, down from 71.95% for the same period in 2003 primarily due a decrease in interest expense.

     Income Taxes. Income tax expense for the nine months ended September 30, 2004 was $2.9 million, compared with $818,000 for the same period in 2003. The Company’s effective tax rate was 31.5% and 27.2% for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rate is affected by the amount of tax-exempt income in relation to taxable income.

Financial Condition

     Loan Portfolio. Net loans at September 30, 2004 were $555.3 million, up $8.6 million or 1.6% from $546.7 million at December 31, 2003. Commercial and industrial loans decreased $2.6 million and real estate loans increased $7.9 million from December 31, 2003. The ratio of total loans to total deposits was 76.3% and 76.9%, respectively, at September 30, 2004 and December 31, 2003. At the same dates, total loans represented 63.2% and 64.3% of total assets, respectively.

     The following table summarizes the net loan portfolio of the Company by type of loan:

	As of September 30, 2004		As of December 31, 2003
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Commercial and industrial	$329,851	57.99%	$332,480	59.36%
Real estate mortgage:
Residential	12,256	2.15	14,315	2.56
Commercial	179,626	31.58	178,290	31.83
Real estate construction:
Residential	10,445	1.84	12,652	2.26
Commercial	22,735	4.00	11,906	2.12
Consumer and other	13,903	2.44	10,447	1.87

Gross loans	568,816	100.00%	560,090	100.00%

Less: unearned discounts, interest and net deferred fees	(2,697)		(2,954)

Total loans	566,119		557,136
Less: allowance for loan losses	(10,845)		(10,448)

Loans, net	$555,274		$546,688

     Nonperforming Assets. Net nonperforming assets at September 30, 2004 were $16.7 million compared to $25.0 million at December 31, 2003, a decrease of $8.3 million, primarily due to a $6.8 million decrease in nonaccrual loans and a $1.7 million decrease in other real estate. Approximately $12.0 million or 64.4% of the net nonperforming assets at September 30, 2004 were loans collateralized by real estate. As of September 30, 2004, the Company had approximately $56.5 million or 9.9% of the loan portfolio concentrated in the hospitality industry, compared to $70.8 million or 13.0% of the loan portfolio at September 30, 2003. Part of the decrease was due to the sale of loans with the remainder due to pay-downs and pay-offs. Management has been focusing its attention on minimizing the Bank’s credit risk through more diversified business development.

     The ratios of net nonperforming assets to total loans and other real estate at September 30, 2004 and December 31, 2003 were 2.94% and 4.46%, respectively. The ratios of net nonperforming assets to total assets were 1.86% and 2.88% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $3.2 million at September 30, 2004 compared to $3.3 million at December 31, 2003.

     The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. In connection with the SBA program, the Company may purchase a nonperforming loan to limit interest expense and the Bank’s exposure. As a result, the Company’s nonperforming loans may increase during the period of time in which any loan purchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$18,644	$25,442
Accruing loans 90 days or more past due	330	264
Other real estate	890	2,585
Other assets repossessed	—	—

Total non performing assets	19,864	28,291
Less:
Non performing loans guaranteed by the SBA, Ex-ImBank and OCCGF	(3,187)	(3,323)

Total net nonperforming assets	$16,677	$24,968

Total nonperforming assets to total assets	2.21%	3.26%
Total nonperforming assets to total loans and other real estate	3.50%	5.05%
Net nonperforming assets to total assets (1)	1.86%	2.88%
Net nonperforming assets to total loans and other real estate (1)	2.94%	4.46%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. The Company considers all nonaccrual loans to be impaired.

     The following is a summary of loans considered to be impaired:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$6,241	$14,967
Impaired loans with a SFAS No. 114 valuation reserve	15,205	10,475

Total recorded investment in impaired loans	$21,446	$25,442

Valuation allowance related to impaired loans	$3,384	$2,525

     The average recorded investment in impaired loans during the nine months ended September 30, 2004 and the year ended December 31, 2003 was $21.7 million and $21.5 million, respectively. Interest income on impaired loans of $10,000 was recognized for cash payments received during the nine months ended September 30, 2004.

     Allowance for Loan Losses. At September 30, 2004 and December 31, 2003, the allowance for loan losses was $10.8 million and $10.4 million, respectively, or 1.92% and 1.88% of total loans, respectively. Net charge-offs for the nine months ended September 30, 2004 were $668,000 compared with $5.1 million for the same period in 2003. The Company seeks recovery of charge-offs through all available channels.

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in the loan portfolio. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible. Recoveries are recorded when cash payments are received. The Company employs a systematic methodology for determining the allowance for loan losses that includes specific reserves on individual credits, historical loss analysis, and trends in portfolio composition, concentrations, nonperforming assets, delinquencies, economic conditions, and movements in loan quality grades. The loan quality grades are administered by ongoing reviews by loan officers, credit administration and the loan review department. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration. Specific review factors include, but are not limited to, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Average year-to-date total loans outstanding	$559,703	$557,385	$559,430	$550,794

Total loans outstanding at end of period	$566,119	$558,111	$566,119	$558,111

Allowance for loan losses at beginning of period	$11,033	$10,250	$10,448	$10,150
Provision for loan losses	215	575	1,065	5,390
Charge-offs:
Commercial and industrial	(606)	(556)	(1,732)	(4,781)
Real estate - mortgage	—	—	—	(755)
Real estate - construction	—	—	—	—
Consumer and other	(18)	(27)	(67)	(129)

Total charge-offs	(624)	(583)	(1,799)	(5,665)

Recoveries:
Commercial and industrial	170	236	966	537
Real estate - mortgage	1	4	103	44
Real estate - construction	—	—	—	—
Consumer and other	50	1	62	27

Total recoveries	221	241	1,131	608

Net loan charge-offs	(403)	(342)	(668)	(5,057)

Allowance for loan losses at end of period	$10,845	$10,483	$10,845	$10,483

Ratio of allowance to end of period total loans	1.92%	1.88%	1.92%	1.88%
Ratio of net loan charge-offs to end of period total loans	0.07	0.06	0.12	0.91
Ratio of allowance to end of period total nonperforming loans (1)	57.16	60.01	57.16	60.01
Ratio of allowance to end of period net nonperforming loans (2)	68.70	80.40	68.70	80.40

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Securities. At September 30, 2004, the securities portfolio was $288.3 million, reflecting an increase of $26.0 million or 9.9% from $262.3 million at December 31, 2003 primarily due to an increase in purchases of portfolio investments. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of September 30, 2004 approximately $35.1 million in short-term borrowings obtained from the FHLB have been utilized to fund mortgage-backed securities to increase interest-earning assets.

     Deposits. At September 30, 2004, total deposits were $741.9 million, up $16.9 million or 2.3% from $724.9 million at December 31, 2003. Noninterest-bearing demand deposits at September 30, 2004 decreased $685,000 or 0.4% to $168.4 million from $169.1 million at December 31, 2003. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2004 and December 31, 2003 were 22.7% and 23.3%, respectively. Interest-bearing deposits at September 30, 2004 increased $17.6 million or 3.2% to $573.5 million from $555.8 million at December 31, 2003.

     Other Borrowings. Other borrowings at September 30, 2004 were $60.9 million, up approximately $6.7 million compared to other borrowings of $54.2 million at December 31, 2003. The Company has two ten-year loans totaling $25.0 million from the FHLB to diversify its funding sources. The ten-year loans bear interest at an average rate of 5.00% per annum with a call option until maturity at September 2008. The Company has several FHLB advances totaling $35.1 million with weighted average fixed rates of 1.79%. These advances will mature in the fourth quarter of 2004. It is anticipated that the Company will renew these advances. These borrowings were part of a strategic plan to continue the growth of interest-earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately four years or less. Other short-term borrowings at September 30, 2004 consisted of approximately $775,000 in U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Federal funds purchased:
At end of period	$—	$—
Average during the period	—	55
Maximum month-end balance during the period	—	—
FHLB notes and advances:
At end of period	$60,100	$53,300
Average during the period	63,987	59,667
Maximum month-end balance during the period	74,300	69,300
Interest rate at end of period	3.13%	3.15%
Interest rate during the period	2.84	3.05
Other short-term borrowings:
At end of period	$775	$873
Average during the period	715	587
Maximum month-end balance during the period	1,057	873

     Liquidity. The Company’s loan to deposit ratio at September 30, 2004 was 76.31%. As of this same date, the Company had commitments to fund loans in the amount of $113.5 million. At September 30, 2004, the Company had stand-by letters of credit of $4.3 million, of which, the Company has recorded a liability of $17,524 at September 30, 2004, for the fair value of the Company’s potential obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. At July 1, 2004, the Federal Home Loan Bank increased the amount of available collateral eligible to secure advances and letters of credit. The Bank may now pledge small business, small farm, agriculture, and other real estate-based loans, in addition to 1-4 family and multi-family mortgage loans, up to an aggregate collateral value of 300% of Tier 1 capital. With its current level of collateral, the Company has the ability to borrow an additional $368.3 million from the FHLB.

     Capital Resources. Shareholders’ equity at September 30, 2004 was $83.7 million compared to $78.4 million at December 31, 2003, an increase of approximately $5.3 million or 6.8%. This was primarily the result of net income for the nine months ended September 30, 2004 of $6.3 million, partially offset by dividends declared for the nine months ended September 30, 2004 of $1.3 million.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2004 to the minimum and well-capitalized regulatory standards:

	Minumum		To Be Well
	Required For		Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	September 30, 2004
The Company
Leverage ratio	4.00	%(1)	N/A %	9.25%
Tier 1 risk-based capital ratio	4.00		N/A	13.10
Risk-based capital ratio	8.00		N/A	14.35
The Bank
Leverage ratio	4.00	%(2)	5.00%	9.04%
Tier 1 risk-based capital ratio	4.00		6.00	12.79
Risk-based capital ratio	8.00		10.00	14.05

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

     The Company believes that loans held-for-sale and the related lower of cost or market adjustment is also a critical accounting policy that requires significant judgments and estimates in the preparation of its consolidated financial statements. In estimating the requirement for market adjustments, management utilizes outside sources to determine the market value of the loans held-for-sale through solicitation of market bids or indications of market value. Decreases in market value are reflected in the consolidated statement of income under noninterest expense.

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

     A material weakness in internal control was discovered in June 2004 related to net deferred loan fees. Approximately $4.0 million of net deferred loan fees were not being amortized to interest income because not all net deferred fees were entered into the loan system. No procedure was in place to insure all relevant loan data was entered into the Company’s loan system. Additionally, a reconciliation of the net deferred loan fees entered in the loan system compared to the general ledger balance was not being performed. The lack of such preventative and detective controls allowed this accounting error to occur and escape detection. Procedures and controls that have subsequently been implemented are: (a) closing officers and loan processors have been instructed to ensure the net deferred loan fees are entered to the Company’s on-line loan system to facilitate the automated amortization of the net deferred loan fees over the life of the loan; (b) daily reconciliation of general ledger accounts with the loan system are performed by a processor in the loan servicing department and monitored by the department supervisor; and (c) the internal audit department will include an annual examination of this specific function and report to the Audit Committee. As a result of the material weakness identified with respect to net deferred loans fees, the Company’s condensed consolidated financial statements were restated. See Note 2 to the condensed consolidated financial statements.

     A material weakness in internal control was discovered in October 2004 related to late charges accrued on loans with no procedure in place to ensure the collectability of such charges. The lack of such preventative and detective controls allowed a $235,000 accounting error to occur and escape detection. Subsequently, procedures were put in place to review outstanding accrued late charges to assure collectability. The weakness in internal control related to late charges accrued on loans did not result in a material misstatement of the Company’s consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6 Exhibits

Exhibit
Number		Identification of Exhibit
11	-	Computation of Earnings Per Common Share, included as Note (3) to the Condensed Consolidated Financial Statements on Page 8 of this Form 10-Q.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: November 15, 2004		George M. Lee
Chief Executive Office (principal executive officer)

Date: November 15, 2004	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
11	-	Computation of Earnings Per Common Share, included as Note (3) to the Condensed Consolidated Financial Statements on Page 8 of this Form 10-Q.

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.