Form 10-K
period 2004-12-31
METROCORP BANCSHARES INC
filed 2005-03-21
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, par value $1.00 per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      As of March 4, 2005, the number of outstanding shares of Common Stock was 7,196,576.
      The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2004, the last business day of the registrant’s most recently completed second quarter, of $15.24 per share, was approximately $63.6 million.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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
      The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets by providing personalized service to the communities in Houston and Dallas. In the past, the Company has strategically opened each of its 13 banking offices in an area with large multicultural concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity.
      The Bank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and the Bank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, the Company expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened the Company’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, the Company has accomplished its growth internally through the establishment of de novo branches in various market areas. Since the Bank’s formation in 1987, it has established 11 branches in the greater Houston metropolitan area. In 1996, the Bank expanded into the Dallas metropolitan area, and with the success of the first Dallas area branch, opened 2 additional branch offices in 1998 and 1999, respectively. In 2004, the Company closed one of its banking offices in the Dallas area in an effort to realign its operations with its customer base.
Business
      Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful retail banking endeavor. The Company intends to focus more attention on integrating retail banking with commercial lending in 2005. To achieve its goals, the Company plans to synchronize performance objectives and implement incentive plans among departments. Specific goals include but are not limited to: (1) building solid customer relationships through cross-selling products and services, (2) targeting new mainstream markets to diversify the customer base, (3) ensuring that delivery systems for the Bank’s products and services are effective to produce the desired results, (4) reviewing the Bank’s product mix to ensure that customer needs and demands are being met with existing products, and (5) studying the effectiveness of the Bank’s customer service activities and implement enhancements, where applicable, to make certain that customer inquiries are being addressed timely and effectively.
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

Commercial and Industrial Loans. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Its commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2004, the Company’s commercial and industrial loan portfolio totaled $345.6 million or 57.9% of the gross loan portfolio. At that date, the Company had a concentration of loans in the hotel and motel industry of $56.0 million. Hotel and motel lending was originally targeted by the Company because of management’s particular expertise in this industry and a perception that it was an under-served market. More recently, the Company has broadened its lending strategy in efforts to further diversify its portfolio to other industries.

Commercial Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. As of December 31, 2004, the Company had a commercial mortgage portfolio of $188.1 million or 31.5% of the gross loan portfolio.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2004, the Company had a real estate construction portfolio of $42.6 million or 7.1% of the gross loan portfolio, of which, $9.8 million was residential and $32.9 million was commercial.

Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans, primarily collateralized by non-owner occupied residential properties, with a 15-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2004, the residential mortgage portfolio totaled $11.2 million or 1.9% of the gross loan portfolio.

Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2004, the Company had $85.3 million in the retained portion of its SBA loans, approximately $55.7 million of which was guaranteed by the SBA. For the SBA’s fiscal year ended September 30, 2004, the Company was ranked as the fourteenth largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume produced. Another source of government guaranteed lending provided by the Company is Business and Industrial loans (“B&I Loans”) which are guaranteed by the U.S. Department of Agriculture (the “USDA”) and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2004, the Company’s USDA portfolio totaled $2.7 million. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund (“OCCGF”), which is sponsored by the government of Taiwan. These loans are for people of Chinese descent or origin, who are not mainland Chinese by birth and who reside “overseas.” As of December 31, 2004, the Company’s OCCGF portfolio totaled $3.2 million.

Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government which provides guarantees for trade finance loans. At December 31, 2004, the Company’s aggregate trade finance portfolio commitments totaled approximately $11.8 million.
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
      On December 20, 2001, in collaboration with the Mexican Consulate of Houston, the Company introduced the Matricula Checking account as a service to the Hispanic community in the greater Houston metropolitan area. Using an official Matricula card issued by the consulate as identification, a Mexican national can open this account. Matricula Checking was the first account of this type in the Houston area. It addresses a significant social issue: Immigrants are typically unable to obtain acceptable identification and lack basic banking services. With this account, customers have a safe and secure place to keep their money, eliminating the need to carry or hide large sums of cash. The account allows the holder to write checks, execute transactions and make affordable wire transfers. Account holders can also designate individuals in Mexico to have limited ATM access to their account. As of December 31, 2004, deposits held in Matricula Checking accounts totaled approximately $1.8 million.
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
Employees
      As of December 31, 2004, the Company had 280 full-time equivalent employees, 44 of whom were officers of the Bank classified as Vice President or above. The Company considers its relations with employees to be satisfactory.
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

The Company
      The Company is a bank holding company registered under the Bank Holding Company Act, as amended, (the “BHCA”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal

Reserve System (“Federal Reserve Board”). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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
      However, the Gramm-Leach-Bliley Act, effective in 2001, amended the BHCA and granted certain expanded powers to bank holding companies. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve
      Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better. Presently, the Company has no plans to become a financial holding company.
      While the Federal Reserve Board serves as the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.
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
      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2004, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.82% and its ratio of total capital to total risk-weighted assets was 14.07%.
      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2004, the Company’s leverage ratio was 9.59%.
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
      Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2004, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.
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
      The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2004, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.51% and its ratio of total capital to total risk-weighted assets was 13.77%.
      The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2004, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.37%.
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
      On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the first quarter of 2005, the BIF and SAIF rates were .00144% of deposits.
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
Facilities
      The Company conducts business at 14 locations, 9 of which are leased. Included are 13 full-service banking locations and the Company’s corporate offices. The following table sets forth specific information on each location. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The lease for the Company’s corporate headquarters will expire in December 2005.

	Owned/		Deposits at
Location	Leased	Sq. Ft.	December 31, 2004

			(In thousands)
Houston Area:
Corporate Offices	Leased	40,059	$ N/A
9600 Bellaire Boulevard, Suite 252
Bellaire Boulevard	Leased	7,002	339,294
9600 Bellaire Boulevard, Suite 100
East	Owned	16,400	78,310
6730 Capitol at Wayside
Chinatown	Leased	2,500	29,742
1005 Saint Emanuel
Sugar Land	Owned	5,543	40,893
15144 Southwest Freeway
Harwin	Leased	11,000	30,853
10000 Harwin Drive
Clear Lake	Owned	2,255	26,638
2424 Bay Area Boulevard
Veterans Memorial	Owned	5,142	33,913
13480 Veterans Memorial Boulevard
Milam	Leased	3,933	16,236
2808 Milam Street
Boone Road	Leased	905	11,851
11205 Bellaire Boulevard, Suite B-9
Dulles	Owned	3,380	26,213
4639 Highway 6
Long Point	Leased	3,000	22,111
1426 Blalock
Dallas Area:
Richardson(1)	Leased	4,948	77,433
275 West Campbell Road
Dallas (Harry Hines)	Leased	6,350	21,566
2527 Royal Lane
Garland(2)	Leased	2,400	—
3500 West Walnut Street

(1)	Deposits at the Richardson location include deposits of $7.8 million that were previously attributed to the Garland location.

(2)	Closed on 9/30/04. Rent expense paid through 12/31/04.

Item 3.	Legal Proceedings
Legal Proceedings
      In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. The lawsuit does not seek a specified amount. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/ Commercial Services, Inc. The plaintiff has filed this case in both Federal and State courts. The U.S. Bankruptcy Court ruled in favor of the defendants. The plaintiff filed an appeal with the Fifth Circuit Court of Appeals which upheld the U.S. Bankruptcy Court’s ruling. The plaintiff has 90 days, or until March 31, 2005, to re-appeal the ruling. Based on the advice of counsel, management expects that the Federal court will deny the re-appeal, and the State Court will dismiss the suit, as the Federal Court ruling has precedence over the State Court suit.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “MCBI.” As of March 4, 2005, there were 7,196,576 shares outstanding and approximately 171 shareholders of record. The number of beneficial owners is unknown to the Company at this time.
      The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2004:

	High	Low

2004
Fourth quarter	$22.90	$18.81
Third quarter	19.00	14.00
Second quarter	15.68	14.00
First quarter	16.00	14.65
2003
Fourth quarter	$15.15	$12.50
Third quarter	13.08	12.10
Second quarter	14.30	11.94
First quarter	13.00	11.60
Dividends
      Holders of Common Stock are entitled to receive dividends when, and if declared by the Company’s Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since the fourth quarter 1998, there is no assurance that the Company will pay dividends in the future.
      The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2004	2003

Fourth quarter	$0.06	$0.06
Third quarter	0.06	0.06
Second quarter	0.06	0.06
First quarter	0.06	0.06

      The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Until capital surplus equals or exceeds capital, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. As of December 31, 2004, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total of all cash dividends declared by the bank in any calendar year exceeds the total of its net income for the current year and retained net income for the preceding two years. As of December 31, 2004, an aggregate of approximately $16.6 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
      In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.
Recent Sales of Unregistered Securities
      None
Issuer Purchases of Equity Securities
      None

Item 6.	Selected Consolidated Financial Data
      The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of and for each of the five years ended December 31, 2004 is derived from the Company’s Consolidated Financial Statements which have been audited by an independent registered public accounting firm. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$45,304	$43,287	$47,980	$54,940	$63,036
Interest expense	11,349	12,134	14,628	23,799	27,276

Net interest income	33,955	31,153	33,352	31,141	35,760
Provision for loan losses	1,565	5,690	3,853	3,799	7,508

Net interest income after provision for loan losses	32,390	25,463	29,499	27,342	28,252
Noninterest income	8,979	8,679	8,343	8,451	7,032
Noninterest expense	28,744	28,297	24,427	24,243	26,090

Income before provision for income taxes	12,625	5,845	13,415	11,550	9,194
Provision for income taxes	4,031	1,735	4,445	3,696	3,242

Net income	$8,594	$4,110	$8,970	$7,854	$5,952

Per Share Data:
Net income:
Basic	$1.20	$0.58	$1.28	$1.12	$0.85
Diluted	1.19	0.57	1.25	1.11	0.85
Book value	11.95	10.95	10.84	9.52	8.60
Tangible book value	11.95	10.95	10.84	9.52	8.60
Cash dividends	0.24	0.24	0.24	0.24	0.24
Weighted average shares outstanding (in thousands):
Basic	7,175	7,089	7,024	6,998	6,972
Diluted	7,230	7,213	7,154	7,059	6,973
Balance Sheet Data (Period End):
Total assets	$913,950	$867,016	$841,945	$743,706	$737,938
Securities	273,720	262,264	264,418	176,230	143,759
Loans (including loans held-for-sale)	594,536	557,136	530,571	495,441	485,518
Allowance for loan losses	10,863	10,448	10,150	8,903	9,271
Total deposits	755,053	724,941	691,361	642,751	625,906
Other borrowings	60,849	54,173	65,774	25,195	25,573
Total shareholders’ equity	85,723	78,373	76,224	66,809	60,004

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Balance Sheet Data (Average):
Total assets	$882,017	$852,946	$791,297	$728,607	$698,800
Securities	265,578	251,828	222,752	159,416	127,865
Loans (including loans held-for-sale)	565,920	551,287	506,901	476,134	487,439
Allowance for loan losses	10,944	10,595	9,238	9,315	8,589
Total deposits	728,683	708,575	656,824	626,970	590,217
Other borrowings	64,022	60,309	53,056	25,570	42,757
Total shareholders’ equity	81,044	76,333	71,452	64,329	54,114
Performance Ratios:
Return on average assets	0.97%	0.48%	1.13%	1.08%	0.85%
Return on average equity	10.60	5.38	12.55	12.21	11.00
Net interest margin	4.02	3.81	4.44	4.56	5.42
Efficiency ratio(1)	66.95	71.22	59.20	61.44	60.97
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	3.06%	5.05%	3.53%	1.12%	0.61%
Total nonperforming assets to total assets	2.00	3.26	2.23	0.75	0.40
Net charge-offs to total loans	0.19	0.97	0.49	0.84	1.19
Allowance for loan losses to total loans	1.83	1.88	1.91	1.80	1.91
Allowance for loan losses to nonperforming loans(2)	65.11	40.64	57.71	196.06	416.67
Capital Ratios:
Leverage ratio(3)	9.59%	9.08%	8.78%	9.11%	8.56%
Average shareholders’ equity to average total assets	9.19	8.95	9.03	8.82	7.73
Tier-1 risk-based capital ratio — period end	12.82	12.73	12.98	12.77	11.97
Total risk-based capital ratio — period end	14.07	13.98	14.24	14.03	13.23

(1)	Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding net securities gains/losses.

(2)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(3)	The leverage ratio is calculated by dividing Tier 1 capital by average assets for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

For the Years Ended December 31, 2004, 2003 and 2002
Overview
      The Company, primarily through the Bank, generates earnings from several sources. First, the Bank attracts customer deposits through its thirteen branches located in Houston and Dallas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CD’s”) and individual retirement accounts (“IRA’s”). With the funds attracted from the communities surrounding the branches, the Bank originates loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities. The Bank’s net interest income represents the difference between the interest income earned on loans and securities and the interest expense paid on customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Bank during each fiscal year and can be found on the Statement of Income under “net interest income”.
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
      The Bank may also generate earnings through the sale of loans and securities which are categorized on the Balance Sheet as “loans held-for-sale” or “securities available-for-sale”. While it is not uncommon to see such gains, they are generally not consistent throughout the year. This inconsistency is directly related to the availability and/or the market for these types of assets that the Bank might want to sell.
      Offsetting these earnings are operating expenses referred to as “noninterest expense”. Because banking is a very people intensive industry, the largest of the Bank’s operating expenses is salaries and employee benefits.
      Total assets at December 31, 2004 were $914.0 million, an increase of $47.0 million or 5.4% compared to $867.0 million at December 31, 2003. Total loans at December 31, 2004 were $594.5 million, an increase of $37.4 million or 6.7% compared to $557.1 million at December 31, 2003. Investment securities at December 31, 2004 were $273.7 million, up $11.5 million or 4.4% from $262.3 million at December 31, 2003. Total deposits at December 31, 2004 were $755.1 million, an increase of $30.1 million or 4.2% compared to $724.9 million at December 31, 2003. Other borrowings at December 31, 2004 were $60.8 million, up $6.7 million or 12.3% compared to $54.2 million at December 31, 2003.
      Total assets at December 31, 2003 were $867.0 million, an increase of $25.0 million or 3.0% compared to $842.0 million at December 31, 2002. Total loans at December 31, 2003 were $557.1 million, an increase of $26.5 million or 5.0% compared to $530.6 million at December 31, 2002. Investment securities at December 31, 2003 were $262.3 million, down $2.1 million or 0.8% from $264.4 million at December 31, 2002. Total deposits at December 31, 2003 were $724.9 million, an increase of $33.5 million or 4.9% compared to $691.4 million at December 31, 2002. Other borrowings at December 31, 2003 were $54.2 million, down $11.6 million or 17.6% compared to $65.8 million at December 31, 2002.
      Net income for the years ended December 31, 2004, 2003, and 2002 was $8.6 million, $4.1 million, and $9.0 million, respectively. Diluted earnings per common share for the years ended December 31, 2004, 2003, and 2002 were $1.19, $0.57, and $1.25, respectively. The Company’s returns on average assets for the years ended December 31, 2004, 2003, and 2002 were 0.97%, 0.48%, and 1.13%, respectively. The Company’s returns on average equity for the same periods were 10.60%, 5.38%, and 12.55%, respectively. The 2004 increases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to an increase in earning assets, a reduction in the provision for loan losses and no lower of cost or market adjustment on loans held-for-sale.
      The 2004 provision for loan losses was $1.6 million, down $4.1 million or 71.9% compared to $5.7 million in 2003. The reduction in the provision was the result of a reduced level of nonperforming assets. In 2003, management recorded an additional provision due to the results of continued asset quality risk assessment procedures, an increase in the loan portfolio and an increase in nonperforming loans.

      In June 2003, the Company transferred the status of approximately $13.1 million in hospitality-related loans to held-for-sale. While the Company has not historically made such transfers, the high concentration of these loans was deemed excessive, and the Bank deemed it necessary to reduce the Company’s exposure to credit risk. At December 31, 2004, one restaurant loan totaling $1.9 million remained in loans held-for-sale. The Company may consider future transfers with concentrations in hospitality and other related loans that may expose the Company to potential losses.
Results of Operations

Net Interest Income
      Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.
      2004 versus 2003. Net interest income, before provision for loan losses, in 2004 was $34.0 million compared to $31.2 million in 2003, an increase of $2.8 million or 9.0%. The increase in net interest income was primarily due to a $2.0 million increase in interest income and a $785,000 decrease in interest expense. The net interest spread is the difference between the yield on earning assets and the cost of interest-bearing liabilities. The net interest spread increased 20 basis points to 3.54% in 2004 from 3.34% in 2003. The increase in the net interest spread is the result of a 6 basis point increase in the average yield on earning assets and a 14 basis point decrease in the average rate paid for interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is annualized interest expense divided by average earning assets. In 2004, the net interest margin increased to 4.02% from 3.81% in 2003, an increase of 21 basis points. The increased net interest margin reflects the increase in the average yield on earning assets of 6 basis points and the effect of a 14 basis point decrease in the cost of earning assets.
      Interest income in 2004 was $45.3 million, up $2.0 million or 4.7% compared with $43.3 million in 2003. The increase in interest income was primarily due to an increase in loans and higher yields on a larger portfolio of taxable securities. Interest expense in 2004 was $11.3 million, down $785,000 or 6.5% compared with $12.1 million in 2003. The decrease in interest expense is primarily due to lower interest rates paid for interest-bearing liabilities in 2004. The average cost of interest-bearing liabilities decreased 14 basis points from 1.96% in 2003 to 1.82% in 2004. Net interest income for 2004 was 9.0% higher than net interest income in 2003 primarily due to an increase in the yield on earning assets of 6 basis points that was enhanced by a decrease in the cost of interest-bearing liabilities of 14 basis points. The Federal Reserve Board’s interest rate reductions in 2003 contributed to the lower yields in that year, while the interest rate floors on approximately 64.7% of the loan portfolio helped to soften the decline in yield on earning assets. The higher net interest income in 2004 compared to 2003 primarily reflects the Federal Reserve Board’s interest rate increases beginning June 30, 2004, and continuing through the second half of the year. As interest rates increased, many of the floating rates loans did not experience rate increases as the floors on these loans exceeded the prime-based pricing. At December 31, 2004, approximately 70.1% of gross loans had interest rate floors with a weighted average yield of 6.55%.
      2003 versus 2002. Net interest income, before the provision for loan losses, in 2003 was $31.2 million compared with $33.4 million in 2002, a decrease of $2.2 million or 6.6%. The decrease in net interest income for 2003 was primarily due to a decrease of $4.7 million in interest income that was partially offset by a decrease of $2.5 million in interest expense. The net interest spread in 2003 decreased 51 basis points to 3.34% compared to 3.85% in 2002. The decrease in the net interest spread reflects a decrease of 108 basis points in the average yield on earning assets that was partially offset by a decrease of 57 basis points in the average rate paid for interest-bearing liabilities. The net interest margin in 2003 decreased 63 basis points to 3.81% compared to 4.44% in 2002 and primarily reflects the 108 basis point decline in the average yield on earning assets that was partially offset by a decline in the cost of earning assets of 45 basis points.
      Interest income in 2003 was $43.3 million compared with $48.0 million in 2002, a decrease of $4.7 million or 9.8%. The decrease in interest income for 2003 was primarily due to the lower interest rate economy, a lower yield on loans as a result of refinancing, increased nonaccrual loan balances, and lower yields on the investment portfolio. Approximately 85.1% of the loans in the loan portfolio have variable interest rates tied to the prime rate and are, therefore, sensitive to interest rate movement. However, at December 31, 2003, approximately 64.7% of gross loans had interest rate floors with a weighted average yield of 5.88%. This was down 70 basis points from 6.58% at December 31, 2002, primarily as a result of new loans with floors at lower interest rates in addition to refinanced interest rate floors on pre-existing loans. These floor rates helped to partially offset the decline in loan interest rate yield. The average yield on the total loan portfolio for 2003 was 6.29%, down 106 basis points compared to 7.35% in 2002. The average yield on the investment portfolio for 2003 was 3.23%, down 115 basis points compared to 4.38% in 2002. The yield on average earning assets for 2003 was 5.30%, down 108 basis points compared to 6.38% in 2002.
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

	Year Ended December 31,

	2004			2003			2002

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (including loans held-for-sale)	$565,920	$34,711	6.13%	$551,287	$34,691	6.29%	$506,901	$37,256	7.35%
Taxable securities	247,071	9,441	3.82	227,054	7,321	3.22	195,649	9,080	4.64
Tax-exempt securities	18,507	917	4.95	20,095	997	4.96	23,362	1,160	4.97
Federal funds sold and other temporary investments	13,186	235	1.78	18,854	278	1.47	25,843	484	1.87

Total interest-earning assets	844,684	45,304	5.36%	817,290	43,287	5.30%	751,755	47,980	6.38%

Less allowance for loan losses	(10,944)			(10,595)			(9,238)

Total interest-earning assets, net of allowance for loan losses	833,740			806,695			742,517
Noninterest earning assets	48,277			46,251			48,780

Total assets	$882,017			$852,946			$791,297

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$79,327	$536	0.68%	$73,987	$460	0.62%	$71,059	$837	1.18%
Saving and money market accounts	113,164	802	0.71	111,867	885	0.79	110,372	1,378	1.25
Time deposits	367,424	8,133	2.21	371,500	8,942	2.41	342,707	10,595	3.09
Federal funds purchased	—	—	—	55	1	1.82	162	4	2.47
Other borrowings	64,022	1,878	2.93	60,255	1,846	3.06	52,894	1,814	3.43

Total interest-bearing liabilities	623,937	11,349	1.82%	617,664	12,134	1.96%	577,194	14,628	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	168,768			151,221			132,686
Other liabilities	8,268			7,728			9,965

Total liabilities	800,973			776,613			719,845
Shareholders’ equity	81,044			76,333			71,452

Total liabilities and shareholders’ equity	$882,017			$852,946			$791,297

Net interest income		$33,955			$31,153			$33,352

Net interest spread			3.54%			3.34%			3.85%
Net interest margin			4.02%			3.81%			4.44%

      The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,

	2004 vs 2003			2003 vs 2002

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans (including loans held-for-sale)	$921	$(901)	$20	$3,262	$(5,827)	$(2,565)
Taxable securities	645	1,475	2,120	1,457	(3,216)	(1,759)
Tax-exempt securities	(79)	(1)	(80)	(162)	(1)	(163)
Federal funds sold and other temporary investments	(84)	41	(43)	(131)	(75)	(206)

Total increase (decrease) in interest income	1,403	614	2,017	4,426	(9,119)	(4,693)
Interest-bearing liabilities:
Interest-bearing demand deposits	33	43	76	34	(411)	(377)
Saving and money market accounts	10	(93)	(83)	19	(512)	(493)
Time deposits	(98)	(711)	(809)	890	(2,543)	(1,653)
Federal funds purchased	(1)	—	(1)	(3)	—	(3)
Other borrowings	115	(83)	32	252	(220)	32

Total increase (decrease) in interest expense	59	(844)	(785)	1,192	(3,686)	(2,494)

Increase (decrease) in net interest income	$1,344	$1,458	$2,802	$3,234	$(5,433)	$(2,199)

Provision for Loan Losses
      Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “— Financial Condition — Allowance for Loan Losses.” The 2004 provision for loan losses was $1.6 million, down by $4.1 million or 71.9% compared to $5.7 million in 2003. The reduction in the provision was the result of a reduced level of nonperforming loans. In 2003, management recorded an additional provision due to the results of continued asset quality risk assessment procedures, an increase in the loan portfolio and an increase in nonperforming loans. As of December 31, 2004, total nonperforming assets were $18.3 million compared to $28.3 million in 2003. The decrease in nonperforming assets in 2004 compared to 2003 was primarily related to an $8.9 million decrease in nonaccrual loans.
      The ratio of the allowance for loan losses to total loans at December 31, 2004 was 1.83% compared with 1.88% and 1.91% at December 31, 2003 and 2002, respectively. The Company strives to maintain its allowance for loan losses at target levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income
      For the years ended December 31, 2004, 2003 and 2002, noninterest income was $9.0 million, $8.7 million, and $8.3 million, respectively, reflecting an increase of approximately $300,000 or 3.5% in 2004 compared to 2003, and an increase of $336,000 or 4.0% in 2003 compared to 2002. The service fees category of noninterest income includes monthly deposit account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees. Service fees for 2004 were $6.7 million, up $157,000, primarily due to increased NSF charges, and increased check cashing and wire transfer fees, partially offset by a decrease of $118,000 in service charge income. Other loan-related fees for 2004 were $400,000, down $609,000 compared to $1.0 million in 2003 primarily due to reduced consumer late charges and a decrease in mortgage loan income and administrative fees. The increase in noninterest income in 2004 includes a gain on foreclosed assets of $900,000.
      The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Service fees	$6,701	$6,544	$6,670
Other loan-related fees	400	1,009	1,083
Letters of credit commissions and fees	577	516	610
Gain (loss) on sale of investment securities, net	(97)	165	34
Gain on sale of loans	605	600	322
Foreclosed assets, net	728	(248)	(624)
Other noninterest income	65	93	248

Total noninterest income	$8,979	$8,679	$8,343

Noninterest Expense
      For the years ended December 31, 2004, 2003 and 2002, noninterest expense was $28.7 million, $28.3 million, and $24.4 million, respectively, reflecting an increase of approximately $447,000 or 1.6% in 2004 compared to 2003, and an increase of $3.9 million or 15.9% in 2003 compared to 2002.
      The increase in noninterest expense in 2004 compared with 2003 was primarily due to increased salary and benefits expense and occupancy expense and no cost or market adjustment on loans held-for-sale compared with an adjustment of $2.1 million in 2003.
      The increase in noninterest expense in 2003 compared with 2002 was primarily due to higher employee salaries and benefits expense as a result of annual salary adjustments and a $2.1 million lower of cost or market adjustments on loans held-for-sale. Legal and professional fees in 2003 increased approximately $987,000 as a result of increased costs related to matters concerning problem assets. Occupancy and equipment expense in 2003 increased approximately $272,000 and was primarily the result of additional leased space in the corporate offices.
      In June 2003, the Company transferred the status of approximately $13.1 million in hospitality-related loans to held-for-sale. While the Company has not historically made such transfers, the high concentration of these loans was deemed necessary to reduce the Company’s exposure to credit risk. In August 2003, an additional $3.9 million composed of two restaurant loans totaling $2.6 million and an office building loan of $1.3 million, was transferred to held-for-sale. Approximately $11.0 million of the loans held-for-sale were sold during 2003 and a gain of approximately $139,000 was recognized. The remaining $6.0 million were held-for-sale at December 31, 2003 and were carried at the lower of cost or market. During 2003, the Company recorded lower of cost or market adjustments of $2.1 million on the loans held-for-sale. During 2004, approximately $3.3 million of the loans held-for-sale were sold and a gain of approximately $335,000 was recognized. At December 31, 2004, one restaurant loan totaling $1.9 million remained in loans held-for-sale. The Company may consider future transfers in loan categories with excessive concentrations that may expose the Company to potential losses.

      Salaries and employee benefits for the years ended December 31, 2004, 2003 and 2002 was $16.1 million, $14.1 million, and $13.5 million, respectively, reflecting an increase of $2.0 million or 14.1% in 2004 compared to 2003 and a $589,000 or 4.4% increase in 2003 compared to 2002. The increase in 2004 versus 2003 is due to additional performance incentive bonus accruals, an increase in officer-level employees, and approximately $800,000 in severance payments to senior executives. The increase in 2003 versus 2002 primarily reflected the result of annual salary adjustments. Total full-time equivalent employees at December 31, 2004, 2003 and 2002 were 280, 299 and 309, respectively.
      The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$16,104	$14,109	$13,520
Lower of cost or market adjustment on loans held-for-sale	—	2,149	—
Occupancy and equipment	5,723	5,361	5,089
Data processing	33	99	94
Legal and professional fees	1,145	1,555	568
Advertising	240	244	314
Printing and supplies	702	597	572
Telecommunications	463	500	578
Other noninterest expense	4,334	3,683	3,692

Total noninterest expenses	$28,744	$28,297	$24,427

      The efficiency ratio is a measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. The Company’s efficiency ratio for 2004 was 66.95%, an improvement from the 2003 efficiency ratio of 71.22%, primarily due to net interest income and noninterest income increasing more than noninterest expense. The Company’s efficiency ratio for 2003 reflects the impact of the lower of cost or market adjustments on loans held-for-sale and the decline in the net interest margin.

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
      Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. Income tax expense for 2004 was $4.0 million, an increase of approximately $2.3 million or 132.3% from income tax of $1.7 million in 2003. Income tax expense for 2003 was down approximately $2.7 million or 61.0% from income tax of $4.4 million in 2002. The effective income tax rates in 2004, 2003 and 2002 were 31.7%, 29.7% and 33.1%, respectively. The effective income tax rate in 2004 was higher than 2003 as a result of lower tax-exempt interest income relative to pre-tax income. While the tax-exempt interest income remained relatively constant between the two years, pre-tax income increased 116.0% from $5.8 million to $12.6 million.
      The Texas franchise tax was $222,000, $185,000 and $57,000 in 2004, 2003, and 2002, respectively. In 2002, the Company received a franchise tax refund as a result of a franchise tax audit conducted on tax years 1999, 2001, and 2002.

Impact of Inflation
      The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “— Financial Condition — Interest Rate Sensitivity and Liquidity.”
Financial Condition

Loan Portfolio
      Total loans, which include approximately $1.9 million in loans held-for-sale, were $594.5 million at December 31, 2004, up $37.4 million or 6.7% from $557.1 million at December 31, 2003. The increase in 2004 represented growth of $13.1 million in commercial and industrial loans, $6.7 million in real estate mortgage loans and $18.1 million in real estate construction loans and was partially offset by a decrease in consumer and other loans of $891,000. Total loans, which include approximately $6.0 million in loans held-for-sale, were $557.1 million at December 31, 2003, an increase of $26.5 million or 5.0% from $530.6 million at December 31, 2002. The $26.5 million increase in 2003 compared to 2002 reflected increases of $7.1 million in commercial and industrial loans, $18.8 million in real estate loans and $161,000 in consumer and other loans.
      For the years ended December 31, 2004, 2003, and 2002, the ratios of total loans to total deposits were 78.7%, 76.9%, and 76.7%, respectively. For the same periods, total loans represented 65.1%, 64.3%, and 63.0%, of total assets, respectively.
      The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$345,570	57.88%	$332,480	59.36%	$325,424	60.94%	$312,899	62.67%	$298,134	60.92%
Real estate mortgage
Residential	11,199	1.87	14,315	2.56	7,326	1.37	7,833	1.57	10,141	2.07
Commercial	188,121	31.51	178,290	31.83	165,608	31.01	131,022	26.24	128,242	26.20

	199,320	33.38	192,605	34.39	172,934	32.38	138,855	27.81	138,383	28.27

Real estate construction
Residential	9,761	1.64	12,652	2.26	10,589	1.99	5,962	1.19	7,542	1.54
Commercial	32,868	5.50	11,906	2.12	14,805	2.76	30,215	6.05	32,059	6.55

	42,629	7.14	24,558	4.38	25,394	4.75	36,177	7.24	39,601	8.09

Consumer and other	9,556	1.60	10,447	1.87	10,286	1.93	11,364	2.28	11,986	2.45
Factored receivables	—	—	—	—	—	—	—	—	1,297	0.27

Gross loans	597,075	100.00%	560,090	100.00%	534,038	100.00%	499,295	100.00%	489,401	100.00%

Less: unearned discounts, interest and deferred fees	(2,539)		(2,954)		(3,467)		(3,854)		(3,883)

Total loans	$594,536		$557,136		$530,571		$495,441		$485,518

      Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:
      Commercial and Industrial Loans. The primary lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2004, approximately $241.1 million or 69.8% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2004, the Company’s commercial and industrial loan portfolio totaled $345.6 million or 57.9% of the gross loan portfolio.
      Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period with balloon payments due at the end of five to seven years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2004, the Company had a commercial mortgage portfolio of $188.1 million or 31.5% of the gross loan portfolio.
      Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2004, the Company had a real estate construction portfolio of $42.6 million or 7.1% of the gross loan portfolio, of which $9.8 million was residential and $32.9 million was commercial.
      Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by Fannie Mae. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2004 was $9.9 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization primarily collateralized by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2004, the Company’s residential mortgage portfolio totaled $11.2 million.
      Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. The Company specializes in SBA loans to minority-owned businesses. As of December 31, 2004, the Company had $85.3 million in the retained portion of SBA loans, approximately $55.7 million of which was guaranteed by the SBA. These loans are included in most all types of loans such as commercial and industrial, real estate mortgage, and real estate construction.
      For the SBA’s fiscal year ended September 30, 2004, the Company was the fourteenth largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume. SBA loan originations were $18.0 million and $25.7 million for the years ended December 31, 2004 and 2003, respectively. Another source of government guaranteed lending is B&I loans which are guaranteed by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2004, the Company’s USDA portfolio totaled $2.7 million. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. These loans are for people of Chinese descent or origin, who are not mainland Chinese by birth and reside “overseas.” As of December 31, 2004, the Company’s OCCGF portfolio totaled $3.2 million.
      Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2004, the Company’s aggregate trade finance portfolio commitments totaled approximately $11.8 million.
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
      Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpay-

ment. In addition, as further risk protection, the Company rarely makes loans at its legal lending limit. Although the Company’s legal loan limit is $14.1 million to one borrower, the Company generally does not make loans larger than $5 million to $7 million to one borrower. Loans are approved by lending officers pursuant to a lending authorization schedule which is based on each loan officer’s credit experience and portfolio. The Bank’s Loan Committee approves loans between $1.5 million and $2.0 million. The Directors Credit Committee approves loans over $2.0 million. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets”, are designed to minimize the risk of nonpayment with respect to outstanding loans.
      The following table summarizes the industry concentrations (greater than 25% of capital) of the Company’s loan portfolio, which includes loans held-for-sale of $1.9 million and $8.2 million at December 31, 2004 and 2003, respectively. There were no loans held for sale at December 31, 2002.

	As of December 31,

	2004	2003	2002

	(Dollars in thousands)
Convenience stores/gasoline stations	$42,404	$46,290	$44,147
Hotels/ Motels	55,974	69,877	86,632
Nonresidential building for rent/lease	179,052	131,482	118,567
Restaurants	48,370	52,902	49,769
Wholesale trade	60,782	64,181	60,538
All other	210,493	195,358	174,385

Gross loans	$597,075	$560,090	$534,038

      The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2004 are summarized in the following table:

	As of December 31, 2004

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$84,674	$170,442	$90,454	$345,570
Real estate mortgage:
Residential	6,265	3,430	1,504	11,199
Commercial	32,804	150,214	5,103	188,121
Real estate construction:
Residential	7,950	1,811	—	9,761
Commercial	5,412	13,395	14,061	32,868
Consumer	1,617	7,334	605	9,556

Total	$138,722	$346,626	$111,727	$597,075

Loans with a predetermined interest rate	$24,732	$37,101	$4,818	$66,651
Loans with a floating interest rate	113,990	309,525	106,909	530,424

Total	$138,722	$346,626	$111,727	$597,075

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
      The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. Grades of 1-10 are applied to each loan where grades of 7-10 require the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/ Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the chief credit officer.
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
      The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of management, full payment of loan principal or interest is in doubt. All loans past due 90 days are placed on nonaccrual status unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. In addition to nonaccrual loans, the Company evaluates on an ongoing basis other loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.
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
      2004 versus 2003. Total nonperforming assets at December 31, 2004 and 2003 were $18.3 million and $28.3 million, respectively, a decrease of $10.0 million. Nonaccrual loans at December 31, 2004 and 2003 were $16.5 million and $25.4 million, respectively, a decrease of $8.9 million. The decrease in nonperforming assets in 2004 compared to 2003 was primarily related to an $8.9 million decrease in nonaccrual loans The largest loans included in nonaccrual loans at December 31, 2004 were loans previously placed on nonaccrual status in 2003 and 2002. The largest of these loans is a hotel loan with a balance of $5.0 million as of December 31, 2004. The next two largest nonaccrual loans were commercial loans to a restaurant and a wholesale food distributor, having balances of $3.2 million each as of December 31, 2004. While each of these loans continues to make payments, they remain on nonaccrual status due to the uncertainty of future cash flows. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.8 million and $1.0 million would have been recorded on these loans during the years ended December 31, 2004 and 2003, respectively.
      2003 versus 2002. Total nonperforming assets at December 31, 2003 and 2002 were $28.3 million and $18.8 million, respectively, an increase of $9.5 million. Nonaccrual loans at December 31, 2003 and 2002 were $25.4 million and $17.2 million, respectively, an increase of $8.2 million. The increase in nonperforming assets in 2003 compared to 2002 was primarily related to the $8.2 million increase in nonaccrual loans. The largest loan included in nonaccrual loans at December 31, 2003 was a $5.3 million hotel loan that was placed on nonaccrual status in the fourth quarter of 2003. The second largest was a $3.7 million commercial loan to a wholesale food distributor that was added to nonaccrual status in the third quarter of 2002. While each of these loans was continuing to make payments as of December 31, 2003, they have been placed on nonaccrual status due to uncertainty of future cash flows and the ability of the borrower to service the debt. A restaurant loan in the amount of $3.6 million was added to nonaccrual status in 2003. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.0 million and $657,000 would have been recorded on these loans during the years ended December 31, 2003 and 2002, respectively.
      Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $3.0 million and $3.3 million at December 31, 2004 and 2003. Nonperforming assets, net of their guaranteed portions, were $15.2 million and $25.0 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 2.55% and 4.46% at December 31, 2004 and 2003, respectively. The ratios for net nonperforming assets to total assets were 1.67% and 2.88%, for the same periods, respectively.
      The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual loans	$16,504	$25,442	$17,209	$3,758	$2,225
Accruing loans 90 days or more past due	181	264	380	783	—
Other real estate (“ORE”) and other assets repossessed (“OAR”)	1,566	2,585	1,190	969	757

Total nonperforming assets	18,251	28,291	18,779	5,510	2,982
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(3,032)	(3,323)	(3,310)	(1,833)	(1,049)

Net nonperforming assets	$15,219	$24,968	$15,469	$3,677	$1,933

Total nonperforming assets to total loans and ORE/ OAR	3.06%	5.05%	3.53%	1.11%	0.61%
Total nonperforming assets to total assets	2.00	3.26	2.23	0.74	0.40
Net nonperforming assets to total loans and ORE/ OAR	2.55	4.46	2.91	0.71	0.40
Net nonperforming assets to total assets	1.67	2.88	1.84	0.49	0.26

Allowance for Loan Losses
      The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk grading of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. In addition, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the amount of potential charge-offs for the period, the amount of nonperforming loans and related collateral security are considered in determining the allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. Charge-offs occur when loans are deemed to be uncollectible in whole or in part. Estimates of loan losses involve an exercise of judgment. While it is possible that in the short-term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.
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
      The Company allocates the allowance for loan losses according to management’s assessments of risk inherent in the portfolio. In addition, on July 6, 2002, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues”, which requires companies to have adequate documentation on the development and application of a systematic methodology in determining the allowance for loan losses. The Company believes that it is in compliance with the requirements of SAB No. 102.

      The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated:

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Average total loans outstanding	$565,920	$551,287	$506,901	$476,134	$487,439

Total loans outstanding at end of period	$594,536	$557,136	$530,571	$495,441	$485,518

Allowance for loan losses at beginning of period	$10,448	$10,150	$8,903	$9,271	$7,537
Provision for loan losses	1,565	5,690	3,853	3,799	7,508
Charge-offs:
Commercial and industrial	(2,660)	(5,173)	(2,721)	(4,075)	(1,479)
Real estate — mortgage	—	(755)	(271)	—	(23)
Real estate — construction	—	—	—	—	—
Consumer and other	(175)	(193)	(132)	(201)	(5,524)

Total charge-offs	(2,835)	(6,121)	(3,124)	(4,276)	(7,026)

Recoveries:
Commercial and industrial	1,509	593	450	54	901
Real estate — mortgage	104	100	20	11	8
Real estate — construction	—	—	—	—	—
Consumer and other	72	36	48	44	343

Total recoveries	1,685	729	518	109	1,252

Net charge-offs	(1,150)	(5,392)	(2,606)	(4,167)	(5,774)

Allowance for loan losses at end of period	$10,863	$10,448	$10,150	$8,903	$9,271

Ratio of allowance to end of period total loans	1.83%	1.88%	1.91%	1.80%	1.91%
Ratio of net charge-offs to end of period total loans	0.19	0.97	0.49	0.84	1.19
Ratio of allowance to end of period nonperforming loans	65.11	40.64	57.71	196.06	416.67
      For the years ended December 31, 2004, 2003, and 2002, net charge-offs were $1.2 million, $5.4 million, and $2.6 million, respectively. The significant charge-offs for the year 2004 were primarily related to the wholesale trade industry where approximately $1.2 million was charged off. The largest individual charge-off in this category was $795,000. The second largest individual charge-off was $393,000 on a loan in the hospitality industry. The third largest individual charge-off was $377,000 on a wholesale trade company in an unrelated line of business to the largest charge-off noted above. Approximately $392,000 in charge-offs was related to the convenience store and gas station industry, where the largest charge-off was $100,000. Approximately $1.1 million of recoveries came from the hospitality industry where the largest individual recovery was $910,000.
      The significant charge-offs for the year 2003 were primarily related to the hospitality industry where approximately $3.0 million was charged off. The largest charge-off in this category was $1.9 million on a hospitality loan. The second largest charge-off in this category was approximately $659,000 on a hospitality loan. Approximately $612,000 in charge-offs were related to the wholesale trade business, where the largest charge-off was $404,000. Charge-offs related to the restaurant business were approximately $448,000, with the largest charge-off being $220,000.

      The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,

	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$6,119	57.88%	$6,281	59.36%	$6,383	60.94%	$5,054	62.67%	$4,814	60.92%
Real estate — mortgage	2,669	33.39	2,460	34.39	2,285	32.38	1,947	27.81	758	28.27
Real estate — construction	615	7.13	267	4.38	355	4.75	274	7.24	230	8.09
Consumer and other	79	1.60	101	1.87	136	1.93	686	2.28	444	2.45
Factored receivables	—	—	—	—	—	—	—	—	20	0.27
Unallocated	1,381	—	1,339	—	991	—	942	—	3,005	—

Total allowance for loan losses	$10,863	100.00%	$10,448	100.00%	$10,150	100.00%	$8,903	100.00%	$9,271	100.00%

      The level of allowance for loan losses has remained relatively constant in 2004 and 2003 even though net charge-offs have decreased. This is primarily due to a still relatively high level of nonperforming loans. While nonaccrual loans decreased in 2004, uncertainties still exist.

Securities
      The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 2004, the fair value of securities was $273.7 million, an increase of $11.4 million or 4.3% from the fair value of securities at December 31, 2003. The increase in 2004 was primarily the result of deposit growth in excess of that required to fund loan growth. At December 31, 2003, the fair value of securities totaled $262.3 million, a decrease of $2.1 million or 1.1% from $264.4 million at December 31, 2002. The decrease in 2003 was primarily the result of excess liquidity created from increased deposits that was reinvested into loans rather than securities.
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

      The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown. The Company had no securities classified as trading or held-to-maturity at December 31, 2004, 2003 and 2002.

	As of December 31, 2004				As of December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available-for-Sale
U.S. Treasury securities and obligations of U.S. government agencies	$5,005	$—	$(18)	$4,987	$4,965	$—	$(12)	$4,953
Obligations of state and political subdivisions	18,105	1,030	—	19,135	18,925	1,249	—	20,174
Mortgage-backed securities and collateralized mortgage obligations	222,977	1,344	(1,179)	223,142	209,323	1,170	(1,254)	209,239
Other debt securities	1,979	14	—	1,993	1,096	3	(10)	1,089
Investment in ARM and CRA funds	18,772	89	(205)	18,656	21,739	73	(203)	21,609
FHLB/ Federal Reserve Bank Stock	5,807	—	—	5,807	5,200	—	—	5,200

Total Securities	$272,645	$2,477	$(1,402)	$273,720	$261,248	$2,495	$(1,479)	$262,264

	As of December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,488	$50	$—	$2,538
Obligations of state and political subdivisions	22,059	591	(2)	22,648
Mortgage-backed securities and collateralized mortgage obligations	180,599	2,862	(151)	183,310
Other debt securities	2,378	33	(20)	2,391
Investment in an ARM and CRA funds	48,982	169	—	49,151
FHLB/ Federal Reserve Bank Stock	4,380	—	—	4,380

Total securities	$260,886	$3,705	$(173)	$264,418

     The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields as of December 31, 2004. No tax-equivalent adjustments were made.

	As of December 31, 2004

			After One Year		After Five Years
	Within		But Within		But Within
	One Year		Five Years		Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	—	$—	—	$5,005	4.38%	$—	—	$5,005	4.38%
Obligations of state and political subdivisions	345	5.13%	2,595	5.03%	5,077	4.81	10,088	4.95%	18,105	4.93
Mortgage-backed securities and collateralized mortgage obligations	—	—	1,598	5.41	57,227	4.20	165,131	2.38	223,956	2.86
Other debt securities	—	—	—	—	—	—	1,000	5.61	1,000	5.61
Investment in ARM and CRA funds	—	—	—	—	—	—	18,772	3.00	18,772	3.00
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	5,807	2.46	5,807	2.46

Total Securities	$345	5.13%	$4,193	5.18%	$67,309	4.26%	$200,798	2.58%	$272,645	3.04%

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
      As of December 31, 2004, 2003 and 2002, 71.6%, 73.7%, and 80.2%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2004, approximately $10.7 million or 4.8% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.
      Included in the Company’s mortgage-backed securities at December 31, 2004, 2003 and 2002, were $97.5 million, $77.7 million, and $100.2 million, respectively, in agency-issued collateralized mortgage obligations (CMOs). CMOs are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae, or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

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

Deposits
      The Company’s lending and investing activities are funded principally by deposits. At December 31, 2004, 50.8% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 27.6% were interest-bearing savings, NOW, and money market accounts and 21.6% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2004 were $755.1 million compared with $724.9 million at December 31, 2003 and $691.4 million at December 31, 2002. This represents annual increases over the two-year period of $30.1 million or 4.2% and $33.6 million or 4.6%, respectively.
      Average noninterest-bearing demand deposits for the year ended December 31, 2004 were $168.8 million, an increase of $17.6 million or 11.6%, compared with $151.2 million for the same period in 2003. Average noninterest-bearing demand deposits for the year ended December 31, 2003 compared with the same period in 2002 increased $18.5 million or 14.0% from $132.7 million.
      Average interest-bearing deposits for the year ended December 31, 2004 were $560.0 million, an increase of $2.6 million or 0.5%, compared with $557.4 million for the same period in 2003. Average interest-bearing deposits for the year ended December 31, 2003 compared with the same period in 2002 increased $33.3 million or 6.3% from $524.1 million.
      Average total deposits for the year ended December 31, 2004 were $728.7 million, an increase of $20.1 million or 2.8%, compared with $708.6 million for the same period in 2003. Average total deposits for the year ended December 31, 2003 compared with the same period in 2002 increased $51.8 million or 7.9% from $656.8 million.
      The increases in deposits during 2004 and 2003 were primarily the result of continued “relationship banking” initiatives that focused more attention on integrating retail banking with commercial lending through cross-selling efforts to loan customers. The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2004, 2003 and 2002 was 23.2%, 21.4%, and 20.2%, respectively.
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

      The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2004, 2003 and 2002 are presented below:

	Years Ended December 31,

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing deposits:
Money market checking	$79,327	0.68%	$73,987	0.62%	$71,059	1.18%
Savings and money market deposits	113,164	0.71	111,867	0.79	110,372	1.25
Time deposits less than $100,000	173,675	1.99	169,314	2.19	176,941	2.69
Time deposits $100,000 and over	193,749	2.41	202,186	2.59	165,766	3.52

Total interest-bearing deposits	559,915	1.69	557,354	1.85	524,138	2.44
Noninterest-bearing deposits	168,768	—	151,221	—	132,686	—

Total deposits	$728,683	1.30%	$708,575	1.45%	$656,824	1.95%

      The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2004:

December 31, 2004

(Dollars in thousands)
Three months or less	$33,361
Over three through six months	31,730
Over six through 12 months	72,013
Over 12 months	67,769

Total	$204,873

Other Borrowings
      Other borrowings include $25.0 million of loans from the FHLB of Dallas, maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB.
      Other borrowings also include FHLB advances obtained from 2002 to 2004 to acquire mortgage-related securities in order to increase earning assets. These borrowings were $34.9 million at December 31, 2004 with maturities ranging from one month to five years and carried a weighted average interest rate of 2.36%.
      Additionally, the Company had several unused, uncollateralized lines of credit with correspondent banks totaling $5.0 million, $15.0 million and $15.0 million at December 31, 2004, 2003, and 2002, respectively.

      The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of December 31,

	2004	2003	2002

	(Dollars in thousands)
Federal funds purchased:
on December 31,	$—	$—	$—
average during the year	—	55	162
maximum month end balance during the year	—	—	—
FHLB notes:
on December 31,	$59,900	$53,300	$65,200
average during the year	63,288	59,667	52,343
maximum month end balance during the year	74,300	69,300	69,700
Interest rate at end of period	3.46%	3.15%	3.06%
Interest rate during period	2.93	3.06	3.43
Other short-term borrowings:
on December 31,	$949	$873	$574
average during the year	734	587	551
maximum month end balance during the year	1,057	873	713

Contractual Obligations
      The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2004:

		After One	After Three
	Within	But Within	But Within	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Certificates of deposit	$277,877	$92,697	$12,850	$2	$383,426
Federal Reserve TT&L	949	—	—	—	949
Short-term borrowings	34,900	—	—	—	34,900
Long-term borrowings	—	—	25,000	—	25,000
Interest on time deposits and borrowings	6,254	2,049	4,973	—	13,276

Total borrowing obligations	$319,980	$94,746	$42,823	$2	$457,551
Operating lease obligations	1,008	1,076	874	1,102	4,060

Total contractual obligations	$320,988	$95,822	$43,697	$1,104	$461,611

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

      Interest rate risk is managed by the Asset and Liability Committee (“ALCO”) which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify, monitor and manage the risks.
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

      The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2004:

	Volumes Subject to Repricing

							Greater
	0-30	31-180	181-365	1-3	3-5	5-10	Than
	Days	Days	Days	Years	Years	Years	10 Years	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$21,311	$29,451	$29,908	$94,854	$57,124	$29,602	$5,663	$267,913
Total loans	515,967	12,606	15,656	28,103	9,502	1,625	214	583,673
Federal funds sold and other temporary investments	32,072	—	—	—	—	—	—	32,072

Total interest-bearing assets	569,350	42,057	45,564	122,957	66,626	31,227	5,877	883,658

Interest-bearing liabilities:
Demand, money market and savings deposits	—	18,759	18,759	64,615	43,772	62,531	—	208,436
Time deposits	23,250	118,723	135,905	92,698	12,850	—	—	383,426
Other borrowings	8,249	27,600	—	—	25,000	—	—	60,849

Total interest-bearing liabilities	31,499	165,082	154,664	157,313	81,622	62,531	—	652,711

Period GAP	$537,851	$(123,025)	$(109,100)	$(34,356)	$(14,996)	$(31,304)	$5,877	$230,947

Cumulative GAP	$537,851	$414,826	$305,726	$271,370	$256,374	$225,070	$230,947

Period GAP to total assets	64.03%	(14.64)%	(12.99)%	(4.09)%	(1.79)%	(3.73)	0.70%
Cumulative GAP to total assets	64.03%	49.38%	36.39%	32.30%	30.52%	26.79	27.49%
Cumulative interest-earning assets to cumulative interest- bearing liabilities	1,807.52%	311.02%	187.04%	153.36%	143.44%	134.48	135.38%
      The preceding table provides Company management with repricing data within given time frames. The purpose of this information is to assist management in the elements of pricing and of matching interest sensitive assets with interest sensitive liabilities within time frames. The table indicates a positive GAP on a cumulative basis for the three time periods covering the next 365 days of $537.9 million (0-30 days), $414.8 million (31-180 days) and $305.7 million (181-365 days), respectively. With this condition, the Company is susceptible to a decrease in net interest income should market interest rates decrease. GAP reflects a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. The Company’s Rate Committee and the ALCO review the Company’s interest rate risk position on a weekly and monthly basis, respectively.
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
      Presented below, as of December 31, 2004, is an analysis of the Company’s interest rate risk as measured by changes in EVE for an instantaneous and sustained 200 basis point increase and a 100 basis point decrease in market interest rates:

			EVE as a %
			of Present Value
			of Assets

Change in Rates	$ Change in EVE	% Change in EVE	EVE Ratio	Change

	(Dollars in thousands)
-100 bp	$(7,682)	(6.38)%	12.34%	(84	) bp
0 bp	—	—	13.18%	—
+200 bp	$7,595	6.31%	14.01%	83	bp
      In 2004, the investment portfolio experienced a significant amount of mortgage-backed securities prepayments and municipal security calls as a result of low interest rates. The proceeds from these cash flows were generally invested in shorter-term securities resulting in a weighted-average life virtually unchanged from year-end 2003. The shorter duration should help to mitigate future portfolio price depreciation as interest rates increase.
      Management believes that the EVE methodology overcomes two shortcomings of the typical maturity GAP methodology. First, because the EVE method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution’s interest rate risk exposure. Second, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.
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
      The prime rate in effect for December 31, 2004 and December 31, 2003 was 5.25% and 4.00% respectively. The Federal Reserve raised interest rates 125 basis points beginning on June 30, 2004 with last increase occurring on December 14, 2004.

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
      FHLB advances may be utilized from time to time as either a short-term funding source or a long-term funding source. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible to borrow under several different borrowing programs the FHLB offers. The short-term or liquidity borrowing program offers maturities ranging from overnight through one year. The long-term borrowing programs have maturities greater than one year out to twenty years. The advances can be fixed or floating rate with bullet maturities or amortizing principal and can be structured to match the Company’s specific needs.
      These advance borrowings are collateralized by the Company’s current Blanket Lien collateral status with the FHLB. The Blanket Lien capacity is made up of one to four family mortgage loans, multi-family mortgage loans, home-equity, commercial construction real estate and other commercial real estate loans as noted on the Company’s most current Financial Call Report Data filed with the FDIC and is updated quarterly. Once the Blanket Lien collateral is exhausted the Company’s investment securities held in safekeeping at the FHLB would be used. At December 31, 2004, the Company had $59.9 million in borrowings under this program.

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
      The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

		After One	After Three
	Within	but Within	but Within	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$70,471	$8,888	$4,760	$21,856	$105,975
Standby letters of credit	3,852	—	—	—	3,852
Commercial letters of credit	11,756	—	—	—	11,756
Operating leases	1,008	1,076	874	1,102	4,060

Total financial instruments with off-balance sheet risk	$87,087	$9,964	$5,634	$22,958	$125,643

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
      Shareholders’ equity at December 31, 2004 was $85.7 million, an increase of $7.3 million or 9.3% compared to shareholders’ equity of $78.4 million at December 31, 2003. This increase was primarily the result of net income of $8.6 million, partially offset by common and treasury stock issuances of $201,000.

      The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To Be Categorized as Well
	For Capital Adequacy		Capitalized Under Prompt		Actual Ratio At
	Purposes		Corrective Action Provisions		December 31, 2003

The Company
Leverage ratio	4.00	%(1)	N/A	%	9.59%
Tier 1 risk-based capital ratio	4.00		N/A		12.82
Total risk-based capital ratio	8.00		N/A		14.07
The Bank
Leverage ratio	4.00	%(2)	5.00%		9.37%
Tier 1 risk-based capital ratio	4.00		6.00		12.51
Total risk-based capital ratio	8.00		10.00		13.77

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

Critical Accounting Policies
      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.
      The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See — “Financial Condition — Allowance for Loan Losses”.
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
      On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004 the effective date of theses provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. The eventual impact of applying this model on the Company’s financial condition or results of operations cannot be determined until the final guidance is released. The Company continues to follow the requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities.
      In December 2004, the Financial Accounting Standards Board (“FASB”) replaced the guidance in SFAS No. 123 with the issuance of SFAS No. 123R, Share-Based Payment. Of greatest significance to the Company, the revised standard establishes the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions, and eliminates the option of following APB No. 25. Under SFAS No. 123R, the grant-date fair value of equity instruments awarded to employees establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarifies and expands existing guidance on measuring fair value, including considerations for selecting and applying an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods. SFAS No. 123R applies to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. The Company has no current plans to modify, repurchase or cancel existing awards. The Company will recognize compensation expense for outstanding awards for which the required service period extends beyond June 30, 2005 based on the grant-date fair value of those awards as calculated under the original SFAS No. 123 for pro forma disclosure.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      For information regarding the market risk of the Company’s financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk.” The Company’s principal market risk exposure is to interest rates.

Item 8.	Financial Statements and Supplementary Data
      Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 50 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.
     Quarterly Financial Data (Unaudited)
      The following table represents summarized data for each of the quarters in fiscal 2004 and 2003 (in thousands, except per share data):

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$12,429	$11,549	$10,689	$10,637	$10,852	$10,695	$10,814	$10,926
Interest expense	3,202	2,930	2,584	2,633	2,740	2,956	3,189	3,249

Net interest income	9,227	8,619	8,105	8,004	8,112	7,739	7,625	7,677
Provision for loan losses	500	215	300	550	300	575	4,015	800

Net interest income after provision for loan losses	8,727	8,404	7,805	7,454	7,812	7,164	3,610	6,877
Noninterest income	1,803	1,769	2,696	2,711	2,034	2,429	2,170	2,294
Noninterest expense	7,067	7,807	6,859	7,011	7,007	7,556	7,732	6,250

Income before income taxes	3,463	2,366	3,642	3,154	2,839	2,037	(1,952)	2,921
Provision for income taxes	1,143	762	1,135	991	917	568	(693)	943

Net income	$2,320	$1,604	$2,507	$2,163	$1,922	$1,469	$(1,259)	$1,978

Earnings per share:
Basic	$0.32	$0.22	$0.35	$0.30	$0.27	$0.21	$(0.18)	$0.28
Diluted	$0.32	$0.22	$0.35	$0.30	$0.27	$0.20	$(0.17)	$0.27
Weighted average shares outstanding:
Basic	7,186	7,180	7,175	7,161	7,154	7,132	7,037	7,033
Diluted	7,267	7,209	7,224	7,219	7,242	7,215	7,037	7,196
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      There were no changes in and disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Company
      The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Committees of the Board — Audit Committee” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2005 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation
      The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.
Securities Authorized for Issuance Under Equity Compensation Plans
      The Company currently has stock options outstanding pursuant to a stock option plan, which was approved by the Company’s shareholders. The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon		for Future Issuance
	Exercise of		Under Equity
	Outstanding	Weighted Average	Compensation Plans
	Options, Warrants	Exercise Price of	(excluding securities
Plan category	and Rights	Outstanding Options	reflected in column (a))

Equity compensation plans approved by security holders	271,000	$14.49	408,640
Equity compensation plans not approved by security holders	—	—	—

Total	271,000	$14.49	408,640

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Interests of Management and Others in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services
      The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Financial Statement Schedules
      Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 50 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
      All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.
Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4		Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1		Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).
10.2		MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10	.3†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.4		First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.5†*	Employment Agreement between MetroCorp Bancshares, Inc. and George M. Lee
21		Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).
23	.1*	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number		Description

31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14	(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14	(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 21, 2005.

MetroCorp Bancshares, Inc.

By:	/s/ George M. Lee

George M. Lee
Chief Executive Officer
(principal executive officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 21, 2005.

Signature	Title

/s/ Don J. Wang Don J. Wang	Chairman of the Board

/s/ George M. Lee George M. Lee	Chief Executive Officer (principal executive officer)

/s/ David Tai David Tai	Director

/s/ David C. Choi David C. Choi	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Tiong L. Ang Tiong L. Ang	Director

/s/ Helen F. Chen Helen F. Chen	Director

/s/ Tommy F. Chen Tommy F. Chen	Director

/s/ May P. Chu May P. Chu	Director

/s/ Shirley L. Clayton Shirley L. Clayton	Director

/s/ John Lee John Lee	Director

/s/ Edward A. Monto Edward A. Monto	Director

/s/ Charles L. Roff Charles L. Roff	Director

/s/ Joe Ting Joe Ting	Director

/s/ Daniel B. Wright Daniel B. Wright	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 18, 2005

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2004	2003

ASSETS
Cash and due from banks	$26,285	$26,347
Federal funds sold and other temporary investments	5,788	10,580

Total cash and cash equivalents	32,073	36,927
Securities available-for-sale, at fair value	273,720	262,264
Loans, net of allowance for loan losses of $10,863 and $10,448, respectively	581,774	540,658
Loans, held-for-sale	1,899	6,030
Accrued interest receivable	3,308	3,452
Premises and equipment, net	6,512	5,674
Deferred tax asset	5,201	4,664
Customers’ liability on acceptances	6,669	3,352
Foreclosed assets, net	1,566	2,585
Other assets	1,228	1,410

Total assets	$913,950	$867,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$163,191	$169,097
Interest-bearing	591,862	555,844

Total deposits	755,053	724,941
Other borrowings	60,849	54,173
Accrued interest payable	649	567
Acceptances outstanding	6,669	3,352
Other liabilities	5,007	5,610

Total liabilities	828,227	788,643

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,312,627 shares and 7,306,627 shares issued and 7,187,446 shares and 7,156,689 shares outstanding at December 31, 2004 and 2003, respectively	7,313	7,307
Additional paid-in-capital	27,859	27,620
Retained earnings	50,976	44,105
Accumulated other comprehensive income	710	671
Treasury stock, at cost	(1,135)	(1,330)

Total shareholders’ equity	85,723	78,373

Total liabilities and shareholders’ equity	$913,950	$867,016

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Interest income:
Loans	$34,711	$34,691	$37,256
Securities:
Taxable	9,441	7,321	9,080
Tax-exempt	917	997	1,160
Federal funds sold and other investments	235	278	484

Total interest income	45,304	43,287	47,980

Interest expense:
Time deposits	8,133	8,942	10,595
Demand and savings deposits	1,338	1,345	2,215
Other borrowings	1,878	1,847	1,818

Total interest expense	11,349	12,134	14,628

Net interest income	33,955	31,153	33,352
Provision for loan losses	1,565	5,690	3,853

Net interest income after provision for loan losses	32,390	25,463	29,499

Noninterest income:
Service fees	6,701	6,544	6,670
Other loan-related fees	400	1,009	1,083
Letters of credit commissions and fees	577	516	610
Gain (loss) on sale of securities, net	(97)	165	34
Gain on sale of loans	605	600	322
Foreclosed assets, net	728	(248)	(624)
Other noninterest income	65	93	248

Total noninterest income	8,979	8,679	8,343

Noninterest expense:
Salaries and employee benefits	16,104	14,109	13,520
Lower of cost or market adjustment on loans held-for-sale	—	2,149	—
Occupancy and equipment	5,723	5,361	5,089
Other noninterest expense	6,917	6,678	5,818

Total noninterest expense	28,744	28,297	24,427

Income before provision for income taxes	12,625	5,845	13,415
Provision for income taxes	4,031	1,735	4,445

Net income	$8,594	$4,110	$8,970

Earnings per common share:
Basic	$1.20	$0.58	$1.28
Diluted	$1.19	$0.57	$1.25
Weighted average shares outstanding:
Basic	7,175	7,089	7,024
Diluted	7,230	7,213	7,154
Dividends per common share	$0.24	$0.24	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2004	2003	2002

Net income	$8,594	$4,110	$8,970
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities, net of tax:
Unrealized holding (losses) gains arising during the period	(24)	(1,576)	2,000
Less: reclassification adjustment for (losses) gains included in net income	(63)	107	22

Other comprehensive income (loss)	39	(1,683)	1,978

Total comprehensive income	$8,633	$2,427	$10,948

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-In	Retained	Comprehensive	Stock At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total

Balance at December 31, 2001	7,017	$7,187	$26,144	$34,414	$376	$(1,312)	$66,809
Issuance of common stock	9	9	67	—	—	—	76
Re-issuance of treasury stock	37	—	133	—	—	292	425
Repurchase of common stock	(31)	—	—	—	—	(349)	(349)
Net income	—	—	—	8,970	—	—	8,970
Other comprehensive income	—	—	—	—	1,978	—	1,978
Dividends ($0.24 per share)	—	—	—	(1,685)	—	—	(1,685)

Balance at December 31, 2002	7,032	7,196	26,344	41,699	2,354	(1,369)	76,224

Issuance of common stock	111	111	1,075	—	—	—	1,186
Re-issuance of treasury stock	32	—	146	—	—	251	397
Repurchase of common stock	(18)	—	—	—	—	(212)	(212)
Tax benefit from stock options exercised	—	—	55	—	—	—	55
Net income	—	—	—	4,110	—	—	4,110
Other comprehensive loss	—	—	—	—	(1,683)	—	(1,683)
Dividends ($0.24 per share)	—	—	—	(1,704)	—	—	(1,704)

Balance at December 31, 2003	7,157	7,307	27,620	44,105	671	(1,330)	78,373

Issuance of common stock	6	6	44	—	—	—	50
Re-issuance of treasury stock	25	—	195	—	—	195	390
Net income	—	—	—	8,594	—	—	8,594
Other comprehensive income	—	—	—	—	39	—	39
Dividends ($0.24 per share)	—	—	—	(1,723)	—	—	(1,723)

Balance at December 31, 2004	7,188	$7,313	$27,859	$50,976	$710	$(1,135)	$85,723

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$8,594	$4,110	$8,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,345	1,337	1,435
Provision for loan losses	1,565	5,690	3,853
Lower of cost or market adjustment on loans held-for-sale	—	2,149	—
(Gain) loss on securities sales, net	97	(165)	(34)
(Gain) loss on sale of foreclosed assets	(1,108)	(283)	640
Gain on sale of premises and equipment	(5)	—	(5)
Gain on sale of loans, net	(605)	(600)	(322)
Amortization of premiums and discounts on securities	547	2,251	1,332
Amortization of deferred loan fees and discounts	(1,463)	(1,086)	(856)
Deferred income taxes	(115)	(208)	48
Changes in:
Loans held-for-sale	4,479	(5,891)	—
Accrued interest receivable	144	(61)	211
Other assets	(260)	(614)	2,506
Accrued interest payable	82	(150)	(146)
Other liabilities	(605)	1,869	329

Net cash provided by operating activities	12,692	8,348	17,961

Cash flows from investing activities:
Purchases of securities available-for-sale	(100,998)	(182,039)	(179,932)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	88,957	179,591	93,406
Net change in loans	(42,742)	(31,034)	(38,022)
Proceeds from sale of foreclosed assets	3,908	3,391	659
Proceeds from sale of premises and equipment	5	—	5
Purchases of premises and equipment	(2,183)	(1,170)	(1,653)

Net cash used in investing activities	(53,053)	(31,261)	(125,537)

Cash flows from financing activities:
Net change in:
Deposits	30,112	33,580	48,610
Other borrowings	6,676	(11,601)	40,579
Proceeds from issuance of common stock	50	1,186	76
Re-issuance of treasury stock	390	397	425
Repurchase of common stock	—	(212)	(349)
Dividends paid	(1,721)	(1,696)	(1,685)

Net cash provided by financing activities	35,507	21,654	87,656

Net decrease in cash and cash equivalents	(4,854)	(1,259)	(19,920)
Cash and cash equivalents at beginning of period	36,927	38,186	58,106

Cash and cash equivalents at end of period	$32,073	$36,927	$38,186

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
      The consolidated financial statements of MetroCorp Bancshares, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiary, MetroBank, National Association (the “Bank”). The Bank was formed in 1987 and is engaged in commercial banking activities through its thirteen branches in Houston and Dallas, Texas.
      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

Use of Estimates
      These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for loan losses. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates.

Principles of Consolidation
      All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other temporary investments with original maturities of less than three months.

Securities
      Investments in securities for which the Company has both the ability and intent to hold to maturity are classified as investments held-to-maturity and are stated at amortized cost. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the effective-interest method. Investments in securities which management believes may be sold prior to maturity are classified as investments available-for-sale and are stated at fair value. Unrealized net gains and temporary losses, net of the associated deferred income tax effect, are excluded from income and reported as a separate component of shareholders’ equity in “Accumulated other comprehensive income.” Realized gains and losses from sales of investments available-for-sale are recorded in earnings using the specific identification method. The Company does not have trading securities.
      Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. However, management believes that based upon the credit quality of the equity and debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.

Loans and Allowance for Loan Losses
      Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Unearned income on installment loans is recognized using the effective

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest method over the term of the loan. Interest on other loans is calculated using the simple interest method on the daily principal amount outstanding.
      Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management’s opinion, collection of principal and interest is not likely to be made in accordance with a loan’s contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans may be recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgment, future payments are reasonably assured.
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
      The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk grading of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. In addition, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the amount of potential charge-offs for the period, the amount of nonperforming loans and related collateral security are considered in determining the allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. Charge-offs occur when loans are deemed to be uncollectible in whole or in part. Estimates of loan losses involve an exercise of judgment. While it is possible that in the short-term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premises and Equipment
      Premises and equipment are stated at cost, less accumulated depreciation. For financial accounting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. Gains and losses on the sale of premises and equipment are recorded using the specific identification method at the time of sale. Expenditures for maintenance and repairs, which do not extend the life of bank premises and equipment, are charged to operations as incurred.

Foreclosed Assets
      Foreclosed assets consist of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated costs to sell. On an ongoing basis they are carried at the lower of cost or fair value minus estimated costs to sell based on appraised value. Operating expenses, net of related revenue and gain and losses on sale of such assets, are reported in noninterest income.

Other Borrowings
      Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less and Federal Home Loan Bank (FHLB) borrowings.

Income Taxes
      The Company utilizes an asset and liability approach to provide for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. In estimating future tax consequences, all expected future events other than enactments of changes in tax laws or rates are considered.

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
      As part of the Bank’s interest rate risk management, loans of approximately $422.0 million and $362.7 million, at December 31, 2004 and 2003, respectively, contain interest rate floors to reduce the unfavorable impact to the Bank during interest rate declines. The weighted average interest rate on these loans at December 31, 2004

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2003 was 6.55% and 5.88%, respectively, and the interest rate floors ranged from 3.90% to 10.00% and 4.00% to 10.00%, respectively.

Stock Compensation
      The Company grants stock options under several stock-based incentive compensation plans. The Company utilizes the intrinsic value method for its stock compensation plans. No compensation cost is recognized for fixed stock options in which the exercise price is equal to or greater than the estimated market price on the date of grant. In 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, which if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the plans. Adoption of the expense recognition provisions of SFAS No. 123, is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required.
      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net income:
As reported	$8,594	$4,110	$8,970
Pro forma	$8,423	$4,000	$8,862
Stock-based compensation cost, net of income taxes:
As reported	$—	$—	$—
Pro forma	$171	$110	$108
Basic earnings per common share:
As reported	$1.20	$0.58	$1.28
Pro forma	$1.17	$0.56	$1.26
Diluted earnings per common share:
As reported	$1.19	$0.57	$1.25
Pro forma	$1.16	$0.55	$1.24
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
      In December 2004, the FASB replaced the guidance in SFAS No. 123 with the issuance of SFAS No. 123R, Share-Based Payment. Of greatest significance to the Company, the revised standard establishes the fair value-based method as the exclusive method of accounting for stock-based compensation, with only limited exceptions, and eliminates the option of following APB No. 25. Under SFAS No. 123R, the grant-date fair value of equity instruments awarded to employees establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the required service period. The revised standard also clarifies and expands existing guidance on measuring fair value, including considerations for selecting and applying

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an option-pricing model, on classifying an award as equity or a liability, and on attributing compensation cost to reporting periods.
      SFAS No. 123R applies to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. The Company has no current plans to modify, repurchase or cancel existing awards. The Company will recognize compensation expense for outstanding awards for which the required service period extends beyond June 30, 2005 based on the grant-date fair value of those awards as calculated under the original SFAS No. 123 for pro forma disclosure.

Off-Balance Sheet Instruments
      The Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation. Information about the more significant provisions of SFAS No. 123R including effective dates, and the expected impact on the Company’s financial results is presented in the earlier section on “Stock-Based Compensation”.

Reclassifications
      Certain amounts have been reclassified to conform to the 2004 presentation, with no impact on net income or shareholders’ equity.

2.	Cash and Cash Equivalents
      The Bank is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2004, the Bank’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement of approximately $3.5 million.

3.	Securities
      In the normal course of business, the Bank invests in Federal government, Federal agency, state and municipal securities, which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Securities within the available-for-sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-down of the individual securities to their fair value. The related write-downs

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would be included in earnings as realized losses. At December 31, 2004 and 2003, the amortized cost and fair value of securities classified as available-for-sale was as follows (in thousands):

	As of December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$5,005	$—	$(18)	$4,987
Obligations of state and political subdivisions	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	222,977	1,344	(1,179)	223,142
Other debt securities	1,979	14	—	1,993
Investment in ARM and CRA funds	18,772	89	(205)	18,656
FHLB and Federal Reserve Bank stock(1)(2)	5,807	—	—	5,807

Total securities	$272,645	$2,477	$(1,402)	$273,720

	As of December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$4,965	$—	$(12)	$4,953
Obligations of state and political subdivisions	18,925	1,249	—	20,174
Mortgage-backed securities and collateralized mortgage obligations	209,323	1,170	(1,254)	209,239
Other debt securities	1,096	3	(10)	1,089
Investment in ARM and CRA funds	21,739	73	(203)	21,609
FHLB and Federal Reserve Bank stock(1)(2)	5,200	—	—	5,200

Total securities	$261,248	$2,495	$(1,479)	$262,264

(1)	FHLB stock held by the Bank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2)	Federal Reserve Bank stock held by the Bank is subject to certain restrictions under Federal Reserve Bank Policy.
      The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years Ended December 31,

	2004	2003	2002

Amortized cost	$8,107	$19,818	$18,981
Proceeds	8,010	19,983	19,015
Gross realized gains	7	165	98
Gross realized losses	104	—	64

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investments carried at approximately $2.0 million and $1.6 million at December 31, 2004 and 2003, respectively, were pledged to collateralize public deposits and short-term borrowings of approximately $1.6 million and $1.4 million, respectively. There were no investments pledged as collateral for FHLB advances at December 31, 2004, while $25.7 million were pledged as collateral for FHLB advances at December 31, 2003. There are no securities currently pledged as collateral for these FHLB advances because on July 1, 2004, the calculation for eligible collateral under the blanket lien agreement with the FHLB was modified. Under the previous arrangement, commercial real estate loans were limited to 30% of the Bank’s tier 1 capital. Under the new arrangement, the commercial real estate loans limit has been increased to 300% of tier 1 capital, eliminating the necessity to use securities as collateral at the current level of borrowing.
      At December 31, 2004, future contractual maturities of securities were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Within one year	$345	$346
Within two to five years	2,595	2,605
Within six to ten years	10,082	10,404
After ten years	10,088	10,767
Mortgage-backed securities and collateralized mortgage obligations	224,956	225,135

Debt securities	248,066	249,257
Investment in ARM and CRA funds	18,772	18,656
FHLB and Federal Reserve Bank stock	5,807	5,807

Total securities	$272,645	$273,720

      The Bank holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Bank also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.
      The following table displays the gross unrealized losses and fair value of investments as of December 31, 2004 that were in a continuous unrealized loss position for the periods indicated (in thousands):

	Less Than		Greater Than
	12 Months		12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities and obligations of U.S. government agencies	$4,952	$(18)	$—	$—	$4,952	$(18)
Mortgaged-backed securities and collateralized mortgage obligations	79,240	(487)	33,861	(692)	113,101	(1,179)
Investment in ARM and CRA funds	—	—	14,453	(205)	14,453	(205)

Total securities	$84,192	$(505)	$48,314	$(897)	$132,506	$(1,402)

      The Company does not own any securities of any one issuer (other than U.S. government and its agencies) of which aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2004 or 2003.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend the security’s maturity. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Bank’s overall portfolio and asset/liability management strategies.
      Substantially all the unrealized losses at December 31, 2004 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2004, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses were recognized in any of the three years ended December 31, 2004.

4.	Loans and Allowance for Loan Losses
      The Bank originates commercial, real estate and other loans to commercial and individual customers throughout the markets it serves in Texas.
      In June 2003, the Company transferred the status of approximately $13.1 million in hospitality related loans to held-for-sale. While the Company had not historically made such transfers, the high concentration of these loans was deemed excessive and the Bank judged it necessary to reduce the Company’s exposure. In August 2003, an additional $3.9 million composed of two restaurant loans totaling $2.6 million and an office building loan of $1.3 million, was transferred to held-for-sale. Approximately $11.0 million of the loans held-for-sale were sold during 2003 and a gain of approximately $139,000 was recognized. The remaining $6.0 million were held-for-sale at December 31, 2003 and were carried at the lower of cost or market. During 2003, the Company recorded lower of cost or market adjustments of $2.1 million on the loans held-for-sale. During 2004, approximately $3.3 million of the loans held-for-sale were sold and a gain of approximately $335,000 was recognized. At December 31, 2004, one restaurant loan totaling $1.9 million remained in loans held-for-sale. The Company may consider future transfers in loan categories with excessive concentrations that may expose the Company to potential losses.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,

	2004	2003

Commercial and industrial	$345,570	$332,480
Real estate-mortgage	199,320	192,605
Real estate-construction	42,629	24,558
Consumer and other	9,556	10,447

Gross loans	597,075	560,090
Unearned discounts and interest	(320)	(864)
Deferred loan fees	(2,219)	(2,090)

Total loans	594,536	557,136
Allowance for loan losses	(10,863)	(10,448)

Loans, net(1)	$583,673	$546,688

Variable rate loans	$530,424	$476,654
Fixed rate loans	66,651	83,436

Gross loans	$597,075	$560,090

(1)	Includes $1.9 million in commercial loans held-for-sale.
      Although the Bank’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2004 and 2003, the Bank’s loan portfolio consisted of concentrations in the following industries. The following amounts represent loan concentrations greater than 25% of capital (in thousands):

	As of December 31,

	2004	2003

Convenience stores/gasoline stations	$42,404	$46,290
Hotels/motels	55,974	69,877
Nonresidential building for rent/lease	179,052	131,482
Restaurants	48,370	52,902
Wholesale trade	60,782	64,181
All other	210,493	195,358

Gross loans	$597,075	$560,090

      Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,

	2004	2003	2002

Balance at beginning of year	$10,448	$10,150	$8,903
Provision for loan losses	1,565	5,690	3,853
Charge-offs	(2,835)	(6,121)	(3,124)
Recoveries	1,685	729	518

Balance at end of year	$10,863	$10,448	$10,150

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loans for which the accrual of interest has been discontinued totaled approximately $16.5 million and $25.4 million at December 31, 2004 and 2003, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $1.8 million and $1.0 million would have been accrued on these loans during the years ended December 31, 2004 and 2003, respectively.
      Included in other assets on the balance sheet at December 31, 2004 and 2003 is $10,000 and $125,000, respectively, due from the SBA, the Export Import Bank of the United States (“Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan. These amounts represent the guaranteed portions of loans previously charged-off.
      The recorded investment in loans for which impairment has been recognized and the related specific allowance for loan losses on such loans at December 31, 2004 and 2003, is presented below (in thousands):

	As of December 31,

	2004	2003

Impaired loans with no SFAS No. 114 valuation reserve	$15,339	$14,967
Impaired loans with SFAS No. 114 valuation reserve	3,967	10,475

Total recorded investment in impaired loans	$19,306	$25,442

Valuation allowance related to impaired loans	$1,751	$2,525
      The average recorded investment in impaired loans was approximately $20.8 million and $21.8 million for the years ended December 31, 2004 and 2003, respectively. Interest income of $172,000 and $215,000 was recognized on impaired loans for the year ended December 31, 2004 and 2003, respectively.
      Loans with a carrying value of approximately $196.5 million at December 31, 2004 were available as collateral under a blanket loan agreement with the Federal Home Loan Bank of Dallas. At December 31, 2003, there were no loans specifically pledged to collateralize borrowed funds.

5.	Premises and Equipment
      Premises and equipment are summarized as follows (in thousands):

		As of December 31,
	Estimated useful
	lives (in years)	2004	2003

Furniture, fixtures and equipment	3-10	$13,233	$12,382
Building and improvements	3-20	4,769	4,379
Land	—	1,679	1,679
Leasehold improvements	5	3,232	2,715

		22,913	21,155
Accumulated depreciation		(16,401)	(15,481)

Premises and equipment, net		$6,512	$5,674

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Interest-Bearing Deposits
      The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,

	2004	2003

Interest-bearing demand deposits	$91,188	$74,112
Savings and money market accounts	117,248	120,151
Time deposits less than $100,000	178,553	167,672
Time deposits $100,000 and over	204,873	193,909

Interest-bearing deposits	$591,862	$555,844

      At December 31, 2004, the scheduled maturities of time deposits were as follows (in thousands):

2005	$277,877
2006	65,868
2007	26,829
2008	4,148
2009	8,702
After 2009	2

$383,426

      The Bank had no brokered deposits as of December 31, 2004 or 2003. There were no major deposit concentrations as of December 31, 2004 or 2003.

7.	Other Borrowings
      Other borrowings are as follows (in thousands):

	As of December 31,

	2004	2003

FHLB Loans	$25,000	$25,000
FHLB Advances	34,900	28,300
TT&L Payments	949	873

	$60,849	$54,173

      The loans from the FHLB of Dallas mature in September 2008 and bear interest at an average rate of 4.99% per annum.
      FHLB advances were obtained to acquire mortgage-related securities in order to increase earning assets. These borrowings had original maturities ranging from one month to three months and carried a weighted average interest rate of 2.36% and 1.52% at December 31, 2004 and 2003, respectively. FHLB loans and FHLB advances were collateralized by loans with a carrying value of approximately $196.5 million at December 31, 2004.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule by year of principal payments required on the Company’s FHLB borrowings (in thousands):

Year	Amount

2005	$34,900
2006	—
2007	—
2008	25,000
2009	—
After 2009	—

$59,900

      Other short-term borrowings at December 31, 2004 and 2003 consist of $949,000 and $873,000, respectively, in Treasury, Tax and Loan (“TT&L”) payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.
      Additionally, the Bank has several unused, unsecured lines of credit with correspondent banks totaling $5.0 million and $15.0 million at December 31, 2004 and 2003, respectively.

8.	Income Taxes
      Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,

	2004	2003

Deferred Tax Assets:
Allowance for loan losses	$3,693	$3,552
Deferred loan fees	754	740
Premises and equipment	915	1,044
Interest on nonaccrual loans	661	435

Gross deferred tax assets	6,023	5,771

Deferred Tax Liabilities:
Unrealized gains on investment securities available-for-sale, net	365	346
FHLB stock dividends	432	403
Other	25	358

Gross deferred tax liabilities	822	1,107

Net deferred tax asset	$5,201	$4,664

      The Bank has not provided a valuation allowance for the net deferred tax asset at December 31, 2004 and 2003 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current provision for federal income taxes	$4,146	$1,943	$4,397
Deferred federal income tax provision (benefit)	(115)	(208)	48

Total provision for income taxes	$4,031	$1,735	$4,445

      A reconciliation of the provision for income taxes computed at statutory rates compared to the actual provision for income taxes is as follows (in thousands):

	Years Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax expense at statutory rate	$4,293	34%	$1,987	34%	$4,562	34%
Tax-exempt interest income	(312)	(2)	(315)	(6)	(361)	(3)
Other, net	50	—	63	1	244	2

Provision for income taxes	$4,031	32%	$1,735	29%	$4,445	33%

      The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years Ended December 31,

	2004	2003	2002

Unrealized gains (losses) arising during the period	$(15)	$(775)	$1,020
Reclassification adjustment for gains (losses) realized in net income	(34)	58	12

Other comprehensive income	$19	$(833)	$1,008

9.     401(k) Profit Sharing Plan
      The Company has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 15% of annual compensation. The Company matches each participant’s contributions to the Plan up to 4% of such participant’s salary. The Company made contributions, before expenses, to the Plan of approximately $391,000, $389,000, and $354,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

10.	Shareholders’ Equity
      The Company declared and paid dividends of $0.24 per share to the shareholders of record during the year ended December 31, 2004 which included a dividend declared of $0.06 per share to shareholders of record as of December 31, 2004, which was paid on January 15, 2005. The Company also paid dividends of $0.24 per share in 2003 and 2002.
      The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s Non-Employee Director Stock Bonus Plan (“Non-Employee Director Plan”) authorizes the issuance of up to 60,000 shares of Common Stock to the directors of the Company who do not serve as an officer or employee of the Company. Under the Non-Employee Director Plan, up to 12,000 shares of Common Stock may be issued each year for a five-year period beginning in 1998 if the Company achieves a certain return on equity ratio with no shares to be issued if the Company’s return on equity is below 13.0%. This return on equity goal was not achieved in 2002. There were an aggregate of 24,000 shares issued under the Non-Employee Director Plan for the years ended December 31, 1999 and 1998. The Non-Employee Director Plan is no longer in effect.
      The Company’s 1998 Employee Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan is implemented through ten annual offerings. Each year the Board of Directors determines the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. The offering price per share will be an amount equal to 90% of the closing trading price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock that are equal to 20% of the employee’s base salary divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2004, there were 23,743 shares issued under the Purchase Plan. No additional shares were issued under the Purchase Plan in 2004, and 7,604 shares were issued in 2003.

11.	Regulatory Matters
      Regulatory restrictions limit the payment of cash dividends by the Bank. The approval of the Office of the Comptroller of the Currency (OCC) is required for any cash dividend paid by the Bank if the total of all cash dividends declared in any calendar year exceeds the total of its net income for that year combined with the net addition to undivided profits for the preceding two years. As of December 31, 2004, approximately $16.6 million was available for payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval.
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
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they were subject.
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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s and the Bank’s actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

					To be Categorized as
					Well Capitalized
			Minimum Required		under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2004
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$93,082	14.07%	$52,914	8.00%	$	N/A	N/A	%
MetroBank, N.A.	91,061	13.77	52,912	8.00		66,140	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	84,782	12.82	26,457	4.00		N/A	N/A
MetroBank, N.A.	82,761	12.51	26,456	4.00		39,684	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	84,782	9.59	35,352	4.00		N/A	N/A
MetroBank, N.A.	82,761	9.37	35,348	4.00		44,185	5.00

As of December 31, 2003
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$85,225	13.98%	$48,758	8.00%	$	N/A	N/A	%
MetroBank, N.A.	80,637	13.23	48,757	8.00		60,947	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	77,572	12.73	24,379	4.00		N/A	N/A
MetroBank, N.A.	72,984	11.98	24,379	4.00		36,568	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	77,572	9.08	34,186	4.00		N/A	N/A
MetroBank, N.A.	72,984	8.54	34,183	4.00		42,729	5.00
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

12.	Off-Balance Sheet Activities
      The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commit-

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2004 and 2003 totaled $106.0 million and $87.7 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2004 and 2003 totaled $15.6 million and $14.9 million, respectively.
      The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2004 and 2003 is presented below (in thousands):

	2004	2003

Unfunded loan commitments including unfunded lines of credit	$105,975	$87,706
Standby letters of credit	3,852	7,330
Commercial letters of credit	11,756	7,527
Operating leases	4,060	3,972

Total financial instruments with off-balance sheet risk	$125,643	$106,535

13.	Fair Value of Financial Instruments
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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans
      The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation. The estimated fair value of the loan portfolio at December 31, 2004 and 2003 was $583.6 million and $544.4 million, respectively.

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

Time Deposits
      The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (time deposits) approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits. The estimated fair value of time deposits at December 31, 2004 and 2003 was $383.4 million and $364.5 million, respectively.

Other Borrowings
      The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, and other borrowings maturing within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of other borrowings at December 31, 2004 and 2003 was $60.8 million and $54.2 million, respectively.

Commitments to Extend Credit and Letters of Credit
      Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit totaling $121.6 million and $102.6 million at December 31, 2004 and 2003, respectively. The fair value of such instruments are estimated using fees currently charged for similar arrangements in the market. The estimated fair values of these instruments are not material

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies
      The Bank leases certain branch premises and equipment under operating leases, which expire between 2005 through 2013. The Bank incurred rental expense of approximately $962,000, $867,000, and $859,000, for the years ended December 31, 2004, 2003 and 2002, respectively, under these lease agreements. Future minimum lease payments at December 31, 2004 due under these lease agreements are as follows (in thousands):

Year	Amount

2005	$1,008
2006	568
2007	508
2008	457
2009	417
Thereafter	1,102

$4,060

      In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. The lawsuit does not seek a specified amount. Also included in the lawsuit are BDO Seidman LLP and the CIT Group/ Commercial Services, Inc. The plaintiff has filed this case in both Federal and State courts. The U.S. Bankruptcy Court ruled in favor of the defendants. The plaintiff filed an appeal with the Fifth Circuit Court of Appeals which upheld the U.S. Bankruptcy Court’s ruling. The plaintiff has 90 days, or until March 31, 2005, to re-appeal the ruling. Based on the advice of counsel, management expects that the Federal court will deny the re-appeal, and the State Court will dismiss the suit, as the Federal Court ruling has precedence over the State Court suit.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Parent Company Financial Information
      The condensed balance sheets, statements of income and cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:
Condensed Balance Sheets
(In thousands, except share amounts)

	As of December 31,

	2004	2003

Assets
Cash and due from subsidiary bank	$2,372	$4,954
Investment in bank subsidiary	83,728	73,794

Total assets	$86,100	$78,748

Liabilities and Shareholders’ Equity
Other liabilities	$377	$375

Total liabilities	377	375

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,132,627 and 7,306,627 shares issued and 7,187,446 and 7,156,689 shares outstanding at December 31, 2004 and 2003, respectively	7,313	7,307
Additional paid-in-capital	27,859	27,620
Retained earnings	50,976	44,105
Other comprehensive income	710	671
Treasury stock, at cost	(1,135)	(1,330)

Total shareholders’ equity	85,723	78,373

Total liabilities and shareholders’ equity	$86,100	$78,748

Condensed Statements of Income
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Equity in undistributed income of subsidiary	$6,872	$2,406	$7,285
Dividends received from subsidiary	1,722	1,704	1,685

Net income	$8,594	$4,110	$8,970

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flow from operating activities:
Net income	$8,594	$4,110	$8,970
Equity in undistributed income of subsidiary	(6,872)	(2,406)	(7,285)
Increase (decrease) in other liabilities	2	—	(35)

Net cash provided by operating activities	1,724	1,704	1,650

Cash flow from investment activities:
Investment in subsidiary	(3,025)	(12)	—

Net cash provided by (used in) investing activities	(3,025)	(12)	—
Cash flow from financing activities:
Proceeds from issuance of common stock	50	1,186	76
Re-issuance of treasury stock	390	397	425
Repurchase of common stock	—	(212)	(349)
Dividends	(1,721)	(1,696)	(1,685)

Net cash provided by (used in) financing activities	(1,281)	(325)	(1,533)

Net increase (decrease) in cash and cash equivalents	(2,582)	1,367	117
Cash and cash equivalents at beginning of year	4,954	3,587	3,470

Cash and cash equivalents at end of year	$2,372	$4,954	$3,587

Dividends declared but not paid	$431	$429	$422

16.	Related Party Transactions
      In the ordinary course of business, the Bank enters into transactions with its and the Company’s officers and directors and their affiliates. It is the Bank’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2004, certain of these officers and directors and their affiliated companies were indebted to the Bank in the aggregate amount of approximately $265,000, down from $2.5 million in 2003, primarily due to a $2.0 million loan that was paid off in 2004.
      The following is an analysis of activity for the years ended December 31, 2004 and 2003 for such amounts (in thousands):

	2004	2003

Balance at January 1,	$2,532	$2,635
New loans and advances	497	1,790
Repayments	(2,764)	(1,893)

Balance at December 31,	$265	$2,532

      In addition, as of December 31, 2004 and 2003, the Bank held demand and other deposits for related parties of approximately $12.3 million and $4.5 million, respectively.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      New Era Life Insurance Company (New Era) is the agency used by the Company for the insurance coverage the Company provides to employees of the Company and the Bank and their dependents. The insurance coverage consists of medical and dental insurance. The Company’s Chairman is a principal shareholder and a Chairman of the Board of New Era. The Company paid New Era $1.5 million and $1.4 million for such insurance coverage for the years ended December 31, 2004 and 2003, respectively.
      In addition to the insurance transactions, the Bank has three commercial real estate loan participations with New Era. These loans were originated and are being serviced by the Bank. Both loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2004 and 2003, respectively (in thousands):

	2004	2003

Gross balance	$11,511	$5,268
Less: participation portion sold to New Era	(4,226)	(1,040)

Net balance outstanding	$7,285	$4,228

      The loans have interest rates which float with the prime rate and mature in May 2005, October 2005 and October 2008. The percent of the participation portions sold to New Era varies from 8.29% to 50.00%
      Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and the Bank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company. A Company director is Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. The lease covering the Company’s headquarters commenced on February 1, 2001 at a net rent of $34,787 per month. The lease covering the Bank’s Bellaire branch commenced on January 1, 2003 at a net rent of $10,853 per month. For these respective lease agreements, the Company paid Gaumnitz, Inc. $538,000 and $511,000 during the years ended December 31, 2004 and 2003, respectively.

17.	Earnings Per Share
      The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net income	$8,594	$4,110	$8,970

Weighted average common shares in basic EPS	7,175	7,089	7,024
Effects of dilutive securities	55	124	130

Weighted average common and potentially dilutive common shares used in Diluted EPS	7,230	7,213	7,154

Earnings per common share:
Basic	$1.20	$0.58	$1.28
Diluted	$1.19	$0.57	$1.25
      Stock options of 51,750, 92,500 and 162,200 shares for the years ended December 31, 2004, 2003 and 2002, respectively, have not been included in the diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Statement of Cash Flow Information:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash payments during the year for:
Interest	$11,267	$12,284	$14,774
Income taxes	3,850	2,000	4,510
Noncash investing and financing activities:
Dividends declared not paid	431	429	422
Foreclosed assets acquired	1,781	4,583	1,464
Loans to facilitate the sale of foreclosed assets	505	300	325
Transfer of loans receivable to loans held-for-sale	—	18,322	—

19.	Stock Options
      The Company had outstanding options issued to five of the six founding directors of the Bank to purchase an aggregate of 100,000 shares of Common Stock pursuant to the 1998 Director Stock Option Agreement (“Founding Director Plan”). Pursuant to the Founding Director Plan, each of the five participants was granted non-qualified options to purchase 20,000 shares of Common Stock at a price of $11.00 per share. A total of 20,000 options which were initially granted to one of the founding directors were cancelled upon his resignation as a director. Of the six founding directors of the Bank, the five participants (Tommy F. Chen, May P. Chu, John Lee, David Tai, and Don J. Wang) currently serve as directors of the Company and the Bank. The options expired on July 24, 2003 and the participants exercised their options prior to expiration.
      The Company’s 1998 Stock Incentive Plan (“Incentive Plan”) authorizes the issuance of up to 700,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. Options to acquire 200,000 shares of Common Stock was granted under the Incentive Plan in 2004. In 2004 options were granted to acquire 200,000 shares of Common Stock. As of December 31, 2004 there were 271,000 options outstanding under the Incentive Plan. No performance shares have been awarded under the Incentive Plan in 2004.
      The options granted during 2004 and 2003 under the Incentive Plan vested 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. The options granted in 2002 under the Incentive Plan vest at 20% per year. All options are granted at a fixed exercise price. The exercise price for the options granted under the Incentive Plan is the fair market value of the Company’s Common Stock on the grant date, which was a weighted average of $13.05 for the options granted in 2001, a weighted average of $13.07 for the options granted in 2003 and a weighted average price of $15.91 in 2004. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. There was no compensation expense under any of the plans for the years ended December 31, 2004, 2003 or 2002.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock options granted to employees as of December 31, 2004, 2003 and 2002 and the changes during the years ended on these dates is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	212,000	$11.10	300,200	$10.81	300,000	$10.78
Granted	200,000	15.91	22,500	13.07	1,100	13.05
Exercised	(6,000)	8.31	(110,700)	10.71	(900)	8.31
Canceled	(135,000)	11.56	—	—	—	—

Outstanding at end of the year	271,000	$14.49	212,000	$11.10	300,200	$10.81

Exercisable at end of the year	51,750	$10.13	92,500	$10.40	165,200	$10.51

Weighted average fair value of all options granted	$3.39		$2.64		$2.53
      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2004	2003	2002

Expected term	3 years	3 years	3 years
Expected volatility	22.00%	19.00%	20.00%
Expected dividend	$0.24	$0.24	$0.24
Risk-free interest rate	3.25%	2.28%	1.99%
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
				Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
	Outstanding	Average	Remaining	Outstanding	Average
Range of Exercise Prices	at 12/31/04	Exercise Price	Contractual Life	at 12/31/04	Exercise Price

$7.25 - $8.31	18,500	$7.91	2.02 years	18,500	$7.9100
$10.50 - $13.10	52,500	11.36	4.92 years	33,250	11.1429
$14.92 - $19.08	200,000	15.91	7.06 years	—	—

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4		Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1		Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).
10.2		MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10	.3†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.4		First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.5†*	Employment Agreement between MetroCorp Bancshares, Inc. and George M. Lee
21		Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.