Form 10-Q
period 2005-03-31
METROCORP BANCSHARES INC
filed 2005-05-13
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     As of May 9, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,322,627.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$22,104	$26,285
Federal funds sold and other temporary investments	10,802	5,788

Total cash and cash equivalents	32,906	32,073
Securities available for sale, at fair value	255,656	273,720
Loans, net of allowance for loan losses of $11,075 and $10,863, respectively	581,016	581,774
Loans, held for sale	1,886	1,899
Accrued interest receivable	3,185	3,308
Premises and equipment, net	6,460	6,512
Customers’ liability on acceptances	974	6,669
Foreclosed assets, net	1,175	1,566
Other assets	7,283	6,429

Total assets	$890,541	$913,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$172,463	$163,191
Interest-bearing	569,603	591,862

Total deposits	742,066	755,053
Other borrowings	55,137	60,849
Accrued interest payable	687	649
Acceptances outstanding	974	6,669
Other liabilities	5,682	5,007

Total liabilities	804,546	828,227

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 00 par value, 20,000,000 shares authorized; 7,322,627 and 7,312,627 shares issued and 7,201,576 and 7,187,446 shares outstanding at March 31, 2005 and December 31, 2004, respectively	7,323	7,313
Additional paid in capital	28,012	27,859
Retained earnings	52,805	50,976
Accumulated other comprehensive (loss) income	(1,043)	710
Treasury stock, at cost	(1,102)	(1,135)

Total shareholders’ equity	85,995	85,723

Total liabilities and shareholders’ equity	$890,541	$913,950

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Interest income:
Loans	$10,070	$8,178
Securities:
Taxable	2,422	2,187
Tax-exempt	218	234
Federal funds sold and other temporary investments	54	38

Total interest income	12,764	10,637

Interest expense:
Time deposits	2,375	1,901
Demand and savings deposits	386	296
Other borrowings	573	436

Total interest expense	3,334	2,633

Net interest income	9,430	8,004
Provision for loan losses	400	550

Net interest income after provision for loan losses	9,030	7,454

Noninterest income:
Service fees	1,628	1,659
Other loan-related fees	145	208
Letters of credit commissions and fees	142	115
Gain on sale of loans	8	55
Other noninterest income	127	11

Total noninterest income	2,050	2,048

Noninterest expenses:
Salaries and employee benefits	4,136	3,814
Occupancy and equipment	1,338	1,400
Foreclosed assets, net	410	(663)
Other noninterest expense	1,866	1,797

Total noninterest expenses	7,750	6,348

Income before provision for income taxes	3,330	3,154
Provision for income taxes	1,070	991

Net income	$2,260	$2,163

Earnings per common share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.30

Weighted average shares outstanding:
Basic	7,194	7,161
Diluted	7,292	7,254
Dividends per common share	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Net income	$2,260	$2,163

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding (loss) gain arising during the period	(1,753)	1,365
Less: reclassification adjustment for gain included in net income	—	—

Other comprehensive (loss) income	(1,753)	1,365

Total comprehensive income	$507	$3,528

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock, At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total
Balance at December 31, 2004	7,188	$7,313	$27,859	$50,976	$710	$(1,135)	$85,723
Issuance of common stock	10	10	95	—	—	—	105
Re-issuance of treasury stock	4	—	58	—	—	33	91
Net income	—	—	—	2,260	—	—	2,260
Other comprehensive loss	—	—	—	—	(1,753)	—	(1,753)
Cash dividends ($0.06 per share)	—	—	—	(431)	—	—	(431)

Balance at March 31, 2005	7,202	$7,323	$28,012	$52,805	$(1,043)	$(1,102)	$85,995

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net Income	$2,260	$2,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	347	328
Provision for loan losses	400	550
Loss (gain) on foreclosed assets	391	(892)
Loss on sale and disposal of premises and equipment	99	—
Gain on sale of loans	(8)	(55)
Amortization of premiums and discounts on securities	75	166
Amortization of net deferred loan fees	(498)	(191)
Changes in:
Loans held-for-sale	13	1,710
Accrued interest receivable	123	244
Other assets	47	118
Accrued interest payable	38	(34)
Other liabilities	675	(317)

Net cash provided by operating activities	3,962	3,790

Cash flows from investing activities:
Purchases of securities available-for-sale	(185)	(6,818)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	15,520	25,299
Net change in loans	864	(20,340)
Proceeds from sale of foreclosed assets	—	2,700
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment	(398)	(1,007)

Net cash provided by investing activities	15,805	(166)

Cash flows from financing activities:
Net change in:
Deposits	(12,987)	(16,148)
Other borrowings	(5,712)	4,620
Proceeds from issuance of common stock	105	—
Re-issuance of treasury stock	91	94
Dividends paid	(431)	(429)

Net cash used in financing activities	(18,934)	(11,863)

Net increase (decrease) in cash and cash equivalents	833	(8,239)
Cash and cash equivalents at beginning of period	32,073	36,927

Cash and cash equivalents at end of period	$32,906	$28,688

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, MetroBank, National Association (the “Bank”). The Bank was formed in 1987 and is engaged in commercial banking activities through its thirteen branches in Houston and Dallas, Texas. The Company considers itself one reporting segment. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2005, results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. Interim period results are not necessarily indicative of results for a full-year period.

     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, total assets or shareholders’ equity.

     These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2005	2004
Net income:
As reported	$2,260	$2,163
Pro forma	$2,166	$2,120
Stock-based compensation cost, net of income taxes:
As reported	$—	$—
Pro forma	$94	$43
Basic earnings per common share:
As reported	$0.31	$0.30
Pro forma	$0.30	$0.30
Diluted earnings per common share:
As reported	$0.31	$0.30
Pro forma	$0.30	$0.29

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

     Under the Securities and Exchange Commission’s rule, SFAS No. 123R is now effective for public companies for annual, rather than interim, periods that begins after June 15, 2005. The effect for the Company is a six-month deferral of the new standard. Until SFAS No. 123R’s amended effective date, the provisions of SFAS No. 123 remain in effect, which permit the continued use of the intrinsic value method of APB No. 25. The Company has no current plans to modify, repurchase or cancel existing awards.

2.	EARNINGS PER COMMON SHARE

     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidulutive are excluded from earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of March 31, 2005, there are no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net income available to common shareholders	$2,260	$2,163

Weighted average common shares outstanding:
Basic	7,194	7,161
Shares issuable under stock option plans	98	93

Diluted	7,292	7,254

Earnings per common share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.30

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of March 31, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
	(Dollars in thousands)
Available-for-Sale
U.S. Treasury securities and obligations of U.S. Government agencies	$5,005	$1	$(98)	$4,908	$5,005	$—	$(18)	$4,987
Obligations of state and political subdivisions	17,160	777	—	17,937	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	208,557	475	(2,520)	206,512	222,977	1,344	(1,179)	223,142
Other debt securities	1,749	12	(1)	1,760	1,979	14	—	1,993
Investment in ARM and CRA funds	18,922	34	(260)	18,696	18,772	89	(205)	18,656
FHLB/Federal Reserve Bank Stock	5,843	—	—	5,843	5,807	—	—	5,807

Total Securities	$257,236	$1,299	$(2,879)	$255,656	$272,645	$2,477	$(1,402)	$273,720

     The following table displays the gross unrealized losses and fair value of investments as of March 31, 2005 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$4,873	$(98)	$—	$—	$4,873	$(98)
Mortgage-backed securities and collateralized mortgage obligations	99,329	(1,224)	49,054	(1,296)	148,383	(2,520)
Other debt securities	364	(1)	—	—	364	(1)
Investment in ARM and CRA funds	—	—	14,496	(260)	14,496	(260)

Total securities	$104,566	$(1,323)	$63,550	$(1,556)	$168,116	$(2,879)

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	LITIGATION

     In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served as co-defendant in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. The lawsuit did not seek a specified amount. Also included, as defendants in the lawsuit, were BDO Seidman LLP and the CIT Group/ Commercial Services, Inc. The plaintiff had filed this case in both Federal and State courts. The U.S. Bankruptcy Court ruled in favor of the defendants. The plaintiff filed an appeal with the U.S. Fifth Circuit Court of Appeals which upheld the U.S. Bankruptcy Court’s ruling. As of March 29, 2005, the plaintiff’s period to re-appeal to the U.S. Fifth Circuit Court of Appeals expired, thereby, upholding and re-affirming the ruling of the U.S. Bankruptcy Court in favor of the defendants. The Agreed Final Judgment ordered, adjudged and decreed that this case and all claims and causes of action of Plaintiffs against Defendants, in both Federal and State of Texas courts, are dismissed with prejudice to the refiling of same or any part thereof. As of March 31, 2005, this lawsuit was dismissed.

5.	OFF-BALANCE SHEET ACTIVITIES

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at March 31, 2005 and December 31, 2004 totaled $88.8 million and $106.0 million, respectively. Commitments under standby and commercial letters of credit at March 31, 2005 and December 31, 2004 totaled $11.2 million and $15.6 million, respectively.

     The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2005 and December 31, 2004 is presented below (in thousands):

	As of	As of
	March 31, 2005	December 31, 2004
Unfunded loan commitments including unfunded lines of credit	$88,832	$105,975
Standby letters of credit	4,253	3,852
Commercial letters of credit	6,977	11,756
Operating leases	3,423	4,060

Total financial instruments with off-balance sheet risk	$103,485	$125,643

6.	ALLOWANCE FOR LOAN LOSSES

     The following table presents an analysis of the allowance for loan losses for the periods indicated:

	As of and for the
	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$10,863	$10,448
Provision for loan losses	400	550
Charge-offs	(240)	(368)
Recoveries	52	220

Allowance for loan losses at end of period	$11,075	$10,850

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	NEW ACCOUNTING PRONOUNCEMENTS

     On December 16, 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.

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

Overview

     The Company recorded net income of $2.3 million for the three months ended March 31, 2005, up approximately $97,000 compared with net income of $2.2 million for the same quarter in 2004. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2005 was $0.31, up $0.01 per diluted share compared with diluted EPS of $0.30 for the same quarter in 2004.

     Total assets were $890.5 million at March 31, 2005, down approximately $23.4 million or 2.6% from $914.0 million at December 31, 2004. Investment securities at March 31, 2005 were $255.7 million, down approximately $18.0 million or 6.6% from $273.7 million at December 31, 2004. Net loans, both held-for-investment and held-for-sale, at March 31, 2005 were $582.9 million, down approximately $771,000 or 0.1% from $583.7 million at December 31, 2004. Total deposits at March 31, 2005 were $742.1 million, down approximately $13.0 million or 1.7% from $755.1 million at December 31, 2004. Other borrowings at March 31, 2005 were $55.1 million, down approximately $5.7 million or 9.4% from $60.8 million at December 31, 2004. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2005 and 2004 was both 1.01%. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2005 and 2004 was 10.54% and 11.03%, respectively.

     Shareholders’ equity at March 31, 2005 was $86.0 million compared to $85.7 million at December 31, 2004, an increase of approximately $272,000 or 0.3%.

Results of Operations

     Net Interest Income and the Net Interest Margin. For the three months ended March 31, 2005, net interest income, before the provision for loan losses, was $9.4 million, up approximately $1.4 million or 17.8% from $8.0 million for the same period in 2004. The increase was primarily due to a $2.1 million increase in interest income that was partially offset by a $700,000 increase in interest expense. Average interest-earning assets for the three months ended March 31, 2005 were $871.6 million, up approximately $49.6 million or 6.0% from $822.0 million for the same period in 2004. The increase in net interest income primarily reflects the impact of the Federal Reserve’s interest rate increases since June 2004. The weighted average yield on interest-earning assets for the first quarter 2005 was 5.94%, up 74 basis points from 5.20% for the same quarter in 2004. Average interest-bearing liabilities for the three months ended March 31, 2005 were $648.7 million, up approximately $41.0 million or 6.8% from $607.6 million for the same period in 2004. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2005 was 2.08%, up 34 basis points from 1.74% for the same quarter in 2004.

     The net interest margin for the three months ended March 31, 2005 was 4.39%, up 47 basis points from 3.92% for the same period in 2004. The increase was primarily the result of an increase in the yield on earning assets of 74 basis points that was partially offset by an increase in the cost of earning assets of 27 basis points. The increase in yield and cost was primarily a result of the Federal Reserve’s seven interest rate increases since June 2004.

     Total Interest Income. Total interest income for the three months ended March 31, 2005 was $12.8 million, up approximately $2.1 million or 20.0% from $10.6 million for the same period in 2004. The increase was primarily the result of higher volume of and higher yield on interest-earning assets.

     Interest Income from Loans. Interest income from loans for the three months ended March 31, 2005 was $10.1 million, up approximately $1.9 million or 23.1% from $8.2 million for the same quarter in 2004. The increase was primarily due to higher loan yields as a result of the current interest rate environment. The majority of the Bank’s loan portfolio is comprised of variable and adjustable rate loans that benefit the Company during periods of increases in the prime rate. Average total loans for the three months ended March 31, 2005 were $595.8 million compared to average total loans for the same period in 2004 of $563.3 million, an increase of approximately $32.5 million or 5.8%. For the first quarter 2005, the average yield on total loans was 6.85% compared to 5.84% for the same quarter in 2004, an increase of 101 basis points.

     Approximately $539.4 million or 90.5 % of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and are therefore, sensitive to interest rate movement. At March 31, 2005, the average yield on total loans was approximately 110 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $425.7 million or 71.4% of the total loan portfolio. At March 31, 2005, these loans carried a weighted average interest rate of 6.99%. At March 31, 2004, these loans represented 66.8% of the total loan portfolio and carried a weighted average interest rate of 5.78%. Future increases in market interest rates, especially the prime rate, may not immediately impact the loan portfolio yield because some of the floor rates are higher than the current prime rate. Other factors that have impacted interest income from loans include refinancing pressures on existing loans and new loans added to the portfolio at lower interest rates.

     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended March 31, 2005 was $2.7 million, up approximately $235,000 or 9.6% compared to $2.5 million for the same period in 2004, primarily due to a higher yield on total investments. Average total investments for the three months ended March 31, 2005 were $275.7 million compared to average total investments for the same period in 2004 of $258.7 million, an increase of approximately $17.1 million or 6.6%. For the first quarter 2005, the average yield on total investments was 3.96% compared to 3.82% for the same quarter in 2004, an increase of 14 basis points.

     Total Interest Expense. Total interest expense for the three months ended March 31, 2005 was $3.3 million, up approximately $701,000 or 26.6% compared to $2.6 million for the same period in 2004. The increase primarily reflected higher interest rates and an increase in interest-bearing liabilities.

     Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2005 was $2.8 million, up approximately $564,000 or 25.7% compared to $2.2 million for the same period in 2004. The increase was primarily due to higher interest rates paid for interest-bearing deposits. Average interest-bearing deposits for the three months ended March 31, 2005 were $582.5 million compared to average interest-bearing deposits for the same period in 2004 of $546.9 million, an increase of $35.6 million or 6.5%. The average interest rate paid on interest-bearing deposits for the first quarter 2005 was 1.92% compared to 1.62% for the same quarter in 2004, an increase of 30 basis points.

     Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended March 31, 2005 was $573,000, up approximately $137,000 or 31.4% compared to $436,000 for the same period in 2004. The increase was primarily due to higher borrowed funds and higher interest rates paid for borrowed funds. Average borrowed funds for the three months ended March 31, 2005 were $66.2 million compared to average borrowed funds for the same quarter in 2004 of $60.7 million, an increase of $5.5 million. The average interest rate paid on borrowed funds for the first quarter 2005 was 3.51%, compared to 2.89% for the same quarter in 2004, an increase of 62 basis points.

     The following table presents, for each major category of interest-earning assets and interest-bearing liabilities, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. No tax-equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans having a zero yield, with income, if any, recognized at the end of the loan term.

	For The Three Months Ended March 31,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (including loans held-for-sale)	$595,808	$10,070	6.85%	$563,309	$8,178	5.84%
Taxable securities	248,746	2,422	3.95	230,661	2,187	3.81
Tax-exempt securities	17,664	218	5.01	18,836	234	5.00
Federal funds sold and other temporary investments	9,336	54	2.35	9,174	38	1.67

Total interest-earning assets	871,554	12,764	5.94	821,980	10,637	5.20
Less allowance for loan losses	(11,042)			(10,654)

Total interest-earning assets, net of allowance for loan losses	860,512			811,326
Noninterest-earning assets	47,726			47,230

Total assets	$908,238			$858,556

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$89,009	$175	0.80%	$72,141	$99	0.55%
Savings and money market accounts	112,409	211	0.76	117,574	197	0.67
Time deposits	381,063	2,375	2.53	357,194	1,901	2.14
Other borrowings	66,187	573	3.51	60,715	436	2.89

Total interest-bearing liabilities	648,668	3,334	2.08	607,624	2,633	1.74
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	165,659			165,974
Other liabilities	6,963			6,092

Total liabilities	821,290			779,690
Shareholders’ equity	86,948			78,866

Total liabilities and shareholders’ equity	$908,238			$858,556

Net interest income		$9,430			$8,004

Net interest spread			3.86%			3.46%
Net interest margin			4.39%			3.92%

(1)	Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly. Changes related to the leap year in 2004 of approximately $70,000 have been included in volume.

	Three Months Ended March 31,
	2005 vs 2004
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (including loans held-for-sale)	$400	$1,492	$1,892
Taxable securities	152	83	235
Tax-exempt securities	(16)	—	(16)
Federal funds sold and other temporary investments	—	16	16

Total increase in interest income	536	1,591	2,127

Interest-bearing liabilities:
Interest-bearing demand deposits	22	54	76
Savings and money market accounts	(10)	24	14
Time deposits	110	364	474
Other borrowings	35	102	137

Total increase in interest expense	157	544	701

Increase in net interest income	$379	$1,047	$1,426

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2005 was $400,000, down approximately $150,000, compared to $550,000 for the same period in 2004. The decrease was primarily due to a reduction in nonperforming loans compared with same period last year. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at March 31, 2005 and 2004 was 1.86% and 1.89%, respectively.

     Noninterest Income. Noninterest income for the three months ended March 31, 2005 was stable compared to the same period in 2004. Other noninterest income increased $116,000 compared to the same period in 2004 primarily due to $99,000 in income relating to changes on ATM network arrangements. The increase was partially offset by decrease in other loan-related fees and service fees and a lower gain on the sale of loans.

     Noninterest Expense. Total noninterest expense for the three months ended March 31, 2005 was $7.8 million, up approximately $1.4 million or 22.1 % compared to $6.3 million for the same quarter in 2004. The increase was primarily due to a combination of a write-down on foreclosed property for sale of approximately $391,000 in the first quarter of 2005, and a $900,000 on gain from the sale of foreclosed properties during first quarter of 2004. Salaries and employee benefits for the three months ended March 31, 2005 was $4.1 million, up $322,000 compared with $3.8 million for the same period in 2004 primarily due to increased incentive bonus accruals for 2005. Occupancy and equipment expense for the three months ended March 31, 2005 was down approximately $62,000 compared to the same period in 2004. Other non-interest expense for the three months ended March 31, 2005 was up approximately $69,000 compared to the same period in 2004, primarily due to $100,000 of expenses associated with a branch consolidation in Dallas, Sarbanes-Oxley compliance costs, and donations made to Tsunami victims.

Financial Condition

     Loan Portfolio. Total loans at March 31, 2005 were $594.0 million, down $559,000 or 0.1% from $594.5 million at December 31, 2004. Compared to the loan level at December 31, 2004, commercial and industrial loans decreased $11.8 million and real estate loans increased $12.2 million during the three months ended March 31, 2005. As of March 31, 2005, the Company had approximately $52.8 million or 8.9% of its loan portfolio concentrated in the hospitality industry, compared to $56.0 million or 9.4 % of its loan portfolio at December 31, 2004, and $64.6 million or 11.0% at March 31, 2004. At March 31, 2005 and December 31, 2004, the ratio of total loans to total deposits was 80.04%, and 78.74% respectively. At the same dates, total loans represented 66.7% and 65.1% of total assets, respectively.

     The following table summarizes the loan portfolio, including loans held-for-sale, by type of loan at the dates indicated:

	As of March 31, 2005		As of December 31, 2004
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	333,731	55.96%	345,570	57.88%
Real estate mortgage
Residential	8,569	1.44	11,199	1.87
Commercial	215,592	36.15	188,121	31.51

	224,161	37.59	199,320	33.38

Real estate construction
Residential	6,983	1.17	9,761	1.64
Commercial	22,963	3.85	32,868	5.50

	29,946	5.02	42,629	7.14

Consumer and other	8,511	1.43	9,556	1.60

Gross loans	596,349	100.00%	597,075	100.00%

Less: unearned discounts, interest and deferred fees	(2,372)		(2,539)

Total loans	593,977		594,536
Less: allowance for loan losses	(11,075)		(10,863)

Loans, net	582,902		583,673

     Nonperforming Assets. Total nonperforming assets at March 31, 2005 were $21.1 million, up approximately $2.9 million or 15.7%, compared to $18.3 million at December 31, 2004. As of March 31, 2005, nonperforming assets primarily consisted of $17.2 million in nonaccrual loans, $2.7 million in accruing loans that were 90 days or more past due, and $1.2 million in other real estate. The increase in accruing loans 90 days or more past due compared to December 31, 2004 was primarily due to two loans, which are currently in the process of collection. Net nonperforming assets at March 31, 2005 were $18.2 million compared to $15.2 million at December 31, 2004, an increase of $3.0 million or 19.5%. Approximately $12.4 million of such nonaccrual loans are collateralized by real estate, which represented 72.2% of total nonaccrual loans at March 31, 2005.

     The ratios for net nonperforming assets to total loans and other real estate at March 31, 2005 and December 31, 2004 were 3.05% and 2.55%, respectively. The ratios for net nonperforming assets to total assets were 2.04% and 1.67% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.9 million at March 31, 2005 compared to $3.0 million at December 31, 2004.

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

     The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$17,232	$16,504
Accruing loans 90 days or more past due	2,715	181
Other real estate (“ORE”) and other assets repossessed (“OAR”)	1,175	1,566

Total nonperforming assets	21,122	18,251
Less: Nonperforming loans guaranteed by the SBA, Ex-Im Bank an OCCGF	(2,942)	(3,032)

Total net nonperforming assets	$18,180	$15,219

Total nonperforming assets to total assets	2.37%	2.00%
Total nonperforming assets to total loans and ORE/OAR	3.55%	3.06%
Net nonperforming assets to total assets (1)	2.04%	1.67%
Net nonperforming assets to total loans and ORE/OAR (1)	3.05%	2.55%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

     The following is a summary of loans considered to be impaired as of the dates indicated:

	As of	As of
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$16,277	$15,339
Impaired loans with a SFAS No. 114 valuation reserve	3,748	3,967

Total recorded investment in impaired loans	$20,025	$19,306

Valuation allowance related to impaired loans	$2,186	$1,751

     The average recorded investment in impaired loans during the three months ended March 31, 2005 and the year ended December 31, 2004 was $19.4 million and $20.8 million, respectively. Interest income on impaired loans of $ 58,000 was recognized for cash payments received during the three months ended March 31, 2005.

     Allowance for Loan Losses. At March 31, 2005 and 2004, the allowance for loan losses was $11.1 million and 10.9 million, respectively, or 1.86% and 1.89% of total loans, respectively. At December 31, 2004, the allowance for loan losses was $10.7 million, or 1.83% of total loans. Net charge-offs for the three months ended March 31, 2005 were $188,000 compared with $148,000 for the same period in 2004.

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in the loan portfolio. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible in whole or in part. Recoveries are recorded when cash payments are received. The Company employs a systematic methodology for determining the allowance for loan losses that includes a review of the changes in the quality of the loan portfolio as determined by loan quality grades assigned to each loan. The loan quality grades are administered by ongoing reviews by loan officers, credit administration and the loan review department. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration. Specific review factors include, but are not limited to, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, changes are implemented in the allowance for loan losses.

While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.

     The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated:

	As of and for the
	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Average year-to-date total loans outstanding	$595,808	$563,309

Total loans outstanding at end of period	$593,977	$575,401

Allowance for loan losses at beginning of period	$10,863	$10,448
Provision for loan losses	400	550
Charge-offs:
Commercial and industrial	(125)	(342)
Real estate mortgage	—	—
Real estate construction	(5)	—
Consumer and other	(110)	(26)

Total charge-offs	(240)	(368)

Recoveries:
Commercial and industrial	47	113
Real estate mortgage	1	97
Real estate construction	—	—
Consumer and other	4	10

Total recoveries	52	220

Net charge-offs	(188)	(148)

Allowance for loan losses at end of period	$11,075	$10,850

Ratio of allowance to end of period total loans	1.86%	1.89%
Ratio of net charge-offs to end of period total loans	0.03%	0.03%
Ratio of allowance to end of period total nonperforming loans (1)	55.52%	42.35%
Ratio of allowance to end of period net nonperforming loans (2)	65.13%	48.84%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Securities. At March 31, 2005, the securities portfolio was $255.7 million, a decrease of $18.0 million or 6.6% from $273.7 million at December 31, 2004. The decrease was primarily due to prepayments in mortgage-backed securities that exceeded portfolio reinvestment. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of March 31, 2005 approximately $29.2 million in short-term borrowings from the FHLB have been utilized to fund approximately of mortgage-backed securities to increase interest-earning assets.

     Deposits. At March 31, 2005, total deposits were $742.1 million, down $13.0 million or 1.7% from $755.1 million at December 31, 2004. However, noninterest-bearing demand deposits at March 31, 2005 increased $9.3 million or 5.7% to $172.5 million from $163.2 million at December 31, 2004. The Company’s ratios of noninterest-bearing demand deposits to total deposits at March 31, 2005 and December 31, 2004 were 23.2% and 21.6%, respectively. Interest-bearing deposits at March 31, 2005 were $569.6 million, down $22.3 million or 3.8% compared with $591.9 million at December 31, 2004.

     Other Borrowings. Other borrowings at March 31, 2005 were $55.1 million, down approximately $5.7 million, or 9.4% compared to other borrowings of $60.8 million at December 31, 2004. The Company has two ten-year loans totaling $25.0 million from the FHLB of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB. The Company also has several FHLB advances totaling $29.2 million with weighted average fixed rates of 2.86% and scheduled to mature in the second quarter of 2005. These borrowings were part of a strategic plan to continue the growth of interest-earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately three years. Other short-term borrowings at March 31, 2005 consisted of approximately $937,000 in U.S. Treasury tax note option accounts.

     The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the	As of and for the
	Three Months Ended	Year Ended
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Federal funds purchased:
at end of period	$—	$—
average during the period	—	—
maximum month-end balance during the period	—	—
FHLB notes:
at end of period	$54,200	$59,900
average during the period	65,493	63,288
maximum month-end balance during the period	72,500	74,300
Interest rate at end of period	3.84%	3.46%
Interest rate during the period	3.51	2.93
Other short-term borrowings:
at end of period	$937	$949
average during the period	694	734
maximum month-end balance during the period	937	1,057

     Liquidity. The Company’s loan to deposit ratio at March 31, 2005 was 80.04%. As of this same date, the Company had commitments to fund loans in the amount of $88.8 million. At March 31, 2005, the Company had stand-by letters of credit of $4.3 million, of which, the Company has recorded a liability of $7,182. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $357.9 million from the FHLB. Additionally, the Company had several unused, unsecured lines of credit with correspondent banks totaling $5.0 million at March 31, 2005.

     Capital Resources. Shareholders’ equity at March 31, 2005 was $86.0 million compared to $85.7 million at December 31, 2004, an increase of approximately $272,000. This increase was primarily the combined result of $2.3 million net income, a decrease in accumulated other comprehensive income of $1.8 million, and an increase in paid-in capital of $153,000 that reflected the effect of dividend reinvestment that was partially offset by dividend payments of approximately $431,000.

     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of March 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective		Actual Ratio At
	Purposes		Action Provisions		March 31, 2005
The Company
Leverage ratio	4.00	%(1)	N/A	%	9.55%
Tier 1 risk-based capital ratio	4.00		N/A		13.54
Risk-based capital ratio	8.00		N/A		14.79
The Bank
Leverage ratio	4.00	%(2)	5.00%		9.31%
Tier 1 risk-based capital ratio	4.00		6.00		13.19
Risk-based capital ratio	8.00		10.00		14.45

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     There have been no material changes in the market risk information previously disclosed in the Company’s Form 10-K for the year ended December 31, 2004. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     In September 2003, Advantage Finance Corporation (“AFC”), a subsidiary of the Company that is no longer active, was served as co-defendant in connection with a lawsuit based on alleged “malicious prosecution” and “conspiracy”. The lawsuit did not seek a specified amount. Also included, as defendants in the lawsuit, were BDO Seidman LLP and the CIT Group/ Commercial Services, Inc. The plaintiff had filed this case in both Federal and State courts. The U.S. Bankruptcy Court ruled in favor of the defendants. The plaintiff filed an appeal with the U.S. Fifth Circuit Court of Appeals which upheld the U.S. Bankruptcy Court’s ruling. As of March 29, 2005, the plaintiff’s period to re-appeal to the U.S. Fifth Circuit Court of Appeals expired, thereby, upholding and re-affirming the ruling of the U.S. Bankruptcy Court in favor of the defendants. The Agreed Final Judgment ordered, adjudged and decreed that this case and all claims and causes of action of Plaintiffs against Defendants, in both Federal and State of Texas courts, are dismissed with prejudice to the refiling of same or any part thereof. As of March 31, 2005, this lawsuit was dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
3.1	- Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	- Computation of Earnings Per Common Share, included as Note (2) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Identification of Exhibit
31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: May 13, 2005		George M. Lee
Chief Executive Office (principal executive officer)

Date: May 13, 2005	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
3.1	-	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	-	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	-	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	-	Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1*	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.