Form 10-Q
period 2005-06-30
METROCORP BANCSHARES INC
filed 2005-08-12
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
     As of August 10, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,210,235.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$29,067	$26,285
Federal funds sold and other temporary investments	13,536	5,788

Total cash and cash equivalents	42,603	32,073
Securities available-for-sale, at fair value	248,580	273,720
Loans, net of allowance for loan losses of $10,706 and $10,863, respectively	599,132	581,774
Loans, held-for-sale	–	1,899
Accrued interest receivable	3,439	3,308
Premises and equipment, net	6,347	6,512
Customers’ liability on acceptances	1,626	6,669
Foreclosed assets, net	–	1,566
Other assets	7,483	6,429

Total assets	$909,210	$913,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$172,706	$163,191
Interest-bearing	602,303	591,862

Total deposits	775,009	755,053
Other borrowings	36,445	60,849
Accrued interest payable	710	649
Acceptances outstanding	1,626	6,669
Other liabilities	6,541	5,007

Total liabilities	820,331	828,227

Commitments and contingencies	–	–

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,322,627 and 7,312,627 shares issued and 7,205,956 and 7,187,446 shares outstanding at June 30, 2005 and December 31, 2004, respectively	7,323	7,313
Additional paid-in capital	28,069	27,859
Retained earnings	55,142	50,976
Accumulated other comprehensive (loss) income	(587)	710
Treasury stock, at cost	(1,068)	(1,135)

Total shareholders’ equity	88,879	85,723

Total liabilities and shareholders’ equity	$909,210	$913,950

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$10,657	$8,281	$20,727	$16,459
Securities:
Taxable	2,359	2,153	4,781	4,370
Tax-exempt	212	232	430	466
Federal funds sold and other temporary investments	82	23	136	31

Total interest income	13,310	10,689	26,074	21,326

Interest expense:
Time deposits	2,685	1,850	5,060	3,751
Demand and savings deposits	427	294	813	590
Other borrowings	482	440	1,055	876

Total interest expense	3,594	2,584	6,928	5,217

Net interest income	9,716	8,105	19,146	16,109
Provision for loan losses	500	300	900	850

Net interest income after provision for loan losses	9,216	7,805	18,246	15,259

Noninterest income:
Service fees	1,633	1,627	3,261	3,286
Other loan-related fees	172	169	317	377
Letters of credit commissions and fees	133	124	275	239
Gain on sale of loans	23	514	31	569
Other noninterest income	53	11	180	22

Total noninterest income	2,014	2,445	4,064	4,493

Noninterest expenses:
Salaries and employee benefits	3,868	3,699	8,004	7,513
Occupancy and equipment	1,398	1,430	2,736	2,830
Foreclosed assets, net	14	(251)	424	(914)
Other noninterest expense	1,947	1,730	3,813	3,527

Total noninterest expenses	7,227	6,608	14,977	12,956

Income before provision for income taxes	4,003	3,642	7,333	6,796
Provision for income taxes	1,233	1,135	2,303	2,126

Net income	$2,770	$2,507	$5,030	$4,670

Earnings per common share:
Basic	$0.38	$0.35	$0.70	$0.65
Diluted	$0.38	$0.35	$0.69	$0.64
Weighted average shares outstanding:
Basic	7,205	7,172	7,200	7,167
Diluted	7,271	7,262	7,282	7,258

Dividends per common share	$0.06	$0.06	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$2,770	$2,507	$5,030	$4,670

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	456	(4,788)	(1,297)	(3,423)

Other comprehensive income (loss)	456	(4,788)	(1,297)	(3,423)

Total comprehensive income (loss)	$3,226	$(2,281)	$3,733	$1,247

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total
Balance at December 31, 2004	7,188	$7,313	$27,859	$50,976	$710	$(1,135)	$85,723
Issuance of common stock	10	10	95	–	–	–	105
Re-issuance of treasury stock	8	–	115	–	–	67	182
Net income	–	–	–	5,030	–	–	5,030
Other comprehensive loss	–	–	–	–	(1,297)	–	(1,297)
Cash dividends ($0.12 per share)	–	–	–	(864)	–	–	(864)

Balance at June 30, 2005	7,206	$7,323	$28,069	$55,142	$(587)	$(1,068)	$88,879

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,030	$4,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	701	664
Provision for loan losses	900	850
Loss (gain) on foreclosed assets	384	(1,130)
Loss on sale and disposal of premises and equipment	100	–
Gain on sale of loans	(31)	(569)
Amortization of premiums and discounts on securities	137	1,490
Amortization of net deferred loan fees	(919)	(411)
Changes in:
Loans held-for-sale	1,899	3,486
Accrued interest receivable	(131)	135
Other assets	(388)	(650)
Accrued interest payable	61	(31)
Other liabilities	1,534	733

Net cash provided by operating activities	9,277	9,237

Cash flows from investing activities:
Purchases of securities available-for-sale	(10,304)	(83,851)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	33,344	53,854
Net change in loans	(17,308)	(261)
Proceeds from sale of foreclosed assets	1,182	3,113
Proceeds from sale of premises and equipment	4	–
Purchases of premises and equipment	(640)	(1,448)

Net cash provided by (used in) investing activities	6,278	(28,593)

Cash flows from financing activities:
Net change in:
Deposits	19,956	(7,956)
Other borrowings	(24,404)	20,678
Proceeds from issuance of common stock	105	50
Re-issuance of treasury stock	182	188
Dividends paid	(864)	(860)

Net cash provided by (used in) financing activities	(5,025)	12,100

Net increase (decrease) in cash and cash equivalents	10,530	(7,256)
Cash and cash equivalents at beginning of period	32,073	36,927

Cash and cash equivalents at end of period	$42,603	$29,671

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
     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2005, results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. Interim period results are not necessarily indicative of results for a full-year period.
     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, total assets or shareholders’ equity.
     These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
2. SIGNIFICANT ACCOUNTING POLICIES
Stock-Based Compensation
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
     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income:
As reported	$2,770	$2,507	$5,030	$4,670
Pro forma	2,676	2,464	4,843	4,584
Stock-based compensation cost, net of income taxes:
As reported	–	–	–	–
Pro forma	94	43	187	86
Basic earnings per common share:
As reported	0.38	0.35	0.70	0.65
Pro forma	0.37	0.34	0.67	0.64
Diluted earnings per common share:
As reported	0.38	0.35	0.69	0.64
Pro forma	0.37	0.34	0.67	0.63

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation (Continued)
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
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.
     The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed above.
New Accounting Pronouncements
     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 became effective for loans or debt securities beginning January 1, 2005. Upon adoption on January 1, 2005, there was no impact on the Company’s financial position, results of operations, or cash flows. The Company does not expect SOP 03-3 to have a material impact on its future financial condition, results of operations, or cash flows.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Pronouncements (Continued)
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.
3. EARNINGS PER COMMON SHARE
     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidulutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of June 30, 2005, there are no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income available to common shareholders	$2,770	$2,507	$5,030	$4,670

Weighted average common shares outstanding:
Basic	7,205	7,172	7,200	7,167
Shares issuable under stock option plans	66	90	82	91

Diluted	7,271	7,262	7,282	7,258

Earnings per common share:
Basic	$0.38	$0.35	$0.70	$0.65
Diluted	$0.38	$0.35	$0.69	$0.64
4. AGREEMENT TO ACQUIRE FIRST UNITED BANK
     On June 7, 2005, the Company entered into an Agreement and Plan of Reorganization to acquire First United Bank (“First United”), a commercial bank headquartered in San Diego, California. Following the transaction, First United will be operated as a separate subsidiary of MetroCorp. Under the terms of the Agreement, First United shareholders will receive $51.5057 in cash for each share of First United common stock they own, subject to adjustment. First United is a state chartered commercial bank with two branches located in San Diego and Los Angeles, California that focuses on small and medium-sized commercial and retail customers in the Asian community. At June 30, 2005, First United had total assets of $174.3 million, total loans of $133.8 million and total deposits of $158.2 million. The acquisition is expected to close in the fourth quarter of 2005, pending shareholder and regulatory approvals.

5. SECURITIES AVAILABLE-FOR-SALE
     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of June 30, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
	(Dollars in thousands)
U.S. Government agencies	$33	$1	$—	$34	$35	$—	$—	$35
U.S. Government sponsored entities	14,905	—	(50)	14,855	4,970	—	(18)	4,952
Obligations of state and political subdivisions	17,161	781	(4)	17,938	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	191,624	388	(1,829)	190,183	222,977	1,344	(1,179)	223,142
Other debt securities	1,547	7	(1)	1,553	1,979	14	—	1,993
Investment in ARM and CRA funds	19,074	122	(303)	18,893	18,772	89	(205)	18,656
FHLB/Federal Reserve Bank Stock	5,124	—	—	5,124	5,807	—	—	5,807

Total securities	$249,468	$1,299	$(2,187)	$248,580	$272,645	$2,477	$(1,402)	$273,720

     The following table displays the gross unrealized losses and fair value of investments as of June 30, 2005 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
U.S. Government sponsored entities	$14,855	$(50)	$—	$—	$14,855	$(50)
Obligations of state and political subdivisions	264	(4)	—	—	264	(4)
Mortgage-backed securities and collateralized mortgage obligations	79,958	(677)	57,398	(1,152)	137,356	(1,829)
Other debt securities	200	(1)	—	—	200	(1)
Investment in ARM and CRA funds	—	—	14,566	(303)	14,566	(303)

Total securities	$95,277	$(732)	$71,964	$(1,455)	$167,241	$(2,187)

     Declines in the fair value of individual securities below their cost that are other than temporary would result in realized losses as the individual securities are written down to their fair value. Management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.
6. LITIGATION
     Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that that the resolution of such issues will not have a material adverse impact on the financial condition, or result of operations of the Company or the Bank.

7. OFF-BALANCE SHEET ACTIVITIES
     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at June 30, 2005 and December 31, 2004 totaled $95.8 million and $106.0 million, respectively. Commitments under standby and commercial letters of credit at June 30, 2005 and December 31, 2004 totaled $12.7 million and $15.6 million, respectively.
     The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2005 and December 31, 2004 is presented below (in thousands):

	As of	As of
	June 30, 2005	December 31, 2004
Unfunded loan commitments including unfunded lines of credit	$95,804	$105,975
Standby letters of credit	5,415	3,852
Commercial letters of credit	7,280	11,756
Operating leases	3,180	4,060

Total financial instruments with off-balance sheet risk	$111,679	$125,643

8. ALLOWANCE FOR LOAN LOSSES
     The following table presents an analysis of the allowance for loan losses for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Allowance for loan losses at beginning of period	$11,075	$10,850	$10,863	$10,448
Provision for loan losses	500	300	900	850
Charge-offs	(954)	(807)	(1,194)	(1,175)
Recoveries	85	690	137	910

Allowance for loan losses at end of period	$10,706	$11,033	$10,706	$11,033

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
Overview
     The Company recorded net income of $2.8 million for the three months ended June 30, 2005, up approximately $263,000 compared with net income of $2.5 million for the same quarter in 2004. The Company’s diluted earnings per share (“EPS”) for the three months ended June 30, 2005 was $0.38, up $0.03 per diluted share compared with diluted EPS of $0.35 for the same quarter in 2004. Net income for the six months ended June 30, 2005 was $5.0 million, up approximately $360,000 compared with $4.7 million for the same period in 2004. The Company’s diluted EPS for the six months ended June 30, 2005 was $0.69, up $0.05 from $0.64 for the same period in 2004. The increase in net income and diluted EPS was mainly the result of growth in loans and deposits as well as an increase in the net interest margin compared with the same period of 2004.
     Total assets were $909.2 million at June 30, 2005, down approximately $4.7 million or 0.5% from $914.0 million at December 31, 2004. Investment securities at June 30, 2005 were $248.6 million, down approximately $25.1 million or 9.2% from $273.7 million at December 31, 2004. Total loans, both held-for-investment and held-for-sale, at June 30, 2005 were $609.8 million, up approximately $15.3 million or 2.6% from $594.5 million at December 31, 2004. Total deposits at June 30, 2005 were $775.0 million, up approximately $20.0 million or 2.6% from $755.1 million at December 31, 2004. Other borrowings at June 30, 2005 were $36.4 million, down approximately $24.4 million or 40.1% from $60.8 million at December 31, 2004. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2005 and 2004 was 1.24% and 1.17%, respectively. The Company’s ROAA for the six months ended June 30, 2005 and 2004 was 1.12% and 1.09%, respectively.
     Shareholders’ equity at June 30, 2005 was $88.9 million compared with $85.7 million at December 31, 2004, an increase of approximately $3.2 million or 3.7%. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2005 and 2004 was 12.62% and 12.94%, respectively. The Company’s ROAE for the six months ended June 30, 2005 and 2004 was 11.59% and 11.98%, respectively.
Results of Operations
     Net Interest Income and Net Interest Margin. For the three months ended June 30, 2005, net interest income, before the provision for loan losses, was $9.7 million, up approximately $1.6 million or 19.9% from $8.1 million for the same quarter in 2004. The increase was primarily due to a $2.6 million increase in interest income that was partially offset by a $1.0 million increase in interest expense. Average interest-earning asset balances for the three months ended June 30, 2005 were $863.3 million, up approximately $42.3 million or 5.2% from $821.0 million for the same quarter in 2004. The weighted average yield on interest-earning assets for the three months ended June 30, 2005 was 6.18%, up 94 basis points from 5.24% for the same quarter in 2004. Average interest-bearing liability balances for the three months ended June 30, 2005 were $623.6 million, up approximately $22.4 million or 3.7% from $601.2 million for the same quarter in 2004. The weighted average rate paid on interest-bearing liabilities for the three months ended June 30, 2005 was 2.31%, up 58 basis points from 1.73% for the same quarter in 2004.
     For the six months ended June 30, 2005, net interest income, before the provision for loan losses, was $19.1 million, up approximately $3.0 million or 18.9% from $16.1 million for the same period in 2004. The increase was primarily due to a $4.7 million increase in interest income that was partially offset by a $1.7 million increase in interest expense. Average interest-earning asset balances for the six months ended June 30, 2005 were $867.4 million, up approximately $45.9 million or 5.6% from $821.5 million for the same period in 2004. The weighted average yield on interest-earning assets for the six months ended June 30, 2005 was 6.06%, up 84 basis points from 5.22% for the same period in 2004. Average interest-bearing liability balances for the six months ended June 30, 2005 were $636.1 million, up approximately $31.7 million or 5.2% from $604.4 million for the same period in 2004. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2005 was 2.20%, up 46 basis points from 1.74% for the same period in 2004.
     The net interest margin for the three months ended June 30, 2005 was 4.51%, up 54 basis points from 3.97% for the same quarter in 2004. The increase was primarily the result of a 94 basis points increase in the yield on earning assets that resulted from higher loan yields. The yield on loans for the second quarter of 2005 was 7.16% compared with 6.00% for the second quarter of 2004, an increase of 116 basis points. The increase in net interest margin was partially offset by an increase in the cost of earning assets of 40 basis points. However, the effect of higher interest rates on the cost of interest-bearing liabilities was limited by lower other borrowings and an increase in noninterest-bearing deposits.
     The net interest margin for the six months ended June 30, 2005 was 4.45%, up 51 basis points from 3.94% for the same period in 2004. The increase resulted primarily from an increase in the yield on earning assets of 84 basis points that was partially offset by a 33 basis points increase in the cost of earning assets.

     Total Interest Income. Total interest income for the three months ended June 30, 2005 was $13.3 million, up approximately $2.6 million or 24.5% from $10.7 million for the same period in 2004. Total interest income for the six months ended June 30, 2005 was $26.1 million, up approximately $4.7 million or 22.3% from $21.3 million for the same period in 2004. The higher interest income in the second quarter of 2005, compared with the same quarter in 2004, was primarily the result of an increase in both average earning assets and average yield. The increase in average earning assets came primarily from loan growth. The yield on average earning assets for the second quarter of 2005 was 6.18% compared with 5.24% for the second quarter of 2004, an increase of 94 basis points. The Federal Reserve’s nine interest rate increases between June 2004 and June 2005 contributed positively to the loan yield. The majority of the Bank’s loan portfolio is comprised of variable and adjustable rate loans that benefit the Company during periods of increases in the prime rate.
     Interest Income from Loans. Interest income from loans for the three months ended June 30, 2005 was $10.7 million, up approximately $2.4 million or 28.7% from $8.3 million for the same quarter in 2004 primarily due to loan growth and increase in loan yield. Average total loans for the three months ended June 30, 2005 were $596.6 million compared with average total loans for the same quarter in 2004 of $555.3 million, an increase of approximately $41.3 million or 7.4%. For the three months ended June 30, 2005, the average yield on total loans was 7.16%, compared with 6.00% for the same quarter in 2004, an increase of 116 basis points.
     Approximately $554.6 million or 90.6% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and are, therefore, sensitive to interest rate movement. The average yield on total loans for the three months ended June 30, 2005 was approximately 125 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $498.5 million or 81.3% of the total loan portfolio. At June 30, 2005, these loans carried a weighted average interest rate of 7.30%. At June 30, 2004, these loans represented 68.7% of the total loan portfolio and carried a weighted average interest rate of 5.70%. Future increases in market interest rates, especially the prime rate, may not immediately impact the loan portfolio yield because some of the floor rates are higher than the current prime rate.
     Interest income from loans for the six months ended June 30, 2005 was $20.7 million, up approximately $4.3 million or 25.9% from $16.5 million for the same period in 2004, primarily due to the higher loan yields resulting from the rising interest rate environment and the higher average loan balances. Average total loans for the six months ended June 30, 2005 were $596.2 million compared with average total loans for the same period in 2004 of $559.3 million, an increase of approximately $36.9 million or 6.6%. For the six months ended June 30, 2005, the average yield on total loans was 7.01%, compared with 5.92% for the same period in 2004, an increase of 109 basis points.
     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended June 30, 2005 was $2.7 million, up approximately $245,000 or 10.2% compared with $2.4 million for the same quarter in 2004, primarily due to higher market interest rates. Average total investments for the three months ended June 30, 2005, were $266.7 million compared with average total investments for the same quarter in 2004 of $265.7 million, an increase of approximately $909,000 or 0.3%. For the three months ended June 30, 2005, the average yield on investments was 3.99% compared with 3.64% for the same quarter in 2004, an increase of 35 basis points.
     Interest income from investments for the six months ended June 30, 2005 was $5.3 million, up approximately $480,000 or 9.9% compared with $4.9 million for the same period in 2004, primarily due to a higher yield in total investments. Average total investments for the six months ended June 30, 2005 were $271.2 million compared with average total investments for the same period in 2004 of $262.2 million, an increase of approximately $9.0 million or 3.4%. For the six months ended June 30, 2005, the average yield on investments was 3.98% compared with 3.73% for the same period in 2004, an increase of 25 basis points.
     Total Interest Expense. Total interest expense for the three months ended June 30, 2005 was $3.6 million, up approximately $1.0 million or 39.1% compared with $2.6 million for the same quarter in 2004. Total interest expense for the six months ended June 30, 2005 was $6.9 million, up approximately $1.7 million or 32.8% from $5.2 million for the same period in 2004. The higher interest expense for both periods in 2005, compared with 2004, primarily reflected an increase in interest-bearing deposits and higher interest rates.
     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended June 30, 2005 was $3.1 million, up approximately $968,000 or 45.1% compared with $2.1 million for the same period in 2004, The increase was primarily due to higher interest rates paid for interest-bearing deposits and higher interest-bearing deposit balances. Average interest-bearing deposits for the three months ended June 30, 2005 were $575.8 million compared with average interest-bearing deposits for the same quarter in 2004 of $537.6 million, an increase of $38.2 million or 7.1%. The average interest rate paid on interest-bearing deposits for the three months ended June 30, 2005 was 2.17% compared with 1.60% for the same quarter in 2004, an increase of 57 basis points. The increase in rates primarily reflected the impact of the Federal Reserve’s interest rate increases.
     Interest paid on interest-bearing deposits for the six months ended June 30, 2005 was $5.9 million, up approximately $1.5 million or 35.3% compared with $4.3 million for the same period in 2004 and was primarily due to higher interest rates paid for interest-bearing deposits and higher interest-bearing deposit balances. Average interest-bearing deposits for the six months ended June 30, 2005 were $579.1 million compared with average interest-bearing deposits for the same period in 2004 of $542.3 million, an increase of $36.9 million or 6.8%. The average interest rate paid on interest-bearing deposits for the six months ended June 30, 2005 was 2.05% compared with 1.61% for the same period in 2004, an increase of 44 basis points.
     Interest Expense on Other Borrowed Funds. Interest paid on other borrowed funds for the three months ended June 30, 2005 was $482,000, up approximately $42,000 compared with $440,000 for the same period in 2004 and was primarily due to higher interest rates paid for borrowed funds that were partially offset by lower average borrowed funds balances. Average borrowed funds for the three months ended June 30, 2005 were $47.8 million compared with average borrowed funds for the same quarter in 2004 of $63.6 million, a decrease of $15.8 million. The decrease in borrowed funds reflected higher deposits obtained to repay advances from the Federal Home Loan Bank (“FHLB”). The average interest rate paid on borrowed funds for the three months ended June 30, 2005 was 4.04%, compared with 2.78% for the same quarter in 2004, an increase of 126 basis points.
     Interest paid on other borrowed funds for the six months ended June 30, 2005 was $1.1 million, up approximately $179,000 compared with $876,000 million for the same period in 2004 and was primarily due to higher interest rate paid on borrowed funds offset by lower average borrowings. Average borrowed funds for the six months ended June 30, 2005 were $56.9 million compared with average borrowed funds for the same period in 2004 of $62.2 million, a decrease of $5.2 million. The average interest rate paid on other borrowings for the six months ended June 30, 2005 was 3.74%, compared with 2.83% for the same period in 2004, an increase of 91 basis points.

     The following tables present the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. No tax-equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the tables as loans having a zero yield with income, if any, recognized at the end of the loan term.

	For The Three Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$596,615	$10,657	7.16%	$555,274	$8,281	6.00%
Taxable securities	237,633	2,359	3.98	236,764	2,153	3.66
Tax-exempt securities	17,161	212	4.96	18,742	232	4.98
Federal funds sold and other temporary investments	11,856	82	2.77	10,235	23	0.90

Total interest-earning assets	863,265	13,310	6.18	821,015	10,689	5.24

Less allowance for loan losses	(11,263)			(10,872)

Total interest-earning assets, net of allowance for loan losses	852,002			810,143
Noninterest-earning assets	44,890			48,715

Total assets	$896,892			$858,858

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$85,946	172	0.80%	$75,915	119	0.63%
Savings and money market accounts	104,127	255	0.98	106,850	175	0.66
Time deposits	385,755	2,685	2.79	354,846	1,850	2.10
Other borrowings	47,813	482	4.04	63,589	440	2.78

Total interest-bearing liabilities	623,641	3,594	2.31	601,200	2,584	1.73

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	178,249			172,368
Other liabilities	6,968			7,354

Total liabilities	808,858			780,922
Shareholders’ equity	88,034			77,936

Total liabilities and shareholders’ equity	$896,892			$858,858

Net interest income		$9,716			$8,105

Net interest spread			3.87%			3.51%
Net interest margin			4.51%			3.97%

(1)	Annualized.

	For The Six Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$596,214	$20,727	7.01%	$559,292	$16,459	5.92%
Taxable securities	243,159	4,781	3.96	236,435	4,370	3.72
Tax-exempt securities	17,411	430	4.98	18,789	466	4.99
Federal funds sold and other temporary investments	10,603	136	2.59	6,982	31	0.89

Total interest-earning assets	867,387	26,074	6.06	821,498	21,326	5.22

Less allowance for loan losses	(11,153)			(10,763)

Total interest-earning assets, net of allowance for loan losses	856,234			810,735
Noninterest-earning assets	46,300			47,972

Total assets	$902,534			$858,707

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$87,469	347	0.80%	$74,028	218	0.59%
Savings and money market accounts	108,245	466	0.87	112,212	372	0.67
Time deposits	383,422	5,060	2.66	356,020	3,751	2.12
Other borrowings	56,949	1,055	3.74	62,152	876	2.83

Total interest-bearing liabilities	636,085	6,928	2.20	604,412	5,217	1.74

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	171,989			169,171
Other liabilities	6,966			6,723

Total liabilities	815,040			780,306
Shareholders’ equity	87,494			78,401

Total liabilities and shareholders’ equity	$902,534			$858,707

Net interest income		$19,146			$16,109

Net interest spread			3.86%			3.48%
Net interest margin			4.45%			3.94%

(1)	Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 vs 2004			2005 vs 2004
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (including loans held-for-sale)	$641	$1,735	$2,376	$1,038	$3,230	$4,268
Taxable securities	14	192	206	112	299	411
Tax-exempt securities	(19)	(1)	(20)	(35)	(1)	(36)
Federal funds sold and other temporary investments	4	55	59	16	89	105

Total increase in interest income	640	1,981	2,621	1,131	3,617	4,748

Interest-bearing liabilities:
Interest-bearing demand deposits	16	37	53	39	90	129
Savings and money market accounts	(4)	84	80	(14)	108	94
Time deposits	167	668	835	278	1,031	1,309
Other borrowings	(108)	150	42	(76)	255	179

Total increase in interest expense	71	939	1,010	227	1,484	1,711

Increase in net interest income	$569	$1,042	$1,611	$904	$2,133	$3,037

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2005 was $500,000, up approximately $200,000, compared with $300,000 for the same period in 2004, as a result of higher loan loss recoveries during the second quarter of 2004. The provision for loan losses for the six months ended June 30, 2005 was $900,000, compared with the $850,000 provision for the same period in 2004.
     Noninterest Income. Noninterest income for the three months ended June 30, 2005 was $2.0 million, down approximately $431,000 or 17.6% compared with the same three months in 2004. The decrease was primarily a result of lower gain on the sale of loans. Gain on sale of loans was down approximately $491,000 because of the sale of hospitality loans during the second quarter of 2004 that did not occur in 2005.
     Noninterest income for the six months ended June 30, 2005 was $4.1 million, down approximately $429,000 or 9.5% compared with the same period in 2004. The decrease was primarily a result of lower gain on sale of loans as discussed above.
     Noninterest Expense. Noninterest expense for the three months ended June 30, 2005 was $7.2 million, up approximately $619,000 or 9.4% compared with $6.6 million for the same period in 2004. The increase was a result of Sarbanes-Oxley compliance costs during the second quarter of 2005, and a $251,000 net gain on sale of foreclosed assets during the second quarter of 2004 that did not occur in 2005.
     Noninterest expense for the six months ended June 30, 2005 was $15.0 million, up $2.0 million or 15.6% compared with $13.0 million for the same period in 2004, primarily due to a combination of a write-down on foreclosed assets of approximately $391,000 in the first quarter of 2005, and a $914,000 net gain on the sale of foreclosed assets for the six months ended June 30, 2004. Salaries and benefits expense for the six months ended June 30, 2005 was $8.0 million, up $491,000 compared with $7.5 million for the same period in 2004, primarily due to increased incentive bonus accruals for 2005. Other noninterest expense for the six months ended June 30, 2005 was up approximately $286,000 compared with the same period in 2004, primarily due to a combination of expenses associated with First United Bank acquisition, a branch consolidation in Dallas and Sarbanes-Oxley compliance costs.

     The Company’s efficiency ratio for the three months ended June 30, 2005 was 61.61%, a decrease from 62.64% for the same quarter in 2004. The Company’s efficiency ratio for the six months ended June 30, 2005 was 64.53%, an increase from 62.89% for the same period in 2004 and was primarily due to an increase in noninterest expenses.
     Income Taxes. Income tax expense for the six months ended June 30, 2005 was $2.3 million, compared with $2.1 million for the same period in 2004. The Company’s effective tax rate was 31.41% and 31.28% for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate is affected by the amount of tax-exempt income in relation to taxable income.
Financial Condition
     Loan Portfolio. Total loans at June 30, 2005 were $609.8 million, up $15.3 million or 2.6% from $594.5 million at December 31, 2004. Compared with the loan level at December 31, 2004, commercial and industrial loans decreased $9.0 million and real estate loans increased $25.3 million during the six months ended June 30, 2005. At June 30, 2005, the Company had approximately $52.3 million or 8.6% of its loan portfolio concentrated in the hospitality industry, compared with $56.0 million or 9.4 % of its loan portfolio at December 31, 2004, and $59.6 million or 10.7% at June 30, 2004. At June 30, 2005 and December 31, 2004, the ratio of total loans to total deposits was 78.69% and 78.74% respectively. At the same dates, total loans represented 67.1% and 65.1% of total assets, respectively.
     The following table summarizes the net loan portfolio of the Company by type of loan:

	As of June, 2005		As of December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$336,563	54.98%	$345,570	57.88%
Real estate mortgage
Residential	8,661	1.42	11,199	1.87
Commercial	222,599	36.36	188,121	31.51

	231,260	37.78	199,320	33.38

Real estate construction
Residential	8,135	1.33	9,761	1.64
Commercial	27,891	4.55	32,868	5.50

	36,026	5.88	42,629	7.14

Consumer and other	8,332	1.36	9,556	1.60

Gross loans	612,181	100.00%	597,075	100.00%

Less: unearned discounts, interest and deferred fees	(2,343)		(2,539)

Total loans	609,838		594,536
Less: allowance for loan losses	(10,706)		(10,863)

Loans, net	$599,132		$583,673

     Nonperforming Assets. Total nonperforming assets at June 30, 2005 were $19.4 million, an increase of $1.1 million compared with $18.3 million at December 31, 2004. The increase was primarily due to one nonperforming loan relationship in the first quarter of 2005. At June 30, 2005, nonperforming assets primarily consisted of $19.3 million in nonaccrual loans, and $108,000 in accruing loans that were 90 days or more past due. Net nonperforming assets at June 30, 2005 were $16.8 million compared with $15.2 million at December 31, 2004, an increase of $1.6 million or 10.5%. Approximately $12.3 million of such nonaccrual loans are collateralized by real estate, which represented 63.9% of total nonaccrual loans at June 30, 2005.
     The ratios for net nonperforming assets to total loans and other real estate at June 30, 2005 and December 31, 2004 were 2.76% and 2.55%, respectively. The ratios for net nonperforming assets to total assets were 1.85% and 1.67% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.6 million at June 30, 2005 and $3.0 million at December 31, 2004.
     The Company is involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company may repurchase any loan that may become nonperforming. The Company’s nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$19,259	$16,504
Accruing loans 90 days or more past due	108	181
Other real estate (“ORE”) and other assets repossessed (“OAR”)	—	1,566

Total nonperforming assets	19,367	18,251
Less: Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,553)	(3,032)

Total net nonperforming assets	$16,814	$15,219

Total nonperforming assets to total assets	2.13%	2.00%
Total nonperforming assets to total loans and ORE/OAR	3.18%	3.06%
Net nonperforming assets to total assets (1)	1.85%	1.67%
Net nonperforming assets to total loans and ORE/OAR (1)	2.76%	2.55%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.
     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Company’s allowance for loan loss methodology. The Company considers all nonaccrual loans to be impaired.
     The following is a summary of loans considered to be impaired as of the dates indicated:

	As of	As of
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$19,131	$15,339
Impaired loans with a SFAS No. 114 valuation reserve	2,891	3,967

Total recorded investment in impaired loans	$22,022	$19,306

Valuation allowance related to impaired loans	$1,426	$1,751
     The average recorded investment in impaired loans during the six months ended June 30, 2005 and the year ended December 31, 2004 was $20.2 million and $20.8 million, respectively. Interest income on impaired loans of $106,000 was recognized for cash payments received during the six months ended June 30, 2005.
     Allowance for Loan Losses. At June 30, 2005 and 2004, the allowance for loan losses was $10.7 million and $11.0 million, respectively, or 1.76% and 1.99% of total loans, respectively. At December 31, 2004, the allowance for loan losses was $10.9 million, or 1.83% of total loans. Net charge-offs for the three months ended June 30, 2005 were $869,000 compared with $117,000 for the same period in 2004. Charge-offs for the three months ended June 30, 2005 primarily consisted of an $800,000 charge-off on one non-performing credit, taken against the specific reserve. The charge-off was done in connection with the pending sale of the company to match the sales price. Net charge-offs for the six months ended June 30, 2005 were $1.1 million compared with $265,000 for the same period in 2004.
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
     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the
	Three Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Average year-to-date total loans outstanding	$596,615	$555,274

Total loans outstanding at end of period	$609,838	$554,163

Allowance for loan losses at beginning of period	$11,075	$10,850
Provision for loan losses	500	300
Charge-offs:
Commercial and industrial	(889)	(784)
Real estate mortgage	–	–
Real estate construction	–	–
Consumer and other	(65)	(23)

Total charge-offs	(954)	(807)

Recoveries:
Commercial and industrial	58	683
Real estate mortgage	–	5
Real estate construction	–	–
Consumer and other	27	2

Total recoveries	85	690

Net charge-offs	(869)	(117)

Allowance for loan losses at end of period	$10,706	$11,033

Ratio of allowance to end of period total loans	1.76%	1.99%
Ratio of net charge-offs to end of period total loans	0.14%	0.02%
Ratio of allowance to end of period total nonperforming loans (1)	55.28%	53.20%
Ratio of allowance to end of period net nonperforming loans (2)	63.68%	62.28%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

	As of and for the
	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Average year-to-date total loans outstanding	$596,214	$559,292

Total loans outstanding at end of period	$609,838	$554,163

Allowance for loan losses at beginning of period	$10,863	$10,448
Provision for loan losses	900	850
Charge-offs:
Commercial and industrial	(1,014)	(1,126)
Real estate mortgage	–	–
Real estate construction	(5)
Consumer and other	(175)	(49)

Total charge-offs	(1,194)	(1,175)

Recoveries:
Commercial and industrial	105	796
Real estate mortgage	1	102
Real estate construction	–	–
Consumer and other	31	12

Total recoveries	137	910

Net charge-offs	(1,057)	(265)

Allowance for loan losses at end of period	$10,706	$11,033

Ratio of allowance to end of period total loans	1.76%	1.99%
Ratio of net charge-offs to end of period total loans	0.17%	0.05%
Ratio of allowance to end of period total nonperforming loans (1)	55.28%	53.20%
Ratio of allowance to end of period net nonperforming loans (2)	63.68%	62.28%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.
     Securities. At June 30, 2005, the securities portfolio was $248.6 million, a decrease of $25.1 million or 9.2% from $273.7 million at December 31, 2004. The decrease was primarily due to prepayments in mortgage-backed securities and collateralized mortgage obligations that exceeded portfolio reinvestment. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and U.S. government agency securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. However, as of June 30, 2005 approximately $10.9 million in short-term borrowings from the FHLB have been utilized to fund certain mortgage-backed securities to increase interest-earning assets.
     Deposits. At June 30, 2005, total deposits were $775.0 million, up $20.0 million or 2.6% from $755.1 million at December 31, 2004. Noninterest-bearing demand deposits at June 30, 2005 increased $9.5 million or 5.8% to $172.7 million from $163.2 million at December 31, 2004. Interest-bearing deposits at June 30, 2005 increased $10.4 million or 1.8% to $602.3 million from $591.9 million at December 31, 2004. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2005 and December 31, 2004 were 22.3% and 21.6%, respectively.
     Other Borrowings. Other borrowings at June 30, 2005 were $36.4 million, down approximately $24.4 million, or 40.1% compared with other borrowings of $60.8 million at December 31, 2004. The company used growth in deposits to repay other borrowings. The Company has two ten-year loans totaling $25.0 million from the FHLB of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB. The Company also has several FHLB advances totaling $10.9 million with weighted average fixed rates of 3.20% and scheduled to mature in the third quarter of 2005. These borrowings were part of a strategic plan to continue the growth of interest-

earning assets. The funds were invested primarily in mortgage-related instruments with durations of approximately three years. Other short-term borrowings at June 30, 2005 consisted of approximately $545,000 in U.S. Treasury tax and loan accounts.
     The following table provides an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June, 2005	December 31, 2004
	(Dollars in thousands)
Federal funds purchased:
at end of period	$–	$–
average during the period	22	–
maximum month-end balance during the period	–	–
FHLB notes:
at end of period	$35,900	$59,900
average during the period	56,231	63,288
maximum month-end balance during the period	72,500	74,300
Interest rate at end of period	4.45%	3.46%
Interest rate during the period	3.74	2.93
Other short-term borrowings:
at end of period	$545	$949
average during the period	695	734
maximum month-end balance during the period	937	1,057
     Liquidity. The Company’s loan to deposit ratio at June 30, 2005 was 78.69%. As of this same date, the Company had commitments to fund loans in the amount of $95.8 million. At June 30, 2005, the Company had stand-by letters of credit of $5.4 million, for which the Company has recorded a liability of $11,094 at June 30, 2005, for the fair value of the Company’s potential obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $337.7 million from the FHLB. Additionally, the Company had an unused, unsecured line of credit with a correspondent bank totaling $5.0 million at June 30, 2005.
     Capital Resources. Shareholders’ equity at June 30, 2005 was $88.9 million compared with $85.7 million at December 31, 2004, an increase of approximately $3.2 million. This increase was primarily the combined result of $5.0 million net income, a decrease in accumulated other comprehensive income of $1.3 million, and partially offset by dividend payments of approximately $864,000.
     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	June 30, 2005
The Company
Leverage ratio	4.00	%(1)	N/A %	9.87%
Tier 1 risk-based capital ratio	4.00		N/A	13.48
Risk-based capital ratio	8.00		N/A	14.74
The Bank
Leverage ratio	4.00	%(2)	5.00%	9.61%
Tier 1 risk-based capital ratio	4.00		6.00	13.13
Risk-based capital ratio	8.00		10.00	14.39

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     The Company’s wholly owned subsidiary, MetroBank, N.A., is a party to litigation incidental to various aspects of its operations, in the ordinary course of business. Management is not currently aware of any litigation that will have a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3. Defaults Upon Senior Securities
          Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2005 Annual Meeting of Shareholders was held on April 29, 2005. At the meeting, the shareholders considered and acted upon the proposals listed below.
     1. Helen F. Chen, Shirley L. Clayton, George M. Lee, David Tai, and Daniel B. Wright were elected as Class I directors, and John E. Peterson was elected as a Class II director. The Class I directors were elected to serve until the Company’s 2008 annual meeting of shareholders and the Class II director was elected to serve until the Company’s 2006 annual meeting of shareholders, and each until their successors are duly elected and qualified. The votes cast with respect to each director were as follows:

Director	For	Withheld
Helen F. Chen	6,132,244	516,485
Shirley L. Clayton	6,596,015	52,714
George M. Lee	6,585,275	63,454
John E. Peterson	6,587,171	61,558
David Tai	6,566,011	82,718
Daniel B. Wright	6,574,775	73,954
     The following Class II and Class III directors continued in office after the 2005 Annual Meeting of Shareholders: Tiong Loi Ang, Tommy F. Chen, May P. Chu, John Lee, Edward A. Monto, Charles L. Roff, Joe Ting, and Don J. Wang.
     2. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year ending December 31, 2005. A total of 6,599,640 shares were voted in favor of the proposal, 47,489 shares were voted against the proposal and 1,600 shares abstained from voting on the proposal.
Item 5. Other Information
          Not applicable

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
11	- Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 8 of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: August 12, 2005		George M. Lee
Chief Executive Office (principal executive officer)

Date: August 12, 2005	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
11	-	Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 8 of this Form 10-Q.

31.1*	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.