Form 10-Q
period 2005-09-30
METROCORP BANCSHARES INC
filed 2005-11-10
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑.
     As of November 7, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,215,344.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$23,044	$26,285
Federal funds sold and other temporary investments	42,919	5,788

Total cash and cash equivalents	65,963	32,073
Securities available-for-sale, at fair value	246,142	273,720
Loans, net of allowance for loan losses of $10,806 and $10,501, respectively	602,098	582,136
Loans, held-for-sale	—	1,899
Accrued interest receivable	3,502	3,308
Premises and equipment, net	6,261	6,512
Customers’ liability on acceptances	2,367	6,669
Foreclosed assets, net	—	1,566
Other assets	8,187	6,429

Total assets	$934,520	$914,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$171,789	$163,191
Interest-bearing	616,758	591,862

Total deposits	788,547	755,053
Other borrowings	44,034	60,849
Accrued interest payable	680	649
Acceptances outstanding	2,367	6,669
Other liabilities	8,405	5,369

Total liabilities	844,033	828,589

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,323,127 and 7,312,627 shares issued and 7,210,735 and 7,187,446 shares outstanding at September 30, 2005 and December 31, 2004, respectively	7,323	7,313
Additional paid-in capital	28,130	27,859
Retained earnings	57,546	50,976
Accumulated other comprehensive (loss) income	(1,478)	710
Treasury stock, at cost	(1,034)	(1,135)

Total shareholders’ equity	90,487	85,723

Total liabilities and shareholders’ equity	$934,520	$914,312

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$11,552	$8,649	$32,279	$25,108
Securities:
Taxable	2,382	2,648	7,163	7,018
Tax-exempt	211	227	641	693
Federal funds sold and other temporary investments	207	25	343	56

Total interest income	14,352	11,549	40,426	32,875

Interest expense:
Time deposits	3,214	2,087	8,274	5,838
Demand and savings deposits	636	345	1,449	935
Other borrowings	365	498	1,420	1,374

Total interest expense	4,215	2,930	11,143	8,147

Net interest income	10,137	8,619	29,283	24,728
Provision for loan losses	468	261	1,396	816

Net interest income after provision for loan losses	9,669	8,358	27,887	23,912

Noninterest income:
Service fees	1,711	1,656	4,972	4,942
Letters of credit commissions and other loan-related fees	313	139	905	755
Other noninterest income	63	44	274	635

Total noninterest income	2,087	1,839	6,151	6,332

Noninterest expenses:
Salaries and employee benefits	4,225	4,800	12,229	12,313
Occupancy and equipment	1,424	1,412	4,160	4,242
Foreclosed assets, net	(67)	70	357	(844)
Other noninterest expense	2,066	1,549	5,851	5,371

Total noninterest expenses	7,648	7,831	22,597	21,082

Income before provision for income taxes	4,108	2,366	11,441	9,162
Provision for income taxes	1,272	762	3,575	2,888

Net income	$2,836	$1,604	$7,866	$6,274

Earnings per common share:
Basic	$0.39	$0.22	$1.09	$0.87
Diluted	$0.39	$0.22	$1.08	$0.87
Weighted average shares outstanding:
Basic	7,209	7,180	7,203	7,171
Diluted	7,312	7,235	7,292	7,250

Dividends per common share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$2,836	$1,604	$7,866	$6,274

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	(891)	3,440	(2,188)	17
Less: reclassification adjustment for gain included in net income	—	5	—	5

Other comprehensive income (loss)	(891)	3,435	(2,188)	12

Total comprehensive income	$1,945	$5,039	$5,678	$6,286

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

			Additional		Accumulated Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total
Balance at December 31, 2004	7,188	$7,313	$27,859	$50,976	$710	$(1,135)	$85,723
Issuance of common stock	10	10	99	—	—	—	109
Re-issuance of treasury stock	13	—	172	—	—	101	273
Net income	—	—	—	7,866	—	—	7,866
Other comprehensive loss	—	—	—	—	(2,188)	—	(2,188)
Cash dividends ($0.18 per share)	—	—	—	(1,296)	—	—	(1,296)

Balance at September 30, 2005	7,211	$7,323	$28,130	$57,546	$(1,478)	$(1,034)	$90,487

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,866	$6,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,031	1,002
Provision for loan losses	1,396	816
Gain on sale of securities	—	(7)
Loss (gain) on foreclosed assets	316	(1,115)
Loss on sale and disposal of premises and equipment	100	—
Gain on sale of loans	(42)	(587)
Amortization of premiums and discounts on securities	189	1,874
Amortization of net deferred loan fees	(1,351)	(955)
Changes in:
Loans held-for-sale	1,899	3,512
Accrued interest receivable	(194)	376
Other assets	(633)	(487)
Accrued interest payable	31	1
Other liabilities	3,036	1,320

Net cash provided by operating activities	13,644	12,024

Cash flows from investing activities:
Purchases of securities available-for-sale	(26,953)	(100,564)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	51,029	72,644
Net change in loans	(21,165)	(12,084)
Proceeds from sale of foreclosed assets	2,450	3,273
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment	(884)	(1,759)

Net cash provided by (used in) investing activities	4,481	(38,490)

Cash flows from financing activities:
Net change in:
Deposits	33,494	16,930
Other borrowings	(16,815)	6,702
Proceeds from issuance of common stock	109	50
Re-issuance of treasury stock	273	276
Dividends paid	(1,296)	(1,289)

Net cash provided by financing activities	15,765	22,669

Net increase (decrease) in cash and cash equivalents	33,890	(3,797)
Cash and cash equivalents at beginning of period	32,073	36,927

Cash and cash equivalents at end of period	$65,963	$33,130

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
     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Interim period results are not necessarily indicative of results for a full-year period.
     Certain amounts applicable to the prior periods have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income, shareholders’ equity, or cash flow.
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
     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income:
As reported	$2,836	$1,604	$7,866	$6,274
Pro forma	2,742	1,561	7,585	6,145
Stock-based compensation cost, net of income taxes:
As reported	—	—	—	—
Pro forma	94	43	281	129
Basic earnings per common share:
As reported	0.39	0.22	1.09	0.87
Pro forma	0.38	0.22	1.05	0.86
Diluted earnings per common share:
As reported	0.39	0.22	1.08	0.87
Pro forma	0.38	0.22	1.04	0.85

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

New Accounting Pronouncements (Continued)
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company does not expect FSP FAS 115-1 to have a material impact on its future financial condition, results of operations, or cash flows.
     In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions — an Interpretation of FASB Statement No. 109. The proposed interpretation would require companies to recognize the best estimate of an uncertain tax positions only if it is probable of being sustained on audit by the taxation authorities. Subsequently, the tax benefit would be derecognized (by either recording a tax liability or decreasing a tax asset) when the probable threshold is no longer met and it is more likely than not that the tax position will not be sustained. It would require companies to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized. The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative-effect adjustment (restatement is not permitted). The FASB expects to issue a final Interpretation, which would include amendments to Statement 109, in the first quarter of 2006.
3. SECURITIES AVAILABLE-FOR-SALE
     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of September 30, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
	(Dollars in thousands)
U.S. Government agencies	$32	$1	$—	$33	$35	$—	$—	$35
U.S. Government sponsored entities	31,361	—	(156)	31,205	4,970	—	(18)	4,952
Obligations of state and political subdivisions	17,161	727	—	17,888	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	175,145	178	(2,655)	172,668	222,977	1,344	(1,179)	223,142
Other debt securities	1,318	2	—	1,320	1,979	14	—	1,993
Investment in ARM and CRA funds	19,241	41	(376)	18,906	18,772	89	(205)	18,656
FHLB/Federal Reserve Bank Stock	4,122	—	—	4,122	5,807	—	—	5,807

Total securities	$248,380	$949	$(3,187)	$246,142	$272,645	$2,477	$(1,402)	$273,720

The following table displays the gross unrealized losses and fair value of investments as of September 30, 2005 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(Dollars in thousands)
U.S. Government sponsored entities	$31,205	$(156)	$—	$—	$31,205	$(156)
Mortgage-backed securities and collateralized mortgage obligations	109,978	(1,205)	51,176	(1,450)	161,154	(2,655)
Investment in ARM and CRA funds	—	—	14,618	(376)	14,618	(376)

Total securities	$141,183	$(1,361)	$65,794	$(1,826)	$206,977	$(3,187)

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
4. ALLOWANCE FOR LOAN LOSSES
     In the third quarter of 2005, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The effect of the reclassification was immaterial and had no effect on net income, shareholders’ equity or cash flow. The following table presents an analysis of the allowance for loan losses for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Allowance for loan losses at beginning of period	$10,372	$10,598	$10,501	$10,308
Provision for loan losses	468	261	1,396	816
Charge-offs	(72)	(624)	(1,266)	(1,799)
Recoveries	38	221	175	1,131

Allowance for loan losses at end of period	$10,806	$10,456	$10,806	$10,456

5. EARNINGS PER COMMON SHARE
     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidulutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of September 30, 2005, there were 78,500 antidilutive shares of stock options which were excluded from the diluted shares calculation. The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income available to common shareholders	$2,836	$1,604	$7,866	$6,274

Weighted average common shares outstanding:
Basic	7,209	7,180	7,203	7,171
Shares issuable under stock option plans	103	55	89	79

Diluted	7,312	7,235	7,292	7,250

Earnings per common share:
Basic	$0.39	$0.22	$1.09	$0.87
Diluted	$0.39	$0.22	$1.08	$0.87
6. ACQUISITION OF FIRST UNITED BANK AND ISSUANCE OF JUNIOR SUBORDINATED DEBENTURES
     On June 7, 2005, the Company entered into an Agreement and Plan of Reorganization to acquire First United Bank (“First United”), a commercial bank headquartered in San Diego, California. First United is a state chartered commercial bank with two branches located in San Diego and Los Angeles, California that focuses on small and medium-sized commercial and retail customers in the Asian community. The acquisition was consummated on October 5, 2005 for a cash consideration of $37.4 million. Following completion of the transaction, First United is being operated as a separate subsidiary of the Company. At September 30, 2005, First United had total assets of $178.3 million, total loans of $137.3 million and total deposits of $161.7 million.
     In September 2005, the Company formed MetroCorp Statutory Trust I (“Trust I”) and on October 3, 2005, Trust I issued 35,000 Floating Rate Capital Securities (the “Capital Securities”) with an aggregate liquidation value of $35,000,000 to a third party in a private placement. Concurrent with the issuance of the Capital Securities, Trust I issued trust common securities to the Company in the aggregate liquidation value of $1,083,000. The proceeds of the issuance of the Trust I Capital Securities and trust common securities were invested in $36,083,000 of the Company’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”). The net proceeds to the Company from the sale of the Debentures to the Trust were used to fund the Company’s acquisition of First United Bank.
     The Debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the Debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on Capital Securities will be paid at the same rate that interest is paid on the Debentures.
     The Debentures are subordinated to any other indebtedness of the Company that, by its terms, is not similarly subordinated. The Debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. If the Company redeems any amount of the Debentures, the Trust must redeem a like amount of the Trust Preferred Securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case if and to the extent of funds held by the Trust.
7. LITIGATION
     Neither the Company nor the Bank is involved in any material legal proceedings at September 30, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that that the resolution of such issues will not have a material adverse impact on the financial condition, or result of operations of the Company or the Bank.

8. OFF-BALANCE SHEET ACTIVITIES
     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Bank’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Bank applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at September 30, 2005 and December 31, 2004 were $121.5 million and $106.0 million, respectively. Commitments under standby and commercial letters of credit at September 30, 2005 and December 31, 2004 were $11.7 million and $15.6 million, respectively.
     The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2005 and December 31, 2004 is presented below (in thousands):

	As of	As of
	September 30, 2005	December 31, 2004
Unfunded loan commitments including unfunded lines of credit	$121,531	$105,975
Standby letters of credit	4,354	3,852
Commercial letters of credit	7,298	11,756
Operating leases	3,391	4,060

Total financial instruments with off-balance sheet risk	$136,574	$125,643

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

     Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.
Overview
     The Company recorded net income of $2.8 million for the three months ended September 30, 2005, up approximately $1.2 million compared with net income of $1.6 million for the same quarter in 2004. The Company’s diluted earnings per share (“EPS”) for the three months ended September 30, 2005 was $0.39 up $0.17 per diluted share compared with diluted EPS of $0.22 for the same quarter in 2004. Net income for the nine months ended September 30, 2005 was $7.9 million, up approximately $1.6 million compared with $6.3 million for the same period in 2004. The Company’s diluted EPS for the nine months ended September 30, 2005 was $1.08, up $0.21 from $0.87 for the same period in 2004. The improved performance was mainly a result of growth in both loans and deposits and an overall increase in the net interest margin. In addition, income in the third quarter of 2004 was reduced by a severance payment to a senior executive.
     Total assets were $934.5 million at September 30, 2005, up approximately $20.2 million or 2.2% from $914.3 million at December 31, 2004. Investment securities at September 30, 2005 were $246.1 million, down approximately $27.6 million or 10.1% from $273.7 million at December 31, 2004. Total loans, both held-for-investment and held-for-sale, at September 30, 2005 were $612.9 million, up approximately $18.4 million or 3.1% from $594.5 million at December 31, 2004. Total deposits at September 30, 2005 were $788.5 million, up approximately $33.4 million or 4.4% from $755.1 million at December 31, 2004. Other borrowings at September 30, 2005 were $44.0 million, down approximately $16.8 million or 27.6% from $60.8 million at December 31, 2004. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2005 and 2004 was 1.22% and 0.71%, respectively. The Company’s ROAA for the nine months ended September 30, 2005 and 2004 was 1.16% and 0.96%, respectively.
     Shareholders’ equity at September 30, 2005 was $90.5 million compared with $85.7 million at December 31, 2004, an increase of approximately $4.8 million or 5.6%. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2005 and 2004 was 12.48% and 7.83%, respectively. The Company’s ROAE for the nine months ended September 30, 2005 and 2004 was 11.90% and 10.55%, respectively.
Results of Operations
     Net Interest Income and Net Interest Margin. For the three months ended September 30, 2005, net interest income, before the provision for loan losses, was $10.1 million, up approximately $1.5 million or 17.6% from $8.6 million for the same quarter in 2004. The increase was primarily due to a $2.8 million increase in interest income that was partially offset by a $1.3 million increase in interest expense. Average interest-earning assets for the three months ended September 30, 2005 were $880.2 million, up approximately $21.1 million or 2.5% from $859.1 million for the same quarter in 2004. The weighted average yield on interest-earning assets for the three months ended September 30, 2005 was 6.47%, up 112 basis points from 5.35% for the same quarter in 2004. Average interest-bearing liabilities for the three months ended September 30, 2005 were $645.3 million, up approximately $8.6 million or 1.4% from $636.8 million for the same quarter in 2004. The weighted average rate paid on interest-bearing liabilities for the three months ended September 30, 2005 was 2.59%, up 76 basis points from 1.83% for the same quarter in 2004.
     For the nine months ended September 30, 2005, net interest income, before the provision for loan losses, was $29.3 million, up approximately $4.6 million or 18.4% from $24.7 million for the same period in 2004. The increase was primarily due to a $7.6 million increase in interest income that was partially offset by a $3.0 million increase in interest expense. Average interest-earning assets for the nine months ended September 30, 2005 were $871.7 million, up approximately $37.6 million or 4.5% from $834.1 million for the same period in 2004. The weighted average yield on interest-earning assets for the nine months ended September 30, 2005 was 6.20%, up 94 basis points from 5.26% for the same period in 2004. Average interest-bearing liabilities for the nine months ended September 30, 2005 were $639.2 million, up approximately $23.9 million or 3.9% from $615.3 million for the same period in 2004. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2005 was 2.33%, up 56 basis points from 1.77% for the same period in 2004.
     The net interest margin for the three months ended September 30, 2005 was 4.57%, up 58 basis points from 3.99% for the same quarter in 2004. The increase was primarily the result of a 112 basis points increase in the yield on earning assets that resulted from higher loan yields. The yield on loans for the third quarter of 2005 was 7.60% compared with 6.15% for the third quarter of 2004, an increase of 145 basis points. The increase in net interest margin was partially offset by an increase in the cost of earning assets of 54 basis points. However, the effect of higher interest rates on the cost of interest-bearing liabilities was limited by lower other borrowings and an increase in noninterest-bearing deposits.

     The net interest margin for the nine months ended September 30, 2005 was 4.49%, up 53 basis points from 3.96% for the same period in 2004. The increase resulted primarily from an increase in the yield on earning assets of 94 basis points that was partially offset by a 41 basis points increase in the cost of earning assets.
     Total Interest Income. Total interest income for the three months ended September 30, 2005 was $14.3 million, up approximately $2.8 million or 24.3% from $11.5 million for the same period in 2004. Total interest income for the nine months ended September 30, 2005 was $40.4 million, up approximately $7.6 million or 23.0% from $32.9 million for the same period in 2004. The higher interest income in the third quarter of 2005, compared with the same quarter in 2004, was primarily the result of an increase in both average earning assets and average yield. The increase in average earning assets came primarily from loan growth. The yield on average earning assets for the third quarter of 2005 was 6.47% compared with 5.35% for the third quarter of 2004, an increase of 112 basis points. The Federal Reserve’s eleven interest rate increases between June 2004 and September 2005 contributed positively to the loan yield. Approximately $553.0 million or 89.9% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves that benefit the Company during periods of increases in the prime rate.
     Interest Income from Loans. Interest income from loans for the three months ended September 30, 2005 was $11.6 million, up approximately $2.9 million or 33.6% from $8.6 million for the same quarter in 2004 primarily due to loan growth and increase in loan yield. Average total loans for the three months ended September 30, 2005 were $603.2 million compared with average total loans for the same quarter in 2004 of $559.7 million, an increase of approximately $43.5 million or 7.8%. For the three months ended September 30, 2005, the average yield on total loans was 7.60%, compared with 6.15% for the same quarter in 2004, an increase of 145 basis points.
     The average yield on total loans for the three months ended September 30, 2005 was approximately 118 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that consisted of approximately $429.2 million or 69.7% of the total loan portfolio. At September 30, 2005, these loans carried a weighted average interest rate of 7.88%. At September 30, 2004, these loans represented 69.7% of the total loan portfolio and carried a weighted average interest rate of 6.11%.
     Interest income from loans for the nine months ended September 30, 2005 was $32.3 million, up approximately $7.2 million or 28.6% from $25.1 million for the same period in 2004, primarily due to the higher loan yields resulting from the rising interest rate environment and the higher average loan balances. Average total loans for the nine months ended September 30, 2005 were $598.6 million compared with average total loans for the same period in 2004 of $559.4 million, an increase of approximately $39.1 million or 7.0%. For the nine months ended September 30, 2005, the average yield on total loans was 7.21%, compared with 6.00% for the same period in 2004, an increase of 121 basis points.
     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended September 30, 2005 was $2.8 million, down approximately $100,000 or 3.5% compared with $2.9 million for the same quarter in 2004, primarily due to lower average investment balance. Average total investments for the three months ended September 30, 2005, were $277.0 million compared with average total investments for the same quarter in 2004 of $299.4 million, down approximately $22.4 million or 7.5%. For the three months ended September 30, 2005, the average yield on investments was 4.01% compared with 3.85% for the same quarter in 2004, an increase of 16 basis points.
     Interest income from investments for the nine months ended September 30, 2005 was $8.1 million, up approximately $380,000 or 4.9% compared with $7.8 million for the same period in 2004, primarily due to a higher yield in total investments. Average total investments for the nine months ended September 30, 2005 were $273.1 million compared with average total investments for the same period in 2004 of $274.7 million, down approximately $1.6 million or 0.6%. For the nine months ended September 30, 2005, the average yield on investments was 3.99% compared with 3.79% for the same period in 2004, an increase of 20 basis points.
     Total Interest Expense. Total interest expense for the three months ended September 30, 2005 was $4.2 million, up approximately $1.3 million or 43.9% compared with $2.9 million for the same quarter in 2004. Total interest expense for the nine months ended September 30, 2005 was $11.1 million, up approximately $3.0 million or 36.8% from $8.1 million for the same period in 2004. The higher interest expense for both periods in 2005, compared with 2004, primarily reflected an increase in interest-bearing deposits and higher interest rates.
     Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended September 30, 2005 was $3.9 million, up approximately $1.4 million or 58.3% compared with $2.4 million for the same period in 2004, The increase was primarily due to higher interest rates paid for interest-bearing deposits and higher interest-bearing deposit balances. Average interest-bearing deposits for the three months ended September 30, 2005 were $614.3 million compared with average interest-bearing deposits for the same quarter in 2004 of $567.0 million, an increase of $47.3 million or 8.3%. The average interest rate paid on interest-bearing deposits for the three months ended September 30, 2005 was 2.49% compared with 1.71% for the same quarter in 2004, an increase of 78 basis points. The increase in rates primarily reflected the impact of the Federal Reserve’s interest rate increases.

     Interest paid on interest-bearing deposits for the nine months ended September 30, 2005 was $9.7 million, up approximately $3.0 million or 43.6% compared with $6.8 million for the same period in 2004 and was primarily due to higher interest rates paid for interest-bearing deposits and higher interest-bearing deposit balances. Average interest-bearing deposits for the nine months ended September 30, 2005 were $591.0 million compared with average interest-bearing deposits for the same period in 2004 of $550.6 million, an increase of $40.4 million or 7.3%. The average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2005 was 2.20% compared with 1.65% for the same period in 2004, an increase of 55 basis points.
     Interest Expense on Other Borrowed Funds. Interest paid on other borrowed funds for the three months ended September 30, 2005 was $365,000, down approximately $133,000 compared with $498,000 for the same period in 2004 and was primarily due to lower average borrowed funds balances that were partially offset by higher interest rates paid for borrowed funds. Average borrowed funds for the three months ended September 30, 2005 were $31.0 million compared with average borrowed funds for the same quarter in 2004 of $69.8 million, a decrease of $38.7 million. The decrease in borrowed funds reflected higher deposits obtained to repay advances from the Federal Home Loan Bank (“FHLB”). The average interest rate paid on borrowed funds for the three months ended September 30, 2005 was 4.67%, compared with 2.84% for the same quarter in 2004, an increase of 183 basis points.
     Interest paid on other borrowed funds for the nine months ended September 30, 2005 was $1.4 million, up approximately $46,000 from the same period in 2004 and was primarily due to higher interest rate paid on borrowed funds offset by lower average borrowings. Average borrowed funds for the nine months ended September 30, 2005 were $48.2 million compared with average borrowed funds for the same period in 2004 of $64.7 million, a decrease of $16.5 million. The average interest rate paid on other borrowings for the nine months ended September 30, 2005 was 3.94%, compared with 2.84% for the same period in 2004, an increase of 110 basis points.

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

	For The Three Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$603,225	$11,552	7.60%	$559,703	$8,649	6.15%
Taxable securities	235,171	2,382	4.02	267,539	2,648	3.94
Tax-exempt securities	17,162	211	4.88	18,351	227	4.92
Federal funds sold and other temporary investments	24,659	207	3.33	13,509	25	0.74

Total interest-earning assets	880,217	14,352	6.47	859,102	11,549	5.35

Less allowance for loan losses	(10,631)			(11,183)

Total interest-earning assets, net of allowance for loan losses	869,586			847,919
Noninterest-earning assets	50,030			47,635

Total assets	$919,616			$895,554

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$80,472	160	0.79%	$81,122	146	0.72%
Savings and money market accounts	124,052	476	1.52	110,926	199	0.71
Time deposits	409,782	3,214	3.11	374,959	2,087	2.21
Other borrowings	31,026	365	4.67	69,750	498	2.84

Total interest-bearing liabilities	645,332	4,215	2.59	636,757	2,930	1.83

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	173,953			169,070
Other liabilities	10,178			8,267

Total liabilities	829,463			814,094

Shareholders’ equity	90,153			81,460

Total liabilities and shareholders’ equity	$919,616			$895,554

Net interest income		$10,137			$8,619

Net interest spread			3.88%			3.52%
Net interest margin			4.57%			3.99%

(1)	Annualized.

	For The Nine Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$598,577	$32,279	7.21%	$559,430	$25,108	6.00%
Taxable securities	240,467	7,163	3.98	243,224	7,018	3.85
Tax-exempt securities	17,327	641	4.95	18,642	693	4.97
Federal funds sold and other temporary investments	15,340	343	2.99	12,828	56	0.58

Total interest-earning assets	871,711	40,426	6.20	834,124	32,875	5.26

Less allowance for loan losses	(10,977)			(10,904)

Total interest-earning assets, net of allowance for loan losses	860,734			823,220
Noninterest-earning assets	47,557			47,859

Total assets	$908,291			$871,079

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$85,111	507	0.80%	$76,410	364	0.64%
Savings and money market accounts	113,572	942	1.11	111,780	571	0.68
Time deposits	392,305	8,274	2.82	362,379	5,838	2.15

Other borrowings	48,213	1,420	3.94	64,703	1,374	2.84

Total interest-bearing liabilities	639,201	11,143	2.33	615,272	8,147	1.77

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	172,651			169,137
Other liabilities	8,049			7,242

Total liabilities	819,901			791,651

Shareholders’ equity	88,390			79,428

Total liabilities and shareholders’ equity	$908,291			$871,079

Net interest income		$29,283			$24,728

Net interest spread			3.87%			3.49%
Net interest margin			4.49%			3.96%

(1)	Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2005 compared with the three and nine months ended September 30, 2004. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 vs 2004			2005 vs 2004
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest-earning assets:
Loans (including loans held-for-sale)	$698	$2,205	$2,903	$1,732	$5,439	$7,171
Taxable securities	(314)	48	(266)	(86)	231	145
Tax-exempt securities	(14)	(2)	(16)	(49)	(3)	(52)
Federal funds sold and other temporary investments	21	161	182	11	276	287

Total increase in interest income	391	2,412	2,803	1,608	5,943	7,551

Interest-bearing liabilities:
Interest-bearing demand deposits	14	—	14	41	102	143
Savings and money market accounts	24	253	277	9	362	371
Time deposits	200	927	1,127	476	1,960	2,436
Other borrowings	(276)	143	(133)	(351)	397	46

Total increase (decrease) in interest expense	(38)	1,323	1,285	175	2,821	2,996

Increase in net interest income	$429	$1,089	$1,518	$1,433	$3,122	$4,555

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2005 was $468,000, a $207,000 increase compared with $261,000 for the same period in 2004 primarily due to growth of the loan portfolio as well as an increase in nonaccrual loans. The provision for loan losses for the nine months ended September 30, 2005 was $1.4 million, up approximately $580,000 compared with the provision in the same period of 2004. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. See “Financial Condition — Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”
     Noninterest Income. Noninterest income for the three months ended September 30, 2005 was $2.1 million, up approximately $248,000 or 13.5% compared with $1.8 million for the same three months in 2004. The increase was primarily the result of an increase in service and loan-related fees in the third quarter of 2005.
     Noninterest income for the nine months ended September 30, 2005 was $6.2 million, down approximately $181,000 or 2.9% compared with $6.3 million for the same period in 2004. The decrease was primarily the result of lower gain on sale of loans, partially offset by higher loan-related fees.
     Noninterest Expense. Noninterest expense for the three months ended September 30, 2005 was $7.6 million, down approximately $183,000 or 2.3% compared with $7.8 million for the same period in 2004. The decrease was a result of lower salaries and benefits, partially offset by an increase in other noninterest expense. Salaries and benefits expense for the three months ended September 30, 2005 was $4.2 million, down $575,000 compared with $4.8 million for the same period in 2004, primarily due to a severance payment of approximately $800,000 made to a senior executive in the third quarter of 2004. Other noninterest expense for the three months ended September 30, 2005 was $2.1 million, up $471,000 compared with $1.6 million for the same period in 2004 and primarily related to Sarbanes-Oxley compliance costs in the third quarter of 2005 and a franchise tax refund in the same period of 2004.
     Noninterest expense for the nine months ended September 30, 2005 was $22.6 million, up $1.5 million or 7.2% compared with $21.1 million for the same period in 2004, primarily due to a write-down on foreclosed assets of approximately $391,000 in the first quarter of 2005 and a $67,000 net gain on the sale of foreclosed assets in the third quarter of 2005, compared with a $844,000 net gain on the sale of foreclosed assets for the nine months ended September 30, 2004. Other noninterest expense for the nine months ended September 30, 2005 was up approximately $480,000 compared with the same period in 2004, primarily due to expenses associated with the First United Bank acquisition, a branch consolidation in Dallas, and Sarbanes-Oxley compliance costs.

     The Company’s efficiency ratio for the three months ended September 30, 2005 was 62.57%, compared with 74.88% for the same quarter in 2004, primarily due to lower noninterest expense in the third quarter of 2005. The Company’s efficiency ratio for the nine months ended September 30, 2005 was 63.77%, a decrease from 67.88% for the same period in 2004 and was primarily due to improved net interest income.
     Income Taxes. Income tax expense for the nine months ended September 30, 2005 was $3.6 million, compared with $2.9 million for the same period in 2004. The Company’s effective tax rate was 31.25% and 31.52% for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate is affected by the amount of tax-exempt income in relation to taxable income.
Financial Condition
     Loan Portfolio. Total loans at September 30, 2005 were $612.9 million, up $18.4 million or 3.1% from $594.5 million at December 31, 2004. Compared with the loan level at December 31, 2004, commercial and industrial loans decreased $19.6 million and real estate loans increased $38.8 million during the nine months ended September 30, 2005. At September 30, 2005, the Company had approximately $50.3 million or 8.2% of its loan portfolio concentrated in the hospitality industry, compared with $56.0 million or 9.4 % of its loan portfolio at December 31, 2004, and $56.5 million or 9.9% at September 30, 2004. At September 30, 2005 and December 31, 2004, the ratio of total loans to total deposits was 77.7% and 78.7% respectively. At the same dates, total loans represented 65.6% and 65.0% of total assets, respectively.
     The following table summarizes the net loan portfolio (including loans held-for-sale) of the Company by type of loan:

	As of September 30, 2005		As of December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$325,974	52.97%	$345,570	57.88%
Real estate mortgage
Residential	7,924	1.29	11,199	1.87
Commercial	229,978	37.37	188,121	31.51

	237,902	38.66	199,320	33.38

Real estate construction
Residential	9,587	1.56	9,761	1.64
Commercial	33,278	5.41	32,868	5.50

	42,865	6.97	42,629	7.14

Consumer and other	8,604	1.40	9,556	1.60

Gross loans	615,345	100.00%	597,075	100.00%

Less: unearned discounts, interest and deferred fees	(2,441)		(2,539)

Total loans	612,904		594,536
Less: allowance for loan losses	(10,806)		(10,501)

Loans, net	$602,098		$584,035

     Nonperforming Assets. Total nonperforming assets at September 30, 2005 were $19.6 million, an increase of $1.4 million compared with $18.3 million at December 31, 2004. The increase was primarily due to one loan relationship being placed on nonaccrual status in the first quarter of 2005 and the result of a customer impacted by Hurricane Rita. A $2.8 million distressed loan to a shrimp processor was placed on nonaccrual status after the business suffered severe damage during the recent hurricane. The customer’s business is not in operation at this time and it is not known when the inventory will be able to be shipped and sold, nor when shrimp processing, which generates cash flow, will be able to resume. As a result, the Bank placed the loan on nonaccrual status until the ability of the business to generate sufficient cash flow to service debt has been resolved. Management does not currently expect the loss to exceed what was previously accrued, but future changes in circumstances or other factors could cause management to reevaluate its position.
     At September 30, 2005, nonperforming assets consisted of $19.5 million in nonaccrual loans, and $95,000 in accruing loans that were 90 days or more past due. Net nonperforming assets at September 30, 2005 were $17.5 million compared with $15.2 million at December 31, 2004, an increase of $2.3 million or 15.3%. Approximately $12.6 million of such nonaccrual loans are collateralized by real estate, which represented 64.5% of total nonaccrual loans at September 30, 2005, compared with $11.1 million or 67.4% at December 31, 2004.

     The ratios for net nonperforming assets to total loans and other real estate at September 30, 2005 and December 31, 2004 were 2.86% and 2.55%, respectively. The ratios for net nonperforming assets to total assets were 1.88% and 1.66% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.1 million at September 30, 2005 and $3.0 million at December 31, 2004.
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
     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$19,546	$16,504
Accruing loans 90 days or more past due	95	181
Other real estate (“ORE”) and other assets repossessed (“OAR”)	—	1,566

Total nonperforming assets	19,641	18,251
Less: Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,101)	(3,032)

Total net nonperforming assets	$17,540	$15,219

Total nonperforming assets to total assets	2.10%	2.00%
Total nonperforming assets to total loans and ORE	3.20%	3.06%
Net nonperforming assets to total assets (1)	1.88%	1.66%
Net nonperforming assets to total loans and ORE (1)	2.86%	2.55%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.
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
     The following is a summary of impaired loans as of the dates indicated:

	As of	As of
	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$18,239	$15,339
Impaired loans with a SFAS No. 114 valuation reserve	4,052	3,967

Total recorded investment in impaired loans	$22,291	$19,306

Valuation allowance related to impaired loans	$1,714	$1,751

     The average recorded investment in impaired loans during the nine months ended September 30, 2005 and the year ended December 31, 2004 was $20.4 million and $20.8 million, respectively. Interest income on impaired loans of $158,341 was recognized for cash payments received during the nine months ended September 30, 2005.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2005 and 2004, the allowance for loan losses was $10.8 million and $10.5 million, respectively, or 1.76% and 1.85% of total loans, respectively. At December 31, 2004, the allowance for loan losses was $10.5 million, or 1.77% of total loans. Net charge-offs for the three months ended September 30, 2005 were $34,000 compared with $403,000 for the same period in 2004. Net charge-offs for the nine months ended September 30, 2005 were $1.1 million compared with $668,000 for the same period in 2004. The increase in net charge-offs for the nine months ended September 30, 2005 primarily consisted of an $800,000 charge-off on one nonperforming credit, taken against the specific reserve for that credit in the second quarter of 2005.
     The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. In the third quarter of 2005, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The effect of the reclassification was immaterial and had no effect on net income, shareholders’ equity or cash flow. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed below.
     The allowance for loan losses and reserve for unfunded commitments are maintained at levels that the Bank believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and non-performing loans, and charge-offs. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible in whole or in part. Recoveries are recorded when cash payments are received. In developing the assessment, we rely on estimates and exercise judgment regarding matters where the ultimate outcome is uncertain. Circumstances may change and future assessments of credit risk may yield materially different results, resulting in an increase or decrease in the allowance for credit losses. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s estimated fair value, (3) an unallocated component that reflects the inherent uncertainty of estimates and unforeseen events that allow the Bank to fully capture probable losses in the loan portfolio, and (4) a reserve for unfunded commitments.
     Other factors we may consider in setting the general reserve include, but are not limited to, changes in the quality of the loan portfolio as determined by loan quality grades assigned to each loan, an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, changes are implemented in the allowance for loan losses. While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.
     The Director’s Loan Committee reviews and approves the allowance for credit losses monthly and performs a comprehensive analysis quarterly. The allowance for credit losses is also subject to federal banking regulations. The Company’s primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

     The following table presents an analysis of the allowance for loan losses and reserve for unfunded lending commitments for the periods indicated:

	As of and for the
	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Average total loans outstanding for the period	$603,225	$559,703

Total loans outstanding at end of period	$612,904	$566,119

Allowance for loan losses at beginning of period	$10,372	$10,598
Provision for loan losses	468	261
Charge-offs:
Commercial and industrial	(19)	(606)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer and other	(53)	(18)

Total charge-offs	(72)	(624)

Recoveries:
Commercial and industrial	34	170
Real estate mortgage	—	1
Real estate construction	—	—
Consumer and other	4	50

Total recoveries	38	221

Net charge-offs	(34)	(403)

Allowance for loan losses at end of period	10,806	10,456

Reserve for unfunded lending commitments at beginning of period	334	435
Provision for unfunded lending commitments	82	(46)

Reserve for unfunded lending commitments at end of period	416	389

Allowance for credit losses	$11,222	$10,845

Ratio of allowance for loan losses to end of period total loans	1.76%	1.85%
Ratio of net charge-offs to average total loans	0.01%	0.07%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	55.02%	52.64%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	61.61%	62.70%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

	As of and for the
	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Average total loans outstanding for the period	$598,577	$559,430

Total loans outstanding at end of period	$612,904	$566,119

Allowance for loan losses at beginning of period	$10,501	$10,308
Provision for loan losses	1,396	816
Charge-offs:
Commercial and industrial	(1,033)	(1,732)
Real estate mortgage	—	—
Real estate construction	(5)	—
Consumer and other	(228)	(67)

Total charge-offs	(1,266)	(1,799)

Recoveries:
Commercial and industrial	139	966
Real estate mortgage	1	103
Real estate construction	—	—
Consumer and other	35	62

Total recoveries	175	1,131

Net charge-offs	(1,091)	(668)

Allowance for loan losses at end of period	10,806	10,456

Reserve for unfunded lending commitments at beginning of period	362	140
Provision for unfunded lending commitments	54	249

Reserve for unfunded lending commitments at end of period	416	389

Allowance for credit losses	$11,222	$10,845

Ratio of allowance for loan losses to end of period total loans	1.76%	1.85%
Ratio of net charge-offs to average total loans	0.18%	0.12%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	55.02%	52.64%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	61.61%	62.70%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, and less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.

     Securities. At September 30, 2005, the securities portfolio was $246.1 million, a decrease of $27.6 million or 10.1% from $273.7 million at December 31, 2004. The decrease was primarily due to prepayments in mortgage-backed securities and collateralized mortgage obligations that exceeded portfolio reinvestment. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, U.S. government agency securities, and U.S. government sponsored entity securities. The securities portfolio has historically been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. In the past, short-term borrowings from the FHLB have been utilized to fund securities purchased, but as of September 30, 2005, no such borrowings were used to fund the securities portfolio.
     Deposits. At September 30, 2005, total deposits were $788.5 million, up $33.5 million or 4.4% from $755.1 million at December 31, 2004. Noninterest-bearing demand deposits at September 30, 2005 increased $8.6 million or 5.3% to $171.8 million from $163.2 million at December 31, 2004. Interest-bearing deposits at September 30, 2005 increased $24.9 million or 4.2% to $616.8 million from $591.9 million at December 31, 2004. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2005 and December 31, 2004 were 21.8% and 21.6%, respectively.
     Other Borrowings. Other borrowings at September 30, 2005 were $44.0 million, down approximately $16.8 million, or 27.6% compared with other borrowings of $60.8 million at December 31, 2004. The Company used growth in deposits to repay FHLB borrowings. The Company has two ten-year loans totaling $25.0 million from the FHLB of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB. The Company also has short-term FHLB advances of $18.0 million with a fixed rate of 3.83% and scheduled to mature in October 2005. These short-term borrowings provided additional liquidity reserves in anticipation of Hurricane Rita. Other short-term borrowings at September 30, 2005 consisted of approximately $1.0 million in U.S. Treasury tax and loan accounts.
     The following table provides an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September, 2005	December 31, 2004
	(Dollars in thousands)
Federal funds purchased:
at end of period	$—	$—
average during the period	15	—
maximum month-end balance during the period	—	—
FHLB notes:
at end of period	$43,000	$59,900
average during the period	47,494	63,288
maximum month-end balance during the period	72,500	74,300
Interest rate at end of period	4.51%	3.46%
Interest rate during the period	4.00	2.93
Other short-term borrowings:
at end of period	$1,034	$949
average during the period	704	734
maximum month-end balance during the period	1,034	1,057
     Liquidity. The Company’s loan to deposit ratio at September 30, 2005 was 77.7%. As of this same date, the Company had commitments to fund loans in the amount of $121.5 million. At September 30, 2005, the Company had stand-by letters of credit of $4.4 million, for which the Company has recorded a liability of $23,141 at September 30, 2005, for the fair value of the Company’s probable obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit. With its current level of collateral, the Company has the ability to borrow an additional $369.5 million from the FHLB. Additionally, the Company had an unused, unsecured line of credit with a correspondent bank of $5.0 million at September 30, 2005.

     Capital Resources. Shareholders’ equity at September 30, 2005 was $90.5 million compared with $85.7 million at December 31, 2004, an increase of approximately $4.8 million. This increase was primarily the result of $7.9 million of net income, offset by a decrease in accumulated other comprehensive income of $2.2 million, and dividend payments of approximately $1.3 million.
     The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective		Actual Ratio At
	Purposes		Action Provisions		September 30, 2005
The Company
Leverage ratio	4.00	%(1)	N/A	%	10.08%
Tier 1 risk-based capital ratio	4.00		N/A		13.30
Risk-based capital ratio	8.00		N/A		14.56
The Bank
Leverage ratio	4.00	%(2)	5.00%		9.82%
Tier 1 risk-based capital ratio	4.00		6.00		12.95
Risk-based capital ratio	8.00		10.00		14.21

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.
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
     The Company believes the allowance for loan losses and reserve for unfunded lending commitments is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses and reserve for unfunded lending commitments, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance and reserve to increase or decrease and result in adjustments to the Company’s provision for loan losses and provision for unfunded lending commitments. See —“Financial Condition — Allowance for Loan Losses and Reserve for Unfunded Lending Commitments”.

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
          Not applicable
Item 3. Defaults Upon Senior Securities
          Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5. Other Information
          Not applicable

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
11	- Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements on Page 10 of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee

Date: November 10, 2005		George M. Lee
Chief Executive Officer (principal executive officer)

Date: November 10, 2005	By:	/s/ David C. Choi

David C. Choi
Chief Financial Officer (principal financial officer/
principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Identification of Exhibit
11	- Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements on Page 10 of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.