Form 10-Q/A
period 2005-03-31
METROCORP BANCSHARES INC
filed 2006-03-14
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 9, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,322,627.

Explanatory Note
     The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of MetroCorp Bancshares, Inc. (the “Company”) for the quarter ended March 31, 2005 (the “Original Form 10-Q”) is to restate the Company’s interim consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 to correct the amounts on the Company’s consolidated statements of cash flows related to cash receipts from sales and repayments of loans held-for-sale as more fully discussed in Note 8 to the accompanying interim consolidated financial statements. Specifically, the amounts presented in the Company’s consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 in this Amendment No. 1 reflect a correction in the presentation of the Company’s cash receipts from sales and repayments of loans held-for-sale that were acquired for investment which were previously reported as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should have been classified as investing cash flows in the consolidated statements of cash flows. This correction resulted in a reclassification of cash receipts from loans held-for-sale from operating cash flows to investing cash flows in the consolidated statements of cash flows. There was no change in the total increase or decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity.
     In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
     As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effect of the restatement as described in Note 8 to the accompanying interim consolidated financial statements.

PART I
Item 1. Condensed Consolidated Financial Statements
Item 4. Controls and Procedures
PART II
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification of CEO pursuant to Rule 13a-14a
Certification of CFO pursuant to Rule 13a-14a
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$22,104	$26,285
Federal funds sold and other short-term investments	10,802	5,788

Total cash and cash equivalents	32,906	32,073
Securities available-for-sale, at fair value	255,656	273,720
Loans, net of allowance for loan losses of $11,075 and $10,863, respectively	581,016	581,774
Loans, held-for-sale	1,886	1,899
Accrued interest receivable	3,185	3,308
Premises and equipment, net	6,460	6,512
Customers’ liability on acceptances	974	6,669
Foreclosed assets, net	1,175	1,566
Other assets	7,283	6,429

Total assets	$890,541	$913,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$172,463	$163,191
Interest-bearing	569,603	591,862

Total deposits	742,066	755,053
Other borrowings	55,137	60,849
Accrued interest payable	687	649
Acceptances outstanding	974	6,669
Other liabilities	5,682	5,007

Total liabilities	804,546	828,227

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,322,627 and 7,312,627 shares issued and 7,201,576 and 7,187,446 shares outstanding at March 31, 2005 and December 31, 2004, respectively	7,323	7,313
Additional paid-in capital	28,012	27,859
Retained earnings	52,805	50,976
Accumulated other comprehensive (loss) income	(1,043)	710
Treasury stock, at cost	(1,102)	(1,135)

Total shareholders’ equity	85,995	85,723

Total liabilities and shareholders’ equity	$890,541	$913,950

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Interest income:
Loans	$10,070	$8,178
Securities:
Taxable	2,422	2,187
Tax-exempt	218	234
Federal funds sold and other short-term investments	54	38

Total interest income	12,764	10,637

Interest expense:
Time deposits	2,375	1,901
Demand and savings deposits	386	296
Other borrowings	573	436

Total interest expense	3,334	2,633

Net interest income	9,430	8,004
Provision for loan losses	400	550

Net interest income after provision for loan losses	9,030	7,454

Noninterest income:
Service fees	1,628	1,659
Other loan-related fees	145	208
Letters of credit commissions and fees	142	115
Gain on sale of loans	8	55
Other noninterest income	127	11

Total noninterest income	2,050	2,048

Noninterest expenses:
Salaries and employee benefits	4,136	3,814
Occupancy and equipment	1,338	1,400
Foreclosed assets, net	410	(663)
Other noninterest expense	1,866	1,797

Total noninterest expenses	7,750	6,348

Income before provision for income taxes	3,330	3,154
Provision for income taxes	1,070	991

Net income	$2,260	$2,163

Earnings per common share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.30

Weighted average shares outstanding:
Basic	7,194	7,161
Diluted	7,292	7,254
Dividends per common share	$0.06	$0.06
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

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	Restated - see	Restated - see
	Note 8	Note 8
Cash flows from operating activities:
Net Income	$2,260	$2,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	347	328
Provision for loan losses	400	550
Loss (gain) on foreclosed assets	391	(892)
Loss on sale and disposal of premises and equipment	99	—
Gain on sale of loans	(8)	(55)
Amortization of premiums and discounts on securities	75	166
Amortization of net deferred loan fees	(498)	(191)
Changes in:
Accrued interest receivable	123	244
Other assets	47	118
Accrued interest payable	38	(34)
Other liabilities	675	(317)

Net cash provided by operating activities	3,949	2,080

Cash flows from investing activities:
Purchases of securities available-for-sale	(185)	(6,818)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	15,520	25,299
Net change in loans	877	(18,630)
Proceeds from sale of foreclosed assets	—	2,700
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment	(398)	(1,007)

Net cash provided by investing activities	15,818	1,544

Cash flows from financing activities:
Net change in:
Deposits	(12,987)	(16,148)
Other borrowings	(5,712)	4,620
Proceeds from issuance of common stock	105	—
Re-issuance of treasury stock	91	94
Dividends paid	(431)	(429)

Net cash used in financing activities	(18,934)	(11,863)

Net increase (decrease) in cash and cash equivalents	833	(8,239)
Cash and cash equivalents at beginning of period	32,073	36,927

Cash and cash equivalents at end of period	$32,906	$28,688

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of March 31, 2005, there are no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method.

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
8. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the three months ended March 31, 2005, the Company restated its historical consolidated financial statements for the three months ended March 31, 2005 and 2004 to correct the classification of cash receipts from sales and repayments of loans held-for-sale on the consolidated statements of cash flows. The Company previously reported the cash receipts from sales and repayments of loans held-for-sale that were acquired for investment as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should be classified as investing cash flows in the consolidated statements of cash flows.
     The restatement does not impact the total increase or decrease in cash and cash equivalents. Further, the restatement has no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity. The effect of the restatement on the Company’s previously reported consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Net cash provided by operating activities
As previously reported	$3,962	$3,790
As restated	3,949	2,080

Net cash provided by (used in) investing activities
As previously reported	$15,805	$(166)
As restated	15,818	1,544
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. As defined in Rules 13a-15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation and the subsequent restatement of the Company’s interim consolidated financial statements that management determined resulted from the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were not effective.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2005. The Company did not maintain effective controls over the classification and presentation of cash receipts from sales and repayments of loans held-for-sale in the consolidated statement of cash flows. Specifically, the Company recorded the cash receipts from sales and repayments of loans held-for-sale that were acquired for investment as operating activities instead of investing activities as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 and the interim consolidated financial statements for the three months ended March 31, 2005, the six months ended June 30, 2005, and the nine months ended September 30, 2005, as well as an audit adjustment to the Company’s consolidated financial statements for the year ended December 31, 2005. Because this control deficiency could result in a misstatement of operating and investing cash flows that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected, management determined that this control deficiency constitutes a material weakness.
     Remediation of Material Weakness. In order to address the above material weakness in the Company’s internal control over financial reporting, during the first quarter of 2006 management implemented controls to aid in correctly classifying amounts related to cash receipts from sales and repayments of loans held-for-sale reflected in the consolidated statements of cash flows, including a more detailed cash flow statement preparation checklist. The Company will continue to monitor, evaluate and test the operating effectiveness of these controls.
     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
3.1	- Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	- Computation of Earnings Per Common Share, included as Note (2) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee

Date: March 14, 2006		George M. Lee
Chief Executive Office (principal executive officer)

Date: March 14, 2006	By:	/s/ David C. Choi

David C. Choi
Chief Financial Officer (principal financial officer/
principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
3.1	-	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	-	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	-	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	-	Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1*	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.