Form 10-Q/A
period 2005-06-30
METROCORP BANCSHARES INC
filed 2006-03-14
CIK 1068300

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

Explanatory Note
     The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of MetroCorp Bancshares, Inc. (the “Company”) for the quarter ended June 30, 2005 (the “Original Form 10-Q”) is to restate the Company’s interim consolidated financial statements as of and for the six months ended June 30, 2005 and 2004 to correct the amounts on the Company’s consolidated statements of cash flows related to cash receipts from sales and repayments of loans held-for-sale as more fully discussed in Note 9 to the accompanying interim consolidated financial statements. Specifically, the amounts presented in the Company’s consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 in this Amendment No. 1 reflect a correction in the presentation of the Company’s cash receipts from sales and repayments of loans held-for-sale that were acquired for investment which were previously reported as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should have been classified as investing cash flows in the consolidated statements of cash flows. This correction resulted in a reclassification of cash receipts from loans held-for-sale from operating cash flows to investing cash flows in the consolidated statements of cash flows. There was no change in the total increase or decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity.
     In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
     As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effect of the restatement as described in Note 9 to the accompanying interim consolidated financial statements.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$29,067	$26,285
Federal funds sold and other short-term investments	13,536	5,788

Total cash and cash equivalents	42,603	32,073
Securities available-for-sale, at fair value	248,580	273,720
Loans, net of allowance for loan losses of $10,706 and $10,863, respectively	599,132	581,774
Loans, held-for-sale	—	1,899
Accrued interest receivable	3,439	3,308
Premises and equipment, net	6,347	6,512
Customers’ liability on acceptances	1,626	6,669
Foreclosed assets, net	—	1,566
Other assets	7,483	6,429

Total assets	$909,210	$913,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$172,706	$163,191
Interest-bearing	602,303	591,862

Total deposits	775,009	755,053
Other borrowings	36,445	60,849
Accrued interest payable	710	649
Acceptances outstanding	1,626	6,669
Other liabilities	6,541	5,007

Total liabilities	820,331	828,227

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,322,627 and 7,312,627 shares issued and 7,205,956 and 7,187,446 shares outstanding at June 30, 2005 and December 31, 2004, respectively	7,323	7,313
Additional paid-in capital	28,069	27,859
Retained earnings	55,142	50,976
Accumulated other comprehensive (loss) income	(587)	710
Treasury stock, at cost	(1,068)	(1,135)

Total shareholders’ equity	88,879	85,723

Total liabilities and shareholders’ equity	$909,210	$913,950

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$10,657	$8,281	$20,727	$16,459
Securities:
Taxable	2,359	2,153	4,781	4,370
Tax-exempt	212	232	430	466
Federal funds sold and other short-term investments	82	23	136	31

Total interest income	13,310	10,689	26,074	21,326

Interest expense:
Time deposits	2,685	1,850	5,060	3,751
Demand and savings deposits	427	294	813	590
Other borrowings	482	440	1,055	876

Total interest expense	3,594	2,584	6,928	5,217

Net interest income	9,716	8,105	19,146	16,109
Provision for loan losses	500	300	900	850

Net interest income after provision for loan losses	9,216	7,805	18,246	15,259

Noninterest income:
Service fees	1,633	1,627	3,261	3,286
Other loan-related fees	172	169	317	377
Letters of credit commissions and fees	133	124	275	239
Gain on sale of loans	23	514	31	569
Other noninterest income	53	11	180	22

Total noninterest income	2,014	2,445	4,064	4,493

Noninterest expenses:
Salaries and employee benefits	3,868	3,699	8,004	7,513
Occupancy and equipment	1,398	1,430	2,736	2,830
Foreclosed assets, net	14	(251)	424	(914)
Other noninterest expense	1,947	1,730	3,813	3,527

Total noninterest expenses	7,227	6,608	14,977	12,956

Income before provision for income taxes	4,003	3,642	7,333	6,796
Provision for income taxes	1,233	1,135	2,303	2,126

Net income	$2,770	$2,507	$5,030	$4,670

Earnings per common share:
Basic	$0.38	$0.35	$0.70	$0.65
Diluted	$0.38	$0.35	$0.69	$0.64
Weighted average shares outstanding:
Basic	7,205	7,172	7,200	7,167
Diluted	7,271	7,262	7,282	7,258

Dividends per common share	$0.06	$0.06	$0.06	$0.06
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

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total
Balance at December 31, 2004	7,188	$7,313	$27,859	$50,976	$710	$(1,135)	$85,723
Issuance of common stock	10	10	95	—	—	—	105
Re-issuance of treasury stock	8	—	115	—	—	67	182
Net income	—	—	—	5,030	—	—	5,030
Other comprehensive loss	—	—	—	—	(1,297)	—	(1,297)
Cash dividends ($0.12 per share)	—	—	—	(864)	—	—	(864)

Balance at June 30, 2005	7,206	$7,323	$28,069	$55,142	$(587)	$(1,068)	$88,879

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
	Restated — See	Restated — See
	Note 9	Note 9
Cash flows from operating activities:
Net income	$5,030	$4,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	701	664
Provision for loan losses	900	850
Loss (gain) on foreclosed assets	384	(1,130)
Loss on sale and disposal of premises and equipment	100	—
Gain on sale of loans	(31)	(569)
Amortization of premiums and discounts on securities	137	1,490
Amortization of net deferred loan fees	(919)	(411)
Changes in:
Accrued interest receivable	(131)	135
Other assets	(388)	(650)
Accrued interest payable	61	(31)
Other liabilities	1,534	733

Net cash provided by operating activities	7,378	5,751

Cash flows from investing activities:
Purchases of securities available-for-sale	(10,304)	(83,851)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	33,344	53,854
Net change in loans	(15,409)	3,225
Proceeds from sale of foreclosed assets	1,182	3,113
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment	(640)	(1,448)

Net cash provided by (used in) investing activities	8,177	(25,107)

Cash flows from financing activities:
Net change in:
Deposits	19,956	(7,956)
Other borrowings	(24,404)	20,678
Proceeds from issuance of common stock	105	50
Re-issuance of treasury stock	182	188
Dividends paid	(864)	(860)

Net cash provided by (used in) financing activities	(5,025)	12,100

Net increase (decrease) in cash and cash equivalents	10,530	(7,256)
Cash and cash equivalents at beginning of period	32,073	36,927

Cash and cash equivalents at end of period	$42,603	$29,671

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
3. EARNINGS PER COMMON SHARE
     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of June 30, 2005, there are no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method.

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

     The following table displays the gross unrealized losses and fair value of investments as of June 30, 2005 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Loss		Loss		Loss
	(Dollars in thousands)
U.S. Government sponsored entities	$14,855	$(50)	$—	$—	$14,855	$(50)
Obligations of state and political subdivisions	264	(4)	—	—	264	(4)
Mortgage-backed securities and collateralized mortgage obligations	79,958	(677)	57,398	(1,152)	137,356	(1,829)
Other debt securities	200	(1)	—	—	200	(1)
Investment in ARM and CRA funds	—	—	14,566	(303)	14,566	(303)

Total securities	$95,277	$(732)	$71,964	$(1,455)	$167,241	$(2,187)

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
6. LITIGATION
     Neither the Company nor the Bank is involved in any material legal proceedings at June 30, 2005. The Bank, from time to time, is a party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. After taking into consideration information furnished by counsel to the Company and the Bank, management believes that the resolution of such issues will not have a material adverse impact on the financial condition, or result of operations of the Company or the Bank.

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

9. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the six months ended June 30, 2005, the Company restated its historical consolidated financial statements for the six months ended June 30, 2005 and 2004 to correct the classification of cash receipts from sales and repayments of loans held-for-sale on the consolidated statements of cash flows. The Company previously reported the cash receipts from sales and repayments of loans held-for-sale that were acquired for investment as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should be classified as investing cash flows in the consolidated statements of cash flows.

     The restatement does not impact the total increase or decrease in cash and cash equivalents. Further, the restatement has no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity. The effect of the restatement on the Company’s previously reported consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 is as follows:

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Net cash provided by operating activities
As previously reported	$9,277	$9,237
As restated	7,378	5,751
Net cash provided (used in) by investing activities
As previously reported	$6,278	$(28,593)
As restated	8,177	(25,107)
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation and the subsequent restatement of the Company’s interim consolidated financial statements that management determined resulted from the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were not effective.
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
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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