Form 10-Q/A
period 2005-09-30
METROCORP BANCSHARES INC
filed 2006-03-14
CIK 1068300

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer☐       Accelerated filer ☐       Non-Accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of November 7, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,215,344.

Explanatory Note
     The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of MetroCorp Bancshares, Inc. (the “Company”) for the quarter ended September 30, 2005 (the “Original Form 10-Q”) is to restate the Company’s interim consolidated financial statements as of and for the nine months ended September 30, 2005 and 2004 to correct the amounts on the Company’s consolidated statements of cash flows related to cash receipts from sales and repayments of loans held-for-sale as more fully discussed in Note 9 to the accompanying interim consolidated financial statements. Specifically, the amounts presented in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 in this Amendment No. 1 reflect a correction in the presentation of the Company’s cash receipts from sales and repayments of loans held-for-sale that were acquired for investment which were previously reported as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should have been classified as investing cash flows in the consolidated statements of cash flows. This correction resulted in a reclassification of cash receipts from loans held-for-sale from operating cash flows to investing cash flows in the consolidated statements of cash flows. There was no change in the total increase or decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity.
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

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$23,044	$26,285
Federal funds sold and other short-term investments	42,919	5,788

Total cash and cash equivalents	65,963	32,073
Securities available-for-sale, at fair value	246,142	273,720
Loans, net of allowance for loan losses of $10,806 and $10,501, respectively	602,098	582,136
Loans, held-for-sale	—	1,899
Accrued interest receivable	3,502	3,308
Premises and equipment, net	6,261	6,512
Customers’ liability on acceptances	2,367	6,669
Foreclosed assets, net	—	1,566
Other assets	8,187	6,429

Total assets	$934,520	$914,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$171,789	$163,191
Interest-bearing	616,758	591,862

Total deposits	788,547	755,053
Other borrowings	44,034	60,849
Accrued interest payable	680	649
Acceptances outstanding	2,367	6,669
Other liabilities	8,405	5,369

Total liabilities	844,033	828,589

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,323,127 and 7,312,627 shares issued and 7,210,735 and 7,187,446 shares outstanding at September 30, 2005 and December 31, 2004, respectively	7,323	7,313
Additional paid-in capital	28,130	27,859
Retained earnings	57,546	50,976
Accumulated other comprehensive (loss) income	(1,478)	710
Treasury stock, at cost	(1,034)	(1,135)

Total shareholders’ equity	90,487	85,723

Total liabilities and shareholders’ equity	$934,520	$914,312

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$11,552	$8,649	$32,279	$25,108
Securities:
Taxable	2,382	2,648	7,163	7,018
Tax-exempt	211	227	641	693
Federal funds sold and other short-term investments	207	25	343	56

Total interest income	14,352	11,549	40,426	32,875

Interest expense:
Time deposits	3,214	2,087	8,274	5,838
Demand and savings deposits	636	345	1,449	935
Other borrowings	365	498	1,420	1,374

Total interest expense	4,215	2,930	11,143	8,147

Net interest income	10,137	8,619	29,283	24,728
Provision for loan losses	468	261	1,396	816

Net interest income after provision for loan losses	9,669	8,358	27,887	23,912

Noninterest income:
Service fees	1,711	1,656	4,972	4,942
Letters of credit commissions and other loan-related fees	313	139	905	755
Other noninterest income	63	44	274	635

Total noninterest income	2,087	1,839	6,151	6,332

Noninterest expenses:
Salaries and employee benefits	4,225	4,800	12,229	12,313
Occupancy and equipment	1,424	1,412	4,160	4,242
Foreclosed assets, net	(67)	70	357	(844)
Other noninterest expense	2,066	1,549	5,851	5,371

Total noninterest expenses	7,648	7,831	22,597	21,082

Income before provision for income taxes	4,108	2,366	11,441	9,162
Provision for income taxes	1,272	762	3,575	2,888

Net income	$2,836	$1,604	$7,866	$6,274

Earnings per common share:
Basic	$0.39	$0.22	$1.09	$0.87
Diluted	$0.39	$0.22	$1.08	$0.87
Weighted average shares outstanding:
Basic	7,209	7,180	7,203	7,171
Diluted	7,312	7,235	7,292	7,250

Dividends per common share	$0.06	$0.06	$0.18	$0.18
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

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
	Restated-see	Restated-see
	Note 9	Note 9
Cash flows from operating activities:
Net income	$7,866	$6,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,031	1,002
Provision for loan losses	1,396	816
Gain on sale of securities	—	(7)
Loss (gain) on foreclosed assets	316	(1,115)
Loss on sale and disposal of premises and equipment	100	—
Gain on sale of loans	(42)	(587)
Amortization of premiums and discounts on securities	189	1,874
Amortization of net deferred loan fees	(1,351)	(955)
Changes in:
Accrued interest receivable	(194)	376
Other assets	(633)	(487)
Accrued interest payable	31	1
Other liabilities	3,036	1,320

Net cash provided by operating activities	11,745	8,512

Cash flows from investing activities:
Purchases of securities available-for-sale	(26,953)	(100,564)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	51,029	72,644
Net change in loans	(19,266)	(8,572)
Proceeds from sale of foreclosed assets	2,450	3,273
Proceeds from sale of premises and equipment	4	—
Purchases of premises and equipment	(884)	(1,759)

Net cash provided by (used in) investing activities	6,380	(34,978)

Cash flows from financing activities:
Net change in:
Deposits	33,494	16,930
Other borrowings	(16,815)	6,702
Proceeds from issuance of common stock	109	50
Re-issuance of treasury stock	273	276
Dividends paid	(1,296)	(1,289)

Net cash provided by financing activities	15,765	22,669

Net increase (decrease) in cash and cash equivalents	33,890	(3,797)
Cash and cash equivalents at beginning of period	32,073	36,927

Cash and cash equivalents at end of period	$65,963	$33,130

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

9. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the nine months ended September 30, 2005, the Company restated its historical consolidated financial statements for the nine months ended September 30, 2005 and 2004 to correct the classification of cash receipts from sales and repayments of loans held-for-sale on the consolidated statements of cash flows. The Company previously reported the cash receipts from sales and repayments of loans held-for-sale that were acquired for investment as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should be classified as investing cash flows in the consolidated statements of cash flows.
     The restatement does not impact the total increase or decrease in cash and cash equivalents. Further, the restatement has no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity. The effect of the restatement on the Company’s previously reported consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
	(Dollars in thousands)
Net cash provided by operating activities
As previously reported	$13,644	$12,024
As restated	11,745	8,512

Net cash provided by (used in) investing activities
As previously reported	$4,481	$(38,490)
As restated	6,380	(34,978)

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. As defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation and the subsequent restatement of the Company’s interim consolidated financial statements that management determined resulted from the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 the Company’s disclosure controls and procedures were not effective.
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
     Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Chief Executive Officer (principal executive officer)

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