Form 10-K
period 2005-12-31
METROCORP BANCSHARES INC
filed 2006-03-14
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $1.00 per share
(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      As of March 6, 2006, the number of outstanding shares of Common Stock was 7,256,461.
      The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, of $21.00 per share, was approximately $99.7 million.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2005, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PART I

Item 1.	Business
General
      MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (“MetroBank”). On October 5, 2005, the Company acquired First United Bank (“First United”) and its locations in San Diego and Los Angeles, California. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876. The Company’s internet website address is www.metrobank-na.com. The Company makes available, free of charge, on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. The information found on the Company’s website is not a part of this or any other report.
      The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets through its subsidiary banks (the “Banks”) by providing personalized service to the communities in Houston, Dallas, San Diego and Los Angeles metropolitan areas. In the past, the Company has strategically opened banking offices in areas with large multicultural concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity.
      On October 5, 2005, the Company acquired First United Bank, headquartered in San Diego, California, for a cash consideration of $37.4 million. First United is a state chartered commercial bank with two branches located in San Diego and Los Angeles, California and focuses on small and medium-sized commercial and retail customers primarily in the Asian community. As of September 30, 2005, First United had total assets of $180.1 million, total loans of $137.2 million, total deposits of $161.7 million and shareholders’ equity of $11.5 million. First United is being operated as a wholly-owned subsidiary of the Company.

MetroBank, National Association
      MetroBank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and MetroBank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, MetroBank expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened MetroBank’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, MetroBank has accomplished its growth internally through the establishment of de novo branches in various market areas. Since MetroBank’s formation in 1987, it has established 11 branches in the greater Houston metropolitan area. In 1996, MetroBank expanded into the Dallas metropolitan area, and with the success of the first Dallas area branch, opened an additional branch office in 1998 and 1999. In 2004, MetroBank closed one of its banking offices in the Dallas area in an effort to realign its operations with its customer base. In October 2005, MetroBank entered into a five year lease agreement for 7,714 square feet of space in Plano, Texas, with the intention of opening a branch location to primarily serve the Asian community in that market. Construction on the space started in February 2006 and the Company currently anticipates that the branch will open in the second quarter of 2006. MetroBank received approval for the new branch from the Office of the Comptroller of the Currency (“OCC”) in November 2005.

First United Bank
      First United was founded in 1990 in San Diego, California to meet the banking needs of the local business communities. First United caters its services to various business, professionals and individuals with diversified cultural backgrounds and focuses its lending activities primarily on commercial real estate. In June 1999, First United opened its Los Angeles branch in Alhambra to serve the community along the Monterey Park/ San Gabriel Valley corridor.
Business
      Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful commercial and retail banking endeavor. The Company intends to focus on integrating the Texas and California operations to provide a solid platform for growth in 2006. Specific goals include, but are not limited to: (1) building solid customer relationships through cross-selling initiatives, enhancing product mix, and optimizing pricing structures; (2) targeting new markets in an effort to expand and diversify the Company’s customer base through de novo growth and new acquisitions; (3) improving, streamlining and integrating internal processes of the Company’s two subsidiary banks in an effort to increase efficiencies in delivery of products and services; and (4) continuing to improve asset quality and diversify the loan portfolio.
      In connection with the Company’s approach to community banking, the Company offers products designed to appeal to its customers and further enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the communities that it serves. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Each of its product lines are an outgrowth of the Company’s expertise in meeting the particular needs of its customers. The Company’s principal lines of business are the following:

Commercial and Industrial Loans. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2005, the Company’s commercial and industrial loan portfolio totaled $331.9 million or 42.8% of the gross loan portfolio.

Commercial Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For First United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2005, the Company had a commercial mortgage portfolio of $368.5 million or 47.6% of the gross loan portfolio.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2005, the Company had a real estate construction portfolio of $56.4 million or 7.3% of the gross loan portfolio, of which, $12.1 million was residential and $44.3 million was commercial.

Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2005, MetroBank had $60.7 million in the retained portion of its SBA loans, approximately $33.4 million of which was guaranteed by the SBA. For the SBA’s fiscal year ended September 30, 2005, MetroBank was ranked as the sixth largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume produced. Another source of government guaranteed lending provided by the Company is Business and Industrial loans (“B&I Loans”) which are guaranteed by the U.S. Department of Agriculture (the “USDA”) and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2005, the Company’s USDA portfolio totaled $2.6 million. The Company also offers guaranteed loans through the Overseas Chinese Credit Guaranty Fund (“OCCGF”), which is sponsored by the government of Taiwan. As of December 31, 2005, the Company’s OCCGF portfolio was $2.8 million.

Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government, which provides guarantees for trade finance loans. At December 31, 2005, the Company’s aggregate trade finance portfolio commitments was approximately $9.7 million.

Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans, primarily collateralized by non-owner occupied residential properties, with a 15-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2005, the residential mortgage portfolio was $7.7 million or 1.0% of the gross loan portfolio.

      The Company also offers a variety of loan and deposit products and services to retail customers through its branch networks in Houston, Dallas, San Diego and Los Angeles. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking.
Competition
      The banking business is highly competitive, and the profitability of the Company depends principally on the Company’s ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance com-

panies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making. Additionally, management believes the Company remains competitive by establishing long-term customer relationships, building customer loyalty and providing a broad line of products and services designed to address the specific needs of its customers.
Employees
      As of December 31, 2005, the Company had 315 full-time equivalent employees, 51 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.
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
      The following description summarizes some of the laws to which the Company and the subsidiary banks are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

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
      As a Company with securities registered under the Securities Exchange Act of 1934, an amended (the “Exchange Act”) , and listed on The Nasdaq Stock Market, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and Nasdaq.
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
      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2005, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.18% and its ratio of total capital to total risk-weighted assets was 13.73%.
      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2005, the Company’s leverage ratio was 9.96%.
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
      Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guaran-

tees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
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
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act effective July 30, 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding certification of the financial statements by the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation for auditors and regulation auditors; (iv) increased disclosure and reporting obligations for the reporting company and their provisions become effective immediately while other provisions become effective over a period of 30 to 700 days and are subject to rulemaking by the SEC.
      The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exception from such prohibitions for loans by the Banks to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. The Banks’ authority to extend credit to affiliates is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefits or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans the Banks may make to affiliates based, in part, on the Banks’ capital position and requires certain board approval procedures to be followed.

The Banks — MetroBank, National Association and First United Bank
      MetroBank is a national banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. MetroBank’s primary regulator is the Office of the Comptroller of the Currency (the “OCC”). By virtue of the insurance of its deposits, however, MetroBank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects MetroBank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the bank holding company parent of MetroBank, the Federal Reserve Board also has supervisory authority, which directly affects MetroBank.
      First United is a California state banking association, the deposits of which are insured by the BIF of the FDIC up to the applicable legal limits. First United is supervised, examined and regulated by the Commissioner of the Department of Financial Institutions of the State of California (“DFI”), as well as the FDIC. Such supervision and regulation subjects First United to special restrictions, requirements, potential enforcement actions, and periodic examination by either of these regulators. Because the Federal Reserve Board regulates the bank holding company parent of First United, the Federal Reserve Board also has supervisory authority, which directly affects First United.
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
      Branching — MetroBank. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.
      Branching — First United. California law provides that a California-chartered bank can establish a branch anywhere in California provided that the branch is approved in advance by the DFI. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, adequacy of the bank’s shareholders’ equity, earnings prospects, character of management, and the convenience and needs of the community to be served by the branch.
      Restrictions on Transactions with Affiliates and Insiders. Transactions between MetroBank and its non-banking affiliates, and First United and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act as implemented by Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its non-banking subsidiaries.
      Affiliate transactions are also subject to Section 23B as implemented by Regulation of the Federal Reserve Act which generally requires that certain transactions between MetroBank and its affiliates, and First United and its affiliates, be on terms substantially the same, or at least as favorable to MetroBank and First United, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.
      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to insiders and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus and the primary federal regulator may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
      Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Banks have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Banks to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Banks.
      MetroBank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2005, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.
      First United. A California-chartered bank may not declare a dividend in an amount which exceeds the lesser of (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years less the amount of any dividends paid to shareholders during such period. However, a bank may, with the prior approval of the DFI, declare a dividend in an amount not exceeding the greater of (i) its retained earnings, (iii) its net income for its last fiscal year or (iii) its net income for its current fiscal year. Under federal law, First United cannot pay a dividend if, after paying the dividend, First United will be “undercapitalized.” In the event that the DFI determines the shareholders’ equity of a bank is inadequate or that the making of the dividend by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making the proposed dividend. Federal regulators may declare a dividend payment to be unsafe and unsound even though First United would continue to meet its capital requirements after the dividend.
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

      Examinations — MetroBank. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.
      Examinations — First United. The DFI examines banks at least once every two years, but may conduct examinations whenever and as often as deemed necessary. The FDIC also periodically examines and evaluates insured, state non-member banks such as First United. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC determined value and the book value of such assets.
      Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. In addition, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by their primary federal regulator, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
      Capital Adequacy Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the OCC and FDIC (“federal banking regulators”) have adopted regulations establishing minimum requirements for the capital adequacy of national banks. The federal banking regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.
      The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2005, MetroBank’s and First United’s ratio of Tier 1 capital to total risk-weighted assets was 12.13% and 12.37%, respectively. The ratio of total capital to total risk-weighted assets at December 31, 2005, was 13.38% for MetroBank, and 13.63% for First United.
      The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2005, MetroBank’s and First United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.52% and 9.02% respectively.
      Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. Based on the most recent notification from the FDIC, MetroBank and First United were both classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.
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
      As an institution’s capital decreases, the federal banking regulator’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The federal banking regulators have only very limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator.
      Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
      Deposit Insurance Assessments. The deposits held by MetroBank and First United are insured by the FDIC through the BIF to the extent required by law and they must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.
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
      On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds were merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter of 2005, the BIF and SAIF annual rate is .0134% of deposits.

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
      Brokered Deposit Restrictions. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. Well-capitalized institutions are not subject to restrictions.
      Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.
      Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. MetroBank received an “outstanding” CRA rating in the OCC’s Performance Evaluation dated June 27, 2005. First United Bank received a “satisfactory” CRA rating in the FDIC’s Performance Evaluation dated October 30, 2003.
      Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Order Reporting Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.
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
      USA Patriot Act of 2002. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2002 was enacted in October 2002. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains a broad range of anti-money laundering and financial transparency laws and contains various requirements, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Instability of Regulatory Structure
      Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

Expanding Enforcement Authority
      One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the federal regulators possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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
Item 1A.     Risk Factors
      An investment in the Company’s common stock (“Common Stock”) involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in its Common Stock. Additional risks and uncertainties that the Company are unaware of, or that it deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this annual report on Form 10-K were to occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.
Risks Associated with the Company’s Business

The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.
      The majority of the Company’s assets are monetary in nature and, as a result, the Company is subject to significant risk from changes in interest rates. Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities. The Company’s earnings are significantly dependent on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” will work against the Company, and its earnings may be negatively affected. See the section captioned “Interest Rate Sensitivity and Market Risk Analysis” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion.
      An increase in the general level of interest rates may also, among other things, reduce the demand for loans and the Company’s ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to an increase in prepayments on the Company’s loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates affect the Company’s net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios and its overall results.
      Although the Company’s asset-liability management strategy is designed to control its risk from changes in the general level of market interest rates, market interest rates are affected by many factors outside of the Company’s control, including inflation, recession, changes in unemployment, money supply and international disorder and instability in domestic and foreign financial markets. In view of the continued low interest rates on savings, loans and investments that currently prevail, it is quite possible that significant changes in interest rates may take place in the future, and the Company cannot always accurately predict the nature or magnitude of such changes or how such changes may affect its business.

A large percentage of the Company’s loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect its profitability.
      Approximately 85.7% of the Company’s loan portfolio as of December 31, 2005 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in the Company’s primary market specifically could significantly impair the value of the collateral and the Company’s ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

The Company could be subject to environmental risks and associated costs on its foreclosed real estate assets.
      A significant portion of the Company’s loan portfolio is secured by real property. There is a risk that hazardous or toxic waste could be found on the properties that secure the Company’s loans. If the Company acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and adversely affect the Company’s profitability. Although the Company has policies and procedures that require it to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.

The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its earnings.
      As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company may experience significant loan losses which could have a material adverse effect on its operating results and financial condition. Management makes various assumptions and judgments about the collectibility of the Company ’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.
      The Company maintains an allowance for loan losses in an attempt to cover loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its experience and its evaluation of general economic conditions. If the Company’s assumptions prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Material additions to the allowance would materially decrease net income.
      In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further charge-offs, based on judgments different than those of the Company’s management. Any increase in the Company’s allowance for loan losses or charge-offs as required by these regulatory agencies could have a material negative effect on the Company’s operating results and financial condition.

The Company’s profitability depends significantly on local economic conditions.
      The Company’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas metropolitan areas in Texas and in San Diego and the Monterey Park/ San Gabriel Valley corridor in Los Angeles, California. The local economic conditions in these areas have a significant impact on the Company ’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect the Company ’s financial condition, results of operations and future prospects.

The Company’s small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.
      The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the markets in Texas and California in which the Company operates, the Company’s results of operations and financial condition may be negatively affected.

Potential acquisitions may disrupt the Company’s business and dilute shareholder value.
      The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Difficulty and expense of integrating the operations, management, products and services of the target company;

•	Potential disruption to the Company’s business;

•	Potential diversion of the Company management’s time and attention;

•	The possible loss of key employees and customers of the target company; and

•	Difficulty in estimating the value of the target company.
      From time to time, the Company evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. The Company’s failure to successfully integrate any entity it may acquire and realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from such acquisi-

tion could have a material adverse effect on the Company’s financial condition, results of operations and business.
      During 2005, the Company acquired First United in San Diego, California, which is discussed more fully under Item 1. Business elsewhere in this report.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business.
      The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. The Company cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Company. The occurrence of any failures or interruptions could result in a loss of customer business and have a negative effect on the Company’s results of operations and financial condition.

The business of the Company is dependent on technology and its inability to invest in technological improvements may adversely affect its results of operations and financial condition.
      The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Company will be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect its financial performance, and the Company may be adversely affected by changes in federal and local laws and regulations.
      The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, its subsidiary banks, and their respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of MetroBank or First United, which could have a material adverse effect on the Company’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on the Company.

Risks Associated with the Company’s Common Stock

The Company’s corporate organizational documents and the provisions of Texas law to which it is subject may delay or prevent a change in control of the Company that you may favor.
      The Company’s amended and restated articles of incorporation and amended and restated bylaws contain various provisions which may delay, discourage or prevent an attempted acquisition or change of control of The Company. These provisions include:

•	a board of directors classified into three classes of directors with the directors, of each class having staggered, three year terms;

•	a provision that any special meeting of the Company’s shareholders may be called only by the chairman of the board, the president, the majority of the board of directors or the holders of at least 50% of the Company’s outstanding shares entitled to vote at the meeting;

•	a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders; and

•	a provision that denies shareholders the right to amend the Company’s bylaws.
      The Company’s articles of incorporation provide for noncumulative voting for directors and authorize the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of the Company preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company.

The trading volume in the Company Common Stock has been low.
      Although the Company common stock is listed for trading on the National Market System of the Nasdaq Stock Market, the trading volume in the Company common stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall. As of December 31, 2005, the Company’s executive officers and directors owned approximately 34.1% of the Common Stock. The significant amount of Common Stock owned by our executive officers and directors may adversely affect the development of a more active trading market.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.
      As of December 31, 2005, the Company had $36.1 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, MCBI Statutory Trust I. The Trust purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors and common securities to the

Company. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by the Trust, provided the Trust has funds available for such obligations.
      The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company’s principal executive offices are located at 9600 Bellaire Boulevard, Houston, Texas in space leased by MetroBank. The principal offices of First United are located at 7320 Clairemont Mesa Boulevard, San Diego, California in space leased by First United. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total

Banking offices in Houston metropolitan area	5	6	11
Banking offices in Dallas metropolitan area	—	2	2
Banking offices in San Diego, California	—	1	1
Banking offices in Los Angeles, California	—	1	1
Corporate headquarters	—	1	1

Total	5	11	16

      The leases for the banking offices in the Houston metropolitan area and Dallas metropolitan areas have expiration dates ranging from September 2007 to December 2011 and from May 2006 to January 2011, respectively. The leases for the San Diego and Los Angeles offices will expire in November 2014 and August 2010, respectively. There are several lease agreements covering the Company’s headquarters with commencement dates ranging from June 2003 to March 2006 and expiration dates ranging from December 2010 to May 2013.

Item 3.	Legal Proceedings
      The Company is involved in various legal proceedings that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company’s security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock is listed on the Nasdaq National Market System (“Nasdaq NMS”) under the symbol “MCBI.” As of March 6, 2006, there were 7,256,461 shares outstanding and approximately 174 shareholders of record. The number of beneficial owners is unknown to the Company at this time.
      The following table presents the high and low intra-day sales prices for the Company’s common stock reported on the Nasdaq NMS during the two years ended December 31, 2005:

	High	Low

2005
Fourth quarter	$29.80	$23.19
Third quarter	25.05	20.63
Second quarter	22.33	17.75
First quarter	25.24	21.05
2004
Fourth quarter	$22.90	$18.81
Third quarter	19.00	14.00
Second quarter	15.68	14.00
First quarter	16.00	14.65
Dividends
      Holders of Common Stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since the fourth quarter 1998, there is no assurance that the Company will pay dividends in the future. The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2005	2004

Fourth quarter	$0.06	$0.06
Third quarter	0.06	0.06
Second quarter	0.06	0.06
First quarter	0.06	0.06
      The principal source of cash revenues to the Company is dividends paid by the subsidiary banks with respect to the subsidiary banks’ capital stock. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the board of directors of the Company.
      As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to MetroBank and First United limit the payment of dividends and other distributions by the Banks to the Company, and may therefore limit the Company’s ability to pay dividends on its Common Stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trust are not made or are deferred, the Company will be prohibited from paying dividends on its Common Stock. As of December 31, 2005, the amount available for payment of dividends by MetroBank and First United to the

Company under applicable restrictions, without regulatory approval, was approximately $13.3 million and $461,000, respectively. Regulatory authorities could impose administratively stricter limitations on the ability of the subsidiary banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
Recent Sales of Unregistered Securities
      None.
Issuer Purchases of Equity Securities
      None.

Item 6.	Selected Consolidated Financial Data
      The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of and for each of the five years ended December 31, 2005 is derived from the Company’s consolidated financial statements which have been audited by an independent registered public accounting firm. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$59,056	$45,304	$43,287	$47,980	$54,940
Interest expense	17,538	11,349	12,134	14,628	23,799

Net interest income	41,518	33,955	31,153	33,352	31,141
Provision for loan losses	1,936	1,343	5,671	3,743	3,795

Net interest income after provision for loan losses	39,582	32,612	25,482	29,609	27,346
Noninterest income	8,109	8,251	8,927	8,967	8,660
Noninterest expense	31,852	28,238	28,564	25,161	24,456

Income before provision for income taxes	15,839	12,625	5,845	13,415	11,550
Provision for income taxes	5,059	4,031	1,735	4,445	3,696

Net income	$10,780	$8,594	$4,110	$8,970	$7,854

Per Share Data:
Earnings per share:
Basic	$1.50	$1.20	$0.58	$1.28	$1.12
Diluted	1.48	1.19	0.57	1.25	1.11
Book value	12.80	11.95	10.95	10.84	9.52
Tangible book value	9.60	11.95	10.95	10.84	9.52
Cash dividends	0.24	0.24	0.24	0.24	0.24
Weighted average shares outstanding (in thousands):
Basic	7,208	7,175	7,089	7,024	6,998
Diluted	7,306	7,230	7,213	7,154	7,059
Balance Sheet Data (Period End):
Total assets	$1,128,204	$914,312	$867,156	$842,066	$743,717
Securities	236,100	273,720	262,264	264,418	176,230
Loans(1)	771,473	594,536	557,136	530,571	495,441
Allowance for loan losses	13,169	10,501	10,308	10,029	8,892
Goodwill and core deposit intangibles(3)	23,035	—	—	—	—
Total deposits	961,750	755,053	724,941	691,361	642,751
Junior subordinated debentures(4)	36,083	—	—	—	—
Other borrowings	26,054	60,849	54,173	65,774	25,195
Total shareholders’ equity	92,228	85,723	78,373	76,224	66,809

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Balance Sheet Data (Average):
Total assets	$963,952	$882,017	$852,946	$791,297	$728,607
Securities	254,505	271,198	251,827	222,752	159,416
Loans(2)	640,703	565,920	551,287	506,901	476,134
Allowance for loan losses	11,567	10,944	10,595	9,238	9,315
Goodwill and core deposit intangibles(3)	5,580	—	—	—	—
Total deposits	813,457	728,683	708,575	656,824	626,970
Junior subordinated debentures(4)	8,897	—	—	—	—
Other borrowings	42,877	64,022	60,310	53,056	25,570
Total shareholders’ equity	89,271	81,044	76,333	71,452	64,329
Performance Ratios:
Return on average assets	1.12%	0.97%	0.48%	1.13%	1.08%
Return on average equity	12.08	10.60	5.38	12.55	12.21
Net interest margin	4.51	4.02	3.81	4.44	4.56
Efficiency ratio(5)	64.18	66.91	71.27	59.46	61.45
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	2.52%	3.06%	5.05%	3.53%	1.11%
Total nonperforming assets to total assets	1.73	2.00	3.26	2.23	0.74
Net charge-offs to average total loans	0.25	0.20	0.98	0.51	0.88
Allowance for loan losses to total loans	1.71	1.77	1.85	1.89	1.79
Allowance for loan losses to nonperforming loans(6)	84.21	62.94	40.10	57.02	195.82
Capital Ratios:
Leverage ratio(7)	9.96%	9.59%	9.08%	8.78%	9.11%
Average shareholders’ equity to average total assets	9.26	9.19	8.95	9.03	8.83
Tier 1 risk-based capital ratio — period end	11.18	12.82	12.73	12.98	12.77
Total risk-based capital ratio — period end	13.73	14.07	13.98	14.24	14.03

(1)	Includes loans held-for-sale of $1.9 million and $6.0 million at December 31, 2004 and 2003, respectively.

(2)	Includes loans held-for-sale with an average balance of $621,000, $3.4 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(3)	Goodwill and core deposits intangibles were recorded in October 2005 in connection with the First United acquisition.

(4)	The Company issued junior subordinated debentures, MCBI Statutory Trust I, in October 2005 in connection with the First United acquisition.

(5)	Calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding net securities gains/losses.

(6)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(7)	The leverage ratio is calculated by dividing Tier 1 capital by average assets for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Restatement of Previously Issued Financial Statements
      The Company restated its historical consolidated financial statements for the years ended December 31, 2003 and 2004, the three months ended March 31, 2005, the six months ended June 30, 2005, and the nine months ended September 30, 2005 to reclassify cash receipts from sales and repayments of loans held-for-sale on its statements of cash flows. The Company previously reported the cash receipts from sales and repayments of loans held-for-sale that were originally acquired for investment as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should be classified as investing cash flows in the consolidated statements of cash flows. As a result of the restatement, operating cash flow increased and investing cash flow decreased by $5.9 million for the year ended December 31, 2003 and operating cash flow decreased and investing cash flow increased by $4.5 million for the year ended December 31, 2004, and by $13,000, $1.9 million and $1.9 million for the three months ended March 31, 2005, the six months ended June 30, 2005, and the nine months ended September 30, 2005, respectively.
      The correction does not impact the total increase or decrease in cash and cash equivalents. Further, the correction has no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity.
      All applicable amounts relating to the restatement of the Company’s consolidated financial statement for the years ended December 31, 2004 and 2003 have been reflected in the consolidated financial statements (see Note 2 of the Notes to Consolidated Financial Statements). The restatement of the Company’s interim consolidated financial statements for the three months ended March 31, 2005, the six months ended June 30, 2005, and the nine months ended September 30, 2005 have been included in an amendment to the Quarterly Report on Form 10Q/ A filed for each of the applicable periods.
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
      The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See — “Financial Condition — Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments.”

      The Company believes goodwill is a critical accounting policy that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through a merger transaction. Goodwill is not amortized, but instead will be tested for impairment at least annually using both a discounted cash flow analysis and a review of the valuation of recent bank acquisitions. The discounted cash flow analysis utilizes a risk-free interest rate, estimates of future cash flow and probabilities as to the occurrence of the future cash flows. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, an impairment test will be performed periodically on these amortizing intangible assets.
For the Years Ended December 31, 2005, 2004 and 2003
Overview
      The Company, primarily through its subsidiary banks (collectively, the “Banks”), generates earnings from several sources. The Banks attract customer deposits through their fifteen full-service branches located in the greater Houston, Dallas, San Diego and Los Angeles metropolitan areas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CD’s”) and individual retirement accounts (“IRA’s”). With the funds attracted from the communities served by the branches, the Company originates loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities. The Company’s net interest income represents the difference between the interest income earned on loans and securities and the interest expense paid on customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Company during each fiscal year and can be found on the Statement of Income under “net interest income.”
      To complement net interest income, the Company also earns fee income from both deposits and loans through service fees and charges collected from customers, and fee income from letters of credit commissions through its international banking business. Generally, the Banks receive the greater portion of their fees from its deposit customers in the form of service fees, NSF fees, and other fees for services provided to the customer. Loan fees are generally earned from late charges, administrative document and processing fees, and other loan-related type fees. The fees collected by the Company may be found on the Statement of Income under “noninterest income.”
      The Company may also generate earnings through the sale of loans and securities which are categorized on the Balance Sheet as “loans held-for-sale” or “securities available-for-sale.” While it is not uncommon to see such gains, they are generally not consistent throughout the year. This inconsistency is directly related to the availability and/or the market for these types of assets that the Company might want to sell.
      Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a very people intensive industry, the largest of the Company’s operating expenses is salaries and employee benefits.
      Total assets at December 31, 2005 were $1.13 billion, an increase of $213.9 million or 23.4% compared with $914.3 million at December 31, 2004. The growth in assets was primarily a result of the organic growth of the loan portfolio and the acquisition of First United. Total loans at December 31, 2005 were $771.5 million, an increase of $176.9 million or 29.8% compared with $594.5 million at December 31, 2004. Organic loan growth for the year ended December 31, 2005 was $42.1 million, or 7.1%, excluding the impact of the First United acquisition. Investment securities at December 31, 2005 were $236.1 million, down $37.6 million or 13.7% from $273.7 million at December 31, 2004. Total deposits at December 31, 2005 were $961.8 million, an increase of $206.7 million or 27.4% compared with $755.1 million at December 31, 2004. Organic deposit growth for the year ended December 31, 2005 was $35.1 million, or 4.7%, excluding the impact of the First United acquisition. Other borrowings at December 31, 2005 were $26.1 million, down $34.8 million or 57.2% compared with $60.8 million at December 31, 2004. In October 2005, the Company issued $36.1 million of junior subordinated debentures to a subsidiary trust to fund the acquisition of First United.
      Net income for the years ended December 31, 2005, 2004, and 2003 was $10.8 million, $8.6 million, and $4.1 million, respectively. Diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 were $1.48, $1.19, and $0.57, respectively. The Company’s returns on average assets for the years ended December 31, 2005, 2004, and 2003 were 1.12%, 0.97%, and 0.48%, respectively. The Company’s returns on average equity for the same periods were 12.08%, 10.60%, and 5.38%, respectively. The 2005 increases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to an increase in average earning assets and the yield on earning assets.
      The provision for loan losses was $1.9 million for the year ended December 31, 2005, up $593,000 or 44.2% compared with $1.3 million in 2004. The increase in the provision was primarily a result of loan growth. The provision for loans losses for the year ended December 31, 2004 was $1.3 million, down $4.3 million or 76.3% compared with $5.7 million in 2003. The reduction in the provision was the result of a reduced level of nonperforming assets. In 2003, management recorded an additional provision due to the results of continued asset quality risk assessment procedures, an increase in the loan portfolio and an increase in nonperforming loans.
Results of Operations

Net Interest Income
      Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.
      2005 versus 2004. Net interest income, before provision for loan losses, was $41.5 million in 2005 compared with $34.0 million in 2004, an increase of $7.5 million or 22.3%. The increase in net interest income was primarily due to a $13.8 million increase in interest income, partially offset by a $6.2 million increase in interest expense primarily attributable to the Federal Reserve’s thirteen interest rate increases since June 2004. The net interest spread is the difference between the yield on earning assets and the cost of interest-bearing liabilities. The net interest spread increased 33 basis points to 3.87% in 2005 from 3.54% in 2004. The increase in the net interest spread is the result of a 106 basis point increase in the average yield on earning assets, partially offset by a 73 basis point increase in the cost of interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated by dividing annualized interest expense by average earning assets. The net interest margin increased 49 basis points to 4.51% in 2005 from 4.02% in 2004. The increased net interest margin reflects the increase in the yield on earning assets of 106 basis points, partially offset by a 57 basis point increase in cost of earning assets.
      Interest income in 2005 was $59.1 million, up $13.8 million or 30.4% compared with $45.3 million in 2004. The increase in interest income was primarily due to increases in both average earning assets and average yield. The increase in the yield on average earning assets in 2005 was primarily the result of a higher yield on loans. Interest expense in 2005 was $17.5 million, up $6.2 million or 54.5% compared with $11.3 million in 2004. The average cost of interest-bearing liabilities increased 73 basis points primarily due to higher interest rates paid on increased interest-bearing deposits and interest expense on the junior subordinated debentures issued in October 2005. At December 31, 2005, approximately $641.2 million or 82.8% of the loans in the loan portfolio were variable rate loans that reprice as the prime rate moves that benefit the Company during periods of increases in the prime rate. As part of the Company’s interest rate risk management, loans of approximately $486.3 million and $422.0 million, representing 62.8% and 70.1% of gross loans, at December 31, 2005 and 2004, respectively, contain interest rate floors to reduce the unfavorable impact to the Company during interest rate declines. As interest rates increased, many of the floating rates loans did not experience rate increases as the floors on these loans exceeded the prime-based pricing in the beginning of 2005. The weighted average interest rate on these loans at December 31, 2005 and 2004 was 8.34% and 6.55%, respectively, and the interest rate floors ranged from 3.25% to 9.50% and 3.90% to 10.00%, respectively.
      2004 versus 2003. Net interest income, before provision for loan losses, was $34.0 million in 2004 compared with $31.2 million in 2003, an increase of $2.8 million or 9.0%. The increase in net interest income was primarily due to a $2.0 million increase in interest income combined with a $785,000 decrease in interest expense. The net interest spread increased 20 basis points to 3.54% in 2004 from 3.34% in 2003. The increase in the net interest spread is the result of a 6 basis point increase in the average yield on earning assets and a 14 basis point decrease in the average rate paid for interest-bearing liabilities. In 2004, the net interest margin increased 21 basis points to 4.02% from 3.81% in 2003. The increased net interest margin reflects the increase in the average yield on earning assets of 6 basis points and the effect of a 15 basis point decrease in the cost of earning assets.
      Interest income in 2004 was $45.3 million, up $2.0 million or 4.7% compared with $43.3 million in 2003. The increase in interest income was primarily due to an increase in loans and higher yields on a larger portfolio of taxable securities. Interest expense in 2004 was $11.3 million, down $785,000 or 6.5% compared with $12.1 million in 2003. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities of 14 basis points from 1.96% in 2003 to 1.82% in 2004. Net interest income for 2004 was 9.0% higher than net interest income in 2003 primarily due to an increase in the yield on earning assets of 6 basis points that was enhanced by a decrease in the cost of interest-bearing liabilities of 14 basis points. The Federal Reserve Board’s interest rate reductions in 2003 contributed to the lower yields in that year, while the interest rate floors on approximately 64.7% of the loan portfolio helped to soften the decline in yield on earning assets. The higher net interest income in 2004 compared with 2003 primarily reflects the Federal Reserve’s interest rate increases beginning June 30, 2004, and continuing through the second half of 2005. As interest rates increased, many of the floating rates loans did not experience rate increases as the floors on these loans exceeded the prime-based pricing in 2004. At December 31, 2004, approximately 70.1% of gross loans had interest rate floors with a weighted average yield of 6.55%.

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

	Year Ended December 31,

	2005			2004			2003

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (including loans held-for-sale)	$640,703	$47,799	7.46%	$565,920	$34,711	6.13%	$551,287	$34,691	6.29%
Taxable securities	237,220	9,519	4.01	252,691	9,582	3.79	231,732	7,458	3.22
Tax-exempt securities	17,285	853	4.93	18,507	917	4.95	20,095	997	4.96
Federal funds sold and other temporary investments	25,354	885	3.49	7,566	94	1.24	14,176	141	0.99

Total interest-earning assets	920,562	59,056	6.42%	844,684	45,304	5.36%	817,290	43,287	5.30%

Less allowance for loan losses	(11,567)			(10,944)			(10,595)

Total interest-earning assets, net of allowance for loan losses	908,995			833,740			806,695
Noninterest earning assets	54,957			48,277			46,251

Total assets	$963,952			$882,017			$852,946

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$85,579	691	0.81%	$79,327	536	0.68%	$73,987	460	0.62%
Saving and money market accounts	122,363	1,625	1.33	113,164	802	0.71	111,867	885	0.79
Time deposits	428,909	12,948	3.02	367,424	8,133	2.21	371,500	8,942	2.41
Junior subordinated debentures	8,897	514	5.76	—	—	—	—	—	—
Other borrowings	42,877	1,760	4.10	64,022	1,878	2.93	60,310	1,847	3.06

Total interest-bearing liabilities	688,625	17,538	2.55%	623,937	11,349	1.82%	617,664	12,134	1.96%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	176,606			168,768			151,221
Other liabilities	9,450			8,268			7,728

Total liabilities	874,681			800,973			776,613
Shareholders’ equity	89,271			81,044			76,333

Total liabilities and shareholders’ equity	$963,952			$882,017			$852,946

Net interest income		$41,518			$33,955			$31,153

Net interest spread			3.87%			3.54%			3.34%
Net interest margin			4.51%			4.02%			3.81%

      The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,

	2005 vs 2004			2004 vs 2003

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans (including loans held-for-sale)	$4,587	$8,501	$13,088	$921	$(901)	$20
Taxable securities	(587)	524	(63)	675	1,449	2,124
Tax-exempt securities	(61)	(3)	(64)	(79)	(1)	(80)
Federal funds sold and other temporary investments	221	570	791	(66)	19	(47)

Total increase in interest income	4,160	9,592	13,752	1,451	566	2,017
Interest-bearing liabilities:
Interest-bearing demand deposits	42	113	155	33	43	76
Saving and money market accounts	65	758	823	10	(93)	(83)
Time deposits	1,361	3,454	4,815	(98)	(711)	(809)
Junior subordinated debentures	514	—	514	—	—	—
Other borrowings	(620)	502	(118)	114	(83)	31

Total increase (decrease) in interest expense	1,362	4,827	6,189	59	(844)	(785)

Increase in net interest income	$2,798	$4,765	$7,563	$1,392	$1,410	$2,802

Provision for Loan Losses
      Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “— Financial Condition — Allowance for Loan Losses.” The 2005 provision for loan losses was $1.9 million, up approximately $593,000 or 44.2% compared with $1.3 million in 2004. The increase was primarily due to growth of the loan portfolio. As of December 31, 2005, total nonperforming assets were $19.5 million compared with $18.3 million in 2004. The increase was primarily due to one loan relationship being placed on nonaccrual status in the first quarter of 2005 and one customer impacted by Hurricane Rita in the third quarter of 2005.
      The ratio of the allowance for loan losses to total loans at December 31, 2005 was 1.71% compared with 1.77% and 1.85% at December 31, 2004 and 2003, respectively. The Company strives to maintain its allowance for loan losses at target levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income
      For the years ended December 31, 2005, 2004 and 2003, noninterest income was $8.1 million, $8.3 million, and $8.9 million, respectively, reflecting a decrease of approximately $142,000 or 1.7% in 2005 compared with 2004, and a decrease of $676,000 or 7.6% in 2004 compared with 2003. The service fees category of noninterest income includes monthly deposit account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees. Service fees for 2005 were $6.6 million, down $108,000 compared with $6.7 million, primarily due to a decrease of $435,000 in service charge income and NSF charge income, partially offset by an increase of $227,000 in other fees and commissions. Loan-related fees for 2005 were $1.2 million, up $202,000 compared with $977,000 in 2004 primarily due to the consumer late fee charge-off in 2004. Other noninterest income for 2005 was $289,000, up $224,000, compared with $65,000 in 2004 primarily due to an increase in traveler’s express check income.
      The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Service fees	$6,593	$6,701	$6,544
Loan-related fees	1,179	977	1,525
Gain (loss) on sale of securities, net	—	(97)	165
Gain on sale of loans	48	605	600
Other noninterest income	289	65	93

Total noninterest income	$8,109	$8,251	$8,927

Noninterest Expense
      For the years ended December 31, 2005, 2004 and 2003, noninterest expense was $31.9 million, $28.2 million, and $28.6 million, respectively, reflecting an increase of approximately $3.6 million or 12.8% in 2005 compared with 2004, and a decrease of $326,000 or 1.1% in 2004 compared with 2003.
      The increase in noninterest expense in 2005 compared with 2004 was primarily the result of a net loss on foreclosed assets, the effects of the First United acquisition, increased salaries and benefits expense, and legal and professional fees.
      The decrease in noninterest expense in 2004 compared with 2003 was primarily due to no lower of cost or market adjustment on loans held-for-sale and a net gain on foreclosed assets in 2004, offset by increased salary and benefits expense and occupancy expense.
      Salaries and employee benefits for the years ended December 31, 2005, 2004 and 2003 was $17.6 million, $16.1 million, and $14.1 million, respectively, reflecting an increase of $1.5 million or 9.0% in 2005 compared with 2004 and an increase of $2.0 million or 14.1% in 2004 compared with 2003. The increase in 2005 versus 2004 was primarily the result of a $1.0 million increase in the Company’s incentive bonuses and the additional personnel added in the First United acquisition. In addition, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted resulting in compensation expense of approximately $145,000 in 2005. The increase in 2004 compared with 2003 was primarily due to additional performance incentive bonuses, an increase in officer-level employees, and approximately $800,000 in severance payments to a senior executive. Total full-time equivalent employees at December 31, 2005, 2004 and 2003 were 315, 280, and 299, respectively.
      Legal and professional fees for the years ended December 31, 2005, 2004 and 2003 were $2.2 million, $1.1 million, and $1.6 million, respectively. The increase in legal and professional fees in 2005 was primarily due to Sarbanes-Oxley compliance costs.
      In 2003, the Company transferred the status of approximately $18.3 million of loans to held-for-sale to address a loan concentration issue. Approximately $11.0 million of the loans held-for-sale were sold during 2003 and a gain of approximately $139,000 was recognized. The remaining $6.0 million were held-for-sale at December 31, 2003 and were carried at the lower of cost or market. During 2003, the Company recorded lower of cost or market adjustments of $2.1 million on the loans held-for-sale. During 2004, approximately $3.3 million of the loans held-for sale were sold and a gain of approximately $335,000 was recognized. During 2005, management transferred the remaining $1.9 million of loans held-for-sale back to held-for-investment status after achieving satisfactory results in the loan concentration issue. At December 31, 2005, the Company had no loans held-for-sale. The Company may consider future transfers in loan categories with excessive concentrations that may expose the Company to potential losses.
      The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and employee benefits	$17,555	$16,104	$14,109
Lower of cost or market adjustment on loans held-for-sale	—	—	2,149
Occupancy and equipment	5,663	5,723	5,361
Foreclosed assets, net	312	(728)	248
Legal and professional fees	2,171	1,145	1,555
Printing and supplies	660	702	597
Telecommunications	517	463	500
Other noninterest expense	4,974	4,829	4,045

Total noninterest expenses	$31,852	$28,238	$28,564

      The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. The Company’s efficiency ratio for 2005 was 64.18%, an improvement from the 2004 efficiency ratio of 66.91%, primarily due to net interest income increasing more than noninterest expense. The Company’s efficiency ratio for 2003 of 71.27% reflects the impact of the lower of cost or market adjustment on loans held-for-sale and the decline in the net interest margin.

Income Taxes
      Income taxes include the federal income tax and California state tax at the statutory rate plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income on federal securities.

      Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. Income tax expense for 2005 was $5.1 million, an increase of $1.0 million or 25.5% compared with income tax of $4.0 million in 2004. Income tax expense for 2004 was $4.0 million, an increase of $2.3 million or 132.3% compared with income tax of $1.7 million in 2003. The effective income tax rates in 2005, 2004 and 2003 were 31.9%, 31.9%, and 29.7%, respectively. The effective income tax rate in 2005 was slightly higher than 2004 was a result of higher federal income tax bracket of 35% in 2005 compared with 34% in 2004. While the tax-exempt interest income decreased 6.6% between the two years, pre-tax income increased 25.5% from $12.6 million to $15.8 million. The Texas franchise tax was $420,000, $222,000 and $185,000 in 2005, 2004, and 2003, respectively.

Impact of Inflation
      The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “— Financial Condition — Interest Rate Sensitivity and Market Risk.”

Business Segment Results
      The Company manages its operations and prepares management reports with a primary focus on geographical areas. Operating segment information is presented in the following discussion and in Note 21 of the Notes to Consolidated Financial Statements. The accounting policies of the individual segments are the same as those of the Company.

MetroBank, National Association
      MetroBank is headquartered in Houston, Texas and is primarily responsible for conducting the Company’s operations in Texas. MetroBank has established 11 branches in the greater Houston metropolitan area and 2 branches in Dallas metropolitan area. The following table presents the selected segment financial data for MetroBank as of and for the three years ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

	2005	2004	2003

	(Dollars in thousands)
Income Statement Data
Net interest income	$40,168	$33,955	$31,153
Provision for loan losses	1,874	1,343	5,671

Net interest income after provision for loan losses	38,294	32,612	25,482
Noninterest income	7,984	8,251	8,927
Noninterest expense	30,550	28,230	28,560

Income before provision for income taxes	15,728	12,633	5,849
Provision for income taxes	4,935	4,031	1,735

Net income	$10,793	$8,602	$4,114

Year-End Balance Sheet Data
Total assets	$914,748	$914,221	$867,095
Total loans	636,625	594,536	557,136
Allowance for loan losses	10,800	10,501	10,308
Noninterest-bearing demand deposits	190,319	165,498	173,998
Total deposits	793,451	757,360	729,842
Shareholders’ equity	84,340	83,702	73,785
Performance Ratios
Return on average assets	1.19%	0.98%	0.48%
Return on average common equity	12.60%	10.98%	5.75%
Efficiency ratio	63.44%	66.89%	71.26%
Net interest margin	4.59%	4.13%	3.87%
Total nonperforming assets to total assets	2.13%	2.00%	3.26%
Other Information
Full-time equivalent employees	283	280	299
Full-service branches	13	13	14
      Net income for MetroBank increased 25.5% to $10.8 million for 2005 compared with $8.6 million for 2004. The increase was primarily due to the increase on average loan balances and higher yield on loans. The majority of MetroBank’s loan portfolio was comprised of variable and adjustable rate loans that benefit MetroBank during periods of increases in prime rate. The net interest margin increased to 4.59% in 2005 from 4.13% in 2004 and 3.87% in 2003. As of December 31, 2005, MetroBank had total assets of $914.8 million, total loans of $636.6 million and total deposits of $793.5 million. The efficiency ratio was 63.44%, 66.89% and 71.26% for 2005, 2004 and 2003, respectively. The improvement in the efficiency ratio was primarily due to the increase in net interest income being greater than the increase in noninterest expense.
      Improving asset quality remained a top priority for MetroBank. As of December 31, 2005, total nonperforming assets to total assets was 2.13%, compared with 2.00% and 3.26% as of December 31, 2004 and 2003, respectively.

First United Bank
      First United Bank is headquartered in San Diego, California and was acquired by the Company on October 5, 2005. First United is responsible for conducting the Company’s operations in California. First United has one branch in San Diego and one in Los Angeles. The following table presents the selected segment financial data for First United as of and for the three months ended December 31, 2005.

2005

(Dollars in thousands)
Income Statement Data
Net interest income	$1,847
Provision for loan losses	62

Net interest income after provision for loan losses	1,785
Noninterest income	125
Noninterest expense	1,150

Income before provision for income taxes	760
Provision for income taxes	299

Net income	$461

Year-End Balance Sheet Data
Total assets	$212,782
Total loans	134,848
Allowance for loan losses	2,369
Goodwill, core deposit intangibles	23,035
Noninterest-bearing demand deposits	8,390
Total deposits	171,587
Shareholders’ equity	40,156
Performance Ratios
Return on average assets	0.85%
Return on average common equity	4.70%
Efficiency ratio	58.32%
Net interest margin	3.89%
Nonperforming assets to total assets	—
Other Information
Full-time quivalent employees	32
Full-service branches	2
      First United was founded in 1990 in San Diego, California to meet the banking needs of the local business communities. In 1999, it expanded into Los Angeles by establishing a branch in Alhambra to service the Asian community along the Monterey Park/ San Gabriel Valley corridor. As of December 31, 2005, First United had 32 full-time employees.
      During its first quarter of operation after the acquisition, First United contributed net income of $461,000 to the Company with a net interest income of $1.85 million and an average net interest margin of 3.89%. Total loans increased 4.9% from $128.5 million of December 31, 2004 to $134.8 million at December 31, 2005, while total deposits increased 11.9% from $153.3 million to $171.6 million during the same period.
      As of December 31, 2005, total assets, total loans, and total deposits of First United represented approximately 18.9%, 17.5%, and 17.8% of the Company’s total assets, total loans and total deposits respectively. The results of First United during its first quarter of operation were in line with the Company’s expectation prior to the acquisition.

Financial Condition

Loan Portfolio
      Total loans were $771.5 million at December 31, 2005, up $176.9 million, or 29.8% from $594.5 million at December 31, 2004. Organic loan growth for the year ended December 31, 2005 was $42.1 million, or 7.1%, excluding the impact of the First United acquisition. The increase in 2005 represented growth of $176.9 million in real estate mortgage loans, of which $129.9 million were loans at First United at December 31, 2005, and $13.8 million in real estate construction loans, of which $3.4 million were loans at First United at December 31, 2005, and was partially offset by a decrease in commercial and industrial loans of $13.7 million. There were $2.3 million in commercial and industrial loans at First United at December 31. 2005. Total loans, which included approximately $1.9 million in loans held-for-sale, were $594.5 million at December 31, 2004, up $37.4 million or 6.7% from $557.1 million at December 31, 2003. The increase in 2004 represented growth of $13.1 million in commercial and industrial loans, $6.7 million in real estate mortgage loans and $18.1 million in real estate construction loans and was partially offset by a decrease in consumer and other loans of $891,000.
      For the years ended December 31, 2005, 2004, and 2003, the ratio of total loans to total deposits was 80.2%, 78.7%, and 76.9%, respectively. For the same periods, total loans represented 68.4%, 65.0%, and 64.2% of total assets, respectively.
      The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,

	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$331,869	42.84%	$345,570	57.88%	$332,480	59.36%	$325,424	60.94%	$312,899	62.67%
Real estate mortgage
Residential	7,739	1.00	11,199	1.87	14,315	2.56	7,326	1.37	7,833	1.57
Commercial	368,508	47.57	188,121	31.51	178,290	31.83	165,608	31.01	131,022	26.24

	376,247	48.57	199,320	33.38	192,605	34.39	172,934	32.38	138,855	27.81

Real estate construction
Residential	12,095	1.56	9,761	1.64	12,652	2.26	10,589	1.99	5,962	1.19
Commercial	44,315	5.72	32,868	5.50	11,906	2.12	14,805	2.76	30,215	6.05

	56,410	7.28	42,629	7.14	24,558	4.38	25,394	4.75	36,177	7.24

Consumer and other	10,172	1.31	9,556	1.60	10,447	1.87	10,286	1.93	11,364	2.28

Gross loans	774,698	100.00%	597,075	100.00%	560,090	100.00%	534,038	100.00%	499,295	100.00%

Less: unearned discounts, interest and deferred fees	(3,225)		(2,539)		(2,954)		(3,467)		(3,854)

Total loans	$771,473		$594,536		$557,136		$530,571		$495,441

      Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:
      Commercial and Industrial Loans. The primary lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2005, approximately $231.0 million or 69.6% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2005, the Company’s commercial and industrial loan portfolio was $331.9 million or 42.8% of the gross loan portfolio.
      Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For First United, these loans have both variable and fixed rate and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2005, the Company had a commercial mortgage portfolio of $368.5 million or 47.6% of the gross loan portfolio.
      Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The substantial majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2005, the Company had a real estate construction portfolio of $56.4 million or 7.3% of the gross loan portfolio, of which $12.1 million was residential and $44.3 million was commercial.

      Government Guaranteed Small Business Lending. The Company has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2005, MetroBank had $60.7 million in the retained portion of SBA loans, approximately $33.4 million of which was guaranteed by the SBA. These loans are included in most all types of loans such as commercial and industrial, real estate mortgage, and real estate construction.
      For the SBA’s fiscal year ended September 30, 2005, MetroBank was the sixth largest SBA loan originator in the 32-county Houston SBA District in terms of dollar volume. SBA loan originations were $16.0 million and $18.0 million for the years ended December 31, 2005 and 2004, respectively. Another source of government guaranteed lending is B&I loans which are guaranteed by the U.S. Department of Agriculture and are available to borrowers in areas with a population of less than 50,000. As of December 31, 2005, the Company’s USDA portfolio totaled $2.6 million. The Company also offers guaranteed loans through the OCCGF, which is sponsored by the government of Taiwan. As of December 31, 2005, the Company’s OCCGF portfolio was $2.8 million.
      Trade Finance. Since its inception in 1987, the Company has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2005, the Company’s aggregate trade finance portfolio commitments was approximately $9.7 million.
      Residential Mortgage Brokerage and Lending. The Company uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company specializes in mortgages that conform with government sponsored programs, such as those offered by Fannie Mae. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2004 was $9.9 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization primarily collateralized by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2005, the Company’s residential mortgage portfolio was $7.7 million.
      Consumer Loans. The Company offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. At December 31, 2005, the Company’s consumer loan portfolio was $10.2 million.

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
      Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely makes loans at their legal lending limit. MetroBank generally does not make loans larger than $9 million to one borrower and First United generally does not make loans larger than $3 million to one borrower. Loans greater than the Banks’ lending limit are subject to participation with other financial institutions. Loans generated by MetroBank are approved by Chief Lending Officer, Chief Credit Officer, the Bank’s Loan Committee, or the Directors Credit Committee based on the size of the loan relationship. Loans generated by First United are approved by the Directors Credit Committee regardless the size of the loan relationship. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets”, are designed to minimize the risk of nonpayment with respect to outstanding loans.
      The following table summarizes the industry concentrations (greater than 25% of capital) of the Company’s loan portfolio, which includes loans held-for-sale of $1.9 million and $6.0 million at December 31, 2004 and 2003, respectively. There were no loans held-for-sale at December 31, 2005.

	As of December 31,

	2005	2004	2003

	(Dollars in thousands)
Convenience stores/gasoline stations	$36,135	$42,404	$46,290
Hotels/ Motels	82,420	55,974	69,877
Nonresidential building for rent/lease	254,954	179,052	131,482
Restaurants	56,506	48,370	52,902
Wholesale trade	59,394	60,782	64,181
All other	285,289	210,493	195,358

Gross loans	$774,698	$597,075	$560,090

      The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2005 are summarized in the following table:

	As of December 31, 2005

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$87,180	$146,134	$98,555	$331,869
Real estate mortgage:
Residential	1,279	4,199	2,261	7,739
Commercial	44,473	226,210	97,825	368,508
Real estate construction:
Residential	10,618	1,477	—	12,095
Commercial	8,634	16,219	19,462	44,315
Consumer	3,282	5,864	1,026	10,172

Total	$155,466	$400,103	$219,129	$774,698

Loans with a predetermined interest rate	$26,697	$67,500	$39,277	$133,474
Loans with a floating interest rate	128,769	332,603	179,852	641,224

Total	$155,466	$400,103	$219,129	$774,698

Nonperforming Assets
      The Company believes that it has adequate loan procedures in place. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors, review of MetroBank’s loan portfolio by the Company’s internal loan review department, review of First United’s loan portfolio by an independent external loan review company, approval from the Directors Credit Committee for large credit relationships, and policy/administrative oversight by the Directors Loan Committee.
      The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For MetroBank, grades of 1-10 are applied to each loan where grades of 7-10 require the most allowance for loan losses. For First United, loans are classified as Pass I, Pass II, Special mention, Substandard and Doubtful. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/ Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the chief credit officer.
      MetroBank’s loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. MetroBank performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. First United’s loan review process is performed at least semi-annually by an external and independent loan review company. Findings of the examination are reported directly to the Directors Credit Committee. It is the responsibilities of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on industry and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors Credit Committee and Board of Directors.

      There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrowers’ financial condition due to general economic and other factors. While future deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Company’s credit risk through more diversified business development avenues.
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
      The Company requires that nonperforming assets be monitored by the special assets department, which actively manages all problem assets pursuant to the Company’s loan policy. The special assets department endeavors to determine the best strategy for problem loan resolution and maximizing repayment on nonperforming assets.
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
      In addition to the Company’s loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates MetroBank, while the FDIC and DFI periodically examine and evaluate First United. Based upon such an examination, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.
      2005 versus 2004. Total nonperforming assets at December 31, 2005 and 2004 were $19.5 million and $18.3 million, respectively, an increase of $1.3 million. The increase in nonperforming assets in 2005 compared with 2004 was primarily due to one loan relationship being placed on nonaccrual status in the first quarter of 2005 and one customer impacted by Hurricane Rita. A $2.8 million distressed loan to a shrimp processor was placed on nonaccrual status after the business suffered severe damage during the hurricane. An insurance claim has been approved, but not yet funded. Operations have resumed, but cash flow is marginal at this time. The largest two nonaccrual loans were related to a wholesale seafood distributor with an outstanding loan balance of $5.8 million. The next largest was a hotel loan with an outstanding loan balance of $4.8 million. The hotel loan continues to make payments per contractual terms, but remains on nonaccrual status due to the uncertainty of future cash flows. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.7 million and $1.8 million would have been recorded on these loans during the years ended

December 31, 2005 and 2004, respectively. Nonaccrual loans at December 31, 2005 and 2004 were $15.6 million and $16.5 million, respectively, a decrease of $898,000. Other real estate and other assets repossessed at December 31, 2005 and 2004 were $3.9 million and $1.6 million, an increase of 2.3 million.
      2004 versus 2003. Total nonperforming assets at December 31, 2004 and 2003 were $18.3 million and $28.3 million, respectively, a decrease of $10.0 million. Nonaccrual loans at December 31, 2004 and 2003 were $16.5 million and $25.4 million, respectively, a decrease of $8.9 million. The decrease in nonperforming assets in 2004 compared with 2003 was primarily related to an $8.9 million decrease in nonaccrual loans. The largest loans included in nonaccrual loans at December 31, 2004 were loans previously placed on nonaccrual status in 2003 and 2002. The largest of these loans was a hotel loan with an outstanding loan balance of $5.0 million at December 31, 2004. The next two largest nonaccrual loans were commercial loans to a restaurant and a wholesale food distributor, having outstanding loan balances of $3.2 million each at December 31, 2004. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.8 million and $1.0 million would have been recorded on these loans during the years ended December 31, 2004 and 2003, respectively.
      Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $2.2 million and $3.0 million at December 31, 2005 and 2004. Nonperforming assets, net of their guaranteed portions, were $17.3 million and $15.2 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 2.23% and 2.55% at December 31, 2005 and 2004, respectively. The ratios for net nonperforming assets to total assets were 1.53% and 1.66%, for the same periods, respectively.
      The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Nonaccrual loans	$15,606	$16,504	$25,442	$17,209	$3,758
Accruing loans 90 days or more past due	32	181	264	380	783
Other real estate (“ORE”) and other assets repossessed (“OAR”)	3,866	1,566	2,585	1,190	969

Total nonperforming assets	19,504	18,251	28,291	18,779	5,510
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(2,210)	(3,032)	(3,323)	(3,310)	(1,833)

Net nonperforming assets	$17,294	$15,219	$24,968	$15,469	$3,677

Total nonperforming assets to total loans and ORE/ OAR	2.52%	3.06%	5.05%	3.53%	1.11%
Total nonperforming assets to total assets	1.73	2.00	3.26	2.23	0.74
Net nonperforming assets to total loans and ORE/ OAR	2.23	2.55	4.46	2.91	0.74
Net nonperforming assets to total assets	1.53	1.66	2.88	1.84	0.49

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
      The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. In 2005, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The effect of the reclassification was immaterial and had no effect on net income, shareholders’ equity or cash flows. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed below.
      The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible in whole or in part. Recoveries are recorded when cash payments are received. In developing the assessment, the Company relies on estimates and exercises judgment regarding matters where the ultimate outcome is uncertain. Circumstances may change and future assessments of credit risk may yield materially different results, resulting in an increase or decrease in the allowance for credit losses.
      The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s observable market price, (3) an unallocated component that reflects the inherent uncertainty of estimates and unforeseen events that allow MetroBank and First United to fully capture probable losses in the loan portfolio, and (4) a reserve for unfunded commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and non-performing loans, and charge-offs.
      In setting the general reserve portion of the allowance for loan losses, the factors the Company may consider include, but are not limited to, changes in the quality of the loan portfolio as determined by loan quality grades assigned to each loan, an assessment of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, value of the collateral securing loans, payment history, cash flow analysis of borrowers and other historical information. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, changes are implemented in the allowance for loan losses. While this methodology is consistently followed, future changes in circumstances, economic conditions or other factors could cause management to reevaluate the level of the allowance for loan losses.
      The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets.” Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are those loans which are in the process of being charged off.
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
      The Directors Loan Committee reviews and approves the allowance for loan losses and the reserve for unfunded lending commitments monthly and performs a comprehensive analysis quarterly. The allowance for credit losses is also subject to federal banking regulations. The Company’s primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.
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

      The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Average total loans outstanding	$640,703	$565,920	$551,287	$506,901	$476,134

Total loans outstanding at end of period	$771,473	$594,536	$557,136	$530,571	$495,441

Allowance for loan losses at beginning of period	$10,501	$10,308	$10,029	$8,892	$9,264
Provision for loan losses	1,936	1,343	5,671	3,743	3,795
Allowance acquired through acquisition	2,307	—	—	—	—
Charge-offs:
Commercial and industrial	(2,146)	(2,660)	(5,173)	(2,721)	(4,075)
Real estate — mortgage	—	—	(755)	(271)	—
Real estate — construction	(5)	—	—	—	—
Consumer and other	(274)	(175)	(193)	(132)	(201)

Total charge-offs	(2,425)	(2,835)	(6,121)	(3,124)	(4,276)

Recoveries:
Commercial and industrial	804	1,509	593	450	54
Real estate — mortgage	6	104	100	20	11
Consumer and other	40	72	36	48	44

Total recoveries	850	1,685	729	518	109

Net charge-offs	(1,575)	(1,150)	(5,392)	(2,606)	(4,167)

Allowance for loan losses at end of period	13,169	10,501	10,308	10,029	8,892

Reserve for unfunded lending commitments at beginning of period	362	140	121	11	7
Provision for unfunded lending commitments	174	222	19	110	4
Reserve acquired through acquisition	10	—	—	—	—

Reserve for unfunded lending commitments at end of period	546	362	140	121	11

Allowance for credit losses	$13,715	$10,863	$10,448	$10,150	$8,903

Ratio of allowance for loan losses to end of period total loans	1.71%	1.77%	1.85%	1.89%	1.79%
Ratio of net charge-offs to average total loans	0.25	0.20	0.98	0.51	0.88
Ratio of allowance for loan losses to end of period total nonperforming loans	84.21	62.94	40.10	57.02	195.82

     For the years ended December 31, 2005, 2004, and 2003, net charge-offs were $1.6 million, $1.2 million, and $5.4 million, respectively. The significant charge-offs for 2005 primarily consisted of an $800,000 charge-off on one nonperforming credit in the second quarter of 2005 and a $1.1 million charge-off on a loan to a wholesale business in the fourth quarter of 2005. Both charge-offs were recorded against specific reserves that had been established for these credits. The Company recorded approximately $652,000 in recoveries on one loan related to a restaurant secured by the real estate housing both the restaurant and other tenants.
      The significant charge-offs for 2004 were primarily related to the wholesale trade industry with approximately $1.2 million in net charge-offs. The largest individual charge-off in this category was $795,000. The second largest individual charge-off was $393,000 on a loan in the hospitality industry. The third largest individual charge-off was $377,000 on a wholesale trade company in an unrelated line of business to the largest charge-off noted above. Approximately $392,000 in charge-offs was related to the convenience store and gas station industry, where the largest charge-off was $100,000. Approximately $1.1 million of recoveries came from the hospitality industry where the largest individual recovery was $910,000.
      The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$5,349	42.84%	$6,119	57.88%	$6,281	59.36%	$6,383	60.94%	$5,054	62.67%
Real estate — mortgage	6,361	48.57	2,669	33.38	2,460	34.39	2,285	32.38	1,947	27.81
Real estate — construction	665	7.28	615	7.14	267	4.38	355	4.75	274	7.24
Consumer and other	114	1.31	79	1.60	101	1.87	136	1.93	686	2.28
Unallocated	680	—	1,019	—	1,199	—	870	—	931	—

Total allowance for loan losses	$13,169	100.00%	$10,501	100.00%	$10,308	100.00%	$10,029	100.00%	$8,892	100.00%

Securities
      The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. The Company currently classifies the entire investment portfolio as available-for-sale and carries the securities at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity.
      At December 31, 2005, the fair value of securities was $236.1 million, a decrease of $37.6 million or 13.7% from $273.7 million at December 31, 2004. The decrease in 2005 was primarily a result of de-leveraging the investment portfolio. At December 31, 2004, the fair value of securities was $273.7 million, an increase of $11.5 million or 4.2% from the fair value of securities at December 31, 2003. The increase in 2004 was primarily the result of deposit growth in excess of that required to fund loan growth. At December 31, 2005, investment securities with a fair value of $10.0 million were pledged to secure public deposits, Federal Reserve Advances and for other purposes required or permitted by law.
      Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that any declines in the fair value of individual securities is related to movements in interest rates and that based upon the credit quality of the equity and debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.
      The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown. The Company had no securities classified as trading or held-to-maturity at December 31, 2005, 2004 and 2003.

	As of December 31, 2005				As of December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies	$32	$—	$—	$32	$35	$—	$—	$35
U.S. Government sponsored enterprises	36,869	—	(526)	36,343	4,970	—	(18)	4,952
Obligations of state and political subdivisions	17,162	551	—	17,713	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	162,294	112	(3,974)	158,432	222,977	1,344	(1,179)	223,142
Other debt securities	292	3	—	295	1,979	14	—	1,993
Investment in ARM and CRA funds	19,419	17	(412)	19,024	18,772	89	(205)	18,656
FHLB/ Federal Reserve Bank Stock	3,178	—	—	3,178	5,807	—	—	5,807
Investment in subsidiary trust	1,083	—	—	1,083	—	—	—	—

Total securities	$240,329	$683	$(4,912)	$236,100	$272,645	$2,477	$(1,402)	$273,720

	As of December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available-for-Sale
U.S. Government sponsored enterprises	$4,965	$—	$(12)	$4,953
Obligations of state and political subdivisions	18,925	1,249	—	20,174
Mortgage-backed securities and collateralized mortgage obligations	209,323	1,170	(1,254)	209,239
Other debt securities	1,096	3	(10)	1,089
Investment in an ARM and CRA funds	21,739	73	(203)	21,609
FHLB/ Federal Reserve Bank Stock	5,200	—	—	5,200

Total securities	$261,248	$2,495	$(1,479)	$262,264

      The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields as of December 31, 2005. No tax-equivalent adjustments were made.

	As of December 31, 2005

			After One Year		After Five Years
	Within One		But Within Five		But Within Ten		Non-maturing or
	Year		Years		Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Government agencies	$—	—	$—	—	$32	6.88%	$—	—	$32	6.88%
U.S. Government sponsored enterprises	—	—	36,869	4.36%	—	—	—	—	36,869	4.36
Obligations of state and political subdivisions	1,435	5.09%	560	4.81	7,615	4.86	7,552	4.96%	17,162	4.92
Mortgage-backed securities and collateralized mortgage obligations	—	—	10,625	4.13	38,528	4.25	113,141	3.95	162,294	4.03
Other debt securities	—	—	292	6.88	—	—	—	—	292	6.88
Investment in ARM and CRA funds	—	—	—	—	—	—	19,419	3.56	19,419	3.56
FHLB/ Federal Reserve Bank stock	—	—	—	—	—	—	3,178	3.99	3,178	3.99
Investment in subsidiary trust	—	—	—	—	—	—	1,083	5.76	1,083	5.76

Total securities	$1,435	5.09%	$48,346	4.33%	$46,175	4.35%	$144,373	3.96%	$240,329	4.12%

      The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are insured or guaranteed by the issuing agencies.
      As of December 31, 2005, 2004 and 2003, 69.7%, 73.7%, and 73.7%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2005, approximately $7.0 million or 4.3% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.
      Included in the Company’s mortgage-backed securities at December 31, 2005, 2004 and 2003, were $67.7 million, $97.5 million, and $77.7 million, respectively, in agency-issued collateralized mortgage obligations (CMOs). CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae, Fannie Mae, Freddie Mac carry the protection against loss of the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches enough credit protection to be given investment grade credit ratings by the rating agencies.
      Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in “Junior Subordinated Debentures”.

Deposits
      The Company’s lending and investing activities are funded principally by deposits. At December 31, 2005, 56.1% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 23.6% were interest-bearing savings, NOW, and money market accounts and 20.3% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2005 were $961.8 million compared with $755.1 million at December 31, 2004, an increase of $206.7 million or 27.4%. Organic deposit growth for the year ended December 31, 2005 was $35.1 million, or 4.7%, excluding the impact of the First United acquisition. Total deposits at December 31, 2004 were $755.1 million compared with $724.9 million at December 31, 2003, an increase of $30.1 million or 4.2%.
      Average noninterest-bearing demand deposits for the year ended December 31, 2005 were $176.6 million, an increase of $7.8 million or 4.6%, compared with $168.8 million for the same period in 2004. Organic growth of average noninterest-bearing demand deposits for the year ended December 31, 2005 was $5.3 million or 3.0%, excluding the impact of the First United acquisition. Average noninterest-bearing demand deposits for the year ended December 31, 2004 compared with the same period in 2003 increased $17.5 million or 11.6% from $151.2 million.
      Average interest-bearing deposits for the year ended December 31, 2005 were $636.9 million, an increase of $76.9 million or 13.7%, compared with $560.0 million for the same period in 2004. Organic growth of average interest-bearing demand deposits for the year ended December 31, 2005 was $35.5 million or 6.3%, excluding the impact of the First United acquisition. Average interest-bearing deposits for the year ended December 31, 2004 compared with the same period in 2003 increased $2.6 million or 0.5% from $557.4 million.
      Average total deposits for the year ended December 31, 2005 were $813.5 million, an increase of $84.8 million or 11.6%, compared with $728.7 million for the same period in 2004. Organic growth on average total deposits for the year ended December 31, 2005 was $40.8 million, or 5.6%, excluding the impact of the First United acquisition. Average total deposits for the year ended December 31, 2004 compared with the same period in 2003 increased $20.1 million or 2.8% from $708.6 million.
      The increases in deposits during 2005 and 2004 were the result of continued “relationship banking” initiatives that focused more attention on integrating retail banking with commercial lending through cross-selling efforts to loan customers. In 2005, the acquisition of First United Bank accounted for approximately half of the increase in average total deposits. The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2005, 2004 and 2003 was 21.7%, 23.2%, and 21.3%, respectively. Also in

2005, the Company acquired $5.1 million in brokered deposits to supplement customer deposit growth. There were no brokered deposits at December 31, 2004 or 2003.
      As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts as well as from corporations seeking to place deposits in minority-owned businesses. These time deposits typically renew at maturity and have provided a stable source of funds. The Company believes that based on its historical experience its large time deposits have core-type characteristics. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market.
      The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2005, 2004 and 2003 are presented below:

	Years Ended December 31,

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing deposits:
NOW checking	$85,579	0.81%	$79,327	0.68%	$73,987	0.62%
Savings and money market deposits	122,363	1.33	113,164	0.71	111,867	0.79
Time deposits less than $100,000	198,189	2.82	173,675	1.99	169,314	2.19
Time deposits $100,000 and over	230,720	3.19	193,749	2.41	202,186	2.59

Total interest-bearing deposits	636,851	2.40	559,915	1.69	557,354	1.85
Noninterest-bearing deposits	176,606	—	168,768	—	151,221	—

Total deposits	$813,457	1.88%	$728,683	1.30%	$708,575	1.45%

      The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2005:

December 31, 2005

(Dollars in thousands)
Three months or less	$65,616
Over three through six months	85,195
Over six through 12 months	92,793
Over 12 months	55,638

Total	$299,242

Junior Subordinated Debentures
      In September 2005, the Company formed MetroCorp Statutory Trust I and on October 3, 2005, Trust I issued 35,000 Fixed/ Floating Rate Capital Securities with an aggregate liquidation value of $35.0 million to a third party in a private placement. Concurrent with the issuance of the capital securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $1,083,000. The proceeds of the issuance of the capital securities and trust common securities were invested in $36,083,000 of the Company’s Fixed/ Floating Rate Junior Subordinated Deferrable Interest Debentures. The net proceeds to the Company from the sale of the debentures to the Trust were used to fund the Company’s acquisition of First United.

      The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures. The ability of the Trust to pay amounts due on the on the capital securities and trust common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and trust common securities will also be deferred.
      The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. If the Company redeems any amount of the debentures, the Trust must redeem a like amount of the Trust Preferred Securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities, but only in each case if and to the extent of funds held by the Trust.

Other Borrowings
      The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings include $25.0 million of loans from the Federal Home Loan Bank (“FHLB”) of Dallas, maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB.
      In 2004 and 2003, other borrowings also included FHLB advances obtained to acquire mortgage-related securities. At December 31, 2005 none of these borrowings were outstanding.
      Additionally, the Company had several unused, uncollateralized lines of credit with correspondent banks totaling $5.0 million, $5.0 million and $15.0 million at December 31, 2005, 2004, and 2003, respectively.
      The following table presents, as of and for the periods indicated, the categories of other borrowings by the Company:

	As of and for the
	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Federal funds purchased:
on December 31,	$—	$—	$—
average during the year	11	—	55
maximum month end balance during the year	—	—	—
FHLB notes and advances:
on December 31,	$25,000	$59,900	$53,300
average during the year	42,138	63,288	59,667
maximum month end balance during the year	72,500	74,300	69,300
Interest rate at end of period	4.99%	3.46%	3.15%
Interest rate during period	4.23	2.93	3.06
Federal Reserve TT&L:
on December 31,	$1,054	$949	$873
average during the year	728	734	588
maximum month end balance during the year	1,054	1,057	873

Contractual Obligations
      The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2005:

		After One	After Three
	Within	But Within	But Within	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Certificates of deposit	$444,944	$73,093	$21,253	$—	$539,290
Federal Reserve TT&L	1,054	—	—	—	1,054
FHLB notes	—	25,000	—	—	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, junior subordinated debentures and borrowings	14,751	10,385	5,299	51,897	82,332

Total borrowing obligations	$460,749	$108,478	$26,552	$87,980	$683,759
Operating lease obligations	973	1,808	1,603	1,083	5,467

Total contractual obligations	$461,722	$110,286	$28,155	$89,063	$689,226

Interest Rate Sensitivity and Market Risk
      As a financial institution, the Company’s primary component of market risk is interest rate risk, which is the effect of changes in interest rates on the profitability and capital position of the Company. Although the Company has limited exposure to other market risk factors, including foreign exchange or commodity risk, interest rate risk has the most significant impact on the income potential and the future capital position. Fluctuations in interest rates impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities.
      Management of these risks and the equally critical liquidity management are vital to the long-term health of the organization. The Asset and Liability Committee (“ALCO”) which is composed of senior officers of the Company and an independent director, manages these risk factors in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies in order to manage the exposure to interest rate risk within Board approved tolerance limits while maximizing profitability and capital stability in various interest rate environments. The ALCO meets regularly to review, among other things, the overall asset and liability composition, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, pricing structures, loan and deposit activity and current market conditions on both a local and national level.
      Management uses simulation analysis to model the impact of changes in interest rates on the net interest income and the market value of the assets and liabilities. The model is based on maturity and repricing characteristics of the existing assets and liabilities. The model further incorporates estimated prepayment rates on loans and securities and pricing changes under varying rate scenarios. The results of the model provide estimates of interest rate sensitivity and quantified interest rate risk that the ALCO uses to develop appropriate strategies.

      A basic tool for measuring interest rate sensitivity is “GAP” analysis, or the difference between interest-earning assets and interest-bearing liabilities that mature and reprice during a specific time period. Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. The Company remains in a positive GAP position to take advantage of the current rising interest rate environment, but conversely a market interest rates decrease could result in a decrease in net interest income.
      The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2005:

	Volumes Subject to Repricing

							Greater
	0-30	31-180	181-365	1-3	3-5	5-10	Than
	Days	Days	Days	Years	Years	Years	10 Years	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$18,023	$24,211	$21,397	$97,451	$49,829	$21,832	$3,357	$236,100
Total loans	653,024	14,405	35,083	31,680	18,837	4,736	539	758,304
Federal funds sold and other temporary investments	53,599	—	—	—	—	—	—	53,599

Total interest-bearing assets	724,646	38,616	56,480	129,131	68,666	26,568	3,896	1,048,003

Interest-bearing liabilities:
Demand, money market and savings deposits	227,038	—	—	—	—	—	—	227,038
Time deposits	48,427	236,711	159,960	72,939	21,253	—	—	539,290
Other borrowings	1,054	—	—	25,000	—	—	—	26,054
Junior subordinated debentures	—	—	—	—	—	—	36,083	36,083

Total interest-bearing liabilities	276,519	236,711	159,960	97,939	21,253	—	36,083	828,465

Period GAP	$448,127	$(198,095)	$(103,480)	$31,192	$47,413	$26,568	$(32,187)	$219,538

Cumulative GAP	$448,127	$250,032	$146,552	$177,744	$225,157	$251,725	$219,538

Period GAP to total assets	39.72%	(17.56)%	(9.17)%	2.76%	4.20%	2.35%	(2.85)%
Cumulative GAP to total assets	39.72%	22.16%	12.99%	15.75%	19.96%	22.31%	19.46%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	262.06%	148.72%	121.77%	123.05%	128.42%	131.77%	126.50%
      GAP reflects a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates or the magnitude of the impact of market rate changes on the pricing of individual products. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Fixed rate assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. This inherent weakness has led to the development of more sophisticated modeling techniques to quantify the interest rate risk identified by the GAP analysis.
      Interest rate risk can be quantified by calculating the impact of interest rates under various stable, rising and falling interest rate scenarios on the overall net interest income over a given time frame or on the economic or market value of the equity (EVE). The Company utilizes its simulation model to gauge its interest rate risk exposure using both methodologies. The simulation results are not intended to be a forecast of the actual effects of changes in interest rates, but a standardized method of calculating the inherent risk. The net interest income simulation applies expected rate changes to the repricing of variable rate assets and liabilities and reinvests cash flows from the existing assets and liabilities at market rates to estimate the net interest income for a forward looking one-year period. The interest rate scenarios in the table reflect rate shocks that cause an immediate and permanent parallel shift in the market yield curve by the stated magnitude. It also assumes no changes in the composition of the balance sheet over the measurement period. EVE analysis uses the same simulation data to determine the expected cash flows of the assets and liabilities under the shocked interest rate conditions and discounts the cash flows to determine the net present value of the assets and the net present value of the liabilities. The difference between these present values is the market value of the equity or the EVE.
      Presented below, as of December 31, 2005, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for a parallel shift of 100 to 200 basis points in interest rate:

	Net Interest	Economic Value of
Change in Interest Rates	Income Volatility(1)	Equity (EVE) Volatility(2)

+200 bp	17.44%	(4.89)%
+100 bp	8.74	(2.79)
-100 bp	(7.90)	1.59
-200 bp	(15.84)	(0.23)

(1)	Net interest income volatility is measured as the percentage change in net interest income in the various rate scenarios from the net interest income in a stable interest rate environment.

(2)	EVE volatility is measured as the percentage change in the EVE in the various interest rate scenarios from the EVE in a stable interest rate environment.
      Management believes that the simulation methodology overcomes two shortcomings of the typical maturity GAP methodology. First, because the simulation methods project cash flows under differing interest rate environments, it can incorporate the effect of embedded options on an institution’s interest rate risk exposure. It also assumes the reinvestment of financial instruments and their subsequent behavior after the initial maturity or repricing. Second, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more realistic estimates of cash flows. As with any method of gauging interest rate risk, however, there are certain shortcomings inherent to the simulation methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historical rate patterns which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or repricing will react identically to changes in rates. In reality, the market value of certain types of financial instruments may adjust in anticipation of changes in market rates, while any adjustment in the valuation of other types of financial instruments may lag behind the change in general market rates. Additionally, the simulation methodology does not reflect the full impact of contractual restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from time deposits may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on the ability of adjustable rate loan clients to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.
      The prime rate in effect for December 31, 2005 and 2004 was 7.25% and 5.25% respectively. The Federal Open Markets Committee raised interest rates 25 basis points at each of 13 successive Federal Open Markets Committee meetings in a systematic, measured pace of removing the economic stimulus beginning on June 30, 2004 with the latest increase occurring on December 13, 2005.

Liquidity
      Liquidity involves the Company’s ability to maintain adequate cash levels to fund obligations to depositors, borrowers and other creditors, maintain reserve requirements and otherwise operate the Company, all at a reasonable cost. Stability of the funding base is critical to this goal. Liquidity is actively managed on a daily basis and supervised by the ALCO according to policies adopted by the Board of Directors. The Company also maintains a contingency funding plan to address funding needs in the event of a local or widespread financial crisis. The key to maintaining a strong liquidity program is the growth and maintenance of a diverse base of core deposits with stable, lower-cost balances. By offering the basic services and products demanded by our customer base, the Company is building these relationships reducing the need for volatile, high-cost deposits. Through competitive pricing, the Company has extended the contractual maturities of time deposits to further reduce volatility.
      The Company’s liquidity needs are met primarily from deposits and advances from the FHLB of Dallas, supplemented by cash flows from investment securities and loans, other borrowings and earnings through operating activities. Deposit growth can be realized through the existing branch network or purchased from institutional or wholesale funding sources. Although access to purchased funds from has been utilized on occasion to take advantage of opportunities, the Company does not generally rely on these external funding sources. The main uses of funds are for withdrawal of deposits, loan originations, purchase of investment securities and payment of operating expenses.
      Management believes the Company has sufficient liquidity or ready access to liquidity to fund all realistic obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank Discount Window, the FHLB and another correspondent bank ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by a blanket lien that includes one-to-four-family mortgage loans, multi-family mortgage loans, home-equity, commercial construction real estate and other commercial real estate loans as noted on the Company’s most current Financial Call Report Data filed with the FDIC and is updated quarterly. After the blanket lien collateral is exhausted the Company’s unpledged investment securities held in safekeeping at the FHLB would be also be available to secure additional borrowings. At December 31, 2005, the Company had $217.7 million in unused borrowing capacity under this program.

Off-Balance Sheet Arrangements
      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit which may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. In addition, the Company has a number of operating leases on its leased premises and equipment.
      The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2005 is presented below:

		After One	After Three
	Within	but Within	but Within	After Five
	One Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$76,161	$12,762	$10,226	$53,041	$152,190
Standby letters of credit	4,589	—	—	—	4,589
Commercial letters of credit	6,593	—	—	—	6,593
Operating leases	973	1,808	1,603	1,083	5,467

Total financial instruments with off-balance sheet risk	$88,316	$14,570	$11,829	$54,124	$168,839

      Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit and standby and commercial letters of credit, which may expire unused, the amounts presented above do not necessarily represent amounts the Company will be obligated to fund in the periods presented above.

Capital Resources
      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board, MetroBank is subject to capital adequacy requirements imposed by the OCC and First United is subject to capital adequacy requirements imposed by the FDIC. All the regulators have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
      Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a financial institution’s capital to the risk profile of its assets. The risk-based capital standards require all financial institutions to have “Tier 1 capital” of at least 4.0% and

“total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and unqualifying noncumulative perpetual preferred stock together with related surpluses and retained earnings, qualifying perpetual preferred stock, trust preferred securities, and minority interest in equity amounts of consolidated subsidiaries, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
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
      Shareholders’ equity at December 31, 2005 was $92.2 million, an increase of $6.5 million or 7.6% compared with shareholders’ equity of $85.7 million at December 31, 2004. This increase was primarily the result of net income of $10.8 million, partially offset by unrealized losses in investment in securities available-for-sale of $3.5 million and dividends.

      The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required		To Be Capitalized as Well
	For Capital Adequacy		Capitalized Under Prompt	Actual Ratio At
	Purposes		Corrective Action Provisions	December 31, 2005

The Company
Leverage ratio	4.00	%(1)	N/A %	9.96%
Tier 1 risk-based capital ratio	4.00		N/A	11.18
Total risk-based capital ratio	8.00		N/A	13.73
MetroBank
Leverage ratio	4.00	%(2)	5.00%	9.52%
Tier 1 risk-based capital ratio	4.00		6.00	12.13
Total risk-based capital ratio	8.00		10.00	13.38
First United
Leverage ratio	4.00	%(3)	5.00%	9.02%
Tier 1 risk-based capital ratio	4.00		6.00	12.37
Total risk-based capital ratio	8.00		10.00	13.63

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.

(3)	The FDIC may require First United to maintain a leverage ratio above the required minimum.
     As of December 31, 2005, $23.9 million in trust preferred securities issued by MetroCorp Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $11.1 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The Company has adopted the new quantitative limits for Tier 1 capital calculation.
      MetroCorp Statutory Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recog-

nized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The Company adopted this Standard on January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company has not completed the calculation of stock-based compensation expense for the year ended December 31, 2006.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.
      In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP The adoption of FSP FAS 115-1 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

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
      Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 68 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)
      The following table represents summarized data for each of the quarters in fiscal 2005 and 2004 (in thousands, except per share data):

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$18,630	$14,352	$13,310	$12,764	$12,429	$11,549	$10,689	$10,637
Interest expense	6,395	4,215	3,594	3,334	3,202	2,930	2,584	2,633

Net interest income	12,235	10,137	9,716	9,430	9,227	8,619	8,105	8,004
Provision for loan losses	540	468	455	473	527	261	9	546

Net interest income after provision for loan losses	11,695	9,669	9,261	8,957	8,700	8,358	8,096	7,458
Noninterest income	1,958	2,087	2,014	2,050	1,919	1,839	2,445	2,048
Noninterest expense	9,255	7,648	7,272	7,677	7,156	7,831	6,899	6,352

Income before income taxes	4,398	4,108	4,003	3,330	3,463	2,366	3,642	3,154
Provision for income taxes	1,484	1,272	1,233	1,070	1,143	762	1,135	991

Net income	$2,914	$2,836	$2,770	$2,260	$2,320	$1,604	$2,507	$2,163

Earnings per share:
Basic	$0.40	$0.39	$0.38	$0.31	$0.32	$0.22	$0.35	$0.30
Diluted	$0.40	$0.39	$0.38	$0.31	$0.32	$0.22	$0.35	$0.30
Weighted average shares outstanding:
Basic	7,223	7,209	7,205	7,194	7,186	7,180	7,175	7,161
Diluted	7,366	7,312	7,271	7,292	7,267	7,209	7,224	7,219
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      There were no changes in or disagreements with accountants on accounting principals or practices or financial disclosure.

Item 9A.	Controls and Procedures
      Restatement of Financial Statements. As discussed in Item 7 and Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company has restated its consolidated statements of cash flows for the years ended December 31, 2004 and 2003, the three months ended March 31, 2005, the six months ended June 30, 2005, and the nine months ended September 30, 2005.
      The restatement corrects the classification of cash receipts from sales and repayments of loans held-for-sale on the consolidated statements of cash flows. The Company previously reported the cash receipts from sales and repayments of loans held-for-sale that were originally acquired for investment as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should be classified as investing cash flows in the consolidated statements of cash flows. The restatement does not impact the total increase or decrease in cash and cash equivalents. Further, the restatement has no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity.
      Evaluation of Disclosure Controls and Procedures. The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation and the restatement of the Company’s consolidated financial statements described above that management determined was a result of the material weakness described below in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As of December 31, 2005, management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2005. The Company did not maintain effective controls over the classification and presentation of cash receipts from sales and repayments of loans held-for-sale in the consolidated statements of cash flows. Specifically, the

Company recorded the cash receipts from sales and repayments of loans held-for-sale that were originally acquired to be held for investment as operating activities instead of investing activities as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003, the interim consolidated financial statements for the three months ended March 31, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2005, as well as an audit adjustment to the Company’s consolidated financial statements for the year ended December 31, 2005. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
      Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the “Internal Control — Integrated Framework” issued by the COSO.
      Management has excluded First United from its assessment of internal control over financial reporting as of December 31, 2005, because it was acquired by the Company in a purchase business combination during 2005. First United is a wholly-owned subsidiary of the Company whose total assets and total revenue represent approximately 19% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Material Weakness
      In order to address the above material weakness in the Company’s internal control over financial reporting, during the first quarter of 2006, management implemented controls to aid in correctly classifying amounts related to cash receipts from sales and repayments of loans held-for-sale reflected in the consolidated statements of cash flows, including a more detailed cash flow statement preparation checklist. The Company will continue to monitor, evaluate and test the operating effectiveness of these controls.
      Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Company
      The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Committees of the Board — Audit Committee” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after

December 31, 2005 pursuant to Regulation 14A under the Exchange Act (the “2006 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation
      The information under the caption “Executive Compensation and Other Matters” and “Corporate Governance-Director Compensation” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.
Securities Authorized for Issuance Under Equity Compensation Plans
      The Company currently has stock options outstanding pursuant to a stock option plan which was approved by the Company’s shareholders. The following table provides information as of December 31, 2005 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon		for Future Issuance
	Exercise of		Under Equity
	Outstanding	Weighted Average	Compensation Plans
	Options, Warrants	Exercise Price of	(excluding securities
Plan category	and Rights	Outstanding Options	reflected in column (a))

Equity compensation plans approved by security holders	449,150	$18.18	213,140
Equity compensation plans not approved by security holders	—	—	—

Total	449,150	$18.18	213,140

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Interests of Management and Others in Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services
      The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Financial Statement Schedules
      Reference is made to the Consolidated Financial Statements, the report thereon, the notes thereto commencing at page 68 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
      All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit
Number(1)		Description

2.1		Agreement and Plan of Reorganization, dated as of June 7, 2005, by and between MetroCorp Bancshares, Inc. and First United Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2005).
3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4		Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1		Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).
10.2		MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10	.3†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.4		First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.5†	Employment Agreement between MetroCorp Bancshares, Inc. and George M. Lee
10	.6†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006).
21	.1*	Subsidiaries of MetroCorp Bancshares, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, on March 14, 2006.

Metrocorp Bancshares, Inc.

By:	/s/ George M. Lee

George M. Lee
Chief Executive Officer
(principal executive officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities on March 14, 2006.

Signature	Title

/s/ Don J. Wang Don J. Wang	Chairman of the Board

/s/ George M. Lee George M. Lee	Chief Executive Officer (principal executive officer)

/s/ David Tai David Tai	Director

/s/ David C. Choi David C. Choi	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Tiong L. Ang Tiong L. Ang	Director

/s/ Helen F. Chen Helen F. Chen	Director

/s/ Tommy F. Chen Tommy F. Chen	Director

/s/ May P. Chu May P. Chu	Director

/s/ Shirley L. Clayton Shirley L. Clayton	Director

/s/ John Lee John Lee	Director

/s/ Edward A. Monto Edward A. Monto	Director

/s/ John E. Peterson Jr. John E. Peterson, Jr.	Director

/s/ Charles L. Roff Charles L. Roff	Director

/s/ Joe Ting Joe Ting	Director

/s/ Daniel B. Wright Daniel B. Wright	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:
      We have completed an integrated audit of MetroCorp Bancshares, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, with respect to the classification and presentation of cash receipts from sales and repayments of loans held-for-sale in the consolidated statement of cash flows, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the classification and presentation of cash receipts from sales and repayments of loans held-for-sale in the consolidated statements of cash flows. Specifically, the Company recorded the cash receipts from the sale and repayment of loans acquired to be held for investment as operating activities instead of investing activities as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the first, second and third quarter 2005 consolidated financial statements, as well as an audit adjustment to the Company’s annual 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of operating and investing cash flows that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded First United Bank from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination in October 2005. We have also excluded First United Bank from our audit of internal control over financial reporting. First United Bank is a wholly-owned subsidiary whose total assets and total revenues represent approximately 19% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

      In our opinion, management’s assessment that MetroCorp Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MetroCorp Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 14, 2006

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2005	2004

ASSETS
Cash and due from banks	$28,213	$26,285
Federal funds sold and other short-term investments	53,599	5,788

Total cash and cash equivalents	81,812	32,073
Securities available-for-sale, at fair value	236,100	273,720
Loans, net of allowance for loan losses of $13,169 and $10,501, respectively	758,304	582,136
Loans, held-for-sale	—	1,899
Accrued interest receivable	4,835	3,308
Premises and equipment, net	6,196	6,512
Goodwill	21,607	—
Core deposit intangibles	1,428	—
Deferred tax asset	8,531	5,201
Customers’ liability on acceptances	3,148	6,669
Foreclosed assets, net	3,866	1,566
Other assets	2,377	1,228

Total assets	$1,128,204	$914,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$195,422	$163,191
Interest-bearing	766,328	591,862

Total deposits	961,750	755,053
Junior subordinated debentures	36,083	—
Other borrowings	26,054	60,849
Accrued interest payable	1,126	649
Acceptances outstanding	3,148	6,669
Other liabilities	7,815	5,369

Total liabilities	1,035,976	828,589

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,329,977 shares and 7,312,627 shares issued and 7,232,239 shares and 7,187,446 shares outstanding at December 31, 2005 and 2004, respectively	7,330	7,313
Additional paid-in-capital	28,576	27,859
Retained earnings	60,023	50,976
Accumulated other comprehensive income (loss)	(2,783)	710
Treasury stock, at cost	(918)	(1,135)

Total shareholders’ equity	92,228	85,723

Total liabilities and shareholders’ equity	$1,128,204	$914,312

      The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Interest income:
Loans	$47,799	$34,711	$34,691
Securities:
Taxable	9,519	9,582	7,458
Tax-exempt	853	917	997
Federal funds sold and other short-term investments	885	94	141

Total interest income	59,056	45,304	43,287

Interest expense:
Time deposits	12,948	8,133	8,942
Demand and savings deposits	2,316	1,338	1,345
Junior subordinated debentures	514	—	—
Other borrowings	1,760	1,878	1,847

Total interest expense	17,538	11,349	12,134

Net interest income	41,518	33,955	31,153
Provision for loan losses	1,936	1,343	5,671

Net interest income after provision for loan losses	39,582	32,612	25,482

Noninterest income:
Service fees	6,593	6,701	6,544
Loan-related fees	1,179	977	1,525
Gain (loss) on sale of securities, net	—	(97)	165
Gain on sale of loans	48	605	600
Other noninterest income	289	65	93

Total noninterest income	8,109	8,251	8,927

Noninterest expense:
Salaries and employee benefits	17,555	16,104	14,109
Lower of cost or market adjustment on loans held-for-sale	—	—	2,149
Occupancy and equipment	5,663	5,723	5,361
Foreclosed assets, net	312	(728)	248
Other noninterest expense	8,322	7,139	6,697

Total noninterest expense	31,852	28,238	28,564

Income before provision for income taxes	15,839	12,625	5,845
Provision for income taxes	5,059	4,031	1,735

Net income	$10,780	$8,594	$4,110

Earnings per common share:
Basic	$1.50	$1.20	$0.58
Diluted	$1.48	$1.19	$0.57
Weighted average shares outstanding:
Basic	7,208	7,175	7,089
Diluted	7,306	7,230	7,213
Dividends per common share	$0.24	$0.24	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2005	2004	2003

Net income	$10,780	$8,594	$4,110
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investment securities, net of tax:
Unrealized holding losses arising during the period	(3,493)	(24)	(1,576)
Less: reclassification adjustment for (losses) gains included in net income	—	(63)	107

Other comprehensive income (loss)	(3,493)	39	(1,683)

Total comprehensive income	$7,287	$8,633	$2,427

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury
			Paid-In	Retained	Comprehensive	Stock At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total

Balance at December 31, 2002	7,032	$7,196	$26,344	$41,699	$2,354	$(1,369)	$76,224
Issuance of common stock	111	111	1,075	—	—	—	1,186
Re-issuance of treasury stock	32	—	146	—	—	251	397
Repurchase of common stock	(18)	—	—	—	—	(212)	(212)
Tax benefit from stock options exercised	—	—	55	—	—	—	55
Net income	—	—	—	4,110	—	—	4,110
Other comprehensive loss	—	—	—	—	(1,683)	—	(1,683)
Dividends ($0.24 per share)	—	—	—	(1,704)	—	—	(1,704)

Balance at December 31, 2003	7,157	7,307	27,620	44,105	671	(1,330)	78,373

Issuance of common stock	6	6	44	—	—	—	50
Re-issuance of treasury stock	25	—	195	—	—	195	390
Net income	—	—	—	8,594	—	—	8,594
Other comprehensive income	—	—	—	—	39	—	39
Dividends ($0.24 per share)	—	—	—	(1,723)	—	—	(1,723)

Balance at December 31, 2004	7,188	7,313	27,859	50,976	710	(1,135)	85,723

Issuance of common stock	17	17	203	—	—	—	220
Re-issuance of treasury stock	27	—	369	—	—	217	586
Stock-based compensation	—	—	145	—	—	—	145
Net income	—	—	—	10,780	—	—	10,780
Other comprehensive income	—	—	—	—	(3,493)	—	(3,493)
Dividends ($0.24 per share)	—	—	—	(1,733)	—	—	(1,733)

Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

		(Restated —	(Restated —
		Note 2)	Note 2)
Cash flows from operating activities:
Net income	$10,780	$8,594	$4,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,360	1,345	1,337
Provision for loan losses	1,936	1,343	5,671
Lower of cost or market adjustment on loans held-for-sale	—	—	2,149
(Gain) loss on securities sales, net	—	97	(165)
(Gain) loss on sale of foreclosed assets	316	(1,108)	(283)
(Gain) loss on sale of premises and equipment	100	(5)	—
Gain on sale of loans, net	(48)	(605)	(600)
Amortization of premiums and discounts on securities	228	547	2,251
Amortization of deferred loan fees and discounts	(1,870)	(1,463)	(1,086)
Amortization of core deposit intangibles	132	—	—
Stock-based compensation	145	—	—
Deferred income taxes	(412)	(115)	(208)
Changes in; net of acquisition:
Accrued interest receivable	(984)	144	(61)
Other assets	229	(260)	(614)
Accrued interest payable	279	82	(150)
Other liabilities	(2,276)	(383)	1,888

Net cash provided by operating activities	9,915	8,213	14,239

Cash flows from investing activities:
Purchases of securities available-for-sale	(27,159)	(100,998)	(182,039)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	65,829	88,957	179,591
Net change in loans	(44,482)	(38,263)	(36,925)
Proceeds from sale of foreclosed assets	2,450	3,908	3,391
Proceeds from sale of premises and equipment	27	5	—
Purchases of premises and equipment	(990)	(2,183)	(1,170)
Investment in subsidiary trust	(1,083)	—	—
Purchase of First United Bank, net of cash acquired of $35,877	1,851	—	—

Net cash used in investing activities	(3,557)	(48,574)	(37,152)

Cash flows from financing activities:
Net change in:
Deposits	45,014	30,112	33,580
Other borrowings	(36,795)	6,676	(11,601)
Proceeds from issuance of junior subordinated debentures	36,083	—	—
Proceeds from issuance of common stock	220	50	1,186
Re-issuance of treasury stock	586	390	397
Repurchase of common stock	—	—	(212)
Dividends paid	(1,727)	(1,721)	(1,696)

Net cash provided by financing activities	43,381	35,507	21,654

Net increase (decrease) in cash and cash equivalents	49,739	(4,854)	(1,259)
Cash and cash equivalents at beginning of period	32,073	36,927	38,186

Cash and cash equivalents at end of period	$81,812	$32,073	$36,927

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business
      MetroCorp Bancshares, Inc. (the “Parent”) is a Texas Corporation headquartered in Houston, Texas, which is engaged in commercial banking activities through its wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and First United Bank (“First United”), in Texas and California, respectively (collectively, the “Banks”).

Basis of Financial Statement Presentation
      The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the “Company”). The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.
      The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities, (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, MetroCorp Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.

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

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments with original maturities of less than three months.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities
      All investment securities are classified as available-for-sale and are reported at estimated fair value. The Company does not have trading or held-to-maturity securities. Unrealized net gains and temporary losses are excluded from income and reported, net of the associated deferred income tax effect, as a separate component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses from sales of securities available-for-sale are recorded in earnings using the specific identification method. Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. However, management believes that based upon the credit quality of the equity and debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.

Loans, Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
      Loans are reported at the principal amount outstanding, reduced by unearned discounts, net deferred loan fees, and an allowance for loan losses. Unearned income on installment loans is recognized using the effective interest method over the term of the loan. Interest on other loans is calculated using the simple interest method on the daily principal amount outstanding.
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
      A loan, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.
      Loans held-for-sale are carried at the lower of aggregate cost or market value. Decreases in market value are reflected in the consolidated statement of income under noninterest expense as “Lower of Cost or Market Adjustment.” Gains and losses are recorded in noninterest income, based on the difference between sales proceeds and carrying value.
      The allowance for loan losses related to impaired loans is determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.
      The Company maintains a reserve for unfunded lending commitments to provide for the risk of loss inherent in its unfunded lending related commitments. In 2005, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The effect of the reclassification was immaterial and had no effect on net income, shareholders’

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity or cash flows. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed below.
      The allowance for credit losses consists of allowance for loan losses and the reserve for unfunded lending commitments which provide for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk grading of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. In addition, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the amount of potential charge-offs for the period, the amount of nonperforming loans and related collateral security are considered in determining the allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. Charge-offs occur when loans are deemed to be uncollectible in whole or in part. Estimates of loan losses involve an exercise of judgment. While it is possible that in the short-term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses and reserve for unfunded lending commitments reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

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

Goodwill and Core Deposit Intangibles
      Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through a merger transaction. Goodwill is not amortized, but instead will be tested for impairment at least annually using both a discounted cash flow analysis and a review of the valuation of recent bank acquisitions. The discounted cash flow analysis utilizes a risk-free interest rate, estimates of future cash flow and probabilities as to the occurrence of the future cash flows. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, an impairment test will be performed periodically on these amortizing intangible assets.

Foreclosed Assets
      Foreclosed assets consist of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated costs to sell. On an ongoing basis, they are carried at the lower of cost or fair value minus estimated costs to sell based on appraised value. Operating expenses, net of related revenue and gain and losses on sale of such assets, are reported in noninterest income.

Other Borrowings
      Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less and Federal Home Loan Bank (FHLB) borrowings.

Junior Subordinated Debentures
      The Company has established a statutory business trust that is a wholly-owned subsidiary of the Company. The Trust issued fixed/floating rate capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of the beneficial interests represented by the common securities of the Trust. The Trust used the proceeds from the issuance of the capital securities and the common securities to purchase the Company’s junior subordinated debentures. The purpose of forming the Trust to issue the capital securities was to provide the Company with a cost-effective means of funding the First United acquisition. Junior subordinated debentures represent liabilities of the Company to the Trust.

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

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net income:
As reported	$10,780	$8,594	$4,110
Pro forma	$10,538	$8,423	$4,000
Stock-based compensation cost, net of income taxes:
As reported	$145	$—	$—
Pro forma	$387	$171	$110
Basic earnings per common share:
As reported	$1.50	$1.20	$0.58
Pro forma	$1.46	$1.17	$0.56
Diluted earnings per common share:
As reported	$1.48	$1.19	$0.57
Pro forma	$1.44	$1.16	$0.55
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
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.
      The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed above. The Company has not completed the calculation of stock-based compensation expense for the year ended December 31, 2006.

Off-Balance Sheet Instruments
      The Company has entered into off-balance sheet financial instruments consisting of unfunded commitments including unfunded lines of credit, commercial letters of credit, standby letters of credit and operating leases. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.
      In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

Reclassifications
      Certain amounts have been reclassified to conform to the 2005 presentation, with no impact on net income or shareholders’ equity.

2.	Restatement of Previously Issued Financial Statements
      The Company restated its historical financial statements for the years ended December 31, 2003 and 2004 to correct the classification of cash receipts from sales and repayments of loans held-for-sale on the consolidated statements of cash flows. The Company previously reported the cash receipts from sales and repayments of loans held-for-sale that were originally acquired for investment as operating cash flows in the consolidated statements of cash flows. Because these loans were acquired by the Company for investment, cash receipts from sales and repayments of these loans should be classified as investing cash flows in the consolidated statements of cash flows.
      The restatement does not impact the total increase or decrease in cash and cash equivalents. Further, the restatement has no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity. The effect of the restatement on the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2003 and 2004 is as follows:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
Net cash provided by operating activities
As previously reported	$12,692	$8,348
As restated	8,213	14,239
Net cash used by investing activities
As previously reported	$(53,053)	$(31,261)
As restated	(48,574)	(37,152)

3.	Acquisition of First United Bank
      On October 5, 2005, the Company acquired First United Bank and operates the bank under the same name in California as a separate subsidiary. The addition of First United’s branches extends the Company’s presence to San Diego and Los Angeles. The purchase price was primarily funded through the issuance of junior subordinated debentures on October 3, 2005.
      The acquisition was accounted for as a purchase transaction. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is not expected to be deductible for tax purposes.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill will be evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$35,877
Securities	5,474
Loans, net of allowance for loan losses of $2,307	134,871
Goodwill	21,607
Core deposit intangibles	1,560
Other assets	3,820
Deposits	(161,683)
Borrowings	(2,000)
Deferred tax liabilities	(586)
Other liabilities	(4,914)

Total	$34,026

      Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry and First United’s historical data. As a result, CDI is amortized over time under an accelerated method. The First United CDI is being amortized over a weighted average period of 8.86 years with no residual value.
      The following is the pro forma results (unaudited) of the combined Company, assuming the acquisition of First United was completed on January 1 of the indicated period:

	2005	2004

	(In thousands, except
	per share amounts)
Net interest income	$45,231	$37,614
Income before income taxes	16,540	12,608
Net income	11,034	8,436
Earnings per common share, basic	$1.53	$1.18
Earnings per common share, diluted	1.51	1.17
      These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

4.	Cash and Cash Equivalents
      The Company is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2005, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

5.	Securities
      In the normal course of business, the Company invests in securities issued by the Federal government, government sponsored enterprises, and political subdivisions, which inherently carry interest rate risks based upon overall economic trends and related market yield fluctuations. Securities within the available-for-sale portfolio may be used as part of the Company’s asset/

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. At December 31, 2005 and 2004, the amortized cost and fair value of securities classified as available-for-sale was as follows (in thousands):

	As of December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Government agencies	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,869	—	(526)	36,343
Obligations of state and political subdivisions	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	162,294	112	(3,974)	158,432
Other debt securities	292	3	—	295
Investment in ARM and CRA funds	19,419	17	(412)	19,024
FHLB and Federal Reserve Bank stock(1)(2)	3,178	—	—	3,178
Investment in subsidiary trust	1,083	—	—	1,083

Total securities	$240,329	$683	$(4,912)	$236,100

	As of December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Government agencies	$35	$—	$—	$35
U.S. Government sponsored enterprises	4,970	—	(18)	4,952
Obligations of state and political subdivisions	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	222,977	1,344	(1,179)	223,142
Other debt securities	1,979	14	—	1,993
Investment in ARM and CRA funds	18,772	89	(205)	18,656
FHLB and Federal Reserve Bank stock(1)(2)	5,807	—	—	5,807

Total securities	$272,645	$2,477	$(1,402)	$273,720

(1)	FHLB stock held by MetroBank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years Ended December 31,

	2005	2004	2003

Amortized cost	$—	$8,107	$19,818
Proceeds	—	8,010	19,983
Gross realized gains	—	7	165
Gross realized losses	—	104	—
      Investments carried at approximately $1.8 million and $2.1 million at December 31, 2005 and 2004, respectively, were pledged to collateralize public deposits and short-term borrowings. There were no investments pledged as collateral for FHLB advances at December 31, 2005 and 2004. There are no securities pledged as collateral for these FHLB advances because on July 1, 2004, the calculation for eligible collateral under the blanket lien agreement with the FHLB was modified. Under the previous arrangement, commercial real estate loans were limited to 30% of MetroBank’s tier 1 capital. Under the new arrangement, the commercial real estate loans limit has been increased to 300% of tier 1 capital, eliminating the necessity to use securities as collateral at the December 31, 2005 level of borrowing.
      At December 31, 2005, future contractual maturities of debt securities were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Within one year	$1,435	$1,437
Within two to five years	37,429	36,904
Within six to ten years	7,647	7,874
After ten years	7,552	7,873
Mortgage-backed securities and collateralized mortgage obligations	162,586	158,727

Total debt securities	$216,649	$212,815

      The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables display the gross unrealized losses and fair value of investments as of December 31, 2005 and 2004 that were in a continuous unrealized loss position for the periods indicated (in thousands):

	As of December 31, 2005

	Less Than		Greater Than
	12 Months		12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored enterprises	$31,500	$(394)	$4,843	$(132)	$36,343	$(526)
Mortgaged-backed securities and collateralized mortgage obligations	102,859	(2,169)	50,108	(1,805)	152,967	(3,974)
Investment in ARM and CRA funds	—	—	14,717	(412)	14,717	(412)

Total securities	$134,359	$(2,563)	$69,668	$(2,349)	$204,027	$(4,912)

	As of December 31, 2004

	Less Than		Greater Than
	12 Months		12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored enterprises	$4,952	$(18)	$—	$—	$4,952	$(18)
Mortgaged-backed securities and collateralized mortgage obligations	79,240	(487)	33,861	(692)	113,101	(1,179)
Investment in ARM and CRA funds	—	—	14,453	(205)	14,453	(205)

Total securities	$84,192	$(505)	$48,314	$(897)	$132,506	$(1,402)

      The Company does not own any securities of any one issuer (other than U.S. Government, its agencies and U.S. Government sponsored enterprises) of which aggregate adjusted cost exceeded 10% of consolidated shareholders’ equity at December 31, 2005 or 2004.
      Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend the security’s maturity. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Company’s overall portfolio and asset/ liability management strategies.
      Substantially all the unrealized losses at December 31, 2005 resulted from increases in market interest rates over the yields available at the time the underlying securities were pur-

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
chased. Management identified no impairment related to credit quality. At December 31, 2005, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses on securities were recognized in any of the three years ended December 31, 2005.

6.	Loans and Allowance for Loan Losses
      In 2003, the Company transferred the status of approximately $18.3 million in hospitality, restaurant, and office building related loans to held-for-sale. While the Company had not historically made such transfers, the high concentration of these loans was deemed excessive and in management’s judgment it was necessary to reduce the Company’s exposure. At December 31, 2004, one restaurant loan of $1.9 million remained in loans held-for-sale. In 2005, the restaurant loan was transferred back to held-for-investment status after the loan concentration level had reduced to satisfactory level. At December 31, 2005, the Company had no loans held-for-sale. The Company may consider future transfers in loan categories with excessive concentrations that may expose the Company to potential losses.
      The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. In 2005, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation.
      The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,

	2005	2004

Commercial and industrial	$331,869	$345,570
Real estate-mortgage	376,247	199,320
Real estate-construction	56,410	42,629
Consumer and other	10,172	9,556

Gross loans	774,698	597,075
Unearned discounts and interest	(204)	(320)
Deferred loan fees	(3,021)	(2,219)

Total loans	771,473	594,536
Allowance for loan losses	(13,169)	(10,501)

Loans, net(1)	$758,304	$584,035

Variable rate loans	$641,224	$530,424
Fixed rate loans	133,474	66,651

Gross loans	$774,698	$597,075

(1)	Includes $1.9 million in commercial loans held-for-sale as of December 31, 2004.
      Although the Company’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2005 and 2004, the Company’s loan portfolio consisted of concentrations in the

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
following industries. The following amounts represent loan concentrations greater than 25% of capital (in thousands):

	As of December 31,

	2005	2004

Convenience stores/gasoline stations	$36,135	$42,404
Hotels/motels	82,420	55,974
Nonresidential building for rent/lease	254,954	179,052
Restaurants	56,506	48,370
Wholesale trade	59,394	60,782
All other	285,289	210,493

Gross loans	$774,698	$597,075

      Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,

	2005	2004	2003

Balance at beginning of year	$10,501	$10,308	$10,029
Provision for loan losses	1,936	1,343	5,671
Allowance acquired through acquisition	2,307	—	—
Charge-offs	(2,425)	(2,835)	(6,121)
Recoveries	850	1,685	729

Balance at end of year	$13,169	$10,501	$10,308

      Loans for which the accrual of interest has been discontinued totaled approximately $15.6 million and $16.5 million at December 31, 2005 and 2004, respectively. Had these loans remained on an accrual basis, interest in the amount of approximately $1.7 million and $1.8 million would have been accrued on these loans during the years ended December 31, 2005 and 2004, respectively.
      Included in other assets on the balance sheet at December 31, 2005 and 2004 is $51,000 and $10,000, respectively, due from the SBA, the Export Import Bank of the United States (“Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan. These amounts represent the guaranteed portions of loans previously charged-off.
      The recorded investment in loans for which impairment has been recognized and the related specific allowance for loan losses on such loans at December 31, 2005 and 2004, is presented below (in thousands):

	As of December 31,

	2005	2004

Impaired loans with no SFAS No. 114 valuation reserve	$11,865	$15,339
Impaired loans with SFAS No. 114 valuation reserve	6,468	3,967

Total recorded investment in impaired loans	$18,333	$19,306

Valuation allowance related to impaired loans	$1,783	$1,751
      The average recorded investment in impaired loans was approximately $20.6 million and $20.8 million for the years ended December 31, 2005 and 2004, respectively. Interest income

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $205,000 and $172,000 was recognized on impaired loans for the year ended December 31, 2005 and 2004, respectively.
      Loans with a carrying value of approximately $217.7 million and $196.5 million at December 31, 2005 and 2004, respectively, were available as collateral under a blanket loan agreement with the Federal Home Loan Bank of Dallas.

7.	Premises and Equipment
      Premises and equipment are summarized as follows (in thousands):

		As of December 31,
	Estimated useful
	lives (in years)	2005	2004

Furniture, fixtures and equipment	3-10	$14,264	$13,233
Building and improvements	3-20	4,800	4,769
Land	—	1,679	1,679
Leasehold improvements	5	3,372	3,232

		24,115	22,913
Accumulated depreciation		(17,919)	(16,401)

Premises and equipment, net		$6,196	$6,512

8.	Goodwill and Core Deposit Intangibles
      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the year ended December 31, 2005 were as follows (in thousands):

	For the Year ended
	December 31, 2005

		Core Deposit
	Goodwill	Intangibles

Balance, beginning of year	$—	$—
Acquisition of First United	21,607	1,560
Amortization	—	(132)

Balance, end of year	$21,607	$1,428

9.	Interest-Bearing Deposits
      The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,

	2005	2004

Interest-bearing demand deposits	$87,784	$91,188
Savings and money market accounts	139,254	117,248
Time deposits less than $100,000	240,048	178,553
Time deposits $100,000 and over	299,242	204,873

Interest-bearing deposits	$766,328	$591,862

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the scheduled maturities of time deposits were as follows (in thousands):

2006	$444,944
2007	46,782
2008	26,311
2009	7,581
2010	13,672

$539,290

      The Company had $5.1 million of brokered deposits as of December 31, 2005 and none as of December 31, 2004. There were no major deposit concentrations as of December 31, 2005 or 2004.

10.	Junior Subordinated Debentures
      In September 2005, the Company formed MCBI Statutory Trust I, a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Company’s consolidated financial statements. See “Note 1 — Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy.
      On October 3, 2005, the Trust issued 35,000 Fixed/ Floating Rate Capital Securities with an aggregate liquidation value of $35.0 million to a third party in a private placement. Concurrent with the issuance of the capital securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $1,083,000. The proceeds of the issuance of the capital securities and trust common securities were invested in $36,083,000 of the Company’s Fixed/ Floating Rate Junior Subordinated Deferrable Interest Debentures. The net proceeds to the Company from the sale of the debentures to the Trust were used to fund the Company’s acquisition of First United.
      The proceeds from the sale of debentures represent liabilities of the Company to the Trust and are reported in the consolidated balance sheet as junior subordinated debentures. Interest payments on these debentures are deductible for tax purposes. The trust preferred securities are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the trust preferred securities can qualify up to 25% of the total Tier I capital of the Company.
      The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures, and will be paid on the 15th day of December, March, June and September. The ability of the Trust to pay amounts due on the capital securities and trust common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and trust common securities will also be deferred.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. If the Company redeems any amount of the debentures, the Trust must redeem a like amount of the capital securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities, but only in each case if and to the extent of funds held by the Trust.

11.	Other Borrowings
      Other borrowings are as follows (in thousands):

	As of December 31,

	2005	2004

FHLB loans	$25,000	$25,000
FHLB advances	—	34,900
TT&L payments	1,054	949

	$26,054	$60,849

      The loans from the FHLB of Dallas mature in September 2008 and bear interest at an average rate of 4.99% per annum. In 2004, certain FHLB advances were obtained to acquire mortgage-related securities in order to increase earning assets. These advances were repaid in 2005. At December 31, 2004, these borrowings had original maturities ranging from one month to three months and carried a weighted average interest rate of 2.36%. FHLB loans and FHLB advances were collateralized by loans with a carrying value of approximately $217.7 million at December 31, 2005.
      The following is a schedule by year of principal payments required on the Company’s FHLB borrowings (in thousands):

Year	Amount

2006	$—
2007	—
2008	25,000
2009	—
2010	—
After 2010	—

$25,000

      Other short-term borrowings at December 31, 2005 and 2004 consist of $1.1 million and $949,000, respectively, in Treasury, Tax and Loan (“TT&L”) payments in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury.
      The Company has unused, unsecured lines of credit with correspondent banks of $5.0 million at both December 31, 2005 and 2004.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes
      Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,

	2005	2004

Deferred tax assets:
Allowance for loan losses	$4,791	$3,693
Deferred loan fees	851	754
Premises and equipment	1,223	915
Interest on nonaccrual loans	716	661
Unrealized losses on investment securities available-for-sale	1,446	—
Net operating loss carryforward	476	—

Gross deferred tax assets	9,503	6,023

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale, net	—	365
Core deposit intangibles	556	—
FHLB stock dividends	250	432
Other	166	25

Gross deferred tax liabilities	972	822

Net deferred tax asset	$8,531	$5,201

      The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2005 and 2004 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.
      Components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current provision for federal income taxes	$5,471	$4,146	$1,943
Deferred federal income tax provision (benefit)	(412)	(115)	(208)

Total provision for income taxes	$5,059	$4,031	$1,735

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the provision for income taxes computed at statutory rates compared with the actual provision for income taxes is as follows (in thousands):

	Years Ended December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax expense at statutory rate	$5,544	35%	$4,293	34%	$1,987	34%
Tax-exempt interest income	(274)	(2)	(312)	(2)	(315)	(6)
State income tax	130	1	—	—	—	—
Other, net	(341)	(2)	50	—	63	1

Provision for income taxes	$5,059	32%	$4,031	32%	$1,735	29%

      The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years Ended December 31,

	2005	2004	2003

Unrealized gains (losses) arising during the period	$(1,799)	$(15)	$(775)
Less: Reclassification adjustment for gains (losses) realized in net income	—	(34)	58

Other comprehensive income	$(1,799)	$19	$(833)

13.	401(k) Profit Sharing Plan
      MetroBank has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all of its employees (the “MetroBank Plan”). The MetroBank Plan provides for pretax employee contributions of up to 100% of annual compensation with annual dollar limit of $14,000, $13,000 and $12,000 for the years ended December 31, 2005, 2004 and 2003, respectively. MetroBank matches each participant’s contributions to the Plan up to 4% of such participant’s salary. MetroBank made contributions, before expenses, to the MetroBank Plan of approximately $443,200, $391,000, and $389,000 during the years ended December 31, 2005, 2004, and 2003, respectively.
      First United has also established a 401(k) plan (the “First United Plan”) that covers substantially all of its employees. The First United Plan provides for pretax employee contributions of up to 15% of annual compensation, and First United matches 50% of each participant’s contributions to the First United Plan up to 6% of such participant’s annual compensation. First United made contributions, before expenses, to the First United Plan of approximately $6,500 during the year ended December 31, 2005.

14.	Shareholders’ Equity
      The Company declared and paid dividends of $0.24 per share to the shareholders of record during the year ended December 31, 2005 which included a dividend declared of $0.06 per share to shareholders of record as of December 31, 2005, which was paid on January 16, 2006. The Company also paid dividends of $0.24 per share in 2004 and 2003.
      The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements,

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.
      The Company’s 1998 Employee Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan is implemented through ten annual offerings. Each year the Board of Directors determines the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. In 2005, the Compensation Committee recommended, and the Board of Directors approved, changes to the Purchase Plan to (1) include employees of all of the Company’s subsidiaries, rather than employees of MetroBank only, (2) reduce the total value of shares of Common Stock an employee is allowed to purchase in any calendar year from $25,000 to $10,000, (3) allow the Board flexibility in determining the date of each offering, and (4) increase the discount on the price per share from 10% to 15%.
      The offering price per share will be an amount equal to 85% of the closing price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock with an aggregate value equal to 20% of the employee’s base salary, but not in excess of $10,000, divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2005, there were 34,638 shares issued under the Purchase Plan. During the year ended December 31, 2005, 19,097 shares were subscribed to, of which 10,895 shares were issued; The remaining subscribed but unissued shares will be issued once payroll deduction for them is completed. No shares of Common Stock were issued under the Purchase Plan in 2004.

15.	Regulatory Matters
      The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. As of December 31, 2005, the amount available for payment of dividends by MetroBank and First United to the Parent under applicable restrictions, without regulatory approval was approximately $13.3 million and $461,000, respectively. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.
      The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of Decem-

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ber 31, 2005, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.
      As of December 31, 2005, the most recent notifications from the OCC with respect to MetroBank and the FDIC with respect to First United categorized MetroBank and First United as “well capitalized,” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s or First United’s level of capital adequacy.
      The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

					To be Categorized
			Minimum		as Well Capitalized
			Required For		under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2005
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$117,439	13.73%	$68,447	8.00%	$	N/A	N/A	%
MetroBank, N.A.	95,764	13.38	57,242	8.00		71,552	10.00
First United Bank	19,010	13.63	11,161	8.00		13,951	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	95,620	11.18	34,223	4.00		N/A	N/A
MetroBank, N.A.	86,792	12.13	28,621	4.00		42,931	6.00
First United Bank	17,258	12.37	5,580	4.00		8,371	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	95,620	9.96	38,396	4.00		N/A	N/A
MetroBank, N.A.	86,792	9.52	36,448	4.00		45,561	5.00
First United Bank	17,258	9.02	7,655	4.00		9,569	5.00

As of December 31, 2004
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$93,082	14.07%	$52,914	8.00%	$	N/A	N/A	%
MetroBank, N.A.	91,061	13.77	52,912	8.00		66,140	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	84,782	12.82	26,457	4.00		N/A	N/A
MetroBank, N.A.	82,761	12.51	26,456	4.00		39,684	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	84,782	9.59	35,352	4.00		N/A	N/A
MetroBank, N.A.	82,761	9.37	35,348	4.00		44,185	5.00
      As of December 31, 2005, $23.9 million in trust preferred securities issued by MetroCorp Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $11.1 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The new quantitative limits will be fully effective

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2009. The Company has adopted the new quantitative limits for Tier 1 capital calculation.
      MCBI Statutory Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

16.	Stock Options
      The Company’s 1998 Stock Incentive Plan (“Incentive Plan”) authorizes the issuance of up to 700,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. In 2005 options were granted to acquire 205,250 shares of Common Stock under the Plan. As of December 31, 2005 there were 213,140 options remaining that are available for future grant under the Incentive Plan. No performance shares have been awarded under the Incentive Plan since inception.
      The options granted during 2005, 2004 and 2003 under the Incentive Plan vested 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price. The exercise price for the options granted under the Incentive Plan is the fair market value of the Company’s Common Stock on the grant date, which was a weighted average of $13.07 for the options granted in 2003, a weighted average price of $15.91 in 2004, and a weighted average price of $22.72 in 2005. Any excess of the fair market value on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. In 2005, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted. There were 201,200 shares accelerated in 2005 which represented approximately 64% of total outstanding unvested shares as of December 31, 2005. As a result, the Company recognized a compensation expense of approximately $145,000 associated with the acceleration. There was no compensation expense recorded for options granted under the Incentive Plan for the years ended December 31, 2004 or 2003.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock options granted to employees as of December 31, 2005, 2004 and 2003 and the changes during the years ended on these dates presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	271,000	$14.49	212,000	$11.10	300,200	$10.81
Granted	205,250	22.72	200,000	15.91	22,500	13.07
Exercised	(17,350)	12.71	(6,000)	8.31	(110,700)	10.71
Canceled	(9,750)	20.89	(135,000)	11.56	—	—

Outstanding at end of the year	449,150	$18.18	271,000	$14.49	212,000	$11.10

Exercisable at end of the year	336,350	$16.88	51,750	$10.13	92,500	$10.40

Weighted average fair value of all options granted	$5.92		$3.39		$2.64
      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumptions	2005	2004	2003

Expected term	3 years	3 years	3 years
Expected volatility	26.35%	22.00%	19.00%
Expected dividend	$0.24	$0.24	$0.24
Risk-free interest rate	4.41%	3.25%	2.28%
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
				Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
	Outstanding	Average	Remaining	Outstanding	Average
Range of Exercise Prices	at 12/31/05	Exercise Price	Contractual Life	at 12/31/05	Exercise Price

$7.25 - $8.31	17,900	$7.90	1.03 years	11,150	$8.31
$10.50 - $19.08	246,500	15.37	5.65 years	236,750	15.21
$21.05 - $24.04	184,750	22.92	6.66 years	88,450	22.40

17.	Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of December 31,

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, there were 111,000 antidilutive stock options which were excluded from the diluted shares calculation. There were no antidilutive stock options at December 31, 2004 and 2003, respectively. The number of potentially dilutive common shares is determined using the treasury stock method. The earnings per share for the years ended December 31, 2005, 2004 and 2003 are calculated below (in thousands except per share amount):

	Years Ended December 31,

	2005	2004	2003

Net income	$10,780	$8,594	$4,110

Weighted average common shares in basic EPS	7,208	7,175	7,089
Effect of dilutive securities	98	55	124

Weighted average common and potentially dilutive common shares used in diluted EPS	7,306	7,230	7,213

Earnings per common share:
Basic	$1.50	$1.20	$0.58
Diluted	$1.48	$1.19	$0.57

18.	Off-Balance Sheet Activities
      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2005 and 2004 were $152.2 million and $106.0 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2005 and 2004 were $11.2 million and $15.6 million, respectively. The Company has a number of operating leases on its leased premises and equipment.
      The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2005 and 2004 is presented below (in thousands):

	2005	2004

Unfunded loan commitments including unfunded lines of credit	$152,190	$105,975
Standby letters of credit	4,589	3,852
Commercial letters of credit	6,593	11,756
Operating leases	5,467	4,060

Total financial instruments with off-balance sheet risk	$168,839	$125,643

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Value of Financial Instruments
      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosures of estimated fair values for all financial instruments and the methods and assumptions used by management to estimate the fair value for each type of financial instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The fair value of a financial instrument is the current amount that would be exchanged between willing parties other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments.
      In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates are not necessarily indicative of the amounts that could be realized in a current exchange for the instrument. In addition, certain long-term and other account relationships carry an intangible value that is not included in the fair value estimates but may be a significant amount.
      The following table summarizes the carrying value and estimated fair values of financial instruments for the years ended December 31, 2005 and 2004 (in thousands):

	As of December 31,

	2005		2004

	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$81,812	$81,812	$32,073	$32,073
Investment securities available-for-sale	236,100	236,100	273,720	273,720
Loans held-for-investment, net	758,304	756,392	582,136	583,624
Loans, held-for-sale	—	—	1,899	1,899
Accrued interest receivable	4,835	4,835	3,308	3,308
Financial Liabilities
Deposits
Transaction accounts	422,460	422,460	371,627	371,627
Time deposits	539,290	537,636	383,426	383,275

Total deposits	961,750	960,096	755,053	754,902

Other borrowings	26,054	26,177	60,849	61,712
Junior subordinated debentures	36,083	37,507	—	—
Accrued interest payable	1,126	1,126	649	649

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

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

Investment Securities
      Fair values are based upon publicly quoted market prices. See Note 5 in “Notes to Consolidated Financial Statements.”

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

Liabilities for Which Fair Value Approximates Carrying Value
      SFAS No. 107 requires that the fair value disclosed for transactional deposit liabilities with no stated maturity (i.e., demand, savings, and money market deposits) be equal to the carrying value. SFAS No. 107 does not allow for the recognition of the inherent funding value of these instruments. The fair value of federal funds purchased, borrowed funds, acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

Time Deposits
      Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowings
      The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other borrowings maturing within fourteen days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures
      The fair value of the junior subordinated debentures was estimated by discounting the cash flows through maturity based on the prevailing market rate.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments to Extend Credit and Letters of Credit
      The fair value of such instruments are estimated using fees currently charged for similar arrangements in the market. The estimated fair values of these instruments are not material as of the reporting dates.

20.	Commitments and Contingencies

Litigation
      The Company is involved in various litigation that arises in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

Leases
      The Company leases certain branch premises and equipment under operating leases, which expire between 2005 through 2013. The Company incurred rental expense of approximately $1.0 million, $962,000, and $867,000, for the years ended December 31, 2005, 2004 and 2003, respectively, under these lease agreements. Future minimum lease payments at December 31, 2005 due under these lease agreements are as follows (in thousands):

Year	Amount

2006	$973
2007	922
2008	885
2009	843
2010	761
Thereafter	1,083

$5,467

21.	Operating Segment Information
      In October 2005, the Company acquired First United and continued its operation as a separate subsidiary. Because of the acquisition, the Company manages its operations and prepares management reports and other information with a primary focus on geographical areas. The Company operates two community banks in distinct geographical areas. Since October 2005, performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent and eliminations of transactions between segments. The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage or those services.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of selected operating segment information as of and for the year ended December 31, 2005 (in thousands):

				Consolidated
	MetroBank	First United	Other	Company

Net interest income	$40,168	$1,847	$(497)	$41,518
Provision for loan losses	1,874	62	—	1,936

Net interest income after provision for loan losses	38,294	1,785	(497)	39,582
Noninterest income	7,984	125	—	8,109
Noninterest expense	30,550	1,150	152	31,852

Income before income tax provision	15,728	760	(649)	15,839
Provision for income taxes	4,935	299	(175)	5,059

Net income	$10,793	$461	$(474)	$10,780

Assets	$914,748	$212,782	$674	$1,128,204
Net loans	625,825	132,479	—	758,304
Goodwill and core deposit intangibles	—	23,035	—	23,035
Deposits	793,451	171,587	(3,288)	961,750
Shareholders equity	84,340	40,156	(32,268)	92,228

22.	Supplemental Statement of Cash Flow Information

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash payments during the year for:
Interest	$17,259	$11,267	$12,284
Income taxes	4,550	3,850	2,000
Noncash investing and financing activities:
Dividends declared not paid	437	431	429
Foreclosed assets acquired	5,066	1,781	4,583
Loans to facilitate the sale of foreclosed assets	—	505	300
Transfer of loans receivable to (from) loans held-for-sale	(1,899)	—	18,322

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Parent Company Financial Information
      The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:
Condensed Balance Sheets
(In thousands, except share amounts)

	As of December 31,

	2005	2004

Assets
Cash and due from subsidiary banks	$3,367	$2,372
Investment in subsidiary trust	1,083	—
Investment in bank subsidiaries	124,514	83,728
Other assets	3	—

Total assets	$128,967	$86,100

Liabilities and Shareholders’ Equity
Accrued interest payable	$98	$—
Junior subordinated debentures	36,083	—
Other liabilities	558	377

Total liabilities	36,739	377

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,329,977 and 7,132,627 shares issued and 7,232,239 and 7,187,446 shares outstanding at December 31, 2005 and 2004, respectively	7,330	7,313
Additional paid-in-capital	28,576	27,859
Retained earnings	60,023	50,976
Other comprehensive income	(2,783)	710
Treasury stock, at cost	(918)	(1,135)

Total shareholders’ equity	92,228	85,723

Total liabilities and shareholders’ equity	$128,967	$86,100

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Income
Equity in undistributed income of subsidiaries	$4,513	$6,872	$2,406
Interest income on deposits	2	—	—
Dividends received from subsidiary trust	15	—	—
Dividends received from bank subsidiaries	6,734	1,722	1,704

Total income	11,264	8,594	4,110

Expense
Interest expense on junior subordinated debentures	514	—	—
Stock-based compensation	145	—	—

Total expense	659	—	—

Income before taxes	10,605	8,594	4,110
Income tax benefit	175	—	—

Net income	$10,780	$8,594	$4,110

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flow from operating activities:
Net income	$10,780	$8,594	$4,110
Stock-based compensation	145	—	—
Equity in undistributed income of subsidiaries	(4,513)	(6,872)	(2,406)
Increase in other assets	(3)	—	—
Increase (decrease) in other liabilities	(68)	2	—

Net cash provided by operating activities	6,341	1,724	1,704

Cash flow from investment activities:
Investment in bank subsidiaries	(39,425)	(3,025)	(12)
Investment in subsidiary trust	(1,083)	—	—

Net cash used in investing activities	(40,508)	(3,025)	(12)

Cash flow from financing activities:
Proceeds from issuance junior subordinated debentures	$36,083	$—	$—
Proceeds from issuance of common stock	220	50	1,186
Re-issuance of treasury stock	586	390	397
Repurchase of common stock	—	—	(212)
Dividends	(1,727)	(1,721)	(1,696)

Net cash provided by (used in) financing activities	35,162	(1,281)	(325)

Net increase (decrease) in cash and cash equivalents	995	(2,582)	1,367
Cash and cash equivalents at beginning of year	2,372	4,954	3,587

Cash and cash equivalents at end of year	$3,367	$2,372	$4,954

Dividends declared but not paid	$437	$431	$429

24.	Related Party Transactions
      In the ordinary course of business, the Company enters into transactions with its and the Company’s executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2005, certain of these officers and directors and their affiliated companies were indebted to the Company in the aggregate amount of approximately $758,000, up from $265,000 in 2004, primarily due to new loans to one director’s business and one officer.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is an analysis of activity for the years ended December 31, 2005 and 2004 for such amounts (in thousands):

	2005	2004

Balance at January 1,	$265	$2,532
New loans and advances	1,077	497
Repayments	(584)	(2,764)

Balance at December 31,	$758	$265

      In addition, as of December 31, 2005 and 2004, the Company held demand and other deposits for related parties of approximately $6.2 million and $12.3 million, respectively.
      New Era Life Insurance Company (New Era) is the agency used by MetroBank for the insurance coverage provides to employees and their dependents. The insurance coverage consists of medical and dental insurance. The Company’s Chairman is a principal shareholder and a Chairman of the Board of New Era. MetroBank paid New Era $1.5 million for such insurance coverage for each of the years ended December 31, 2005 and 2004.
      In addition to the insurance transactions, MetroBank had four commercial real estate loan participations with New Era as of December 31, 2005. These loans were originated and are being serviced by MetroBank. All four loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Gross balance	$17,018	$11,511
Less: participation portion sold to New Era	(6,691)	(4,226)

Net balance outstanding	$10,327	$7,285

      The loans have interest rates which float with the prime rate and mature in January 2006, October 2008, June 2010 and August 2010. The percent of the participation portions sold to New Era varies from 8.31% to 50.00%.
      Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. is a director of the Company. The lease agreements covering the different areas comprising the Company’s headquarters have lease commencement dates ranging from June 2003 to March 2006, at an aggregate rent of $38,360 per month. The expiration dates range from December 2010 to May 2013. The lease agreement for MetroBank’s Bellaire branch commenced on December 29, 2003 at a total rent of $11,203 per month and will expire in December 2011. For these respective lease agreements, the Company paid Gaumnitz, Inc. $576,000 and $538,000 during the years ended December 31, 2005 and 2004, respectively.

EXHIBIT INDEX

Exhibit
Number(1)		Description

2.1		Agreement and Plan of Reorganization, dated as of June 7, 2005, by and between MetroCorp Bancshares, Inc. and First United Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2005).
3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4		Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1		Agreement and Plan of Reorganization by and among MetroCorp Bancshares, Inc., MC Bancshares of Delaware, Inc. and MetroBank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).
10.2		MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10	.3†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.4		First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.5†	Employment Agreement between MetroCorp Bancshares, Inc. and George M. Lee
10	.6†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006).
21	.1*	Subsidiaries of MetroCorp Bancshares, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.