Form 10-Q
period 2006-03-31
METROCORP BANCSHARES INC
filed 2006-05-09
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      As of May 5, 2006, the number of outstanding shares of Common Stock was 7,259,965.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$25,570	$28,213
Federal funds sold and other short-term investments	67,046	53,599

Total cash and cash equivalents	92,616	81,812
Securities available-for-sale, at fair value	224,310	236,100
Loans, net of allowance for loan losses of $13,729 and $13,169, respectively	772,964	758,304
Accrued interest receivable	4,763	4,835
Premises and equipment, net	6,125	6,196
Goodwill	21,607	21,607
Core deposit intangibles	1,310	1,428
Customers’ liability on acceptances	4,007	3,148
Foreclosed assets, net	4,286	3,866
Other assets	11,466	10,908

Total assets	$1,143,454	$1,128,204

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$183,859	$195,422
Interest-bearing	788,007	766,328

Total deposits	971,866	961,750
Junior subordinated debentures	36,083	36,083
Other borrowings	25,575	26,054
Accrued interest payable	1,115	1,126
Acceptances outstanding	4,007	3,148
Other liabilities	9,829	7,815

Total liabilities	1,048,475	1,035,976

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,329,977 shares issued and 7,256,461 and 7,232,239 shares outstanding at March 31, 2006 and December 31, 2005, respectively	7,330	7,330
Additional paid-in capital	28,835	28,576
Retained earnings	62,821	60,023
Accumulated other comprehensive loss	(3,264)	(2,783)
Treasury stock, at cost	(743)	(918)

Total shareholders’ equity	94,979	92,228

Total liabilities and shareholders’ equity	$1,143,454	$1,128,204

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Interest income:
Loans	$16,423	$10,070
Securities:
Taxable	2,264	2,422
Tax-exempt	206	218
Federal funds sold and other short-term investments	638	54

Total interest income	19,531	12,764

Interest expense:
Time deposits	5,027	2,375
Demand and savings deposits	916	386
Junior subordinated debentures	520	—
Other borrowings	323	573

Total interest expense	6,786	3,334

Net interest income	12,745	9,430
Provision for loan losses	258	474

Net interest income after provision for loan losses	12,487	8,956

Noninterest income:
Service fees	1,461	1,628
Loan-related fees	211	145
Letters of credit commissions and fees	171	142
Other noninterest income	76	135

Total noninterest income	1,919	2,050

Noninterest expenses:
Salaries and employee benefits	5,290	4,136
Occupancy and equipment	1,544	1,338
Foreclosed assets, net	43	410
Other noninterest expense	2,634	1,792

Total noninterest expenses	9,511	7,676

Income before provision for income taxes	4,895	3,330
Provision for income taxes	1,664	1,070

Net income	$3,231	$2,260

Earnings per common share:
Basic	$0.45	$0.31
Diluted	$0.44	$0.31

Weighted average shares outstanding:
Basic	7,245	7,194
Diluted	7,353	7,292
Dividends per common share	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$3,231	$2,260

Other comprehensive loss, net of tax:
Unrealized loss on investment securities, net:
Unrealized holding loss arising during the period	(480)	(1,753)
Less: reclassification adjustment for gain included in net income	1	—

Other comprehensive loss	(481)	(1,753)

Total comprehensive income	$2,750	$507

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock, At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total
Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228
Re-issuance of treasury stock	24	—	219	—	—	175	394
Stock-based compensation expense recognized in earnings	—	—	28	—	—	—	28
Tax benefit related to stock- based compensation	—	—	12		—	—	12
Net income	—	—	—	3,231	—	—	3,231
Other comprehensive loss	—	—	—	—	(481)	—	(481)
Cash dividends ($0.06 per share)	—	—	—	(433)	—	—	(433)

Balance at March 31, 2006	7,256	$7,330	$28,835	$62,821	$(3,264)	$(743)	$94,979

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$3,231	$2,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	326	347
Provision for loan losses	258	474
Gain on sale of securities, net	(2)	—
Loss on foreclosed assets	—	391
Loss on sale and disposal of premises and equipment	—	99
Gain on sale of loans	(8)	(8)
Amortization of premiums and discounts on securities	24	75
Amortization of deferred loan fees and discounts	(574)	(498)
Amortization of core deposit intangibles	118	—
Stock-based compensation	28	—
Excess tax benefits from stock-based compensation	(12)	—
Changes in:
Accrued interest receivable	72	123
Other assets	(302)	47
Accrued interest payable	(11)	38
Other liabilities	2,030	601

Net cash provided by operating activities	5,178	3,949

Cash flows from investing activities:
Purchases of securities available-for-sale	(235)	(185)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	11,266	15,520
Net change in loans	(14,756)	877
Proceeds from sale of premises and equipment	—	4
Purchases of premises and equipment	(255)	(398)

Net cash (used in) provided by investing activities	(3,980)	15,818

Cash flows from financing activities:
Net change in:
Deposits	10,116	(12,987)
Other borrowings	(479)	(5,712)
Proceeds from issuance of common stock	—	105
Re-issuance of treasury stock	394	91
Dividends paid	(437)	(431)
Excess tax benefits from stock-based compensation	12	—

Net cash provided by (used in) financing activities	9,606	(18,934)

Net increase in cash and cash equivalents	10,804	833
Cash and cash equivalents at beginning of period	81,812	32,073

Cash and cash equivalents at end of period	$92,616	$32,906

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and First United Bank (“First United”), in Texas and California, respectively (collectively, the “Banks”). The Banks are engaged in commercial banking activities through MetroBank’s thirteen branches in Houston and Dallas, Texas, and First United’s two branches in San Diego and Los Angeles, California. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.
     The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities, (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, MCBI Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.
     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. Interim period results are not necessarily indicative of results for a full-year period.
     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, shareholders’ equity, or cash flow.
     These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK-BASED COMPENSATION
Adoption of SFAS No. 123R
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”) using the modified prospective transition method. Under this method, prior periods are not restated. Under SFAS No. 123R the Company values unvested stock options granted prior to its adoption of SFAS 123R and expenses these amounts in the income statement over the stock option’s remaining vesting period. In addition, the fair value of options granted subsequent to adoption of this statement are expensed. In 2005, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted. There were 201,200 shares accelerated in 2005 which represented approximately 64% of total outstanding unvested shares as of December 31, 2005. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     The adoption of this statement did not have a significant effect on the Company’s financial statements and, as such, no cumulative effect of change in accounting principle was recorded. Stock-based compensation cost recognized during the three months ended March 31, 2006 was approximately $28,000 and consisted entirely of stock option expense, which was included in “Salaries and employee benefits” in the Condensed Consolidated Statement of Income.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.
     Prior to the adoption of SFAS No. 123R, the Company presented the tax savings from tax deductions resulting from the exercise of stock options as an operating cash flow. SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.
     In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards”. The Company has adopted the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The total tax benefit derived from the windfall associated with the exercise of options was approximately $12,000 during the first quarter of 2006.
     Pursuant to the modified prospective approach of transition the Company has not restated prior periods. If the fair value based method of accounting under SFAS No. 123 had been applied for the three months ended March 31, 2005, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period) (in thousands, except per share amounts):

For the Three
Months Ended
March 31, 2005
Net income:
As reported	$2,260
Pro forma	$2,166
Stock-based compensation cost, net of income taxes:
As reported	$—
Pro forma	$94
Basic earnings per common share:
As reported	$0.31
Pro forma	$0.30
Diluted earnings per common share:
As reported	$0.31
Pro forma	$0.30
     Proforma amounts for the three months ended March 31, 2006 are not presented because the amounts are recognized in the Consolidated Statement of Income.
     The Company maintains two stock based incentive plans. Options are granted to purchase common stock under the 1998 Stock Incentive Plan (“Incentive Plan”), and employees are offered to purchase shares of the Company’s Common Stock at a discount under the 1998 Employee Stock Purchase Plan (“Purchase Plan”).
     Stock Incentive Plan. The Incentive Plan authorizes the issuance of up to 700,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Generally, options granted under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price.
     Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years. As of March 31, 2006 there were 217,640 options remaining that are available for future grant under the Incentive Plan.
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

     The following table summarizes option activity (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding options at December 31, 2005	449,150	$18.18
Options granted	—	—
Options exercised	20,750	14.14
Options forfeited	4,500	24.04

Outstanding options at March 31, 2006	423,900	$18.32	5.07	$3,681

Exercisable options at March 31, 2006	315,600	$16.84	4.38	$3,208

     The were no options granted during the first quarter of 2006. The aggregate intrinsic value of stock options at exercise, represented in the table above, was $3.2 million for the quarter ended March 31, 2006. Total unrecognized stock-based compensation expense related to nonvested stock options was approximately $612,000 as of the end of March 31, 2006, related to approximately 423,900 shares with a per share weighted average fair value of $5.68. We anticipate this expense to be recognized over a weighted average period of approximately 3 years.
     Stock Purchase Plan. The Purchase Plan authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan is implemented through ten annual offerings. Each year the Board of Directors determines the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. In 2005, the Compensation Committee recommended, and the Board of Directors approved, changes to the Purchase Plan to (1) include employees of all of the Company’s subsidiaries, rather than employees of MetroBank only, (2) reduce the total value of shares of Common Stock an employee is allowed to purchase in any calendar year from $25,000 to $10,000, (3) allow the Board flexibility in determining the date of each offering, and (4) increase the discount on the price per share from 10% to 15%.
     The offering price per share, subsequent to the changes authorized by the board of Directors in 2005, will be an amount equal to 85% of the closing price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, each employee may purchase a number of whole shares of Common Stock with an aggregate value equal to 20% of the employee’s base salary, but not in excess of $10,000, divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of March 31, 2006, there were 35,129 shares issued under the Purchase Plan. During the three months ended March 31, 2006, 491 shares were subscribed to and were issued; The remaining 7,312 subscribed but unissued shares will be issued once payroll deduction for them is completed.

3. SECURITIES AVAILABLE-FOR-SALE
     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of March 31, 2006				As of December 31, 2005
			Gross				Gross
	Amortized	Gross	Unrealized	Fair	Amortized	Gross	Unrealized	Fair
	Cost	Unrealized Gains	Losses	Value	Cost	Unrealized Gains	Losses	Value
				(Dollars in thousands)
U.S. Government agencies	$31	$2	$—	$33	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,878	—	(574)	36,304	36,869	—	(526)	36,343
Obligations of state and political subdivisions	15,625	496	—	16,121	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	152,557	88	(4,458)	148,187	162,294	112	(3,974)	158,432
Other debt securities	270	2	—	272	292	3	—	295
Investment in ARM and CRA funds	19,513	—	(521)	18,992	19,419	17	(412)	19,024
FHLB/Federal Reserve Bank stock	3,318	—	—	3,318	3,178	—	—	3,178
Investment in subsidiary trust	1,083	—	—	1,083	1,083	—	—	1,083

Total securities	$229,275	$588	$(5,553)	$224,310	$240,329	$683	$(4,912)	$236,100

     The following table displays the gross unrealized losses and fair value of investments as of March 31, 2006 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. Government sponsored enterprises	$26,084	$(318)	$10,220	$(256)	$36,304	$(574)
Mortgage-backed securities and collateralized mortgage obligations	68,827	(1,742)	73,506	(2,716)	142,333	(4,458)
Investment in ARM and CRA funds	4,270	(66)	14,722	(455)	18,992	(521)

Total securities	$99,181	$(2,126)	$98,448	$(3,427)	$197,629	$(5,553)

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

4. ALLOWANCE FOR LOAN LOSSES
     In the third quarter of 2005, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The effect of the reclassification was immaterial and had no effect on net income, shareholders’ equity or cash flow. The following table presents an analysis of the allowance for loan losses as of and for the periods indicated:

	As of and for the three	As of and for the three
	months ended	months ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$13,169	$10,501
Provision for loan losses	258	474
Charge-offs	(1,097)	(240)
Recoveries	1,399	52

Allowance for loan losses at end of period	$13,729	$10,787

5. EARNINGS PER COMMON SHARE
     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of March 31, 2006, there were 4,438 antidilutive stock options, and as of March 31, 2005 there were no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net income available to common shareholders	$3,231	$2,260

Weighted average common shares in basic EPS	7,245	7,194
Effect of dilutive securities	108	98

Weighted average common and potentially dilutive common shares used in diluted EPS	7,353	7,292

Earnings per common share:
Basic	$0.45	$0.31
Diluted	$0.44	$0.31
6. LITIGATION
     The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

7. OFF-BALANCE SHEET ACTIVITIES
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Banks’ maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Banks apply the same credit policies and collateralization guidelines in making commitments and conditional obligations as they do for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit.
     The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2006 and December 31, 2005 is presented below (in thousands):

	As of	As of
	March 31, 2006	December 31, 2005
Unfunded loan commitments including unfunded lines of credit	$159,927	$152,190
Standby letters of credit	4,825	4,589
Commercial letters of credit	13,747	6,593
Operating leases	6,824	5,467

Total financial instruments with off-balance sheet risk	$185,323	$168,839

8. OPERATING SEGMENT INFORMATION
     In October 2005, the Company acquired First United and continued its operation as a separate subsidiary. Because of the acquisition, the Company manages its operations and prepares management reports and other information with a primary focus on geographical areas. The Company operates two community banks in distinct geographical areas. Since October 2005, performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the parent company and eliminations of transactions between segments. The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
     The following is a summary of selected operating segment information as of and for the three months ended March 31, 2006 (in thousands):

	MetroBank	First United	Other	Consolidated Company
Total interest income	$16,176	$3,338	$17	$19,531
Total interest expense	4,759	1,507	520	6,786

Net interest income	11,417	1,831	(503)	12,745
Provision for loan losses	205	53	—	258

Net interest income after provision for loan losses	11,212	1,778	(503)	12,487
Noninterest income	1,842	77	—	1,919
Noninterest expense	7,990	1,115	406	9,511

Income before income tax provision	5,064	740	(909)	4,895
Provision for income taxes	1,731	246	(313)	1,664

Net income	$3,333	$494	$(596)	$3,231

Net loans	$633,856	$139,108	$—	$772,964
Assets	930,017	212,232	1,205	1,143,454
Deposits	804,114	170,544	(2,792)	971,866
9. SIGNIFICANT ACCOUNTING POLICIES
New Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing assets or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning on an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.
     In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,’ which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivative or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

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
Overview
     The Company recorded net income of $3.2 million for the three months ended March 31, 2006, an increase of approximately $971,000 compared with net income of $2.3 million for the same quarter in 2005. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2006 was $0.44, an increase of $0.13 per diluted share compared with diluted EPS of $0.31 for the same quarter in 2005.
     Total assets were $1.14 billion at March 31, 2006, an increase of approximately $15.3 million or 1.4% from $1.13 billion at December 31, 2005. Investment securities at March 31, 2006 were $224.3 million, a decrease of approximately $11.8 million or 5.0% from $236.1 million at December 31, 2005. Net loans at March 31, 2006 were $773.0 million, an increase of approximately $14.7 million or 1.9% from $758.3 million at December 31, 2005. Total deposits at March 31, 2006 were $971.9 million, an increase of approximately $10.1 million or 1.1% from $961.8 million at December 31, 2005. Other borrowings at March 31, 2006 were $25.6 million, a decrease of approximately $479,000 or 1.8% from $26.1 million at December 31, 2005. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2006 and 2005 was 1.16% and 1.01%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2006 and 2005 was 13.85% and 10.54%, respectively.
     Shareholders’ equity at March 31, 2006 was $95.0 million compared to $92.2 million at December 31, 2005, an increase of approximately $2.8 million or 3.0%.
     Details of the changes in the various components of net income are further discussed below.
Results of Operations
     Net Interest Income and Net Interest Margin. For the three months ended March 31, 2006, net interest income, before the provision for loan losses, was $12.7 million, an increase of approximately $3.3 million or 35.2% compared with $9.4 million for the same period in 2005. The increase reflects organic growth and the accretion from the First United acquisition in October 2005 (see Note 8 – Operating Segment Information). Average interest-earning assets for the three months ended March 31, 2006 were $1.06 billion, an increase of approximately $192.9 million or 22.1% from $871.6 million for the same period in 2005. The weighted average yield on interest-earning assets for the first quarter 2006 was 7.44%, an increase of 150 basis points compared with 5.94% for the same quarter in 2005. The increase primarily reflects the Federal Reserve’s interest rate increases since June 2004, eight of which occurred since March 31, 2005. Average interest-bearing liabilities for the three months ended March 31, 2006 were $836.2 million, an increase of approximately $187.6 million or 28.9% compared with $648.7 million for the same period in 2005. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2006 was 3.29%, an increase of 121 basis points from 2.08% for the same quarter in 2005.
     The net interest margin for the three months ended March 31, 2006 was 4.86%, an increase of 47 basis points compared with 4.39% for the same period in 2005. The increase was primarily the result of an increase in the yield on earning assets of 150 basis points that was partially offset by an increase in the cost of earning assets of 103 basis points.
     Total Interest Income. Total interest income for the three months ended March 31, 2006 was $19.5 million, an increase of approximately $6.8 million or 53.0% compared with $12.8 million for the same period in 2005. The increase was primarily the result of the impact of the First United acquisition and a higher yield on a higher volume of interest-earning assets.
     Interest Income from Loans. Interest income from loans for the three months ended March 31, 2006 was $16.4 million, an increase of approximately $6.4 million or 63.1% from $10.1 million for the same quarter in 2005. The increase was the result of higher yield on interest-earning assets and higher volume of interest-earning assets from the impact of the First United acquisition as well as organic growth in the loan portfolio. The majority of the Company’s loan portfolio is comprised of variable and adjustable rate loans that benefit the Company during periods of increases in the prime rate. Average total loans for the three months ended March 31, 2006 were $772.9 million compared to average total loans for the same period in 2005 of $595.8 million, an increase of approximately $177.1 million or 29.7%. For the first quarter of 2006, the average yield on total loans was 8.62% compared to 6.85% for the same quarter in 2005, an increase of 177 basis points.
     Approximately $639.0 million or 80.9% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and are therefore, sensitive to interest rate movement. At March 31, 2006, the average yield on total loans was approximately 120 basis points above the prime rate, which was supported by variable rate loans with interest rate floors that comprised approximately $480.4 million or 63.5% of the total loan portfolio. At March 31, 2006, these loans carried a weighted average interest rate of 8.75%. At March 31, 2005, these loans represented 71.4% of the total loan portfolio and carried a weighted average interest rate of 6.99%. Future increases in market interest rates, especially the prime rate, may not immediately impact the loan portfolio yield because some of the floor rates are higher than the current prime rate.
     Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended March 31, 2006 was $3.1 million, an increase of approximately $414,000 or 15.4% compared to $2.7 million for the same period in 2005, primarily due to a higher yield on total investments. Average total investments for the three months ended March 31, 2006 were $291.6 million compared to average total investments for the same period in 2005 of $275.7 million, an increase of approximately $15.9 million or 5.7%. For the first quarter 2006, the average yield on total investments was 4.32% compared to 3.96% for the same quarter in 2005, an increase of 36 basis points.
     Total Interest Expense. Total interest expense for the three months ended March 31, 2006 was $6.8 million, an increase of approximately $3.5 million or 103.5% compared to $3.3 million for the same period in 2005. The increase primarily reflected higher interest rates and an increase in interest-bearing liabilities acquired in connection with the First United acquisition, and interest expense paid on the junior subordinated debentures issued in October 2005.
     Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2006 was $5.9 million, an increase of approximately $3.2 million or 115.2% compared to $2.8 million for the same period in 2005. The increase was primarily due to higher interest rates paid for interest-bearing deposits and interest-bearing deposits acquired in connection with the First United acquisition. Average interest-bearing deposits for the three months ended March 31, 2006 were $773.5 million compared to average interest-bearing deposits for the same period in 2005 of $582.5 million, an increase of $191.0 million or 32.8%. The average interest rate paid on interest-bearing deposits for the first quarter 2006 was 3.12% compared to 1.92% for the same quarter in 2005, an increase of 120 basis points.
     Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended March 31, 2006 was $323,000 a decrease of approximately $250,000 or 43.6% compared to $573,000 for the same period in 2005. The decrease in interest expense was primarily due to the repayment of outstanding FHLB advances in the second quarter of 2005. Average borrowed funds for the three months ended March 31, 2006 were $26.7 million compared to average borrowed funds for the same quarter in 2005 of $66.2 million, a decrease of $39.5 million. The average interest rate paid on borrowed funds for the first quarter of 2006 was 4.91%, compared to 3.51% for the same quarter in 2005, an increase of 140 basis points.

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

	For The Three Months Ended March 31,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
			(Dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$772,913	$16,423	8.62%	$595,808	$10,070	6.85%
Taxable securities	214,470	2,264	4.28	248,746	2,422	3.95
Tax-exempt securities	16,685	206	5.01	17,664	218	5.01
Federal funds sold and other short-term investments	60,411	638	4.28	9,336	54	2.35

Total interest-earning assets	1,064,479	19,531	7.44	871,554	12,764	5.94
Allowance for loan losses	(13,811)			(11,042)

Total interest-earning assets, net of allowance for loan losses	1,050,668			860,512
Noninterest-earning assets	81,789			47,726

Total assets	$1,132,457			$908,238

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$80,918	$169	0.85%	$89,009	$175	0.80%
Savings and money market accounts	143,532	747	2.11	112,409	211	0.76
Time deposits	549,036	5,027	3.71	381,063	2,375	2.53

Junior subordinated debentures	36,083	520	5.76	—	—	—
Other borrowings	26,659	323	4.91	66,187	573	3.51

Total interest-bearing liabilities	836,228	6,786	3.29	648,668	3,334	2.08
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	188,767			165,659
Other liabilities	12,845			6,963

Total liabilities	1,037,840			821,290
Shareholders’ equity	94,617			86,948

Total liabilities and shareholders’ equity	$1,132,457			$908,238

Net interest income		$12,745			$9,430

Net interest spread			4.15%			3.86%
Net interest margin			4.86%			4.39%

(1)	Annualized.

(2)	Including loans held-for-sale with an average balance of $1.9 million for the three months ended March 31, 2005.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2006 vs 2005
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,993	$3,360	$6,353
Taxable securities	(334)	176	(158)
Tax-exempt securities	(12)	–	(12)
Federal funds sold and other short-term investments	295	289	584

Total increase in interest income	2,942	3,825	6,767

Interest-bearing liabilities:
Interest-bearing demand deposits	(16)	10	(6)
Savings and money market accounts	58	478	536
Time deposits	1,047	1,605	2,652
Junior subordinated debentures	520	–	520
Other borrowings	(342)	92	(250)

Total increase in interest expense	1,267	2,185	3,452

Increase in net interest income	$1,675	$1,640	$3,315

(1)	Including loans held-for-sale of $1.9 million for the three months ended March 31, 2005.
     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2006 was $258,000, a decrease of approximately $216,000, compared to $474,000 for the same period in 2005. The decrease was primarily due to recoveries of amounts previously charged-off and a reduction in nonperforming loans compared with same period last year. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at March 31, 2006 and 2005 was 1.75% and 1.82%, respectively.
     Noninterest Income. Noninterest income for the three months ended March 31, 2006 was $1.9 million, a decrease of approximately $131,000 compared to the same period in 2005. The decrease was primarily due to reduced service fees of $167,000, which were partially offset by increases in other loan-related fees of $66,000, letters of credit commissions and fees of $29,000, and a reduction of other noninterest income which was the result of $99,000 received in the first quarter of 2005 relating to changes on ATM network arrangements. The decrease in service fees was the result of new and promotional free products offered to attract core deposits, and an increase in earnings credit on commercial demand deposit accounts.
     Noninterest Expense. Total noninterest expense for the three months ended March 31, 2006 was $9.5 million, an increase of approximately $1.8 million or 23.9 % compared to $7.7 million for the same quarter in 2005. Approximately $1.2 million of the increase was attributable to noninterest expenses incurred by First United during the first quarter of 2006. Salaries and benefits expense for the three months ended March 31, 2006 was $5.3 million, an increase of $1.2 million compared with $4.1 million for the same period in 2005. The increase was primarily due to the staff added in the First United acquisition, and severance expenses associated with one executive officer. Other noninterest expense for the three months ended March 31, 2006 was $2.6 million, an increase of $842,000 compared with $1.8 million for the same period in 2005 primarily due to higher audit expense, an increase in legal fees, and intangible asset amortization.
     The Company’s efficiency ratio for the three months ended March 31, 2006 was 64.86%, a decrease from 66.86% for the same quarter in 2005, and was primarily due to an increase in net interest income.

     Income Taxes. Income tax expense for the three months ended March 31, 2006 was $1.7 million, compared with $1.1 million for the same period in 2005. The Company’s effective tax rate was 34.0% and 32.1% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate is affected by the amount of tax-exempt income in relation to taxable income.
Financial Condition
     Loan Portfolio. Total loans at March 31, 2006 were $786.7 million, an increase of $15.2 million or 2.0% compared with $771.5 million at December 31, 2005. Compared to the loan level at December 31, 2005, real estate loans increased $17.0 million during the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, the ratio of total loans to total deposits was 80.95%, and 80.22%, respectively. At the same dates, total loans represented 68.8% and 68.4% of total assets, respectively.
     The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2006		As of December 31, 2005
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Commercial and industrial	$331,889	42.02%	$331,869	42.84%
Real estate mortgage
Residential	7,493	0.95	7,739	1.00
Commercial	390,892	49.49	368,508	47.57

	398,385	50.44	376,247	48.57

Real estate construction
Residential	12,572	1.59	12,095	1.56
Commercial	38,729	4.90	44,315	5.72

	51,301	6.49	56,410	7.28

Consumer and other	8,272	1.05	10,172	1.31

Gross loans	789,847	100.00%	774,698	100.00%

Unearned discounts, interest and deferred fees	(3,154)		(3,225)

Total loans	786,693		771,473
Allowance for loan losses	(13,729)		(13,169)

Loans, net	$772,964		$758,304

     Nonperforming Assets. Total nonperforming assets at March 31, 2006 were $15.8 million, a decrease of approximately $3.7 million or 19.0%, compared to $19.5 million at December 31, 2005. As of March 31, 2006, nonperforming assets primarily consisted of $11.0 million in nonaccrual loans, $519,000 in accruing loans that were 90 days or more past due, and $4.3 million in other real estate. The increase of $487,000 in accruing loans 90 days or more past due compared to December 31, 2005 was primarily due to a number of small loans in which the renewals were delayed. Approximately 43.3% of the increase in accruing loans 90 days or more past due was represented by one loan which is secured by real estate. Approximately $5.2 million of nonaccrual loans are collateralized by real estate, which represented 47.4% of total nonaccrual loans at March 31, 2006. Other real estate increased $420,000 from $3.9 million at December 31, 2005 to $4.3 million at March 31, 2006 as the result of one foreclosure.
     Net nonperforming assets at March 31, 2006 were $13.7 million compared to $17.3 million at December 31, 2005, a decrease of $3.6 million or 20.8%. The ratios for net nonperforming assets to total loans and other real estate at March 31, 2006 and December 31, 2005 were 1.73% and 2.23%, respectively. The ratios for net nonperforming assets to total assets were 1.20% and 1.53% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which totaled $2.1 million at March 31, 2006 compared to $2.2 million at December 31, 2005.
     The Company is actively involved in the origination and sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company is required to repurchase any loan that may become nonperforming. As a result of this requirement, the Company’s nonperforming loans may increase during the period of time while the Company attempts to restore the loan to an accrual status or files a claim with the SBA for the guaranteed portion of the loan.

     The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$11,002	$15,606
Accruing loans 90 days or more past due	519	32
Other real estate (“ORE”) and other assets repossessed (“OAR”)	4,286	3,866

Total nonperforming assets	15,807	19,504
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,110)	(2,210)

Total net nonperforming assets	$13,697	$17,294

Total nonperforming assets to total assets	1.38%	1.73%
Total nonperforming assets to total loans and ORE/OAR	2.00%	2.52%
Net nonperforming assets to total assets (1)	1.20%	1.53%
Net nonperforming assets to total loans and ORE/OAR (1)	1.73%	2.23%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.
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
     The following is a summary of loans considered to be impaired as of the dates indicated:

	As of	As of
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$8,333	$11,865
Impaired loans with a SFAS No. 114 valuation reserve	5,443	6,468

Total recorded investment in impaired loans	$13,776	$18,333

Valuation allowance related to impaired loans	$2,265	$1,783
     The average recorded investment in impaired loans during the three months ended March 31, 2006 and the year ended December 31, 2005 was $15.4 million and $20.6 million, respectively. Interest income on impaired loans of $44,000 was recognized for cash payments received during the three months ended March 31, 2006.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2006 and 2005, the allowance for loan losses was $13.7 million and $10.8 million, respectively, or 1.75% and 1.82% of total loans, respectively. At December 31, 2005, the allowance for loan losses was $13.2 million, or 1.71% of total loans. Net recoveries for the three months ended March 31, 2006 were $302,000 compared with net charge-offs of $188,000 for the same period in 2005.
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
     The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s observable market price, (3) an unallocated component that reflects the inherent uncertainty of estimates and unforeseen events that allow MetroBank and First United to fully capture probable losses in the loan portfolio, and (4) a reserve for unfunded lending commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and non-performing loans, and charge-offs.
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

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated:

	As of and for the
	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Average total loans outstanding for the period	$772,913	$595,808

Total loans outstanding at end of period	$786,693	$593,977

Allowance for loan losses at beginning of period	$13,169	$10,501
Provision for loan losses	258	474
Charge-offs:
Commercial and industrial	(997)	(125)
Real estate mortgage	(21)	—
Real estate construction	—	(5)
Consumer and other	(79)	(110)

Total charge-offs	(1,097)	(240)

Recoveries:
Commercial and industrial	486	47
Real estate mortgage	851	1
Real estate construction	—	—
Consumer and other	62	4

Total recoveries	1,399	52

Net recoveries (charge-offs)	302	(188)

Allowance for loan losses at end of period	13,729	10,787

Reserve for unfunded lending commitments at beginning of period	546	362
Provision for unfunded lending commitments	(7)	(74)

Reserve for unfunded lending commitments at end of period	539	288

Allowance for credit losses at end of period	$14,268	$11,075

Ratio of allowance for loan losses to end of period total loans	1.75%	1.82%
Ratio of net recoveries (charge-offs) to average total loans	0.04%	(0.03)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	119.17%	54.08%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	145.88%	63.43%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.
     Securities. At March 31, 2006, the securities portfolio was $224.3 million, a decrease of $11.8 million or 5.0% from $236.1 million at December 31, 2005. The decrease was primarily due to prepayments in mortgage-backed securities that exceeded portfolio reinvestment. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, tax-free municipal bonds, and obligations of U.S. government sponsored enterprises. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements.
     Deposits. At March 31, 2006, total deposits were $971.9 million, an increase of $10.1 million or 1.1% from $961.8 million at December 31, 2005. However, noninterest-bearing demand deposits at March 31, 2006 decreased $11.6 million or 5.9% to $183.9 million from $195.4 million at December 31, 2005. The Company’s ratios of noninterest-bearing demand deposits to total deposits at March 31, 2006 and December 31, 2005 were 18.9% and 20.3%, respectively. Interest-bearing deposits at March 31, 2006 were $788.0 million, an increase of $21.7 million or 2.8% compared with $766.3 million at December 31, 2005.
     Junior Subordinated Debentures. Junior subordinated debentures at March 31, 2006 and December 31, 2005 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of First United.
     Other Borrowings. Other borrowings at March 31, 2006 were $25.6 million, a decrease of approximately $479,000, or 1.8% compared to other borrowings of $26.1 million at December 31, 2005. The Company has two ten-year loans totaling $25.0 million from the Federal Home Loan Bank (“FHLB”) of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB. Other short-term borrowings at March 31, 2006 consisted of approximately $575,000 in U.S. Treasury tax and loan accounts.
     The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the	As of and for the
	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Federal funds purchased:
at end of period	$—	$—
average during the period	—	11
maximum month-end balance during the period	—	—
FHLB notes:
at end of period	$25,000	$25,000
average during the period	25,999	42,138
maximum month-end balance during the period	25,000	72,500
Interest rate at end of period	4.99%	4.99%
Interest rate during the period	5.04	4.23
Other short-term borrowings:
at end of period	$575	$1,054
average during the period	660	705
maximum month-end balance during the period	645	1,054
     Liquidity. The Company’s loan to deposit ratio at March 31, 2006 was 80.95%. As of this same date, the Company had commitments to fund loans in the amount of $159.9 million. At March 31, 2006, the Company had stand-by letters of credit of $4.8 million, for which the Company has recorded a liability of $32,200, for the fair value of the Company’s probable obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit from the FHLB. With its current level of collateral, the Company has the ability to borrow an additional $371.3 million from the FHLB. Additionally, the Company had an unused, unsecured line of credit with a correspondent bank in the amount of $5.0 million at March 31, 2006.
     Capital Resources. Shareholders’ equity at March 31, 2006 was $95.0 million compared to $92.2 million at December 31, 2005, an increase of approximately $2.8 million. This increase was primarily the combined result of $3.2 million in net income, a decrease in accumulated other comprehensive income of $481,000, and an increase in additional paid-in capital of $259,000 due to the effect of dividend reinvestment and stock-based compensation expense, partially offset by dividend payments of approximately $433,000.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of March 31, 2006 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	March 31, 2006
The Company
Leverage ratio	4.00	%(1)	N/A %	9.01%
Tier 1 risk-based capital ratio	4.00		N/A	11.46
Risk-based capital ratio	8.00		N/A	13.98
MetroBank
Leverage ratio	4.00	%(2)	5.00%	9.75%
Tier 1 risk-based capital ratio	4.00		6.00	12.32
Risk-based capital ratio	8.00		10.00	13.58
First United
Leverage ratio	4.00	%(3)	5.00%	9.37%
Tier 1 risk-based capital ratio	4.00		6.00	12.27
Risk-based capital ratio	8.00		10.00	13.52

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.

(3)	The FDIC may require First United to maintain a leverage ratio above the required minimum.
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
     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See—“Financial Condition — Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”
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
     The Company believes stock-based compensation is a critical accounting policy that requires significant judgment and estimates used in the preparation of its consolidated financial statements. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forefeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”
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
     Changes in Internal Control over Financial Reporting. During the first quarter of 2006, in order to remediate the material weakness identified in its assessment of the Company’s internal controls over financial reporting as of December 31, 2005, management implemented controls to aid in correctly classifying amounts related to cash receipts from sales and repayments of loans held-for-sale reflected in the consolidated statement of cash flows, including a more detailed cash flow preparation checklist. Except for such change, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable
Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
3.1	- Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2*	- Articles of Amendment to Amended and Restated Articles of Incorporation.

3.3	- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	- Computation of Earnings Per Common Share, included as Note (2) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Identification of Exhibit
31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee

Date: May 9, 2006		George M. Lee
Chief Executive Officer (principal executive officer)

Date: May 9, 2006	By:	/s/ David C. Choi

David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
3.1	–	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2*	–	Articles of Amendment to Amended and Restated Articles of Incorporation.

3.3	–	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	–	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	–	Computation of Earnings Per Common Share, included as Note (3) to the unaudited Condensed Consolidated Financial Statements on Page 7 of this Form 10-Q.

31.1*	–	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	–	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.