Form 10-Q
period 2006-06-30
METROCORP BANCSHARES INC
filed 2006-08-09
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 2, 2006, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,281,960.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$26,773	$28,213
Federal funds sold and other short-term investments	79,717	53,599

Total cash and cash equivalents	106,490	81,812
Securities available-for-sale, at fair value	211,895	236,100
Loans, net of allowance for loan losses of $12,905 and $13,169, respectively	813,015	758,304
Accrued interest receivable	5,295	4,835
Premises and equipment, net	6,872	6,196
Goodwill	21,607	21,607
Core deposit intangibles	1,192	1,428
Customers’ liability on acceptances	6,488	3,148
Foreclosed assets, net	4,188	3,866
Other assets	10,703	10,908

Total assets	$1,187,745	$1,128,204

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$191,625	$195,422
Interest-bearing	820,202	766,328

Total deposits	1,011,827	961,750
Junior subordinated debentures	36,083	36,083
Other borrowings	25,505	26,054
Accrued interest payable	1,242	1,126
Acceptances outstanding	6,488	3,148
Other liabilities	9,465	7,815

Total liabilities	1,090,610	1,035,976

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, $1.00 par value, 50,000,000 shares authorized; 7,329,977 shares issued and 7,278,820 and 7,232,239 shares outstanding at June 30, 2006 and December 31, 2005, respectively	7,330	7,330
Additional paid-in capital	29,199	28,576
Retained earnings	65,777	60,023
Accumulated other comprehensive loss	(4,588)	(2,783)
Treasury stock, at cost	(583)	(918)

Total shareholders’ equity	97,135	92,228

Total liabilities and shareholders’ equity	$1,187,745	$1,128,204

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$17,831	$10,657	$34,254	$20,727
Securities:
Taxable	2,196	2,359	4,460	4,781
Tax-exempt	187	212	393	430
Federal funds sold and other short-term investments	1,021	82	1,659	136

Total interest income	21,235	13,310	40,766	26,074

Interest expense:
Time deposits	5,801	2,685	10,828	5,060
Demand and savings deposits	1,392	427	2,308	813
Other borrowings	316	482	639	1,055
Junior subordinated debentures	525	—	1,045	—

Total interest expense	8,034	3,594	14,820	6,928

Net interest income	13,201	9,716	25,946	19,146
Provision for loan losses	188	454	446	928

Net interest income after provision for loan losses	13,013	9,262	25,500	18,218

Noninterest income:
Service fees	1,445	1,633	2,906	3,261
Loan-related fees	224	172	435	317
Letters of credit commissions and fees	207	133	378	275
Other noninterest income	86	76	162	211

Total noninterest income	1,962	2,014	3,881	4,064

Noninterest expenses:
Salaries and employee benefits	5,332	3,868	10,622	8,004
Occupancy and equipment	1,658	1,398	3,202	2,736
Foreclosed assets, net	118	14	161	424
Other noninterest expense	2,546	1,993	5,180	3,785

Total noninterest expenses	9,654	7,273	19,165	14,949

Income before provision for income taxes	5,321	4,003	10,216	7,333
Provision for income taxes	1,929	1,233	3,593	2,303

Net income	$3,392	$2,770	$6,623	$5,030

Earnings per common share:
Basic	$0.47	$0.38	$0.91	$0.70
Diluted	$0.46	$0.38	$0.90	$0.69
Weighted average shares outstanding:
Basic	7,263	7,205	7,254	7,200
Diluted	7,398	7,271	7,381	7,282

Dividends per common share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$3,392	$2,770	6,623	$5,030

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	(1,324)	456	(1,804)	(1,297)
Less: reclassification adjustment for gain included in net income	—	—	1	—

Other comprehensive income (loss)	(1,324)	456	(1,805)	(1,297)

Total comprehensive income	$2,068	$3,226	$4,818	$3,733

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total
Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228
Re-issuance of treasury stock	47	—	500	—	—	335	835
Stock-based compensation expense recognized in earnings	—	—	111	—	—	—	111
Tax benefit related to stock- based compensation	—	—	12	—	—	—	12
Net income	—	—	—	6,623	—	—	6,623
Other comprehensive loss	—	—	—	—	(1,805)	—	(1,805)
Cash dividends ($0.12 per share)	—	—	—	(869)	—	—	(869)

Balance at June 30, 2006	7,279	$7,330	$29,199	$65,777	$(4,588)	$(583)	$97,135

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,623	$5,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	671	701
Provision for loan losses	446	928
Loss (gain) on foreclosed assets	(2)	384
Loss on sale and disposal of premises and equipment	98	100
Amortization of premiums and discounts on securities	46	137
Amortization of deferred loan fees and discounts	(1,192)	(919)
Amortization of core deposit intangibles	236	—
Stock-based compensation	111	—
Excess tax benefits from stock-based compensation	(12)	—
Changes in:
Accrued interest receivable	(461)	(131)
Other assets	1,358	(388)
Accrued interest payable	116	61
Other liabilities	1,663	1,506

Net cash provided by operating activities	9,701	7,409

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,098)	(10,304)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	22,301	33,344
Net change in loans	(54,385)	(15,440)
Proceeds from sale of foreclosed assets	—	1,182
Proceeds from sale of premises and equipment	—	4
Purchases of premises and equipment	(1,347)	(640)

Net cash (used in) provided by investing activities	(34,529)	8,146

Cash flows from financing activities:
Net change in:
Deposits	50,077	19,956
Other borrowings	(549)	(24,404)
Proceeds from issuance of common stock	—	105
Re-issuance of treasury stock	835	182
Dividends paid	(869)	(864)
Excess tax benefits from stock-based compensation	12	—

Net cash provided by (used in) financing activities	49,506	(5,025)

Net increase in cash and cash equivalents	24,678	10,530
Cash and cash equivalents at beginning of period	81,812	32,073

Cash and cash equivalents at end of period	$106,490	$42,603

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and Metro United Bank (“Metro United”), formerly First United Bank, in Texas and California, respectively (collectively, the “Banks”). The Banks are engaged in commercial banking activities through MetroBank’s thirteen branches in the Houston and Dallas, Texas metropolitan areas, and Metro United’s two branches in San Diego and Los Angeles, California. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.
     The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, MCBI Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.
     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Interim period results are not necessarily indicative of results for a full-year period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, shareholders’ equity, or cash flow.
     These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK-BASED COMPENSATION
     The Company issues stock options to employees under the Company’s 1998 Stock Incentive Plan (“Incentive Plan”). The Company also has an employee stock purchase plan (“Purchase Plan”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. Under this method, prior periods are not restated. Under SFAS No. 123R, the Company values unvested stock options granted prior to its adoption of SFAS 123R and expenses these amounts in the income statement over the stock option’s remaining vesting period. In addition, the fair value of options granted subsequent to adoption of this statement are expensed ratably over the vesting period. In 2005, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted. There were 201,200 shares accelerated in 2005 which represented approximately 64% of total outstanding unvested shares as of December 31, 2005. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. No compensation cost was reflected in the income statement for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     The adoption of this statement did not have a significant effect on the Company’s financial statements and, as such, no cumulative effect of change in accounting principle was recorded. For the three and six months ended June 30, 2006, total stock-based compensation cost recognized in the Company’s Condensed Consolidated Statement of Income was $28,000 and $111,000, respectively.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Prior to the adoption of SFAS No. 123R, the Company presented the tax savings from tax deductions resulting from the exercise of stock options as an operating cash flow. SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.
     In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards”. The Company has adopted the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The total tax benefit derived from the windfall associated with the exercise of options was approximately $12,000 for the six months ended June 30, 2006. There was no tax benefit associated with the exercise of options for the three months ended June 30, 2006.
     As required under SFAS No. 123R, the pro forma net income and earnings per share for the three months and six months ended June 30, 2005 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options (in thousands, except per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$2,770	$5,030
Pro forma	2,676	4,843
Stock-based compensation cost, net of income taxes:
As reported	—	—
Pro forma	94	187
Basic earnings per common share:
As reported	0.38	0.70
Pro forma	0.37	0.67
Diluted earnings per common share:
As reported	0.38	0.69
Pro forma	0.37	0.67
     The Company classifies all share-based awards as equity instruments and recognizes the vesting of the awards ratably over their respective terms. As of June 30, 2006, compensation cost not yet recognized for unvested share-based awards were approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.66 years.
     Stock Incentive Plan. The Incentive Plan authorizes the issuance of up to 700,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years unless the applicable award agreement specifies a shorter term. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. No performance shares have been awarded under the Incentive Plan since inception. As of June 30, 2006, there were 116,140 options available for future grant under the Incentive Plan.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     There were 117,000 options granted during the second quarter of 2006. Options granted during the six months ended June 30, 2006 under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months and six months ended June 30, 2006:

	For the Three Months	For the Six Months
Assumptions	Ended June 30, 2006	Ended June 30, 2006
Expected term (in years)	4.55	4.55
Expected stock price volatility	22%	22%
Expected dividend yield	0.80%	0.80%
Risk-free interest rate	4.92%	4.92%

Estimated fair value per option granted	$6.99	$6.99
     The expected term of the options was derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. Expected stock price volatility is based on historical volatility of the Company’s stock that covers a period which corresponds to the expected life of the options. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.
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
     A summary of activity for the Company’s stock options for the six months ended June 30, 2006 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life	Value
Outstanding options at December 31, 2005	449,150	$18.18
Options granted	117,000	26.94
Options exercised	(38,650)	16.12
Options forfeited	(20,000)	24.33

Outstanding options at June 30, 2006	507,500	20.11	5.98	$4,652

Exercisable options at June 30, 2006	297,700	$16.74	4.81	$3,733

     During the three and six months ended June 30, 2006, the total intrinsic value of options exercised was approximately $247,000 and $486,000, respectively. The total intrinsic value of options outstanding and exercisable at June 30, 2006 was $4.7 million and $3.7 million, respectively. No options became vested during the six months ended June 30, 2006.
     Stock Purchase Plan. The Purchase Plan authorizes the offer and sale of up to 200,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan is implemented through ten annual offerings. Each year the Board of Directors determines the number of shares to be offered under the Purchase Plan; provided that in any one year the offering may not exceed 20,000 shares plus any unsubscribed shares from prior years. In 2005, the Compensation Committee recommended, and the Board of Directors approved, changes to the Purchase Plan to (1) include employees of all of the Company’s subsidiaries, rather than employees of MetroBank only, (2) reduce the total value of shares of Common Stock an employee is allowed to purchase in any calendar year from $25,000 to $10,000, (3) allow the Board flexibility in determining the date of each offering, (4) increase the discount on the price per share from 10% to 15%, and (5) modified the payroll deduction period to one year or less.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The offering price per share, subsequent to the changes authorized by the Board of Directors in 2005, is an amount equal to 85% of the closing price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, an employee may purchase a number of whole shares of Common Stock with an aggregate value equal to 20% of the employee’s base salary, but not in excess of $10,000, divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of June 30, 2006, 36,109 shares had been issued under the Purchase Plan since inception. During 2005, 19,097 shares were subscribed to, of which 10,895 shares were issued resulting in 8,202 outstanding shares subscribed at December 31, 2005. Information regarding share activity under the Purchase Plan is as follows:

Number of Subscribed
Shares Outstanding
Outstanding subscribed shares at December 31, 2005	8,202
Subscribed shares issued	(1,471)
Subscribed shares withdrawn from plan	(399)

Outstanding subscribed shares at June 30, 2006	6,332

     The adoption of SFAS No. 123R resulted in a charge to compensation expense under the Purchase Plan that was not material. The Board of Directors has not determined if any shares will be offered in connection with the Purchase Plan in 2006.
3. SECURITIES AVAILABLE-FOR-SALE
     The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of June 30, 2006				As of December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
U.S. Government agencies	$30	$1	$—	$31	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,887	—	(983)	35,904	36,869	—	(526)	36,343
Obligations of state and political subdivisions	15,000	373	—	15,373	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	142,512	37	(5,998)	136,551	162,294	112	(3,974)	158,432
Other debt securities	234	2	(1)	235	292	3	—	295
Investment in ARM and CRA funds	19,560	—	(617)	18,943	19,419	17	(412)	19,024
FHLB/Federal Reserve Bank stock	3,775	—	—	3,775	3,178	—	—	3,178
Investment in subsidiary trust	1,083	—	—	1,083	1,083	—	—	1,083

Total securities	$219,081	$413	$(7,599)	$211,895	$240,329	$683	$(4,912)	$236,100

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table displays the gross unrealized losses and fair value of investments as of June 30, 2006 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U. S. Government sponsored enterprises	$5,267	$(232)	$30,637	$(751)	$35,904	$(983)
Mortgage-backed securities and collateralized mortgage obligations	55,508	(2,130)	79,062	(3,869)	134,570	(5,998)
Other debt securities	59	(1)	—	—	59	(1)
Investment in ARM and CRA funds	4,262	(120)	14,681	(497)	18,943	(617)

Total securities	$65,096	$(2,483)	$124,380	$(5,117)	$189,476	$(7,599)

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

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Allowance for loan losses at beginning of period	$13,729	$10,787	$13,169	$10,501
Provision for loan losses	188	454	446	928
Charge-offs	(1,140)	(954)	(2,237)	(1,194)
Recoveries	128	85	1,527	137

Allowance for loan losses at end of period	$12,905	$10,372	$12,905	$10,372

5. EARNINGS PER COMMON SHARE
     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidulutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the six months ended June 30, 2006, there were 14,866 antidilutive stock options, and for the six months ended June 30, 2005, there were no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the		As of and for the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income available to common shareholders	$3,392	$2,770	$6,623	$5,030

Weighted average common shares outstanding:
Basic	7,263	7,205	7,254	7,200
Shares issuable under stock option plans	135	66	127	82

Diluted	7,398	7,271	7,381	7,282

Earnings per common share:
Basic	$0.47	$0.38	$0.91	$0.70
Diluted	$0.46	$0.38	$0.90	$0.69
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
     The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2006 and December 31, 2005 is presented below (in thousands):

	As of	As of
	June 30, 2006	December 31, 2005
Unfunded loan commitments including unfunded lines of credit	$168,503	$152,190
Standby letters of credit	6,570	4,589
Commercial letters of credit	13,864	6,593
Operating leases	8,419	5,467

Total financial instruments with off-balance sheet risk	$197,356	$168,839

8. OPERATING SEGMENT INFORMATION
     In October 2005, the Company acquired Metro United and continued its operation as a separate subsidiary. As a result of the acquisition, the Company manages its operations and prepares management reports and other information with a primary focus on geographical areas. The Company operates two community banks in distinct geographical areas. Since October 2005, performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the parent company and eliminations of transactions between segments. The accounting policies of the individual operating segments

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
are the same as those of the Company as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
     The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2006 (in thousands):

	For the three months ended June 30, 2006
	MetroBank	Metro United	Other	Consolidated Company
Total interest income	$17,523	$3,696	$16	$21,235
Total interest expense	5,906	1,603	525	8,034

Net interest income	11,617	2,093	(509)	13,201
Provision for loan losses	131	57	—	188

Net interest income after provision for loan losses	11,486	2,036	(509)	13,013
Noninterest income	1,893	69	—	1,962
Noninterest expense	8,079	1,272	303	9,654

Income before income tax provision	5,300	833	(812)	5,321
Provision for income taxes	1,863	333	(267)	1,929

Net income	$3,437	$500	$(545)	$3,392

	For the six months ended June 30, 2006
	MetroBank	Metro United	Other	Consolidated Company
Total interest income	$33,699	$7,034	$33	$40,766
Total interest expense	10,665	3,110	1,045	14,820

Net interest income	23,034	3,924	(1,012)	25,946
Provision for loan losses	336	110	—	446

Net interest income after provision for loan losses	22,698	3,814	(1,012)	25,500
Noninterest income	3,735	146	—	3,881
Noninterest expense	16,069	2,387	709	19,165

Income before income tax provision	10,364	1,573	(1,721)	10,216
Provision for income taxes	3,594	579	(580)	3,593

Net income	$6,770	$994	$(1,141)	$6,623

	As of June 30, 2006
	MetroBank	Metro United	Other	Consolidated Company
Net loans	$665,538	$147,477	$—	$813,015
Assets	978,472	208,074	1,199	1,187,745
Deposits	848,520	165,826	(2,519)	1,011,827
9. NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is in the process of determining the impact of adoption of this statement.
     In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.
     In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Instruments,’ which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.
10. SUBSEQUENT EVENTS
     On August 4, 2006, the Company’s Board of Directors declared a three-for-two common stock split effected in the form of a 50% stock dividend, to be paid on September 1, 2006 to shareholders of record on August 18, 2006. Cash will be paid in lieu of fractional shares.
     The pro forma effect on the consolidated condensed balance sheet as of June 30, 2006 is to reduce additional paid-in capital by $3.6 million and increase common stock by $3.6 million. Common shares outstanding, giving retroactive effect to the stock dividend at June 30, 2006 and December 31, 2005, would have been approximately 10.9 million shares for both periods.
     Pro forma earnings per share for the periods indicated, giving retroactive effect to the stock split, were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Earnings per common share:
Basic – as reported	$0.47	$0.38	$0.91	$0.70
Basic – pro forma	0.31	0.26	0.61	0.47

Diluted – as reported	$0.46	$0.38	$0.90	$0.69
Diluted – pro forma	0.31	0.25	0.60	0.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Special Cautionary Notice Regarding Forward-looking Statements
          The statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Words such as “believe”, “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, are intended to identify these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:
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
Overview
          The Company recorded net income of $3.4 million for the three months ended June 30, 2006, up approximately $622,000 compared with net income of $2.8 million for the same quarter in 2005. The Company’s diluted earnings per share (“EPS”) for the three months ended June 30, 2006 was $0.46, up $0.08 per diluted share compared with diluted EPS of $0.38 for the same quarter in 2005. Net income for the six months ended June 30, 2006 was $6.6 million, up approximately $1.6 million compared with $5.0 million for the same period in 2005. The Company’s diluted EPS for the six months ended June 30, 2005 was $0.90, up $0.21 compared with $0.69 for the same period in 2005.
          Total assets were $1.19 billion at June 30, 2006, up approximately $59.5 million or 5.3% compared with $1.13 billion at December 31, 2005. Investment securities at June 30, 2006 were $211.9 million, down approximately $24.2 million or 10.3% compared with $236.1 million at December 31, 2005. Net loans at June 30, 2006 were $813.0 million, up approximately $54.7 million or 7.2% compared with $758.3 million at December 31, 2005. Total deposits at June 30, 2006 were $1.01 billion, up approximately $50.1 million or 5.2% compared with $961.8 million at December 31, 2005. Other borrowings at June 30, 2006 were $25.5 million, down approximately $549,000 or 2.1% compared with $26.1 million at December 31, 2005. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2006 and 2005 was 1.15% and 1.24%, respectively. The Company’s ROAA for the six months ended June 30, 2006 and 2005 was 1.16% and 1.12%, respectively.
          Shareholders’ equity at June 30, 2006 was $97.1 million compared with $92.2 million at December 31, 2005, an increase of approximately $4.9 million or 5.3%. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2006 and 2005 was 14.06% and 12.62%, respectively. The Company’s ROAE for the six months ended June 30, 2006 and 2005 was 13.95% and 11.59%, respectively.
          On April 28, 2006, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000. On August 4, 2006, the Company’s Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend. As a result of the stock split, shareholders will receive one share of common stock for every two shares they held at the close of business on the record date of August 18, 2006. The stock dividend will be paid on September 1, 2006.
          During the second quarter of 2006, MetroBank opened a branch in Plano, Texas, and executed a lease for a new and larger location of an existing branch in Houston, Texas. In California, Metro United entered into a definitive agreement to purchase certain of the assets (other than loans) and assume certain of the liabilities of a branch in Irvine, which is expected to be completed in the third quarter of 2006. Metro United is also planning to open a loan production office in San Mateo, which is scheduled to open in the third quarter of 2006, pending regulatory approval. In addition, the Company received regulatory approval from the China Banking Regulatory Commission for the Company’s first representative office in Xiamen, China.
Results of Operations
          Net Interest Income and Net Interest Margin. For the three months ended June 30, 2006, net interest income, before the provision for loan losses, was $13.2 million, up approximately $3.5 million or 35.9% compared with $9.7 million for the same quarter in 2005. The increase reflects organic growth in loans and the effect of the Metro United acquisition in October 2005 (see Note 8 – Operating Segment Information). The increase was primarily due to a $7.9 million increase in interest income that was partially offset by a $4.4 million increase in interest expense. Average interest-earning assets for the three months ended June 30, 2006 were $1.11 billion, up approximately $242.6 million or 28.1% compared with $863.3 million for the same quarter in 2005. The weighted average yield on interest-earning assets for the three months ended June 30, 2006 was 7.70%, up 152 basis points compared with 6.18% for the same quarter in 2005. The yield on average earning assets increased primarily due to the Federal Reserve’s eight interest rate increases over the last 12 months. Average interest-bearing liabilities for the three months ended June 30, 2006 were $878.9 million, up approximately $255.2 million or 40.9% compared with $623.6 million for the same quarter in 2005. The weighted average rate paid on interest-bearing liabilities for the three months ended June 30, 2006 was 3.67%, up 136 basis points compared with 2.31% for the same quarter in 2005.
          For the six months ended June 30, 2006, net interest income, before the provision for loan losses, was $25.9 million, up approximately $6.8 million or 35.5% compared with $19.2 million for the same period in 2005. The increase reflects organic growth and the effect of the Metro United acquisition in October 2005. The increase was primarily due to a $14.7 million increase in interest income that was partially offset by a $7.9 million increase in interest expense. Average interest-earning assets for the six months ended June 30, 2006 were $1.09 billion, up approximately $217.9 million or 25.1% compared with $867.4 million for the same period in 2005. The weighted average yield on interest-earning assets for the six months ended June 30, 2005 was 7.57%, up 151 basis points compared with 6.06% for the same period in 2005. Average interest-bearing liabilities for the six months ended June 30, 2006 were $857.7 million, up approximately $221.6 million or 34.8% compared with $636.1 million for the same period in 2005. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2006 was 3.48%, up 128 basis points compared with 2.20% for the same period in 2005.
          The net interest margin for the three months ended June 30, 2006 was 4.79%, up 28 basis points compared with 4.51% for the same quarter in 2005. The increase was primarily the result of an increase in the yield on earning assets of 152 basis points that resulted from higher loan yields. The yield on loans for the second quarter of 2006 was 8.91% up 175 basis points compared with 7.16% for the second quarter of 2005. The increase in net interest margin was partially offset by an increase in the cost of earning assets of 124 basis points.
          The net interest margin for the six months ended June 30, 2006 was 4.82%, up 37 basis points compared with 4.45% for the same period in 2005. The increase was primarily the result of an increase in the yield on earning assets of 151 basis points that resulted from higher loan yields. The yield on loans for the six months ended June 30, 2006 was 8.76%, up 175 basis points compared with 7.01% for the same period of 2005. The increase in net interest margin was partially offset by an increase in the cost of earning assets of 114 basis points.
          Total Interest Income. Total interest income for the three months ended June 30, 2006 was $21.2 million, up approximately $7.9 million or 59.5% compared with $13.3 million for the same period in 2005. Total interest income for the six months ended June 30, 2006 was $40.8 million, up approximately $14.7 million or 56.4% compared with $26.1 million for the same period in 2005. The increase in both periods was primarily the result of the impact of the Metro United acquisition and a higher yield on a higher volume of interest-earning assets.
          The higher interest income for both the three and six months ended June 30, 2006, compared with the same periods in 2005, was primarily the result of an increase in both average earning assets and average yield. The increase in average earning assets came primarily from the result of the impact of the Metro United acquisition and organic loan growth. The yield on average earning assets for the second quarter of 2006 was 7.70% up 152 basis points compared with 6.18% for the second quarter of 2005. The Federal Reserve’s eight interest rate increases over the last 12 months contributed positively to the loan yield. The majority of the Company’s loan portfolio is comprised of variable and adjustable rate loans that benefit the Company during periods of increases in the prime rate.
          Interest Income from Loans. Interest income from loans for the three months ended June 30, 2006 was $17.8 million, up approximately $7.2 million or 67.3% compared with $10.7 million for the same quarter in 2005. The increase was the result of a higher yield on loans and higher volume of loans from the impact of the Metro United acquisition as well as organic growth in the loan portfolio. Average total loans for the three months ended June 30, 2006 were $803.1 million compared with average total loans for the same quarter in 2005 of $596.6 million, an increase of approximately $206.5 million or 34.6%. For the three months ended June 30, 2006, the average yield on total loans was 8.91%, up 175 basis points compared with 7.16% for the same quarter in 2005.
          Interest income from loans for the six months ended June 30, 2006 was $34.3 million, up approximately $13.5 million or 65.3% compared with $20.7 million for the same period in 2005. The increase was primarily the result of the impact of the Metro United acquisition as well as organic growth in the loan portfolio and increases in interest rates. Average total loans for the six months ended June 30, 2006 were $788.1 million compared with average total loans for the same period in 2005 of $596.2 million, an increase of approximately $191.9 million or 32.2%. For the six months ended June 30, 2006, the average yield on total loans was 8.76%, up 175 basis points compared with 7.01% for the same period in 2005.
          Approximately $637.9 million or 76.9% of the loans in the loan portfolio are variable rate loans that reprice as the prime rate moves and are, therefore, sensitive to interest rate movement. At June 30, 2006, the average yield on total loans was approximately 93 basis points above the prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At June 30, 2006 approximately $467.2 million or 56.4% of the total loan portfolio was supported by variable rate loans with interest rate floors. At June 30, 2006, these loans carried a weighted average interest rate of 9.19%. At June 30, 2005, variable rate loans with interest rate floors carried a weighted average interest rate of 7.30% and comprised 81.3% of the total loan portfolio.
          Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended June 30, 2006 was $3.4 million, up approximately $751,000 or 28.3% compared with $2.7 million for the same quarter in 2005. The increase was primarily the result of a higher yield in total investments and the impact of an increase in investments acquired in connection with the Metro United acquisition. Average total investments for the three months ended June 30, 2006, were $302.7 million compared with average total investments for the same quarter in 2005 of $266.7 million, an increase of approximately $36.1 million or 13.5%. For the three months ended June 30, 2006, the average yield on investments was 4.51% compared with 3.99% for the same quarter in 2005, an increase of 52 basis points.

          Interest income from investments for the six months ended June 30, 2006 was $6.5 million, up approximately $1.2 million or 21.8% compared with $5.3 million for the same period in 2005. The increase was primarily the result of a higher yield in total investments and the impact of an increase in investments acquired in connection with the Metro United acquisition. Average total investments for the six months ended June 30, 2006 were $297.2 million compared with average total investments for the same period in 2005 of $271.2 million, an increase of approximately $26.0 million or 9.6%. For the six months ended June 30, 2006, the average yield on investments was 4.42% compared with 3.98% for the same period in 2005, an increase of 44 basis points.
          Total Interest Expense. Total interest expense for the three months ended June 30, 2006 was $8.0 million, up approximately $4.4 million or 123.5% compared with $3.6 million for the same quarter in 2005. Total interest expense for the six months ended June 30, 2006 was $14.8 million, up approximately $7.9 million or 113.9% compared with $6.9 million for the same period in 2005. The increase primarily reflected higher interest rates and an increase in interest-bearing liabilities acquired in connection with the Metro United acquisition, and interest expense paid on the junior subordinated debentures issued in October 2005.
          Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended June 30, 2006 was $7.2 million, up approximately $4.1 million or 131.1% compared with $3.1 million for the same period in 2005. The increase was primarily due to higher interest rates paid for interest-bearing deposits and interest-bearing deposits acquired in connection with the Metro United acquisition. Average interest-bearing deposits for the three months ended June 30, 2006 were $817.0 million compared with average interest-bearing deposits for the same quarter in 2005 of $575.8 million, an increase of $241.2 million or 41.9%. The average interest rate paid on interest-bearing deposits for the three months ended June 30, 2006 was 3.53% compared with 2.17% for the same quarter in 2005, an increase of 136 basis points. The increase in rates primarily reflected the impact of the Federal Reserve’s interest rate increases.
          Interest paid on interest-bearing deposits for the six months ended June 30, 2006 was $13.1 million, up approximately $7.2 million or 123.7% compared with $5.9 million for the same period in 2005. The increase was primarily due to higher interest rates paid for interest-bearing deposits and interest-bearing deposits acquired in connection with the Metro United acquisition. Average interest-bearing deposits for the six months ended June 30, 2006 were $795.4 million compared with average interest-bearing deposits for the same period in 2005 of $579.1 million, an increase of $216.2 million or 37.3%. The average interest rate paid on interest-bearing deposits for the six months ended June 30, 2006 was 3.33% compared with 2.05% for the same period in 2005, an increase of 128 basis points.
          Interest Expense on Junior Subordinated Debentures. Interest paid on junior subordinated debentures for the three and six months ended June 30, 2006 was $525,000 and $1.1 million, respectively. Average junior subordinated debentures for the three and six months ended June 30, 2006 were $36.1 million. The average interest rate paid on junior subordinated debentures for the three and months ended June 30, 2006 was 5.76%. The junior subordinated debentures were issued in October 2005 in connection with the Metro United acquisition, and as such there were none outstanding at June 30, 2005.
          Interest Expense on Other Borrowings. Interest paid on other borrowed funds for the three months ended June 30, 2006 was $316,000, down approximately $166,000 compared with $482,000 for the same period in 2005. The decrease in interest expense was primarily due to payments made on outstanding Federal Home Loan Bank (“FHLB”) advances in the second quarter of 2005. Average other borrowed funds for the three months ended June 30, 2006 were $25.7 million compared with average other borrowed funds for the same quarter in 2005 of $47.8 million, a decrease of $22.1 million. The average interest rate paid on borrowed funds for the three months ended June 30, 2006 was 4.92%, compared with 4.04% for the same quarter in 2005, an increase of 88 basis points.
          Interest paid on other borrowed funds for the six months ended June 30, 2006 was $639,000, down approximately $416,000 compared with $1.1 million for the same period in 2005. The decrease in interest expense was primarily due to payments made on outstanding Federal Home Loan Bank (“FHLB”) advances in the six months ended June 30, 2005. Average other borrowed funds for the six months ended June 30, 2006 were $26.2 million compared with average borrowed funds for the same period in 2005 of $56.9 million, a decrease of $30.8 million. The average interest rate paid on other borrowings for the six months ended June 30, 2006 was 4.92%, compared with 3.74% for the same period in 2005, an increase of 118 basis points.

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

	For The Three Months Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$803,132	$17,831	8.91%	$596,615	$10,657	7.16%
Taxable securities	203,278	2,196	4.33	237,633	2,359	3.98
Tax-exempt securities	15,295	187	4.90	17,161	212	4.96
Federal funds sold and other short-term investments	84,154	1,021	4.87	11,856	82	2.77

Total interest-earning assets	1,105,859	21,235	7.70	863,265	13,310	6.18
Allowance for loan losses	(13,910)			(11,263)

Total interest-earning assets, net of allowance for loan losses	1,091,949			852,002
Noninterest-earning assets	87,442			44,890

Total assets	$1,179,391			$896,892

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,283	222	1.20%	$85,946	172	0.80%
Savings and money market accounts	169,210	1,170	2.77	104,127	255	0.98
Time deposits	573,549	5,801	4.06	385,755	2,685	2.79
Junior subordinated debentures	36,083	525	5.76	—	—	—
Other borrowings	25,746	316	4.92	47,813	482	4.04

Total interest-bearing liabilities	878,871	8,034	3.67	623,641	3,594	2.31

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	188,646			178,249
Other liabilities	15,079			6,968

Total liabilities	1,082,596			808,858

Shareholders’ equity	96,795			88,034

Total liabilities and shareholders’ equity	$1,179,391			$896,892

Net interest income		$13,201			$9,716

Net interest spread			4.04%			3.87%
Net interest margin			4.79%			4.51%

(1)	Annualized.

	For The Six Months Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$788,106	$34,254	8.76%	$596,214	$20,727	7.01%
Taxable securities	208,843	4,460	4.31	243,159	4,781	3.96
Tax-exempt securities	15,986	393	4.96	17,411	430	4.98
Federal funds sold and other short-term investments	72,348	1,659	4.62	10,603	136	2.59

Total interest-earning assets	1,085,283	40,766	7.57	867,387	26,074	6.06

Allowance for loan losses	(13,861)			(11,153)

Total interest-earning assets, net of allowance for loan losses	1,071,422			856,234
Noninterest-earning assets	84,631			46,300

Total assets	$1,156,053			$902,534

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$77,582	391	1.02%	$87,469	347	0.80%
Savings and money market accounts	156,442	1,917	2.47	108,245	466	0.87
Time deposits	561,360	10,828	3.89	383,422	5,060	2.66
Junior subordinated debentures	36,083	1,045	5.76	—	—	—
Other borrowings	26,200	639	4.92	56,949	1,055	3.74

Total interest-bearing liabilities	857,667	14,820	3.48	636,085	6,928	2.20

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	188,706			171,989
Other liabilities	13,968			6,966

Total liabilities	1,060,341			815,040

Shareholders’ equity	95,712			87,494

Total liabilities and shareholders’ equity	$1,156,053			$902,534

Net interest income		$25,946			$19,146

Net interest spread			4.09%			3.86%
Net interest margin			4.82%			4.45%

(1)	Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 vs 2005			2006 vs 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,689	$3,485	$7,174	$6,671	$6,856	$13,527
Taxable securities	(341)	178	(163)	(675)	354	(321)
Tax-exempt securities	(23)	(2)	(25)	(35)	(2)	(37)
Federal funds sold and other short-term investments	500	439	939	792	731	1,523

Total increase in interest income	3,825	4,100	7,925	6,753	7,939	14,692

Interest-bearing liabilities:
Interest-bearing demand deposits	(23)	73	50	(39)	83	44
Savings and money market accounts	159	756	915	207	1,244	1,451
Time deposits	1,307	1,809	3,116	2,348	3,420	5,768
Junior subordinated debentures	525	—	525	1,045	—	1,045
Other borrowings	(222)	56	(166)	(570)	154	(416)

Total increase in interest expense	1,746	2,694	4,440	2,991	4,901	7,892

Increase in net interest income	$2,079	$1,406	$3,485	$3,762	$3,038	$6,800

     Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2006 was $188,000, down approximately $266,000, compared with $454,000 for the same period in 2005. The provision for loan losses for the six months ended June 30, 2006 was $446,000, compared with $928,000 for the same period in 2005. The provision for loan losses decreased for both the three and six months ended June 30, 2006 primarily due to improvement in asset quality as indicated by the decrease in the ratio of net nonperforming assets to total assets from 1.85% at June 30, 2005 to 0.97% at June 30, 2006. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at June 30, 2006 and 2005 was 1.56% and 1.71%, respectively.
     Noninterest Income. Noninterest income for the three months ended June 30, 2006 was $2.0 million, down approximately $52,000 or 2.6% compared with the same three months in 2005. Noninterest income for the six months ended June 30, 2006 was $3.9 million, down approximately $183,000 or 4.5% compared with the same period in 2005. Noninterest income decreased for both the three and six months ended June 30, 2006 primarily due to a decrease in service fees, which was partially offset by increases in other loan-related fees and letters of credit commissions and fees. For the three months ended June 30, 2006, service fees decreased $188,000, loan-related fees increased $52,000, and letters of credit commissions and fees increased $74,000 compared with the same period in 2005. For the six months ended June 30, 2006, service fees decreased $355,000, loan-related fees increased $118,000, and letters of credit commissions and fees increased $103,000 compared with the same period in 2005. Service fees decreased as a result of fewer NSF service charges, an increase in the earnings credit on commercial demand deposit accounts, and a reduction in check cashing fees.
     Noninterest Expenses. Noninterest expenses for the three months ended June 30, 2006 were $9.7 million, up approximately $2.4 million or 32.7% compared with $7.3 million for the same period in 2005. Noninterest expenses for the six months ended June 30, 2006 were $19.2 million, up $4.2 million or 28.2% compared with $15.0 million for the same period in 2005.
     The increase in noninterest expenses, for both the three and six months ended June 30, 2006, was primarily attributable to the addition of noninterest expenses of Metro United, which were approximately $1.3 million for the three months ended June 30, 2006 and $2.4 million for the six months ended June 30, 2006. Salaries and benefits expense for the three months ended June 30, 2006 was $5.3 million, up $1.4 million compared with $3.9 million for the same period in 2005. The increase was primarily due to the staff added in the Metro United acquisition, and an increase in the accrual for performance bonuses and sign-on bonuses paid. Salaries and benefits expense for the six months ended June 30, 2006 was $10.6 million, up $2.6 million compared with $8.0 million for the same period in 2005. The increase was primarily due to the staff added in the Metro United acquisition, severance expenses with respect to one executive officer, and an increase in the accrual for performance bonuses and sign-on bonuses paid. Other noninterest expenses for the three months ended June 30, 2006 was $2.6 million, up $553,000 compared with $2.0 million for the same period in 2005. Other noninterest expenses for the six months ended June 30, 2006 were $5.2 million, up $1.4 million compared with $3.8 million for the same period in 2005. The increase for both the three and six months ended June 30, 2006 was primarily due to an increase in legal expenses and intangible asset amortization. The increase in legal expenses was attributed to $86,000 paid in settlement of early lease terminations related to branch closures and $125,000 incurred with respect to other real estate properties. The increase in other noninterest expenses was partially offset by a $210,000 reclassification from other noninterest expenses to the provision for income taxes as a result of the newly enacted Texas margin tax, which will replace the existing Texas franchise tax in 2007.
     The Company’s efficiency ratio for the three months ended June 30, 2006 was 63.67%, an increase compared with 62.00% for the same quarter in 2005, and was primarily due to an increase in noninterest expenses as related to the increase in legal expenses and intangible asset amortization discussed above. The Company’s efficiency ratio for the six months ended June 30, 2006 was 64.25%, compared with 64.41% for the same period in 2005.
     Income Taxes. Income tax expense for the three months ended June 30, 2006 was $1.9 million, compared with $1.2 million for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was $3.6 million, compared with $2.3 million for the same period in 2005. The Company’s effective tax rate was 36.25% and 30.80% for the three months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate was 35.17% and 31.41% for the six months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate for both the three and six months ended June 30, 2006 is attributed to the effects of the newly enacted Texas margin tax, which will replace the existing Texas franchise tax in 2007, and as a result, the $210,000 Texas franchise tax was reclassified from other noninterest expenses to the provision for income taxes. The effective tax rate is also affected by the amount of tax-exempt income in relation to taxable income.
Financial Condition
     Loan Portfolio. Total loans at June 30, 2006 were $813.0 million, up $54.7 million or 7.2% compared with $758.3 million at December 31, 2005. Compared with the loan level at December 31, 2005, commercial and industrial loans increased $7.2 million and real estate loans increased $49.0 million during the six months ended June 30, 2006. At June 30, 2006 and December 31, 2005, the ratio of total loans to total deposits was 81.63% and 80.22% respectively. At the same dates, total loans represented 69.5% and 68.4% of total assets, respectively.
     The following table summarizes the net loan portfolio of the Company by type of loan:

	As of June 30, 2006		As of December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$339,097	40.90%	$331,869	42.84%
Real estate mortgage
Residential	6,742	0.81	7,739	1.00
Commercial	406,815	49.07	368,508	47.57

	413,557	49.88	376,247	48.57

Real estate construction
Residential	14,608	1.76	12,095	1.56
Commercial	53,589	6.47	44,315	5.72

	68,197	8.23	56,410	7.28

Consumer and other	8,228	0.99	10,172	1.31

Gross loans	829,079	100.00%	774,698	100.00%

Unearned discounts, interest and deferred fees	(3,159)		(3,225)

Total loans	825,920		771,473
Allowance for loan losses	(12,905)		(13,169)

Loans, net	$813,015		$758,304

     Nonperforming Assets. Total nonperforming assets at June 30, 2006 were $13.6 million, a decrease of $5.9 million or 30.4% compared with $19.5 million at December 31, 2005. At June 30, 2006, nonperforming assets primarily consisted of $9.3 million in nonaccrual loans, $91,000 in accruing loans that were 90 days or more past due, and $4.2 million in other real estate. Approximately $4.9 million of the nonaccrual loans are collateralized by real estate, which represented 52.17% of total nonaccrual loans at June 30, 2006. Net nonperforming assets at June 30, 2006 were $11.5 million compared with $17.3 million at December 31, 2005, a decrease of $5.8 million or 33.5%. Other real estate increased $322,000 compared with $3.9 million at December 31, 2005, to $4.2 million at June 30, 2006. The increase was due to one foreclosure in the amount of $420,000, which was partially offset by a $98,000 reduction in fair value of another property.
     The ratios for net nonperforming assets to total loans and other real estate at June 30, 2006 and December 31, 2005 were 1.39% and 2.23%, respectively. The ratios for net nonperforming assets to total assets were 0.97% and 1.53% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.1 million at June 30, 2006 and $2.2 million at December 31, 2005.
     The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company may repurchase any loan that may become classified as nonperforming. The Company’s nonperforming loans may increase during the period of time in which any loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.
     The following table presents information regarding nonperforming assets at the periods indicated:

	As of	As of
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$9,306	$15,606
Accruing loans 90 days or more past due	91	32
Other real estate (“ORE”) and other assets repossessed (“OAR”)	4,188	3,866

Total nonperforming assets	13,585	19,504
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,079)	(2,210)

Total net nonperforming assets	$11,506	$17,294

Total nonperforming assets to total assets	1.14%	1.73%
Total nonperforming assets to total loans and ORE/OAR	1.64%	2.52%
Net nonperforming assets to total assets (1)	0.97%	1.53%
Net nonperforming assets to total loans and ORE/OAR (1)	1.39%	2.23%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.
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

     The following is a summary of loans considered to be impaired as of the dates indicated:

	As of	As of
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$7,773	$11,865
Impaired loans with a SFAS No. 114 valuation reserve	4,308	6,468

Total recorded investment in impaired loans	$12,081	$18,333

Valuation allowance related to impaired loans	$1,627	$1,783
     The average recorded investment in impaired loans during the six months ended June 30, 2006 and the year ended December 31, 2005 was $14.2 million and $20.6 million, respectively. Interest income on impaired loans of $89,000 and $133,000 was recognized for cash payments received during the three and six months ended June 30, 2006, respectively.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2006 and 2005, the allowance for loan losses was $12.9 million and $10.4 million, respectively, or 1.56% and 1.70% of total loans, respectively. At December 31, 2005, the allowance for loan losses was $13.2 million, or 1.71% of total loans. Net charge-offs for the three months ended June 30, 2006 were $1.0 million compared with $869,000 for the same period in 2005. Charge-offs for the three months ended June 30, 2006 primarily resulted from the partial write-down of approximately $1.1 million in loans to a shrimp processing business. The partial write-down had been specifically reserved in a prior period, and was done to adjust the collateral to fair value. Net charge-offs for the six months ended June 30, 2006 were $710,000 compared with $1.1 million for the same period in 2005.
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
     The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s observable market price, (3) an unallocated component that reflects the inherent uncertainty of estimates and unforeseen events that allow MetroBank and Metro United to fully capture probable losses in the loan portfolio, and (4) a reserve for unfunded lending commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and non-performing loans, and charge-offs.
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

     The following table presents an analysis of the allowance for loan losses and other related data:

	As of and for the
	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Average total loans outstanding for the period	$803,132	$596,615

Total loans outstanding at end of period	$825,920	$609,838

Allowance for loan losses at beginning of period	$13,729	$10,787
Provision for loan losses	188	454
Charge-offs:
Commercial and industrial	(1,107)	(889)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer and other	(33)	(65)

Total charge-offs	(1,140)	(954)

Recoveries:
Commercial and industrial	109	58
Real estate mortgage	—	—
Real estate construction	—	—
Consumer and other	19	27

Total recoveries	128	85

Net charge-offs	(1,012)	(869)

Allowance for loan losses at end of period	12,905	10,372

Reserve for unfunded lending commitments at beginning of period	539	288
Provision for unfunded lending commitments	13	46

Reserve for unfunded lending commitments at end of period	552	334

Allowance for credit losses at end of period	$13,457	$10,706

Ratio of net charge-offs to end of period total loans	0.12%	0.14%

	As of and for the
	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Average total loans outstanding for the period	$788,106	$596,214

Total loans outstanding at end of period	$825,920	$609,838

Allowance for loan losses at beginning of period	$13,169	$10,501
Provision for loan losses	446	928
Charge-offs:
Commercial and industrial	(2,104)	(1,014)
Real estate mortgage	(21)	—
Real estate construction	—	(5)
Consumer and other	(112)	(175)

Total charge-offs	(2,237)	(1,194)

Recoveries:
Commercial and industrial	595	105
Real estate mortgage	851	1
Real estate construction	—	—
Consumer and other	81	31

Total recoveries	1,527	137

Net charge-offs	(710)	(1,057)

Allowance for loan losses at end of period	12,905	10,372

Reserve for unfunded lending commitments at beginning of period	546	362
Provision for unfunded lending commitments	6	(28)

Reserve for unfunded lending commitments at end of period	552	334

Allowance for credit losses at end of period	$13,457	$10,706

Ratio of allowance for loan losses to end of period total loans	1.56%	1.70%
Ratio of net charge-offs to end of period total loans	0.09%	0.17%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	137.33%	53.56%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	176.35%	61.69%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.
     Securities. At June 30, 2006, the securities portfolio was $211.9 million, a decrease of $24.2 million or 10.3% compared with $236.1 million at December 31, 2005. The decrease was primarily due to principal payments on tax-free municipal bonds, mortgage-backed securities and collateralized mortgage obligations. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. government sponsored enterprises, and tax-free municipal bonds. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements.
     Deposits. At June 30, 2006, total deposits were $1.01 billion, up $50.1 million or 5.2% compared with $961.8 million at December 31, 2005. Noninterest-bearing demand deposits at June 30, 2006 decreased $3.8 million or 1.9% to $191.6 million compared with $195.4 million at December 31, 2005. Interest-bearing deposits at June 30, 2006 increased $53.9 million or 7.0% to $820.2 million compared with $766.3 million at December 31, 2005. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2006 and December 31, 2005 were 18.9% and 20.3%, respectively.
     Junior Subordinated Debentures. Junior subordinated debentures were $36.1 million at June 30, 2006 and December 31, 2005. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.
     Other Borrowings. Other borrowings at June 30, 2006 were $25.5 million, down approximately 549,000, or 2.1% compared with other borrowings of $26.1 million at December 31, 2005. The Company has two ten-year loans totaling $25.0 million from the FHLB of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB.
     The following table provides an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Federal funds purchased:
at end of period	$—	$—
average during the period	—	11
maximum month-end balance during the period	—	—
FHLB notes:
at end of period	$25,000	$25,000
average during the period	25,497	42,138
maximum month-end balance during the period	25,000	72,500
Interest rate at end of period	4.99%	4.99%
Interest rate during the period	5.05	4.23
Federal Reserve TT&L:
at end of period	$505	$1,054
average during the period	703	705
maximum month-end balance during the period	645	1,054
     Liquidity. The Company’s loan to deposit ratio at June 30, 2006 was 81.63%. As of this same date, the Company had commitments to fund loans in the amount of $168.5 million. At June 30, 2006, the Company had stand-by letters of credit of $6.6 million, for which the Company has recorded a liability of $31,000 at June 30, 2006, for the fair value of the Company’s potential obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit from the FHLB. With its current level of collateral, the Company has the ability to borrow an additional $360.2 million from the FHLB. Additionally, the Company had an unused, unsecured line of credit with a correspondent bank totaling $5.0 million at June 30, 2006.
     Capital Resources. Shareholders’ equity at June 30, 2006 was $97.1 million compared with $92.2 million at December 31, 2005, an increase of approximately $4.9 million. This increase was primarily the combined result of $6.6 million in net income, an increase in accumulated other comprehensive loss of $1.8 million, and an increase in additional paid-in capital of $623,000 due to the effect of dividend reinvestment and stock-based compensation expense, partially offset by dividend payments of approximately $869,000.

     The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of June 30, 2006 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	June 30, 2006
The Company
Leverage ratio	4.00	%(1)	N/A %	9.03%
Tier 1 risk-based capital ratio	4.00		N/A	11.20
Risk-based capital ratio	8.00		N/A	13.51
MetroBank
Leverage ratio	4.00	%(2)	5.00%	9.52%
Tier 1 risk-based capital ratio	4.00		6.00	11.81
Risk-based capital ratio	8.00		10.00	13.06
Metro United Bank
Leverage ratio	4.00	%(3)	5.00%	9.87%
Tier 1 risk-based capital ratio	4.00		6.00	12.18
Risk-based capital ratio	8.00		10.00	13.44

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.

(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2006 Annual Meeting of Shareholders was held on April 28, 2006. At the meeting, the shareholders considered and acted upon the proposals listed below.
     1. May P. Chu, John Lee, Edward A. Monto, and Don J. Wang were elected as Class II directors, and John E. Peterson, Jr. was elected as a Class III director. The Class II directors were elected to serve until the Company’s 2009 annual meeting of shareholders and the Class III director was elected to serve until the Company’s 2007 annual meeting of shareholders, and each until their successors are duly elected and qualified. The vote’s cast with respect to each director were as follows:

Director	For	Withheld
Class II
May P. Chu	5,472,926	36,954
John Lee	5,472,926	36,954
Edward A. Monto	5,503,380	6,500
Don J. Wang	5,472,926	36,954
Class III
John E. Peterson, Jr.	5,503,380	6,500
     The following Class I and Class III directors continued in office after the 2006 Annual Meeting of Shareholders: Tiong Loi Ang, Helen F. Chen, Tommy F. Chen, Shirley L. Clayton, George M. Lee, Charles L. Roff, David Tai, Joe Ting, and Daniel B. Wright.
     2. The shareholders approved an amendment to the Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. A total of 4,425,774 shares were voted in favor of the proposal, 1,083,505 shares were voted against the proposal and 600 shares abstained from voting on the proposal.
     3. The shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the independent registered public accounting firm to audit the financial statements of the Company for the year ending December 31, 2006. A total of 5,382,588 shares were voted in favor of the proposal, 126,692 shares were voted against the proposal and 600 shares abstained from voting on the proposal.

Item 5. Other Information
     Not applicable

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
3.1	— Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	— Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	— Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	— Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	— Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements on Page 10 of this Form 10-Q.

31.1*	— Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	— Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	— Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	— Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date: August 9, 2006	By:	/s/ George M. Lee
George M. Lee
Chief Executive Officer (principal executive officer)

Date: August 9, 2006	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
3.1	—	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	—	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	—	Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements on Page 10 of this Form 10-Q.

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.