Form 10-Q
period 2006-09-30
METROCORP BANCSHARES INC
filed 2006-11-08
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 2, 2006, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,931,143.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$24,870	$28,213
Federal funds sold and other short-term investments	122,507	53,599

Total cash and cash equivalents	147,377	81,812
Securities available-for-sale, at fair value	194,037	236,100
Loans, net of allowance for loan losses of $11,852 and $13,169, respectively	828,420	758,304
Accrued interest receivable	5,000	4,835
Premises and equipment, net	7,283	6,196
Goodwill	21,827	21,607
Core deposit intangibles	1,238	1,428
Customers’ liability on acceptances	5,894	3,148
Foreclosed assets, net	6,038	3,866
Other assets	8,987	10,908

Total assets	$1,226,101	$1,128,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$190,228	$195,422
Interest-bearing	854,003	766,328

Total deposits	1,044,231	961,750
Junior subordinated debentures	36,083	36,083
Other borrowings	26,032	26,054
Accrued interest payable	1,405	1,126
Acceptances outstanding	5,894	3,148
Other liabilities	10,370	7,815

Total liabilities	1,124,015	1,035,976

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares and 7,329,977 shares issued and 10,927,155 shares and 7,232,239 shares outstanding at September 30, 2006 and December 31, 2005, respectively	10,995	7,330
Additional paid-in capital	25,759	28,576
Retained earnings	68,885	60,023
Accumulated other comprehensive loss	(3,027)	(2,783)
Treasury stock, at cost	(526)	(918)

Total shareholders’ equity	102,086	92,228

Total liabilities and shareholders’ equity	$1,226,101	$1,128,204

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$19,103	$11,552	$53,357	$32,279
Securities:
Taxable	2,113	2,382	6,573	7,163
Tax-exempt	179	211	572	641
Federal funds sold and other short-term investments	1,171	207	2,830	343

Total interest income	22,566	14,352	63,332	40,426

Interest expense:
Time deposits	6,665	3,214	17,493	8,274
Demand and savings deposits	1,442	636	3,750	1,449
Other borrowings	318	365	957	1,420
Junior subordinated debentures	532	—	1,577	—

Total interest expense	8,957	4,215	23,777	11,143

Net interest income	13,609	10,137	39,555	29,283
Provision for loan losses	114	468	560	1,396

Net interest income after provision for loan losses	13,495	9,669	38,995	27,887

Noninterest income:
Service fees	1,397	1,711	4,303	4,972
Loan-related fees	212	168	647	485
Letters of credit commissions and fees	219	145	597	420
Other noninterest income	75	63	237	274

Total noninterest income	1,903	2,087	5,784	6,151

Noninterest expenses:
Salaries and employee benefits	5,455	4,225	16,077	12,229
Occupancy and equipment	1,907	1,424	5,109	4,160
Foreclosed assets, net	52	(67)	213	357
Other noninterest expense	2,406	2,066	7,586	5,851

Total noninterest expenses	9,820	7,648	28,985	22,597

Income before provision for income taxes	5,578	4,108	15,794	11,441
Provision for income taxes	2,032	1,272	5,625	3,575

Net income	$3,546	$2,836	$10,169	$7,866

Earnings per common share*:
Basic	$0.32	$0.26	$0.93	$0.73
Diluted	$0.32	$0.26	$0.92	$0.72
Weighted average shares outstanding*:
Basic	10,924	10,814	10,895	10,805
Diluted	11,153	10,968	11,097	10,938

Dividends per common share*	$0.04	$0.04	$0.12	$0.12

*	The share and per share information presented above has been adjusted retroactively for the 3-for-2 stock split effected in the form of a 50% stock dividend on September 1, 2006.
See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$3,546	$2,836	$10,169	$7,866
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	1,567	(891)	(236)	(2,188)
Less: reclassification adjustment for gain included in net income	6	—	8	—

Other comprehensive income (loss)	1,561	(891)	(244)	(2,188)

Total comprehensive income	$5,107	$1,945	$9,925	$5,678

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Loss	At Cost	Total
Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228
Re-issuance of treasury stock	53	—	579	—	—	392	971
Stock-based compensation expense recognized in earnings	—	—	257	—	—	—	257
Tax benefit related to stock- based compensation	—	—	12	—	—	—	12
3-for-2 stock split in the form of a 50% stock dividend	3,642	3,665	(3,665)	—	—	—	—
Net income	—	—	—	10,169	—	—	10,169
Other comprehensive loss	—	—	—	—	(244)	—	(244)
Cash dividends ($0.12 per share)	—	—	—	(1,307)	—	—	(1,307)

Balance at September 30, 2006	10,927	$10,995	$25,759	$68,885	$(3,027)	$(526)	$102,086

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,169	$7,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,044	1,031
Provision for loan losses	560	1,396
Gain on sale or call of securities, net	(11)	—
Loss on foreclosed assets	98	316
Loss on sale and disposal of premises and equipment	—	100
Amortization of premiums and discounts on securities	64	189
Amortization of deferred loan fees and discounts	(1,880)	(1,351)
Amortization of core deposit intangibles	360	—
Stock-based compensation	257	—
Excess tax benefits from stock-based compensation	(12)	—
Changes in:
Accrued interest receivable	(165)	(194)
Other assets	2,143	(633)
Accrued interest payable	203	31
Other liabilities	2,566	3,036

Net cash provided by operating activities	15,396	11,787

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,183)	(26,953)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	42,664	51,029
Net change in loans	(71,065)	(19,308)
Proceeds from sale of foreclosed assets	—	2,450
Proceeds from sale of premises and equipment	—	4
Purchases of premises and equipment	(1,911)	(884)
Cash obtained from acquisition, net of cash paid	17,065	—

Net cash (used in) provided by investing activities	(14,430)	6,338

Cash flows from financing activities:
Net change in:
Deposits	64,945	33,494
Other borrowings	(22)	(16,815)
Proceeds from issuance of common stock	—	109
Re-issuance of treasury stock	971	273
Dividends paid	(1,307)	(1,296)
Excess tax benefits from stock-based compensation	12	—

Net cash provided by financing activities	64,599	15,765

Net increase in cash and cash equivalents	65,565	33,890
Cash and cash equivalents at beginning of period	81,812	32,073

Cash and cash equivalents at end of period	$147,377	$65,963

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) in Texas, and Metro United Bank (“Metro United”) in California (collectively, the “Banks”). The Banks are engaged in commercial banking activities through MetroBank’s thirteen branches in the Houston and Dallas, Texas metropolitan areas, and Metro United’s three branches in the greater San Diego and Los Angeles, California metropolitan areas, and one loan production office in San Mateo, California. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.
     The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly-owned subsidiary, MCBI Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.
     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005, changes in shareholders’ equity for the nine months ended September 30, 2006, and cash flows for the nine months ended September 30, 2006 and 2005. Interim period results are not necessarily indicative of results for a full-year period. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. STOCK SPLIT
     On August 4, 2006, the Company’s Board of Directors approved a three-for-two stock split of the common stock effected in the form of a 50% stock dividend that was paid on September 1, 2006 to holders of record as of August 18, 2006. Cash was paid in lieu of fractional shares.
     The Company retained the current par value of $1.00 per share for all shares of common stock. All references in the financial statements regarding share data and shareholders’ equity have been adjusted to reflect the effect of the stock split for all periods presented, except those on the Balance Sheet and the Statement of Changes in Shareholders’ Equity as of December 31, 2005. As of September 30, 2006, shareholders’ equity reflects the stock split by a reduction in additional paid-in capital of $3.7 million and an increase common stock of $3.7 million.
3. ACQUISITION
     On September 8, 2006, Metro United completed its acquisition of a branch of Omni Bank, N.A. (the “Branch”) located in Irvine, California. In connection with the acquisition, Metro United purchased certain assets, excluding loans, and assumed certain liabilities for a cash purchase price of $500,000. The addition of the Branch extends Metro United’s presence in the California market. The acquisition was accounted for as a business combination. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
estimated fair value of the net assets acquired was recorded as goodwill, which is not expected to be deductible for tax purposes. The results of operations for this acquisition are included in the Company’s financial results beginning September 9, 2006. Pro forma results for the two years preceding the acquisition are not material and as a result have not been presented.
          The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Cash	$17,603
Premises and equipment, net	220
Goodwill	220
Core deposit intangibles	170
Other assets	9
Deposits	(17,536)
Accrued interest payable	(76)
Deferred taxes and other liabilities	(72)

Purchase price including capitalized costs	$538

4. STOCK-BASED COMPENSATION
          The Company issues stock options to employees under the Company’s 1998 Stock Incentive Plan (“Incentive Plan”). The Company also has an employee stock purchase plan (“Purchase Plan”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. Under this method, prior periods are not restated. Under SFAS No. 123R, the Company values unvested stock options granted prior to its adoption of SFAS 123R and expenses these amounts in the income statement over the stock option’s remaining vesting period. In addition, the fair value of options granted subsequent to adoption of this statement are expensed ratably over the vesting period. In 2005, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted. There were 301,800 shares accelerated in 2005 which represented approximately 64% of total outstanding unvested shares as of December 31, 2005. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. No compensation cost was reflected in the income statement for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
          The adoption of this statement did not have a material effect on the Company’s financial statements and, as such, no cumulative effect of change in accounting principle was recorded. For the three and nine months ended September 30, 2006, total stock-based compensation cost recognized in the Company’s Condensed Consolidated Statements of Income was $146,000 and $257,000, respectively.
          Prior to the adoption of SFAS No. 123R, the Company presented the tax savings from tax deductions resulting from the exercise of stock options as an operating cash flow. SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.
          In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards”. The Company has adopted the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of stock-based compensation awards that are

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
outstanding upon adoption of SFAS No. 123R. The total tax benefit derived from the windfall associated with the exercise of non-qualified options was approximately $12,000 for the nine months ended September 30, 2006. There were no such options exercised for the three months ended September 30, 2006.
          As required under SFAS No. 123R, the pro forma net income and earnings per share for the three and nine months ended September 30, 2005 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income:
As reported	$2,836	$7,866
Pro forma	2,742	7,585
Stock-based compensation cost, net of income taxes:
As reported	—	—
Pro forma	94	281
Basic earnings per common share:
As reported	0.26	0.73
Pro forma	0.25	0.70
Diluted earnings per common share:
As reported	0.26	0.72
Pro forma	0.25	0.69
          The Company classifies all share-based awards as equity instruments and recognizes the vesting of the awards ratably over their respective terms. As of September 30, 2006, compensation cost not yet recognized for unvested share-based awards was approximately $1.5 million, which is expected to be recognized over a weighted average period of 1.53 years.
          Stock Incentive Plan. The Incentive Plan authorizes the issuance of up to 1,050,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years unless the applicable award agreement specifies a shorter term. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. No performance shares have been awarded under the Incentive Plan since inception. As of September 30, 2006, there were 111,710 options available for future grant under the Incentive Plan.
          There were 62,500 and 238,000 options granted during the three and nine months ended September 30, 2006, respectively. Options granted during the nine months ended September 30, 2006 under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three and nine months ended September 30, 2006:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
Assumptions	2006	2006
Expected term (in years)	4.55	4.55
Expected stock price volatility	23.54%	22.73%
Expected dividend yield	0.80%	0.80%
Risk-free interest rate	5.01%	4.94%

Estimated fair value per option granted	$5.58	$4.90

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
          A summary of activity for the Company’s stock options for the nine months ended September 30, 2006 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Life	(in thousands)
Outstanding options at December 31, 2005	673,725	$12.12
Options granted	238,000	18.71
Options exercised	(60,225)	10.55
Options forfeited	(30,000)	16.22

Outstanding options at September 30, 2006	821,500	13.99	5.81	$7,144

Exercisable options at September 30, 2006	468,150	$11.37	5.28	$6,300

          During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised was approximately $36,000 and $522,000, respectively. The total intrinsic value of options outstanding and exercisable at September 30, 2006 was $7.1 million and $6.3 million, respectively. There were 24,300 options which vested during the nine months ended September 30, 2006.
          Stock Purchase Plan. The Purchase Plan authorizes the offer and sale of up to 300,000 shares of Common Stock to employees of the Company and its subsidiaries. The Purchase Plan is implemented through ten annual offerings. Each year the Board of Directors determines the number of shares that may be offered under the Purchase Plan; provided that in any one year the offering may not exceed 30,000 shares plus any unsubscribed shares from prior years. In 2005, the Compensation Committee recommended, and the Board of Directors approved, changes to the Purchase Plan to (1) include employees of all of the Company’s subsidiaries, rather than employees of MetroBank only, (2) reduce the total value of shares of Common Stock an employee is allowed to purchase in any calendar year from $25,000 to $10,000, (3) allow the Board flexibility in determining the date of each offering, (4) increase the discount on the price per share from 10% to 15%, and (5) modify the payroll deduction period to one year or less.
          The offering price per share, subsequent to the changes authorized by the Board of Directors in 2005, is an amount equal to 85% of the closing price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, an employee may purchase a number of whole shares of Common Stock with an aggregate value equal to 20% of the employee’s base salary, but not in excess of $10,000, divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of September 30, 2006, 56,542 shares had been issued under the Purchase Plan since inception. During 2005, 28,646 shares were subscribed to, of which 16,343 shares were issued. Information regarding share activity under the Purchase Plan for the nine months ended September 30, 2006 is as follows:

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Number of Subscribed
Shares Outstanding
Outstanding subscribed shares at December 31, 2005	12,303
Subscribed shares issued	(4,584)
Subscribed shares withdrawn from plan	(599)
Fractional shares adjustment	(3)

Outstanding subscribed shares at September 30, 2006	7,117

          The adoption of SFAS No. 123R resulted in a charge to compensation expense under the Purchase Plan that was not material. The Board of Directors has determined that no new shares will be offered in connection with the Purchase Plan in 2006.
5. SECURITIES AVAILABLE-FOR-SALE
          The amortized cost and approximate fair value of securities classified as available-for-sale is as follows:

	As of September 30, 2006				As of December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
U.S. Government agencies	$29	$1	$—	$30	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,896	—	(594)	36,302	36,869	—	(526)	36,343
Obligations of state and political subdivisions	7,425	186	—	7,611	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	129,760	48	(3,968)	125,840	162,294	112	(3,974)	158,432
Other debt securities	182	2	(1)	183	292	3	—	295
Investment in ARM and CRA funds	19,609	—	(432)	19,177	19,419	17	(412)	19,024
FHLB/Federal Reserve Bank stock	3,811	—	—	3,811	3,178	—	—	3,178
Investment in subsidiary trust	1,083	—	—	1,083	1,083	—	—	1,083

Total securities	$198,795	$237	$(4,995)	$194,037	$240,329	$683	$(4,912)	$236,100

          The following table displays the gross unrealized losses and fair value of investments as of September 30, 2006 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U. S. Government sponsored enterprises.	$—	$—	$36,302	$(594)	$36,302	$(594)
Mortgage-backed securities and collateralized mortgage obligations	36,655	(798)	85,023	(3,170)	121,678	(3,968)
Other debt securities	45	(1)	—	—	45	(1)
Investment in ARM and CRA funds	4,417	(15)	14,761	(417)	19,178	(432)

Total securities	$41,117	$(814)	$136,086	$(4,181)	$177,203	$(4,995)

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Declines in the fair value of individual securities below their cost that are other than temporary would result in realized losses as the individual securities are written down to their fair value. Management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses should be considered other than temporary.
6. ALLOWANCE FOR LOAN LOSSES
          The following table presents an analysis of the allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(In thousands)
Allowance for loan losses at beginning of period	$12,905	$10,372	$13,169	$10,501
Provision for loan losses	114	468	560	1,396
Charge-offs	(1,251)	(72)	(3,488)	(1,266)
Recoveries	84	38	1,611	175

Allowance for loan losses at end of period	$11,852	$10,806	$11,852	$10,806

7. EARNINGS PER COMMON SHARE
          Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, as well as common stock offered under the Stock Purchase Plan, may be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the nine months ended September 30, 2006, there were 42,392 antidilutive stock options, and for the nine months ended September 30, 2005, there were no antidilutive stock options. The number of potentially dilutive common shares is determined using the treasury stock method. The following table provides a reconciliation of income available to common shareholders and the average number of shares outstanding for the periods below:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(In thousands, except per share amounts)
Net income available to common shareholders	$3,546	$2,836	$10,169	$7,866

Weighted average common shares outstanding:
Basic	10,924	10,814	10,895	10,805
Shares issuable under stock option and purchase plans	229	154	202	133

Diluted	11,153	10,968	11,097	10,938

Earnings per common share:
Basic	$0.32	$0.26	$0.93	$0.73
Diluted	$0.32	$0.26	$0.92	$0.72
8. LITIGATION
          The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. OFF-BALANCE SHEET ACTIVITIES
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
          The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2006 and December 31, 2005 is presented below (in thousands):

	As of	As of
	September 30, 2006	December 31, 2005
Unfunded loan commitments including unfunded lines of credit	$202,529	$152,190
Standby letters of credit	7,542	4,589
Commercial letters of credit	12,437	6,593
Operating leases	10,045	5,467

Total financial instruments with off-balance sheet risk	$232,553	$168,839

10. OPERATING SEGMENT INFORMATION
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
          The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2006 (in thousands):

	For the three months ended September 30, 2006
				Consolidated
	MetroBank	Metro United	Other	Company
Total interest income	$18,429	$4,119	$18	$22,566
Total interest expense	6,442	1,983	532	8,957

Net interest income	11,987	2,136	(514)	13,609
Provision for loan losses	105	9	—	114

Net interest income after provision for loan losses	11,882	2,127	(514)	13,495
Noninterest income	1,818	85	—	1,903
Noninterest expense	8,387	1,715	(282)	9,820

Income before income tax provision	5,313	497	(232)	5,578
Provision for income taxes	1,881	227	(76)	2,032

Net income	$3,432	$270	$(156)	$3,546

METROCORP BANCSHARES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2006
				Consolidated
	MetroBank	Metro United	Other	Company
Total interest income	$52,128	$11,153	$51	$63,332
Total interest expense	17,107	5,093	1,577	23,777

Net interest income	35,021	6,060	(1,526)	39,555
Provision for loan losses	441	119	—	560

Net interest income after provision for loan losses	34,580	5,941	(1,526)	38,995
Noninterest income	5,553	231	—	5,784
Noninterest expense	24,456	4,102	427	28,985

Income before income tax provision	15,677	2,070	(1,953)	15,794
Provision for income taxes	5,475	806	(656)	5,625

Net income	$10,202	$1,264	$(1,297)	$10,169

	As of September 30, 2006
				Consolidated
	MetroBank	Metro United	Other	Company
Net loans	$671,467	$156,953	$—	$828,420
Assets	975,177	249,727	1,197	1,226,101
Deposits	840,229	206,505	(2,503)	1,044,231
11. NEW ACCOUNTING PRONOUNCEMENTS
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact of adoption of this statement.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006. Adoption of this bulletin is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is in the process of determining the impact of adoption of this statement.
          In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued and is applicable to all financial statements issued by the

Company after January 1, 2007. Adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.
          In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments”, which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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
Overview
          The Company recorded net income of $3.5 million for the three months ended September 30, 2006, up approximately $710,000 compared with net income of $2.8 million for the same quarter in 2005. The Company’s diluted earnings per share (“EPS”) for the three months ended September 30, 2006 was $0.32, up $0.06 per diluted share compared with diluted EPS of $0.26 for the same quarter in 2005. Net income for the nine months ended September 30, 2006 was $10.2 million, up approximately $2.3 million compared with $7.9 million for the same period in 2005. The Company’s diluted EPS for the nine months ended September 30, 2006 was $0.92 up $0.20 compared with $0.72 for the same period in 2005.
          Total assets were $1.23 billion at September 30, 2006, up approximately $97.9 million or 8.7% compared with $1.13 billion at December 31, 2005. Investment securities at September 30, 2006 were $194.0 million, down approximately $42.1 million or 17.8% compared with $236.1 million at December 31, 2005. Net loans at September 30, 2006 were $828.4 million, up approximately $70.1 million or 9.3% compared with $758.3 million at December 31, 2005. Total deposits at September 30, 2006 were $1.04 billion, up approximately $82.5 million or 8.6% compared with $961.8 million at December 31, 2005. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2006 and 2005 was 1.17% and 1.22%, respectively. The Company’s ROAA for both the nine months ended September 30, 2006 and 2005 was 1.16%.
          Shareholders’ equity at September 30, 2006 was $102.1 million compared with $92.2 million at December 31, 2005, an increase of approximately $9.9 million or 10.7%. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2006 and 2005 was 14.05% and 12.48%, respectively. The Company’s ROAE for the nine months ended September 30, 2006 and 2005 was 13.99% and 11.90%, respectively.
          On August 4, 2006 the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend. As a result of the stock split, shareholders received one share of common stock for every two shares they held at the close of business on the record date of August 18, 2006. The stock dividend was paid on September 1, 2006. All references in the financial statements regarding share data and shareholders’ equity have been adjusted to reflect the effect of the stock split for all periods presented, except those in the Balance Sheet and the Statement of Changes in Shareholders’ Equity as of December 31, 2005. As of September 30, 2006, shareholders’ equity reflects the stock split by a reduction in additional paid-in capital of $3.7 million and an increase common stock of $3.7 million.
          During the third quarter of 2006, the Company expanded its presence in other cities. Metro United completed the acquisition and integration of the Irvine, California branch that was acquired from Omni Bank, N.A. and opened a loan production office in San Mateo, which is expected to become a full service branch in the fourth quarter of 2006. Metro United also entered into a lease for a location in the City of Industry, California which will have the capacity to serve as another branch in the future. In addition to California, the Company completed the staffing and leasing of office space for the representative office in Xiamen, China, and expects to commence operations during the fourth quarter of 2006. Technology alliances were also formed with two companies that management believes can provide state of the art on-line products to support the Company’s growth and enhance customer service in terms of new products.
Results of Operations
          Net Interest Income and Net Interest Margin. For the three months ended September 30, 2006, net interest income, before the provision for loan losses, was $13.6 million, up approximately $3.5 million or 34.3% compared with $10.1 million for the same quarter in 2005. The increase was primarily due to the effect of the Metro United acquisition in October 2005 (see Note 10 – Operating Segment Information), and organic growth in loans. The increase reflects a $8.2 million increase in interest income that was partially offset by a $4.7 million increase in interest expense. Average interest-earning assets for the three months ended September 30, 2006 were $1.13 billion, up approximately $251.8 million or 28.6% compared with $880.2 million for the same quarter in 2005. The weighted average yield on interest-earning assets for the three months ended September 30, 2006 was 7.91%, up 144 basis points compared with 6.47% for the same quarter in 2005. The yield on average earning assets increased primarily due to the Federal Reserve’s six interest rate increases over the last 12 months. Average interest-bearing liabilities for the three months ended September 30, 2006 were $895.5 million, up approximately $250.2 million or 38.8% compared with $645.3 million for the same quarter in 2005. The weighted average rate paid on interest-bearing liabilities for the three months ended September 30, 2006 was 3.97%, up 138 basis points compared with 2.59% for the same quarter in 2005.
          For the nine months ended September 30, 2006, net interest income, before the provision for loan losses, was $39.6 million, up approximately $10.3 million or 35.1% compared with $29.3 million for the same period in 2005. The increase was primarily due to organic growth and the effect of the Metro United acquisition in October 2005. The increase reflects a $22.9 million increase in interest income that was partially offset by a $12.6 million increase in interest expense. Average interest-earning assets for the nine months ended September 30, 2006 were $1.10 billion, up approximately $229.3 million or 26.3% compared with $871.7 million for the same period in 2005. The weighted average yield on interest-earning assets for the nine months ended September 30, 2006 was 7.69%, up 149 basis points compared with 6.20% for the same period in 2005. Average interest-bearing liabilities for the nine months ended September 30, 2006 were $870.4 million, up approximately $231.2 million or 36.2% compared with $639.2 million for the same period in 2005. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2006 was 3.65%, up 132 basis points compared with 2.33% for the same period in 2005.
          The net interest margin for the three months ended September 30, 2006 was 4.77%, up 20 basis points compared with 4.57% for the same quarter in 2005. The increase was primarily the result of an increase in the yield on earning assets of 144 basis points that resulted from higher loan yields. The yield on loans for the third quarter of 2006 was 9.09% up 149 basis points compared with 7.60% for the third quarter of 2005. The increase in net interest margin was partially offset by an increase in the cost of earning assets of 124 basis points.
          The net interest margin for the nine months ended September 30, 2006 was 4.80%, up 31 basis points compared with 4.49% for the same period in 2005. The increase was primarily the result of an increase in the yield on earning assets of 149 basis points that resulted from higher loan yields. The yield on loans for the nine months ended September 30, 2006 was 8.88%, up 167 basis points compared with 7.21% for the same period of 2005. The increase in net interest margin was partially offset by an increase in the cost of earning assets of 118 basis points.
          Total Interest Income. Total interest income for the three months ended September 30, 2006 was $22.6 million, up approximately $8.2 million or 57.2% compared with $14.4 million for the same period in 2005. Total interest income for the nine months ended September 30, 2006 was $63.3 million, up approximately $22.9 million or 56.7% compared with $40.4 million for the same period in 2005.
          The higher interest income for both the three and nine months ended September 30, 2006, compared with the same periods in 2005, was primarily the result of an increase in both average earning assets and average yield. The increase in average earning assets came primarily from the Metro United acquisition and organic loan growth. The yield on average earning assets for the third quarter of 2006 was 7.91% up 144 basis points compared with 6.47% for the third quarter of 2005. The Federal Reserve’s six interest rate increases over the last 12 months contributed positively to the loan yield. The majority of the Company’s loan portfolio is comprised of variable and adjustable rate loans that benefit the Company during periods of increases in the prime rate.
          Interest Income from Loans. Interest income from loans for the three months ended September 30, 2006 was $19.1 million, up approximately $7.5 million or 65.4% compared with $11.6 million for the same quarter in 2005. The increase was the result of a higher yield on loans and higher volume of loans from the impact of the Metro United acquisition as well as organic growth in the loan portfolio. Average total loans for the three months ended September 30, 2006 were $833.9 million compared with average total loans for the same quarter in 2005 of $603.2 million, an increase of approximately $230.7 million or 38.3%. For the three months ended September 30, 2006, the average yield on total loans was 9.09%, up 149 basis points compared with 7.60% for the same quarter in 2005.
          Interest income from loans for the nine months ended September 30, 2006 was $53.4 million, up approximately $21.1 million or 65.3% compared with $32.3 million for the same period in 2005. The increase was primarily the result of the impact of the Metro United acquisition as well as organic growth in the loan portfolio and increases in interest rates. Average total loans for the nine months ended September 30, 2006 were $803.6 million compared with average total loans for the same period in 2005 of $598.6 million, an increase of approximately $205.0 million or 34.2%. For the nine months ended September 30, 2006, the average yield on total loans was 8.88%, up 167 basis points compared with 7.21% for the same period in 2005.
          Approximately $640.0 million or 75.9% of the loans in the loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates. At September 30, 2006, the average yield on total loans was approximately 84 basis points above the prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At September 30, 2006, approximately $473.3 million in loans or 56.1% of the total loan portfolio were variable rate loans with interest rate floors. At September 30, 2006, these loans carried a weighted average interest rate of 9.16%. At September 30, 2005, variable rate loans with interest rate floors carried a weighted average interest rate of 7.88% and comprised 69.7% of the total loan portfolio.
          Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended September 30, 2006 was $3.5 million, up approximately $663,000 or 23.7% compared with $2.8 million for the same quarter in 2005. The increase was primarily the result of a higher yield on total investments and additional investments acquired in connection with the Metro United acquisition. Average total investments for the three months ended September 30, 2006 were $298.1 million compared with average total investments for the same quarter in 2005 of $277.0 million, an increase of approximately $21.1 million or 7.6%. For the three months ended September 30, 2006, the average yield on investments was 4.61% compared with 4.01% for the same quarter in 2005, an increase of 60 basis points.
          Interest income from investments for the nine months ended September 30, 2006 was $10.0 million, up approximately $1.8 million or 22.4% compared with $8.2 million for the same period in 2005. The increase was primarily the result of a higher yield in total investments and additional investments acquired in connection with the Metro United acquisition. Average total investments for the nine months ended September 30, 2006 were $297.4 million compared with average total investments for the same quarter in 2005 of $273.1 million, an increase of approximately $24.3 million or 8.9%. For the nine months ended September 30, 2006, the average yield on investments was 4.48% compared with 3.99% for the same quarter in 2005, an increase of 49 basis points.
          Total Interest Expense. Total interest expense for the three months ended September 30, 2006 was $9.0 million, up approximately $4.8 million or 112.5% compared with $4.2 million for the same quarter in 2005. Total interest expense for the nine months ended September 30, 2006 was $23.7 million, up approximately $12.6 million or 113.4% compared with $11.1 million for the same period in 2005. The increase primarily reflected higher interest rates and an increase in interest-bearing liabilities acquired in connection with the Metro United acquisition, and interest expense paid on the junior subordinated debentures issued in October 2005.
          Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended September 30, 2006 was $8.1 million, up approximately $4.2 million or 110.6% compared with $3.9 million for the same period in 2005. The increase was primarily due to higher interest rates paid for interest-bearing deposits and interest-bearing deposits acquired in connection with the Metro United acquisition. Average interest-bearing deposits for the three months ended September 30, 2006 were $833.8 million compared with average interest-bearing deposits for the same quarter in 2005 of $614.3 million, an increase of $219.5 million or 35.7%. The average interest rate paid on interest-bearing deposits for the three months ended September 30, 2006 was 3.86% compared with 2.49% for the same quarter in 2005, an increase of 137 basis points. The increase in rates primarily reflected the impact of the Federal Reserve’s interest rate increases.
          Interest paid on interest-bearing deposits for the nine months ended September 30, 2006 was $21.2 million, up approximately $11.5 million or 118.5% compared with $9.7 million for the same period in 2005. The increase was primarily due to higher interest rates paid for interest-bearing deposits and interest-bearing deposits acquired in connection with the Metro United acquisition. Average interest-bearing deposits for the nine months ended September 30, 2006 were $808.3 million compared with average interest-bearing deposits for the same period in 2005 of $591.0 million, an increase of $217.3 million or 36.8%. The average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2006 was 3.51% compared with 2.20% for the same period in 2005, an increase of 131 basis points. The increase in rates primarily reflected the impact of the Federal Reserve’s interest rate increases.
          Interest Expense on Junior Subordinated Debentures. Interest paid on junior subordinated debentures for the three and nine months ended September 30, 2006 was $532,000 and $1.6 million, respectively. Average junior subordinated debentures for the three and nine months ended September 30, 2006 were $36.1 million. The average interest rate paid on junior subordinated debentures for the three and nine months ended September 30, 2006 was 5.77%. The $36.1 million in junior subordinated debentures were issued in October 2005 to fund the Metro United acquisition.
          Interest Expense on Other Borrowings. Interest paid on other borrowed funds for the three months ended September 30, 2006 was $318,000, down approximately $47,000 compared with $365,000 for the same period in 2005. The decrease in interest expense was primarily due to payments made on outstanding Federal Home Loan Bank (“FHLB”) advances in the third quarter of 2005. Average other borrowed funds for the three months ended September 30, 2006 were $25.6 million compared with average other borrowed funds for the same quarter in 2005 of $31.0 million, a decrease of $5.4 million. The average interest rate paid on borrowed funds for the three months ended September 30, 2006 was 4.91%, compared with 4.67% for the same quarter in 2005, an increase of 24 basis points.
          Interest paid on other borrowed funds for the nine months ended September 30, 2006 was $957,000, down approximately $463,000 compared with $1.4 million for the same period in 2005. The decrease in interest expense was primarily due to payments made on outstanding FHLB advances in the nine months ended September 30, 2005. Average other borrowed funds for the nine months ended September 30, 2006 were $26.0 million compared with average other borrowed funds for the same period in 2005 of $48.2 million, a decrease of $22.2 million. The average interest rate paid on other borrowings for the nine months ended September 30, 2006 was 4.92%, compared with 3.94% for the same period in 2005, an increase of 98 basis points.

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

	For The Three Months Ended September 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$833,943	$19,103	9.09%	$603,225	$11,552	7.60%
Taxable securities	192,211	2,113	4.36	235,171	2,382	4.02
Tax-exempt securities	14,657	179	4.85	17,162	211	4.88
Federal funds sold and other short-term investments	91,179	1,171	5.10	24,659	207	3.33

Total interest-earning assets	1,131,990	22,566	7.91	880,217	14,352	6.47

Allowance for loan losses	(12,603)			(10,631)

Total interest-earning assets, net of allowance for loan losses	1,119,387			869,586
Noninterest-earning assets	86,913			50,030

Total assets	$1,206,300			$919,616

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$71,404	217	1.21%	$80,472	160	0.79%
Savings and money market accounts	166,926	1,225	2.91	124,052	476	1.52
Time deposits	595,467	6,665	4.44	409,782	3,214	3.11
Junior subordinated debentures	36,083	532	5.76	—	—	—
Other borrowings	25,669	318	4.91	31,026	365	4.67

Total interest-bearing liabilities	895,549	8,957	3.97	645,332	4,215	2.59

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	191,196			173,953
Other liabilities	19,422			10,178

Total liabilities	1,106,167			829,463

Shareholders’ equity	100,133			90,153

Total liabilities and shareholders’ equity	$1,206,300			$919,616

Net interest income		$13,609			$10,137

Net interest spread			3.94%			3.88%
Net interest margin			4.77%			4.57%

(1)	Annualized.

	For The Nine Months Ended September 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$803,553	$53,357	8.88%	$598,577	$32,279	7.21%
Taxable securities	202,520	6,573	4.34	240,467	7,163	3.98
Tax-exempt securities	15,538	572	4.92	17,327	641	4.95
Federal funds sold and other short-term investments	79,412	2,830	4.76	15,340	343	2.99

Total interest-earning assets	1,101,023	63,332	7.69	871,711	40,426	6.20

Allowance for loan losses	(13,437)			(10,977)

Total interest-earning assets, net of allowance for loan losses	1,087,586			860,734
Noninterest-earning assets	85,400			47,557

Total assets	$1,172,986			$908,291

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$75,500	608	1.08%	$85,111	507	0.80%
Savings and money market accounts	159,975	3,142	2.63	113,572	942	1.11
Time deposits	572,854	17,493	4.08	392,305	8,274	2.82
Junior subordinated debentures	36,083	1,577	5.76	—	—	—
Other borrowings	26,021	957	4.92	48,213	1,420	3.94

Total interest-bearing liabilities	$870,433	23,777	3.65	639,201	11,143	2.33

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	189,545			172,651
Other liabilities	15,806			8,049

Total liabilities	1,075,784			819,901

Shareholders’ equity	97,202			88,390

Total liabilities and shareholders’ equity	$1,172,986			$908,291

Net interest income		$39,555			$29,283

Net interest spread			4.04%			3.87%
Net interest margin			4.80%			4.49%

(1)	Annualized.

          The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 vs 2005			2006 vs 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,418	$3,133	$7,551	$11,054	$10,024	$21,078
Taxable securities	(435)	166	(269)	(1,130)	540	(590)
Tax-exempt securities	(31)	(1)	(32)	(66)	(3)	(69)
Federal funds sold and other short-term investments	558	406	964	1,433	1,054	2,487

Total increase in interest income	4,510	3,704	8,214	11,291	11,615	22,906

Interest-bearing liabilities:
Interest-bearing demand deposits	(18)	75	57	(57)	158	101
Savings and money market accounts	165	584	749	385	1,815	2,200
Time deposits	1,456	1,995	3,451	3,808	5,411	9,219
Junior subordinated debentures	532	—	532	1,577	—	1,577
Other borrowings	(63)	16	(47)	(654)	191	(463)

Total increase in interest expense	2,072	2,670	4,742	5,059	7,575	12,634

Increase in net interest income	$2,438	$1,034	$3,472	$6,232	$4,040	$10,272

          Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2006 was $114,000, down approximately $354,000, compared with $468,000 for the same period in 2005. The provision for loan losses for the nine months ended September 30, 2006 was $560,000, down approximately $836,000, compared with $1.4 million for the same period in 2005. The provision for loan losses decreased for both the three and nine months ended September 30, 2006 primarily due to improvement in asset quality as indicated by the increase in the ratio of allowance for loan losses to net nonperforming loans from 61.61% at September 30, 2005 to 157.02% at September 30, 2006. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at September 30, 2006 and 2005 was 1.41% and 1.76%, respectively.
          Noninterest Income. Noninterest income for the three months ended September 30, 2006 was $1.9 million, down approximately $184,000 or 8.8% compared with the same three months in 2005. Noninterest income for the nine months ended September 30, 2006 was $5.8 million, down approximately $367,000 or 6.0% compared with the same period in 2005. Noninterest income decreased for both the three and nine months ended September 30, 2006 primarily due to a decrease in service fees, which was partially offset by increases in other loan-related fees and letters of credit commissions and fees. For the three months ended September 30, 2006, service fees decreased $314,000, loan-related fees increased $44,000, and letters of credit commissions and fees increased $74,000 compared with the same period in 2005. For the nine months ended September 30, 2006, service fees decreased $669,000, loan-related fees increased $162,000, and letters of credit commissions and fees increased $177,000 compared with the same period in 2005. Service fees decreased as a result of fewer NSF service charges, an increase in the earnings credit on commercial demand deposit accounts, and a reduction in check cashing fees.
          Noninterest Expenses. Noninterest expenses for the three months ended September 30, 2006 were $9.8 million, up approximately $2.2 million or 28.5% compared with $7.6 million for the same period in 2005. Noninterest expenses for the nine months ended September 30, 2006 were $29.0 million, up $6.4 million or 28.3% compared with $22.6 million for the same period in 2005. The increase in noninterest expense for both the three and nine months ended September 30, 2006 was primarily attributable to new staff hired at Metro United during the third quarter, an increase in lease and equipment expenses incurred with new branches and office space for Metro United during the third quarter, an increase in travel expenses related to the expansion in both California and China, intangible asset amortization, and the addition of noninterest expenses as a result of the acquisition of Metro United. Salaries and benefits expense for the three months ended September 30, 2006 was $5.4 million, up $1.2 million compared with $4.2 million for the same period in 2005. The increase was primarily due to the staff added in the Metro United acquisition, new staff hired during the third quarter of 2006 at Metro United, and stock-based compensation expense incurred in connection with SFAS No. 123R. Salaries and benefits expense for the nine months ended September 30, 2006 was $16.1 million, up $3.9 million compared with $12.2 million for the same period in 2005. The increase was primarily due to the staff added in Metro United from both the acquisition and third quarter additions, severance expenses with respect to one executive officer, an increase in bonuses, and stock-based compensation expense.
          Occupancy and equipment expense for the three months ended September 30, 2006 was $1.9 million, up $483,000 or 33.9% compared with $1.4 million for the same period in 2005. Occupancy and equipment expense for the nine months ended September 30, 2006 was $5.1 million, up $949,000 or 22.8% compared with $4.2 million for the same period in 2005. The increase for both periods was primarily due to lease and equipment expenses incurred with the Metro United acquisition, the opening of a branch in Plano, Texas, and the opening of a new branch and offices in California.
          Other noninterest expense for the three months ended September 30, 2006 was $2.4 million, up $348,000 compared with $2.1 million for the same period in 2005, primarily due to an increase in legal fees, accounting fees as a result of the Sarbanes-Oxley Act, travel expenses related to the activities in California and the China representative office, and intangible asset amortization. Other noninterest expense for the nine months ended September 30, 2006 was $7.6 million, up $1.7 million compared with $5.9 million for the same period in 2005, primarily due to the impact of the Metro United acquisition, and an increase in legal fees, accounting fees, travel expenses, and intangible asset amortization. The increase in other noninterest expense was partially offset by the reporting of the Texas franchise tax. For the three and nine months ended September 30, 2006, the Company’s calculation of the state franchise tax was based on MetroBank’s net taxable earned surplus, which was reported in the provision for income taxes in the amount of $150,000 and $360,000 respectively. For the three and nine months ended September 30, 2005, the Company’s calculation of the state franchise tax was based on MetroBank’s net taxable capital, which was reported in other noninterest expenses in the amount of $105,000 and $315,000 respectively.
          The Company’s efficiency ratio for the three months ended September 30, 2006 was 63.36%, an increase compared with 62.57% for the same quarter in 2005, and was primarily due to the increase in noninterest expenses discussed above. The Company’s efficiency ratio for the nine months ended September 30, 2006 was 63.95%, compared with 63.77% for the same period in 2005.
Income Taxes. Income tax expense for the three months ended September 30, 2006 was $2.0 million, compared with $1.3 million for the same period in 2005. The Company’s effective tax rate was 36.43% and 30.96% for the three months ended September 30, 2006 and 2005, respectively. Income tax expense for the nine months ended September 30, 2006 was $5.6 million, compared with $3.6 million for the same period in 2005. The Company’s effective tax rate was 35.61% and 31.25% for the nine months ended September 30, 2006 and 2005, respectively. The increase in the effective tax rate for both the three and nine months ended September 30, 2006 is attributed to the Texas franchise tax discussed in other noninterest expenses above. The Company reported Texas franchise tax of $150,000 and $360,000 in the provision for income taxes for the three and nine months ended September 30, 2006, respectively. The effective tax rate is also affected by the amount of tax-exempt income in relation to taxable income.
Financial Condition
          Loan Portfolio. Total loans at September 30, 2006 were $840.2 million, up $68.7 million or 8.9% compared with $771.5 million at December 31, 2005. Compared with the loan level at December 31, 2005, commercial and industrial loans increased $23.6 million and real estate loans increased $47.7 million during the nine months ended September 30, 2006. At September 30, 2006 and December 31, 2005, the ratio of total loans to total deposits was 80.47% and 80.22% respectively. At the same dates, total loans represented 68.53% and 68.38% of total assets, respectively.

          The following table summarizes the loan portfolio of the Company by type of loan:

	As of September 30, 2006		As of December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$355,507	42.15%	$331,869	42.84%
Real estate mortgage
Residential	6,098	0.72	7,739	1.00
Commercial	405,963	48.14	368,508	47.57

	412,061	48.86	376,247	48.57

Real estate construction
Residential	21,271	2.52	12,095	1.56
Commercial	47,068	5.58	44,315	5.72

	68,339	8.10	56,410	7.28

Consumer and other	7,445	0.89	10,172	1.31

Gross loans	843,352	100.00%	774,698	100.00%

Unearned discounts, interest and deferred fees	(3,080)		(3,225)

Total loans	840,272		771,473
Allowance for loan losses	(11,852)		(13,169)

Loans, net	$828,420		$758,304

          Nonperforming Assets. Total nonperforming assets at September 30, 2006 were $16.0 million, a decrease of $3.5 million or 18.0% compared with $19.5 million at December 31, 2005. The decrease was primarily due to the partial write-down of loans to a wholesale business and an office building, the payoff of a hospitality loan, and payments received on a loan to a shrimp processing business and its related charge-off. At September 30, 2006, nonperforming assets primarily consisted of $9.8 million in nonaccrual loans, $128,000 in accruing loans that were 90 days or more past due, and $6.0 million in other real estate. Approximately $6.5 million of the nonaccrual loans are collateralized by real estate, which represented 66.5% of total nonaccrual loans at September 30, 2006. Net nonperforming assets at September 30, 2006 were $13.6 million compared with $17.3 million at December 31, 2005, a decrease of $3.7 million or 21.4%. Other real estate increased $2.1 million to $6.0 million at September 30, 2006 compared with $3.9 million at December 31, 2005. The increase was primarily due to a foreclosure on the property related to a $1.9 million wholesale business loan.
          The ratios for net nonperforming assets to total loans and other real estate at September 30, 2006 and December 31, 2005 were 1.61% and 2.23%, respectively. The ratios for net nonperforming assets to total assets were 1.11% and 1.53% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.4 million at September 30, 2006 and $2.2 million at December 31, 2005.
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

          The following table presents information regarding nonperforming assets as of the periods indicated:

	As of	As of
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$9,820	$15,606
Accruing loans 90 days or more past due	128	32
Other real estate (“ORE”) and other assets repossessed (“OAR”)	6,038	3,866

Total nonperforming assets	15,986	19,504
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,400)	(2,210)

Total net nonperforming assets	$13,586	$17,294

Total nonperforming assets to total assets	1.30%	1.73%
Total nonperforming assets to total loans and ORE/OAR	1.89%	2.52%
Net nonperforming assets to total assets (1)	1.11%	1.53%
Net nonperforming assets to total loans and ORE/OAR (1)	1.61%	2.23%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.
          A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, which means that the Company will be unable to collect both the contractual interest payments and the contractual principal payments of a loan as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Company’s allowance for loan loss methodology. The Company considers all nonaccrual loans to be impaired.
          The following is a summary of loans considered to be impaired as of the dates indicated:

	As of	As of
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$5,911	$11,865
Impaired loans with a SFAS No. 114 valuation reserve	3,909	6,468

Total recorded investment in impaired loans	$9,820	$18,333

Valuation allowance related to impaired loans	$1,425	$1,783
          The average recorded investment in impaired loans during the nine months ended September 30, 2006 and the year ended December 31, 2005 was $13.1 million and $20.6 million, respectively. Interest income on impaired loans of $25,000 and $113,000 was recognized for cash payments received during the three and nine months ended September 30, 2006, respectively.
          Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2006 and 2005, the allowance for loan losses was $11.9 million and $10.8 million, respectively, or 1.41% and 1.76% of total loans, respectively. At December 31, 2005, the allowance for loan losses was $13.2 million, or 1.71% of total loans. Net charge-offs for the three months ended September 30, 2006 were $1.2 million compared with net charge-offs of $34,000 for the same period in 2005, and resulted from the partial write-down of approximately $605,000 on a wholesale business loan and the partial write-down of approximately $525,000 on loans related to an office building. The partial write-downs had been specifically reserved in a prior period to adjust the collateral to fair value. Net charge-offs for the nine months ended September 30, 2006 were $1.9 million compared with $1.1 million for the same period in 2005.
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

          The following tables present, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the
	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Average total loans outstanding for the period	$833,943	$603,225

Total loans outstanding at end of period	$840,272	$612,904

Allowance for loan losses at beginning of period	$12,905	$10,372
Provision for loan losses	114	468
Charge-offs:
Commercial and industrial	(1,192)	(19)
Real estate mortgage	—	—
Real estate construction	—	—
Consumer and other	(59)	(53)

Total charge-offs	(1,251)	(72)

Recoveries:
Commercial and industrial	83	34
Real estate mortgage	—	—
Real estate construction	—	—
Consumer and other	1	4

Total recoveries	84	38

Net charge-offs	(1,167)	(34)

Allowance for loan losses at end of period	11,852	10,806

Reserve for unfunded lending commitments at beginning of period	552	334
Provision for unfunded lending commitments	96	82

Reserve for unfunded lending commitments at end of period	648	416

Allowance for credit losses at end of period	$12,500	$11,222

Ratio of net charge-offs to end of period total loans	0.14%	0.01%

	As of and for the
	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Average total loans outstanding for the period	$803,553	$598,577

Total loans outstanding at end of period	$840,272	$612,904

Allowance for loan losses at beginning of period	$13,169	$10,501
Provision for loan losses	560	1,396
Charge-offs:
Commercial and industrial	(3,296)	(1,033)
Real estate mortgage	(21)	—
Real estate construction	—	(5)
Consumer and other	(171)	(228)

Total charge-offs	(3,488)	(1,266)

Recoveries:
Commercial and industrial	678	139
Real estate mortgage	851	1
Real estate construction	—	—
Consumer and other	82	35

Total recoveries	1,611	175

Net charge-offs	(1,877)	(1,091)

Allowance for loan losses at end of period	11,852	10,806

Reserve for unfunded lending commitments at beginning of period	546	362
Provision for unfunded lending commitments	102	54

Reserve for unfunded lending commitments at end of period	648	416

Allowance for credit losses at end of period	$12,500	$11,222

Ratio of allowance for loan losses to end of period total loans	1.41%	1.76%
Ratio of net charge-offs to end of period total loans	0.22%	0.18%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	119.14%	55.02%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	157.02%	61.61%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, less loan portion guaranteed by the SBA, Ex-Im Bank and OCCGF.
          Securities. At September 30, 2006, the securities portfolio was $194.0 million, a decrease of $42.1 million or 17.8% compared with $236.1 million at December 31, 2005. The decrease was primarily due to principal payments on tax-free municipal bonds (“municipals”), mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and the sale of $10.2 million of municipals and CMOs, in which a de minimis gain was realized. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. government sponsored enterprises, and tax-free municipal bonds. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements.
          Deposits. At September 30, 2006, total deposits were $1.04 billion, up $82.5 million or 8.6% compared with $961.8 million at December 31, 2005. Noninterest-bearing demand deposits at September 30, 2006 decreased $5.2 million or 2.7% to $190.2 million compared with $195.4 million at December 31, 2005. Interest-bearing deposits at September 30, 2006 increased $87.7 million or 11.4% to $854.0 million compared with $766.3 million at December 31, 2005. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2006 and December 31, 2005 were 18.2% and 20.3%, respectively.
          Junior Subordinated Debentures. Junior subordinated debentures were $36.1 million at September 30, 2006 and December 31, 2005. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.
          Other Borrowings. Other borrowings at September 30, 2006 were $26.0 million, compared with $26.1 million at December 31, 2005. The Company has two ten-year loans totaling $25.0 million from the FHLB of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB.
          The following table provides, for the periods indicated, an analysis of the Company’s other borrowings:

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Federal funds purchased:
at end of period	$—	$—
average during the period	—	11
maximum month-end balance during the period	—	—
FHLB notes:
at end of period	$25,000	$25,000
average during the period	25,329	42,138
maximum month-end balance during the period	25,000	72,500
Interest rate at end of period	4.99%	4.99%
Interest rate during the period	5.05	4.23
Federal Reserve TT&L:
at end of period	$1,032	$1,054
average during the period	692	705
maximum month-end balance during the period	1,032	1,054
          Liquidity. The Company’s loan to deposit ratio at September 30, 2006 was 80.47%. As of this same date, the Company had commitments to fund loans in the amount of $202.5 million. At September 30, 2006, the Company had stand-by letters of credit of $7.5 million, for which the Company has recorded a liability of $28,000 at September 30, 2006, for the fair value of the Company’s potential obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit from the FHLB. With its current level of collateral, the Company has the ability to borrow an additional $327.1 million from the FHLB. Additionally, the Company had an unused, unsecured line of credit with a correspondent bank totaling $5.0 million at September 30, 2006.
          Capital Resources. Shareholders’ equity at September 30, 2006 was $102.1 million compared with $92.2 million at December 31, 2005, an increase of approximately $9.9 million. This increase was primarily the combined result of $10.2 million in net income, and an increase in additional paid-in capital of $836,000 due to the effect of dividend reinvestment and stock-based compensation, partially offset by dividend payments of approximately $1.3 million, and an increase in accumulated other comprehensive loss of $244,000.

          The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of September 30, 2006 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	September 30, 2006
The Company
Leverage ratio	4.00	%(1)	N/A %	9.20%
Tier 1 risk-based capital ratio	4.00		N/A	11.30
Risk-based capital ratio	8.00		N/A	13.46
MetroBank
Leverage ratio	4.00	%(2)	5.00%	9.77%
Tier 1 risk-based capital ratio	4.00		6.00	12.09
Risk-based capital ratio	8.00		10.00	13.28
Metro United Bank
Leverage ratio	4.00	%(3)	5.00%	8.32%
Tier 1 risk-based capital ratio	4.00		6.00	10.65
Risk-based capital ratio	8.00		10.00	11.90

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.

(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.
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
          The Company believes goodwill is a critical accounting policy that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through a merger transaction. Goodwill is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, an impairment test is performed periodically on these amortizing intangible assets.
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
          Not applicable
Item 3. Defaults Upon Senior Securities
          Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5. Other Information
          Not applicable

Item 6. Exhibits

Exhibit
Number	Identification of Exhibit
3.1	— Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	— Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	— Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	— Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	— Computation of Earnings Per Common Share, included as Note (7) to the unaudited Condensed Consolidated Financial Statements on Page 11 of this Form 10-Q.

31.1	— Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	— Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	— Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	— Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee

Date: November 8, 2006		George M. Lee
Chief Executive Officer (principal executive officer)

Date: November 8, 2006	By:	/s/ David C. Choi

David C. Choi
Chief Financial Officer (principal financial officer/
principal accounting officer)

EXHIBIT INDEX

Exhibit
Number		Identification of Exhibit
3.1	—	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2		— Articles of Amendment to Amended and Restated Articles of Incorporation. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	—	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	—	Computation of Earnings Per Common Share, included as Note (7) to the unaudited Condensed Consolidated Financial Statements on Page 11 of this Form 10-Q.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.