Form 10-K
period 2006-12-31
METROCORP BANCSHARES INC
filed 2007-03-14
CIK 1068300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(713) 776-3876
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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
        Yes ☐     No ☑

As of February 28, 2007, the number of outstanding shares of Common Stock was 10,955,669.

As of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the Nasdaq Stock Market, Inc. was approximately $156.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2006, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PART I

Item 1.	Business

General

MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (“MetroBank”). On October 5, 2005, the Company acquired Metro United Bank (formerly known as First United Bank) (“Metro United”), with its locations in San Diego and Los Angeles, California. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876.

The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets through its subsidiary banks (collectively, the “Banks”) by providing personalized service to the communities in the greater Houston, Dallas, San Diego and Los Angeles metropolitan areas, and a loan production office in San Mateo, California. In the past, the Company has strategically opened banking offices in areas with large multicultural concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity.

MetroBank, National Association

MetroBank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, four of whom currently serve as directors of the Company and MetroBank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, MetroBank expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened MetroBank’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, MetroBank has accomplished its growth internally through the establishment of de novo branches in various market areas. Since MetroBank’s formation in 1987, it has established 11 branches in the greater Houston metropolitan area, and in 2006 consolidated two of its banking offices in Houston. In 1996, MetroBank expanded into the Dallas metropolitan area, and with the success of the first Dallas area branch, opened two additional branch offices in 1998 and 1999, respectively. In an effort to realign its operations with its customer base in Dallas and to serve the Asian community in that market, MetroBank closed its Garland branch in 2004 and in 2006 opened a branch in Plano, Texas. As a part of the Company’s business development strategy, MetroBank opened and commenced operations of a representative office in Xiamen, China during the fourth quarter of 2006.

Metro United Bank

Metro United was acquired by the Company in October 2005. It was originally founded in 1990 in San Diego, California, to meet the banking needs of the local business communities. Metro United caters its services to various businesses, professionals and individuals with diversified cultural backgrounds and focuses its lending activities primarily on commercial real estate. In 1999, Metro United opened its Los Angeles branch in Alhambra to serve the community along the Monterey Park/San Gabriel Valley corridor. During 2006, Metro United added three new locations, as it acquired a branch in Irvine from Omni Bank, N.A., opened a loan production office in San Mateo that management expects will be upgraded to a branch in 2007, and established an executive office in the City of Industry, which management expects will also begin functioning as a branch in the first quarter of 2007.

Available Information

The Company’s internet website is available through its subsidiary, MetroBank at www.metrobank-na.com. The Company makes available, free of charge, on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed electronically with or furnished to the Securities and Exchange Commission. The information found on the Company’s website is not a part of this or any other report.

Business

Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful commercial and retail banking endeavor. The Company intends to focus on integrating the Texas and California operations to provide a sound platform for growth. Specific goals include, but are not limited to: (1) building solid customer relationships through cross-selling initiatives, enhancing product mix, and optimizing pricing structures; (2) targeting new markets in an effort to expand and diversify the Company’s customer base through de novo growth and possible future acquisitions; (3) streamlining and integrating operational processes of the Company’s two subsidiary banks in an effort to increase efficiencies in delivery of products and services; and (4) continuing to improve asset quality and diversify the loan portfolio.

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

Commercial and Industrial Loans.  The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad range of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2006, the Company’s commercial and industrial loan portfolio was $367.1 million or 41.3% of the gross loan portfolio.

Commercial Mortgage Loans.  The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2006, the Company had a commercial mortgage portfolio of $424.4 million or 47.7% of the gross loan portfolio.

Construction Loans.  The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2006, the Company had a real estate construction portfolio of $86.1 million or 9.7% of the gross loan portfolio, of which, $27.8 million was residential and $58.3 million was commercial.

Government Guaranteed Small Business Lending.  The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2006, MetroBank had $52.8 million in the retained portion of its SBA loans, approximately $27.2 million of which was guaranteed by the SBA.

Trade Finance.  Since its inception in 1987, the Company, through its subsidiary MetroBank, has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government, which provides guarantees for trade finance loans. At December 31, 2006, the Company’s aggregate trade finance portfolio commitments were approximately $24.9 million.

Residential Mortgage Brokerage and Lending.  The Company, through its subsidiary MetroBank, uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans, primarily collateralized by non-owner occupied residential properties, with a 15-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2006, the residential mortgage portfolio was $4.8 million or 0.55% of the gross loan portfolio.

Retail Banking.  The Company offers a variety of deposit products and services to retail customers through its branch networks in Texas and California. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking. The Company, through its subsidiary MetroBank, offers retail loan products which include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans.

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

Employees

As of December 31, 2006, the Company had 350 full-time equivalent employees, 76 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

As a Company with securities registered under the Securities Exchange Act of 1934, an amended (the “Exchange Act”), and listed on The Nasdaq Stock Market, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and Nasdaq.

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

The Gramm-Leach-Bliley Act amended the BHCA and granted certain expanded powers to bank holding companies. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

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

Capital Adequacy Requirements.  The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2006, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.19% and its ratio of total capital to total risk-weighted assets was 13.15%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2006, the Company’s leverage ratio was 9.70%.

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

The Banks — MetroBank, National Association and Metro United Bank

MetroBank is a national banking association, the deposits of which are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the applicable legal limits. MetroBank’s primary regulator is the Office of the Comptroller of the Currency (the “OCC”). By virtue of the insurance of its deposits, however, MetroBank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects MetroBank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the bank holding company parent of MetroBank, the Federal Reserve Board also has supervisory authority, which directly affects MetroBank.

Metro United is a California state banking association, the deposits of which are insured by the DIF of the FDIC up to the applicable legal limits. Metro United is supervised, examined and regulated by the Commissioner of the Department of Financial Institutions of the State of California (“DFI”), as well as the FDIC. Such supervision and regulation subjects Metro United to special restrictions, requirements, potential enforcement actions, and periodic examination by either of these regulators. Because the Federal Reserve Board regulates the bank holding company parent of Metro United, the Federal Reserve Board also has supervisory authority, which directly affects Metro United.

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

Branching — Metro United.  California law provides that a California-chartered bank can establish a branch anywhere in California provided that the branch is approved in advance by the DFI. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, adequacy of the bank’s shareholders’ equity, earnings prospects, character of management, and the convenience and needs of the community to be served by the branch.

Restrictions on Transactions with Affiliates and Insiders.  Transactions between MetroBank and its non-banking affiliates, and Metro United and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act as implemented by Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its non-banking subsidiaries.

Affiliate transactions are also subject to Section 23B as implemented by Regulation of the Federal Reserve Act which generally requires that certain transactions between MetroBank and its affiliates, and Metro United and its affiliates, be on terms substantially the same, or at least as favorable to MetroBank and Metro United, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

MetroBank.  Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2006, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.

Metro United.  A California-chartered bank may not declare a dividend in an amount which exceeds the lesser of (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years less the amount of any dividends paid to shareholders during such period. However, a bank may, with the prior approval of the DFI, declare a dividend in an amount not exceeding the greater of (a) its retained earnings, (b) its net income for its last fiscal year or (c) its net income for its current fiscal year. Under federal law, Metro United cannot pay a dividend if, after paying the dividend, Metro United will be “undercapitalized.” In the event that the DFI determines the shareholders’ equity of a bank is inadequate or that the making of the dividend by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making the proposed dividend. Federal regulators may declare a dividend payment to be unsafe and unsound even though Metro United would continue to meet its capital requirements after the dividend.

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

Examinations — Metro United.  The DFI examines banks at least once every two years, but may conduct examinations whenever and as often as deemed necessary. The FDIC also periodically examines and evaluates insured, state non-member banks such as Metro United. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC determined value and the book value of such assets.

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

The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2006, MetroBank’s and Metro United’s ratio of Tier 1 capital to total risk-weighted assets was 11.95% and 10.08%, respectively. The ratio of total capital to total risk-weighted assets at December 31, 2006, was 13.11% for MetroBank, and 11.33% for Metro United.

The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2006, MetroBank’s and Metro United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 10.23% and 9.22% respectively.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. Based on the most recent notification from the FDIC as of December 31, 2006, MetroBank and Metro United were both classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

Deposit Insurance Assessments.  The deposits held by MetroBank and Metro United are insured by the FDIC through the DIF to the extent required by law and they must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. In addition, the FDIC can impose special assessments in certain instances.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Reform Act”) was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation. The FDIC has adopted final regulations with respect to the Deposit Reform Act effective as of January 1, 2007. Under the new regulations, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. The FDIC assessment rates effective January 1, 2007 range from 0.05% to 0.43% of deposits. The FDIC also set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits.

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

Community Reinvestment Act.  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. MetroBank received an “outstanding” CRA rating in the OCC’s Performance Evaluation dated June 27, 2005. Metro United Bank received a “satisfactory” CRA rating in the FDIC’s Performance Evaluation dated October 30, 2003.

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

Privacy.  In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act imposes new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm- Leach-Bliley Act.

The USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) was enacted in October 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Legislative Initiatives

Various legislative and regulatory initiatives are from time to time introduced in Congress. Such initiatives may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the financial condition, results of operations or business of the Company and its subsidiaries.

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

An investment in the Company’s common stock (“Common Stock”) involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in its Common Stock. Additional risks and uncertainties that the Company are unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this annual report on Form 10-K were to occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

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

Approximately 86.5% of the Company’s loan portfolio as of December 31, 2006 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in the Company’s primary market specifically could significantly impair the value of the collateral and the Company’s ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its earnings.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company may experience significant loan losses which could have a material adverse effect on its operating results and financial condition. Management makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.

The Company maintains an allowance for loan losses in an attempt to cover probable losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its experience and its evaluation of general economic conditions. If the Company’s assumptions prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Material additions to the allowance would materially decrease net income.

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

The Company’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas metropolitan areas in Texas, and in the greater San Diego, Los Angeles and San Francisco metropolitan areas in California. The local economic conditions in these areas have a significant impact on the Company ’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors, could impact these local economic conditions and negatively affect the Company ’s financial condition, results of operations and future prospects.

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

From time to time, the Company evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. The Company’s failure to successfully integrate any entity it may acquire and realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from such acquisition could have a material adverse effect on the Company’s financial condition, results of operations and business.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. Although the Company has policies and procedures designed to prevent or minimize the effect of a failure, interruption or security breach of its communications or information systems, the Company cannot assure that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed by the Company. The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on the Company’s results of operations and financial condition.

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

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, its subsidiary banks, and their respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of MetroBank or Metro United, which could have a material adverse effect on the Company’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on the Company.

Risks Associated with the Company’s Common Stock

The Company’s corporate organizational documents and the provisions of Texas law to which it is subject may delay or prevent a change in control of the Company that shareholders may favor.

The Company’s amended and restated articles of incorporation and amended and restated bylaws contain various provisions which may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	a board of directors classified into three classes of directors, with the directors of each class having staggered, three-year terms;

•	a provision that any special meeting of the Company’s shareholders may be called only by the chairman of the board, the president and chief executive officer, the majority of the board of directors or the holders of at least 50% of the Company’s shares entitled to vote at the meeting;

•	a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders; and

•	a provision that denies shareholders the right to amend the Company’s bylaws.

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

Although the Company common stock is listed for trading on the Global Market of the Nasdaq Stock Market, the trading volume in the Company common stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall. As of December 31, 2006, the Company’s executive officers and directors beneficially owned approximately 29.1% of the Common Stock. The significant amount of Common Stock owned by the Company’s executive officers and directors may adversely affect the development of a more active trading market.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2006, the Company had $36.1 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, MCBI Statutory Trust I. The Trust purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors and common securities to the Company. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by the Trust, provided the Trust has funds available for such obligations.

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

The principal executive offices of the Company and MetroBank are located in leased space at 9600 Bellaire Boulevard, Houston, Texas. The principal executive offices of Metro United are located in leased space at 7320 Clairemont Mesa Boulevard, San Diego, California. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total

Branches in Houston metropolitan area	5	5	10
Branches in Dallas metropolitan area	—	3	3
Branches in San Diego, California	—	1	1
Branches in Los Angeles metropolitan area(1)	—	2	2
Loan production office in San Mateo, California	—	1	1
Banking office in City of Industry, California	—	1	1
Corporate headquarters in Houston, Texas	—	1	1

Total	5	14	19

(1)	Los Angeles metropolitan area includes Irvine and Alhambra, California

The leases for the banking offices in Texas have expiration dates ranging from September 2007 to May 2013. The leases for offices in California have expiration dates ranging from August 2010 to January 2017. The leases covering the corporate headquarters have expiration dates ranging from December 2010 to May 2013.

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

Common Stock Market Prices

The Company’s Common Stock is listed on the Nasdaq Global Market under the symbol “MCBI.” As of February 28, 2007, there were 10,955,669 shares outstanding and approximately 195 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Company’s Common Stock reported by Nasdaq during the two years ended December 31, 2006 (adjusted to give effect to the 3-for-2 stock split effective September 1, 2006):

	High	Low

2006
Fourth quarter	$23.12	$20.92
Third quarter	23.59	19.91
Second quarter	22.13	16.71
First quarter	20.67	16.23
2005
Fourth quarter	$19.87	$15.46
Third quarter	16.70	13.75
Second quarter	14.89	11.83
First quarter	16.83	14.03

Dividends

Holders of Common Stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, out of funds legally available. While the Company has declared and paid quarterly dividends since the fourth quarter 1998, there is no assurance that the Company will pay dividends in the future. The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows (adjusted to give effect to the 3-for-2 stock split effective September 1, 2006):

	2006	2005

Fourth quarter	$0.04	$0.04
Third quarter	0.04	0.04
Second quarter	0.04	0.04
First quarter	0.04	0.04

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

As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to MetroBank and Metro United limit the payment of dividends and other distributions by the Banks to the Company, and may therefore limit the Company’s ability to pay dividends on its Common Stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trust are not made or are deferred, the Company will be prohibited from paying dividends on its Common Stock. Regulatory authorities could impose administratively stricter limitations on the ability of the subsidiary banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 2001 to December 31, 2006, with the cumulative total return of the Nasdaq Stock Market (US) Index (“Nasdaq Index”), the SNL $500 Million to $1 Billion Bank Asset-Size Index (“SNL $500M-$1B Index”) and the SNL $1 Billion to $5 Billion Bank Asset-Size Index (“SNL $1B-$5B Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on December 31, 2001 in the Company’s Common Stock, the Nasdaq Index, SNL $500M-$1B Index and the SNL $1B-$5B Index.

For the performance graph included below, the Company selected the SNL $1B-$5B Index to replace the SNL $500M-$1B Index. Although both indices are included in the performance graph below, the Company will use the SNL $1B-$5B Index going forward. Management believes that the SNL $1B-$5B Index includes banks and bank holding companies which are more similar in asset size to, and therefore, more representative of, the Company. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return
MetroCorp Bancshares, Inc.,
The Nasdaq Stock Market (US) Index,
the SNL $500 Million to $1 Billion Bank Asset-Size Index
and the SNL $1 Billion to $5 Billion Bank Asset-Size Index

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

MetroCorp Bancshares, Inc.	$100.00	$105.69	$138.52	$209.43	$282.67	$302.27
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Source: SNL Financial LC, Charlottesville, VA
© 2007

Item 6.	Selected Consolidated Financial Data

The following Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of and for each of the five years ended December 31, 2006 is derived from the Company’s consolidated financial statements which have been audited by an independent registered public accounting firm. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Income Statement Data:
Interest income	$86,642	$59,056	$45,304	$43,287	$47,980
Interest expense	33,498	17,538	11,349	12,134	14,628

Net interest income	53,144	41,518	33,955	31,153	33,352
Provision for loan losses	612	1,936	1,343	5,671	3,743

Net interest income after provision for loan losses	52,532	39,582	32,612	25,482	29,609
Noninterest income	7,960	8,109	8,251	8,927	8,967
Noninterest expense	39,467	31,852	28,238	28,564	25,161

Income before provision for income taxes	21,025	15,839	12,625	5,845	13,415
Provision for income taxes	7,521	5,059	4,031	1,735	4,445

Net income	$13,504	$10,780	$8,594	$4,110	$8,970

Per Share Data(1):
Earnings per share:
Basic	$1.24	$1.00	$0.80	$0.39	$0.85
Diluted	1.22	0.98	0.79	0.38	0.83
Book value	9.72	8.53	7.97	7.30	7.23
Tangible book value	7.61	6.40	7.97	7.30	7.23
Cash dividends	0.16	0.16	0.16	0.16	0.16
Weighted average shares outstanding (in thousands):
Basic	10,906	10,812	10,763	10,634	10,536
Diluted	11,112	10,959	10,845	10,820	10,731
Balance Sheet Data (Period End):
Total assets	$1,268,434	$1,128,204	$914,312	$867,156	$842,066
Securities	186,475	236,100	273,720	262,264	264,418
Loans(2)	886,556	771,473	594,536	557,136	530,571
Allowance for loan losses	11,436	13,169	10,501	10,308	10,029
Goodwill and core deposit intangibles	22,930	23,035	—	—	—
Total deposits	1,081,664	961,750	755,053	724,941	691,361
Junior subordinated debentures	36,083	36,083	—	—	—
Other borrowings	26,316	26,054	60,849	54,173	65,774
Total shareholders’ equity	105,948	92,228	85,723	78,373	76,224

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Balance Sheet Data (Average):
Total assets	$1,191,239	$963,952	$882,017	$852,946	$791,297
Securities	211,941	254,505	271,198	251,827	222,752
Loans(3)	819,103	640,703	565,920	551,287	506,901
Allowance for loan losses	13,031	11,567	10,944	10,595	9,238
Goodwill and core deposit intangibles	22,911	5,580	—	—	—
Total deposits	1,012,887	813,457	728,683	708,575	656,824
Junior subordinated debentures	36,083	8,897	—	—	—
Other borrowings	25,949	42,877	64,022	60,310	53,056
Total shareholders’ equity	99,104	89,271	81,044	76,333	71,452
Performance Ratios:
Return on average assets	1.13%	1.12%	0.97%	0.48%	1.13%
Return on average equity	13.63	12.08	10.60	5.38	12.55
Net interest margin	4.75	4.51	4.02	3.81	4.44
Efficiency ratio(4)	64.60	64.18	66.91	71.27	59.46
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	1.37%	2.52%	3.06%	5.05%	3.53%
Total nonperforming assets to total assets	0.96	1.73	2.00	3.26	2.23
Net charge-offs to average total loans	0.29	0.25	0.20	0.98	0.51
Allowance for loan losses to total loans	1.29	1.71	1.77	1.85	1.89
Allowance for loan losses to nonperforming loans(5)	121.11	84.21	62.94	40.10	57.02
Capital Ratios:
Leverage ratio(6)	9.70%	9.96%	9.59%	9.08%	8.78%
Average shareholders’ equity to average total assets	8.32	9.26	9.19	8.95	9.03
Tier 1 risk-based capital ratio — period end	11.19	11.18	12.82	12.73	12.98
Total risk-based capital ratio — period end	13.15	13.73	14.07	13.98	14.24
Dividend payout ratio	12.91	16.08	20.05	41.46	18.78

(1)	Per share data for all periods prior to September 1, 2006 has been restated to give effect to the 3-for-2 stock split effective on such date.

(2)	Includes loans held-for-sale of $1.9 million and $6.0 million at December 31, 2004 and 2003, respectively.

(3)	Includes loans held-for-sale with an average balance of $621,000, $3.4 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(4)	Calculated by dividing total noninterest expense by net interest income plus noninterest income.

(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(6)	The leverage ratio is calculated by dividing Tier 1 capital by average assets for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical statements of fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

Critical Accounting Estimates

The Company has established various accounting estimates which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s consolidated financial statements. Certain accounting estimates involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting estimates to be critical accounting estimates. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See — “Financial Condition — Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments”.

The Company believes goodwill is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through a merger transaction. Goodwill is not amortized, but instead will be tested for impairment at least annually using both a discounted cash flow analysis and a review of the valuation of recent bank acquisitions. The discounted cash flow analysis utilizes a risk-free interest rate, estimates of future cash flow and probabilities as to the occurrence of the future cash flows. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, an impairment test will be performed periodically on these amortizing intangible assets.

The Company believes stock-based compensation is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

For the Years Ended December 31, 2006, 2005 and 2004

Overview

The Company, primarily through the Banks, generates earnings from several sources. The Banks attract customer deposits through their sixteen branches located in the greater Houston, Dallas, San Diego and Los Angeles metropolitan areas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CDs”) and individual retirement accounts (“IRAs”). With the funds attracted from the communities surrounding the branches, the Company originates loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities. The Company’s net interest income represents the difference between the interest income earned on loans and securities and the interest expense paid on customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Company during each fiscal year and can be found on the Statement of Income under “net interest income.”

To complement net interest income, the Company also earns fee income from both deposits and loans through service fees and charges collected from customers, and fee income from letters of credit commissions through its international banking business. Generally, the Banks receive the greater portion of their fees from their deposit customers in the form of service fees, NSF fees, and other fees for services provided to the customer. Loan fees are generally earned from late charges, administrative document and processing fees, and other loan-related type fees. The fees collected by the Company may be found on the Statement of Income under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a very people intensive industry, the largest of the Company’s operating expenses is salaries and employee benefits.

Total assets at December 31, 2006 were $1.27 billion, an increase of $140.2 million or 12.4% compared with $1.13 billion at December 31, 2005. The growth in assets was primarily a result of the organic growth of the loan portfolio. Total loans at December 31, 2006 were $886.6 million, an increase of $115.1 million or 14.9% compared with $771.5 million at December 31, 2005. Investment securities at December 31, 2006 were $186.5 million, down $49.6 million or 21.0% from $236.1 million at December 31, 2005. Total deposits at December 31, 2006 were $1.08 billion, an increase of $119.9 million or 12.5% compared with $961.8 million at December 31, 2005. Other borrowings at December 31, 2006 were $26.3 million, down $262,000 or 1.0% compared with $26.1 million at December 31, 2005. Junior subordinated debentures were $36.1 million at both December 31, 2006 and 2005.

Net income for the years ended December 31, 2006, 2005, and 2004 was $13.5 million, $10.8 million, and $8.6 million, respectively. Diluted earnings per share for the years ended December 31, 2006, 2005, and 2004 were $1.22, $0.98, and $0.79, respectively. The Company’s returns on average assets for the years ended December 31, 2006, 2005, and 2004 were 1.13%, 1.12%, and 0.97%, respectively. The Company’s returns on average equity for the same periods were 13.63%, 12.08%, and 10.60%, respectively. The 2006 increases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to an increase in average earning assets and the yield on earning assets.

The provision for loan losses was $612,000 for the year ended December 31, 2006, down $1.3 million or 68.4% compared with $1.9 million in 2005. The decrease in the provision was primarily due to improvement in asset quality as indicated by a 46.0% decline in net nonperforming assets from $17.3 million at December 31, 2005 to $9.3 million at December 31, 2006. The provision for loans losses for the year ended December 31, 2005 was $1.9 million, up $593,000 or 44.2% compared with $1.3 million in 2004. The increase in the provision was primarily a result of loan growth.

On April 28, 2006, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000. On August 4, 2006 the Company’s Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend. As a result of the stock split, shareholders received one additional share of common stock for every two shares they held at the close of business on the record date of August 18, 2006 and effective on September 1, 2006. All references in the financial statements regarding share data and shareholders’ equity have been adjusted to reflect the effect of the stock split for all periods presented, except those in the Balance Sheet and the Statement of Changes in Shareholders’ Equity as of and prior to December 31, 2005. Shareholders’ equity reflects the stock split by a reduction in additional paid-in capital of $3.7 million and an increase in common stock of $3.7 million.

During the second quarter of 2006, MetroBank opened a branch in Plano, Texas, and executed a lease for a new and larger location of an existing branch in Houston, Texas. During the third quarter of 2006, Metro United completed the acquisition and integration of the Irvine, California branch of Omni Bank, N.A, and opened a loan production office in San Mateo, California, which is expected to become a branch of Metro United in 2007. Additionally, Metro United added a banking office in the City of Industry, which is expected to become a branch during 2007. MetroBank opened and commenced operations of a representative office in Xiamen, China during the fourth quarter of 2006.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

2006 versus 2005.  Net interest income, before provision for loan losses, in 2006 was $53.1 compared with $41.5 million in 2005, an increase of $11.6 million or 28.0%. The increase in net interest income was primarily due to a $27.6 million increase in interest income, partially offset by a $16.0 million increase in interest expense primarily due to increases in both average earning assets and average yield, and the Federal Reserve’s four interest rate increases over the last 12 months. The net interest spread is the difference between the yield on earning assets and the cost of interest-bearing liabilities. The net interest spread increased 9 basis points to 3.96% in 2006 from 3.87% in 2005. The increase in the net interest spread is the result of a 133 basis point increase in the average yield on earning assets, partially offset by a 124 basis point increase in the cost of interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated as annualized interest expense divided by average earning assets. The increased net interest margin reflects the increase in the yield on earning assets of 133 basis points, partially offset by a 109 basis point increase in cost of earning assets. The net interest margin increased 24 basis points to 4.75% in 2006 from 4.51% in 2005.

Interest income in 2006 was $86.6 million, up $27.5 million or 46.7% compared with $59.1 million in 2005. The increase in interest income was primarily due to increases in both average earning assets and average yield. The increase of yield on average earning assets in 2006 was primarily the result of a higher yield on loans. Interest expense in 2006 was $33.5 million, up $16.0 million or 91.0% compared with $17.5 million in 2005. The average cost of interest-bearing liabilities increased 124 basis points primarily due to higher interest rates paid on increased interest-bearing deposits and interest expense on the junior subordinated debentures. At December 31, 2006, approximately $647.4 million or 72.8% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. At December 31, 2006, the average yield on total loans was approximately 97 basis points above the prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2006, approximately $472.2 million in loans or 53.1% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 9.12%.

2005 versus 2004.  Net interest income, before provision for loan losses, in 2005 was $41.5 million compared with $34.0 million in 2004, an increase of $7.5 million or 22.3%. The increase in net interest income was primarily due to a $13.8 million increase in interest income, partially offset by a $6.2 million increase in interest expense primarily attributable to the Federal Reserve’s thirteen interest rate increases since June 2004. The net interest spread increased 33 basis points to 3.87% in 2005 from 3.54% in 2004. The increase in the net interest spread is the result of a 106 basis point increase in the average yield on earning assets, partially offset by a 73 basis point increase in the cost of interest-bearing liabilities. The increased net interest margin reflects the increase in the yield on earning assets of 106 basis points, partially offset by a 57 basis point increase in cost of earning assets. The net interest margin increased 49 basis points to 4.51% in 2005 from 4.02% in 2004.

Interest income in 2005 was $59.1 million, up $13.8 million or 30.4% compared with $45.3 million in 2004. The increase in interest income was primarily due to increases in both average earning assets and average yield. The increase of yield on average earning assets in 2005 was primarily the result of a higher yield on loans. Interest expense in 2005 was $17.5 million, up $6.2 million or 54.5% compared with $11.3 million in 2004. The average cost of interest-bearing liabilities increased 73 basis points primarily due to higher interest rates paid on increased interest-bearing deposits and interest expense on the junior subordinated debentures issued in October 2005. At December 31, 2005, approximately $641.2 million or 82.8% of the loans in the loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2005 approximately $486.3 million in loans or 62.8% of the total loan portfolio were variable rate loans with interest rate floors. At December 31, 2005, these loans carried a weighted average interest rate of 8.34%.

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

	Year Ended December 31,
	2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (including loans held-for-sale)	$819,103	$73,101	8.92%	$640,703	$47,799	7.46%	$565,920	$34,711	6.13%
Taxable securities	198,448	8,576	4.32	237,220	9,519	4.01	252,691	9,582	3.79
Tax-exempt securities	13,493	664	4.92	17,285	853	4.93	18,507	917	4.95
Federal funds sold and other temporary investments	87,304	4,301	4.93	25,354	885	3.49	7,566	94	1.24

Total interest-earning assets	1,118,348	86,642	7.75%	920,562	59,056	6.42%	844,684	45,304	5.36%

Less allowance for loan losses	(13,031)			(11,567)			(10,944)

Total interest-earning assets, net of allowance for loan losses	1,105,317			908,995			833,740
Noninterest earning assets	85,922			54,957			48,277

Total assets	$1,191,239			$963,952			$882,017

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$74,151	822	1.11%	$85,579	691	0.81%	$79,327	536	0.68%
Saving and money market accounts	162,668	4,441	2.73	122,363	1,625	1.33	113,164	802	0.71
Time deposits	584,010	24,851	4.26	428,909	12,948	3.02	367,424	8,133	2.21
Junior subordinated debentures	36,083	2,108	5.76	8,897	514	5.76	—	—	—
Other borrowings	25,949	1,276	4.92	42,877	1,760	4.10	64,022	1,878	2.93

Total interest-bearing liabilities	882,861	33,498	3.79%	688,625	17,538	2.55%	623,937	11,349	1.82%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	192,058			176,606			168,768
Other liabilities	17,216			9,450			8,268

Total liabilities	1,092,135			874,681			800,973
Shareholders’ equity	99,104			89,271			81,044

Total liabilities and shareholders’ equity	$1,191,239			$963,952			$882,017

Net interest income		$53,144			$41,518			$33,955

Net interest spread			3.96%			3.87%			3.54%
Net interest margin			4.75%			4.51%			4.02%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2006 vs 2005			2005 vs 2004
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans (including loans held-for-sale)	$13,309	$11,993	$25,302	$4,587	$8,501	$13,088
Taxable securities	(1,556)	613	(943)	(587)	524	(63)
Tax-exempt securities	(187)	(2)	(189)	(61)	(3)	(64)
Federal funds sold and other temporary investments	2,162	1,254	3,416	221	570	791

Total increase in interest income	13,728	13,858	27,586	4,160	9,592	13,752
Interest-bearing liabilities:
Interest-bearing demand deposits	(92)	223	131	42	113	155
Saving and money market accounts	535	2,281	2,816	65	758	823
Time deposits	4,682	7,221	11,903	1,361	3,454	4,815
Junior subordinated debentures	1,594	—	1,594	514	—	514
Other borrowings	(695)	211	(484)	(620)	502	(118)

Total increase in interest expense	6,024	9,936	15,960	1,362	4,827	6,189

Increase in net interest income	$7,704	$3,922	$11,626	$2,798	$4,765	$7,563

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “— Financial Condition — Allowance for Loan Losses.” The 2006 provision for loan losses was $612,000, down approximately $1.3 million or 68.4% compared with $1.9 million in 2005. The decrease was primarily due to improvement in asset quality as indicated by a 46.0% decline in net nonperforming assets from $17.3 million at December 31, 2005 to $9.3 million at December 31, 2006. As of December 31, 2006, total nonperforming assets were $12.2 million compared with $19.5 million in 2005. The decrease in nonperforming assets in 2006 compared with 2005 was primarily due to the payoff of a hospitality loan, and charge-offs related to loans to a shrimp processing business and a wholesale business.

The ratio of the allowance for loan losses to total loans at December 31, 2006 was 1.29% compared with 1.71% and 1.77% at December 31, 2005 and 2004, respectively. The Company strives to maintain its allowance for loan losses at calculated levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income

For the years ended December 31, 2006, 2005 and 2004, noninterest income was $8.0 million, $8.1 million, and $8.3 million, respectively, reflecting a decrease of approximately $149,000 or 1.8% in 2006 compared with 2005, and a decrease of $142,000 or 1.7% in 2005 compared with 2004, with the decreases in both periods primarily due to a decrease in service fees. The service fees category of noninterest income includes monthly deposit account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees. Service fees for 2006 were $5.6 million, down $975,000 compared with $6.6 million, primarily due to fewer NSF service charges, an increase in the earnings credit on commercial demand deposit accounts, and a reduction in check cashing fees. Loan-related fees for 2006 were $805,000, up $187,000 compared with $618,000 in 2005 primarily due to an increase in letters of credit commissions and fees. Other noninterest income remained relatively stable with $325,000 for 2006, compared with $337,000 in 2005.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Service fees	$5,618	$6,593	$6,701
Loan-related fees	1,627	1,179	977
Gain (loss) on sale of securities, net	12	—	(97)
Gain on sale of loans	390	—	605
Other noninterest income	313	337	65

Total noninterest income	$7,960	$8,109	$8,251

Noninterest Expense

For the years ended December 31, 2006, 2005 and 2004, noninterest expense was $39.5 million, $31.9 million, and $28.2 million, respectively, reflecting an increase of approximately $7.6 million or 23.9% in 2006 compared with 2005, and an increase of $3.6 million or 12.8% in 2005 compared with 2004. The increase in noninterest expense in 2006 compared with 2005 was primarily due to growth in personnel at Metro United, an increase in lease and equipment expenses incurred with new branches and new office space in California and Texas, increases in legal and accounting fees, an increase in travel expense related to the expansion in both California and China, an increase intangible asset amortization as a result of the full year effect of the Metro United acquisition, and the addition of noninterest expenses as a result of the Metro United acquisition. The increase in noninterest expense in 2005 compared with 2004 was primarily the result of a net loss on foreclosed assets, the effects of the Metro United acquisition, increased salaries and benefits expense, and legal and professional fees.

Salaries and employee benefits for the years ended December 31, 2006, 2005 and 2004 was $21.7 million, $17.6 million, and $16.1 million, respectively, reflecting an increase of $4.1 million or 23.9% in 2006 compared with 2005, and an increase of $1.5 million or 9.0% in 2005 compared with 2004. The increase in 2006 versus 2005 was primarily due to the increase in personnel from both the acquisition of Metro United in the fourth quarter 2005 and new personnel hired at Metro United during 2006, severance expenses with respect to one executive officer, an increase in performance bonuses, and the recognition of share-based compensation expense of $359,000 as a result of the Company’s adoption of SFAS No. 123R.

The increase in 2005 versus 2004 was primarily the result of a $1.0 million increase in the Company’s incentive bonuses and the additional personnel added in the Metro United acquisition. In addition, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted resulting in compensation expense of approximately $145,000 in 2005. Total full-time equivalent employees at December 31, 2006, 2005 and 2004 were 350, 315, and 280, respectively.

Occupancy and equipment expense for the year ended December 31, 2006 was $7.0 million, up $1.3 million or 23.7% compared with $5.7 million for the same period in 2005. The increase was primarily due to lease and equipment expenses incurred with the Metro United acquisition, the opening of a branch in Plano, Texas, and the opening of new branches and offices in California.

Legal and professional fees for the years ended December 31, 2006, 2005 and 2004 were $2.4 million, $2.2 million, and $1.1 million, respectively. The increase in legal and professional fees in 2006 was primarily due to legal fees incurred due to growth in California, and accounting fees as a result of Sarbanes-Oxley compliance. The increase in legal and professional fees in 2005 was primarily due to Sarbanes-Oxley compliance costs.

Other noninterest expense for the year ended December 31, 2006 was $7.4 million, up $1.3 million compared with $6.0 million for the same period in 2005, primarily due to the impact of the Metro United acquisition, and increases in travel expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Salaries and employee benefits	$21,743	$17,555	$16,104
Occupancy and equipment	7,007	5,663	5,723
Core deposit intangible amortization	495	132	—
Foreclosed assets, net	461	312	(728)
Legal and professional fees	2,409	2,171	1,145
Other noninterest expense	7,352	6,019	5,994

Total noninterest expenses	$39,467	$31,852	$28,238

The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. The Company’s efficiency ratio for 2006 was 64.60%, up from the 2005 efficiency ratio of 64.18%, primarily due to an increase in noninterest expense. The Company’s efficiency ratio for 2004 of 66.91% primarily reflects the impact of the lower of cost or market adjustment on loans held-for-sale and the decline in the net interest margin.

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

Income tax expense is influenced by the level and mix of taxable and tax-exempt income and the amount of non-deductible interest and other expenses. Income tax expense for 2006 was

$7.5 million, an increase of $2.4 million or 48.7% compared with income tax of $5.1 million in 2005. Income tax expense for 2005 was $5.1 million, an increase of $1.1 million or 25.5% compared with income tax of $4.0 million in 2004. The effective income tax rates in 2006, 2005 and 2004 were 35.8%, 31.9%, and 31.9%, respectively. The increase in the effective income tax rate in 2006 as compared to 2005 was a result of California state income taxes assessed to Metro United. The effective income tax rate in 2005 was slightly higher than 2004 was a result of higher federal income tax bracket of 35% in 2005 compared with 34% in 2004. While the tax-exempt interest income decreased 6.6% between the two years, pre-tax income increased 25.5% from $12.6 million to $15.8 million.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “— Financial Condition — Interest Rate Sensitivity and Market Risk.”

Business Segment Results

The Company manages its operations and prepares management reports with a primary focus on two geographical areas. Operating segment information is presented in Note 21 — “Operating Segment Information” of the Notes to Consolidated Financial Statements.

Financial Condition

Loan Portfolio

Total loans were $886.6 million at December 31, 2006, up $115.1 million, or 14.9% from $771.5 million at December 31, 2005. The increase in 2006 represented growth of $35.2 million in commercial and industrial loans, $53.0 million in real estate mortgage loans, and $29.7 million in real estate construction loans. Total loans were $771.5 million at December 31, 2005, up $176.9 million, or 29.8% from $594.5 million at December 31, 2004. The increase in 2005 represented growth of $176.9 million in real estate mortgage loans, of which $129.9 million were loans originated by Metro United at December 31, 2005, and $13.8 million in real estate construction loans, of which $3.4 million were loans originated by Metro United at December 31, 2005, and was partially offset by a decrease in commercial and industrial loans of $13.7 million.

Consistent with the Company’s strategy of loan and deposit growth, as well as using deposits to fund loan activity, the ratio of total loans to total deposits increased as indicated by the following ratios. For the years ended December 31, 2006, 2005, and 2004, the ratio of total loans to total deposits was 82.0%, 80.2%, and 78.7%, respectively. For the same periods, total loans represented 69.9%, 68.4%, and 65.0% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,
	2006		2005		2004(1)		2003(1)		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$367,072	41.25%	$331,869	42.84%	$345,570	57.88%	$332,480	59.36%	$325,424	60.94%
Real estate mortgage
Residential	4,847	0.55	7,739	1.00	11,199	1.87	14,315	2.56	7,326	1.37
Commercial	424,431	47.70	368,508	47.57	188,121	31.51	178,290	31.83	165,608	31.01

	429,278	48.25	376,247	48.57	199,320	33.38	192,605	34.39	172,934	32.38

Real estate construction
Residential	27,781	3.13	12,095	1.56	9,761	1.64	12,652	2.26	10,589	1.99
Commercial	58,311	6.55	44,315	5.72	32,868	5.50	11,906	2.12	14,805	2.76

	86,092	9.68	56,410	7.28	42,629	7.14	24,558	4.38	25,394	4.75

Consumer and other	7,332	0.82	10,172	1.31	9,556	1.60	10,447	1.87	10,286	1.93

Gross loans	889,774	100.00%	774,698	100.00%	597,075	100.00%	560,090	100.00%	534,038	100.00%

Less: unearned discounts, interest and deferred fees	(3,218)		(3,225)		(2,539)		(2,954)		(3,467)

Total loans	$886,556		$771,473		$594,536		$557,136		$530,571

(1)	Includes loans held-for-sale of $1.9 million and $6.0 million at December 31, 2004 and 2003, respectively.

Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

Commercial and Industrial Loans.  The primary lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad range of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2006, approximately $254.7 million or 69.4% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2006, the Company’s commercial and industrial loan portfolio was $367.1 million or 41.3% of the gross loan portfolio.

Commercial Mortgage Loans.  In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2006, the Company had a commercial mortgage portfolio of $424.4 million or 47.7% of the gross loan portfolio.

Construction Loans.  The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2006, the Company had a real estate construction portfolio of $86.1 million or 9.7% of the gross loan portfolio, of which $27.8 million was residential and $58.3 million was commercial.

Government Guaranteed Small Business Lending.  The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2006, MetroBank had $52.8 million in the retained portion of SBA loans, approximately $27.2 million of which was guaranteed by the SBA. These loans are included in most all types of loans including commercial and industrial, real estate mortgage, and real estate construction.

Trade Finance.  Since its inception in 1987, the Company, through its subsidiary MetroBank, has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2006, the Company’s aggregate trade finance portfolio commitments were $24.9 million.

Residential Mortgage Brokerage and Lending.  The Company, through its subsidiary MetroBank, uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2006 was $13.5 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also makes five to seven year balloon residential mortgage loans with a 15-year amortization primarily collateralized by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2006, the Company’s residential mortgage portfolio was $4.8 million.

Consumer Loans.  The Company , through its subsidiary MetroBank, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. The Company selectively extends credit for the purpose of establishing long-term relationships with its customers. The Company mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Company looks to tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Company is engaged and that require all lenders to obtain appropriate approvals for the extension of credit. The Company also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely makes loans at their legal lending limit. MetroBank generally does not make loans larger than $9 million to one borrower and Metro United generally does not make loans larger than $3 million to one borrower. Loans greater than the Banks’ lending limit are subject to participation with other financial institutions. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee, or the Director’s Credit Committee based on the size of the loan relationship. Loans originated by Metro United are approved by the Director’s Credit Committee regardless of the size of the loan relationship. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

The following table summarizes the industry concentrations (greater than 25% of capital) of the Company’s loan portfolio, which includes loans held-for-sale of $1.9 million at December 31, 2004. There were no loans held-for-sale at December 31, 2006 or 2005.

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)

Convenience stores/gasoline stations	$31,884	$36,135	$42,404
Hotels/Motels	94,594	82,420	55,974
Nonresidential building for rent/lease	279,675	254,954	179,052
Restaurants	71,866	56,506	48,370
Wholesale trade	76,970	59,394	60,782
All other	334,785	285,289	210,493

Gross loans	$889,774	$774,698	$597,075

The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2006 are summarized in the following table:

	As of December 31, 2006
		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)

Commercial and industrial	$110,593	$166,626	$89,853	$367,072
Real estate mortgage:
Residential	1,598	2,560	689	4,847
Commercial	83,727	224,996	115,708	424,431
Real estate construction:
Residential	19,160	8,621	—	27,781
Commercial	13,286	20,084	24,941	58,311
Consumer	1,426	4,632	1,274	7,332

Total	$229,790	$427,519	$232,465	$889,774

Loans with a predetermined interest rate	$28,771	$135,875	$77,734	$242,380
Loans with a floating interest rate	201,019	291,644	154,731	647,394

Total	$229,790	$427,519	$232,465	$889,774

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets

The Company has certain lending procedures in place that are designed to maximize loan income within an acceptable level of risk. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors of each bank, and separate policy, administrative and approval oversight by the Directors’ Loan Committee of MetroBank, and by

the Directors’ Credit Committee of Metro United. The Directors’ Loan Committee only provides policy, administrative and approval oversight, and does not have any loan approval responsibilities. Additionally, each bank’s loan portfolio is reviewed by MetroBank’s internal loan review department.

The loan review process involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For MetroBank, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. For Metro United, loans are classified as Pass I, Pass II, Special Mention, Substandard and Doubtful. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the chief credit officer.

MetroBank’s loan review department reports credit risk grade changes on a monthly basis to management and the Board of Directors. MetroBank performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Metro United’s loan review process is performed at least semi-annually by MetroBank’s loan review department under a service agreement contract. Findings of the examination are reported directly to the Director’s Credit Committee of each bank. It is the responsibility of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

In addition, the Company reviews the real estate values, and when necessary, orders new appraisals on loans collateralized by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

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

In addition to the Company’s loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates MetroBank, while the FDIC and DFI periodically examine and evaluate Metro United. Based upon such an examination, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

2006 versus 2005.  Total nonperforming assets at December 31, 2006 and 2005 were $12.2 million and $19.5 million, respectively, a decrease of $7.3 million. The decrease in nonperforming assets in 2006 compared with 2005 was primarily due to the payoff of a hospitality loan, and charge-offs related to loans to a shrimp processing business and a wholesale business. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $853,000 and $1.7 million would have been recorded on these loans during the years ended December 31, 2006 and 2005, respectively. The amount of interest income recognized on these loans for the years ended December 31, 2006 and 2005, was $292,000 and $205,000, respectively. Nonaccrual loans at December 31, 2006 and 2005 were $9.4 million and $15.6 million, respectively, a decrease of $6.2 million. Other real estate and other assets repossessed at December 31, 2006 and 2005 were $2.7 million and $3.9 million, a decrease of $1.2 million.

2005 versus 2004.  Total nonperforming assets at December 31, 2005 and 2004 were $19.5 million and $18.3 million, respectively, an increase of $1.3 million. The increase in nonperforming assets in 2005 compared with 2004 was primarily due to one loan relationship being placed on nonaccrual status in the first quarter of 2005 and one customer impacted by Hurricane Rita. A $2.8 million distressed loan to a shrimp processor was placed on nonaccrual status after the business suffered severe damage during the hurricane. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.7 million and $1.8 million would have been recorded on these loans during the years ended December 31, 2005 and 2004, respectively. The amount of interest income recognized on these loans for the years ended December 31, 2005 and 2004, was $205,000 and $172,000, respectively. Nonaccrual loans at December 31, 2005 and 2004 were $15.6 million and $16.5 million, respectively, a decrease of $898,000. Other real estate and other assets repossessed at December 31, 2005 and 2004 were $3.9 million and $1.6 million, an increase of 2.3 million.

Included in total nonperforming assets are the portions guaranteed by the SBA, OCCGF and Ex-Im Bank, which totaled $2.9 million and $2.2 million at December 31, 2006 and 2005. Nonperforming assets, net of their guaranteed portions, were $9.3 million and $17.3 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 1.05% and 2.23% at December 31, 2006 and 2005, respectively. The ratios for net nonperforming assets to total assets were 0.74% and 1.53%, for the same periods, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual loans	$9,414	$15,606	$16,504	$25,442	$17,209
Accruing loans 90 days or more past due	29	32	181	264	380
Other real estate (“ORE”) and other assets repossessed (“OAR”)	2,747	3,866	1,566	2,585	1,190

Total nonperforming assets	12,190	19,504	18,251	28,291	18,779
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(2,857)	(2,210)	(3,032)	(3,323)	(3,310)

Net nonperforming assets	$9,333	$17,294	$15,219	$24,968	$15,469

Total nonperforming assets to total loans and ORE/OAR	1.37%	2.52%	3.06%	5.05%	3.53%
Total nonperforming assets to total assets	0.96	1.73	2.00	3.26	2.23
Net nonperforming assets to total loans and ORE/OAR	1.05	2.23	2.55	4.46	2.91
Net nonperforming assets to total assets	0.74	1.53	1.66	2.88	1.84

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible in whole or in part. Recoveries are recorded when cash payments are received. In evaluating the allowance, the Company relies on estimates and exercises judgment regarding matters where the ultimate outcome is uncertain. Circumstances may change and future assessments of credit risk may yield materially different results, resulting in an increase or decrease in the allowance for credit losses.

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

The Directors’ Loan Committee of MetroBank and the Board of Directors of Metro United reviews and approves the allowance for loan losses and the reserve for unfunded lending commitments monthly and performs a comprehensive analysis quarterly. The allowance for credit losses is also subject to federal banking regulations. The Company’s primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

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

The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Average total loans outstanding	$819,103	$640,703	$565,920	$551,287	$506,901

Total loans outstanding at end of period	$886,556	$771,473	$594,536	$557,136	$530,571

Allowance for loan losses at beginning of period	$13,169	$10,501	$10,308	$10,029	$8,892
Provision for loan losses	612	1,936	1,343	5,671	3,743
Allowance acquired through acquisition	—	2,307	—	—	—
Charge-offs:
Commercial and industrial	(3,737)	(2,146)	(2,660)	(5,173)	(2,721)
Real estate — mortgage	(21)	—	—	(755)	(271)
Real estate — construction	(39)	(5)	—	—	—
Consumer and other	(202)	(274)	(175)	(193)	(132)

Total charge-offs	(3,999)	(2,425)	(2,835)	(6,121)	(3,124)

Recoveries:
Commercial and industrial	680	804	1,509	593	450
Real estate — mortgage	874	6	104	100	20
Consumer and other	100	40	72	36	48

Total recoveries	1,654	850	1,685	729	518

Net charge-offs	(2,345)	(1,575)	(1,150)	(5,392)	(2,606)

Allowance for loan losses at end of period	11,436	13,169	10,501	10,308	10,029

Reserve for unfunded lending commitments at beginning of period	546	362	140	121	11
Provision for unfunded lending commitments	247	174	222	19	110
Reserve acquired through acquisition	—	10	—	—	—

Reserve for unfunded lending commitments at end of period	793	546	362	140	121

Allowance for credit losses	$12,229	$13,715	$10,863	$10,448	$10,150

Ratio of allowance for loan losses to end of period total loans	1.29%	1.71%	1.77%	1.85%	1.89%
Ratio of net charge-offs to average total loans	0.29	0.25	0.20	0.98	0.51
Ratio of allowance for loan losses to end of period total nonperforming loans	121.11	84.21	62.94	40.10	57.02

For the years ended December 31, 2006, 2005, and 2004, net charge-offs were $2.3 million, $1.6 million, and $1.2 million, respectively. The significant charge-offs for 2006 primarily consisted of $1.8 million on loans to a wholesale food distribution business, $1.1 million on loans to a shrimp processing business, and the partial write-down of approximately $525,000 on loans related to an office building.

The significant charge-offs for 2005 primarily consisted of an $800,000 charge-off on one nonperforming credit in the second quarter of 2005 and a $1.1 million charge-off on a wholesale business loan in the fourth quarter of 2005. Both charge-offs were recorded against specific reserves that had been established for these credits. The Company recorded approximately $652,000 in recoveries on one loan related to a restaurant secured by the real estate housing both the restaurant and other tenants.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	As of December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Gross		to Gross		to Gross		to Gross		to Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Balance of allowance for loan losses applicable to:
Commercial and industrial	$4,210	41.25%	$5,349	42.84%	$6,119	57.88%	$6,281	59.36%	$6,383	60.94%
Real estate — mortgage	4,745	48.25	6,361	48.57	2,669	33.38	2,460	34.39	2,285	32.38
Real estate — construction	666	9.68	665	7.28	615	7.14	267	4.38	355	4.75
Consumer and other	110	0.82	114	1.31	79	1.60	101	1.87	136	1.93
Unallocated	1,705	—	680	—	1,019	—	1,199	—	870	—

Total allowance for loan losses	$11,436	100.00%	$13,169	100.00%	$10,501	100.00%	$10,308	100.00%	$10,029	100.00%

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

The fair value of securities was $186.5 million at December 31, 2006, a decrease of $49.6 million or 21.0% from $236.1 million at December 31, 2005. The fair value of securities was $236.1 million at December 31, 2005, a decrease of $37.6 million or 13.7% from $273.7 million at December 31, 2004. The decrease in 2006 and 2005 was a result of normal runoff on the portfolio consisting primarily of paydowns on mortgage-backed securities and collateralized mortgage obligations. At December 31, 2006, investment securities with a fair value of $14.6 million were pledged to secure public deposits, Federal Reserve advances and for other purposes required or permitted by law.

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

The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown. The Company had no securities classified as trading or held-to-maturity at December 31, 2006 and 2005.

	As of December 31, 2006				As of December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
	(Dollars in thousands)

U.S. Government agencies	$28	$1	$—	$29	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,906	—	(510)	36,396	36,869	—	(526)	36,343
Obligations of state and political subdivisions	7,425	157	—	7,582	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	121,196	62	(3,060)	118,198	162,294	112	(3,974)	158,432
Other debt securities	143	1	(1)	143	292	3	—	295
Investment in ARM and CRA funds	19,658	—	(462)	19,196	19,419	17	(412)	19,024
FHLB/Federal Reserve Bank Stock	3,848	—	—	3,848	3,178	—	—	3,178
Investment in subsidiary trust	1,083	—	—	1,083	1,083	—	—	1,083

Total securities	$190,287	$221	$(4,033)	$186,475	$240,329	$683	$(4,912)	$236,100

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)

U.S. Government agencies	$35	$—	$—	$35
U.S. Government sponsored enterprises	4,970	—	(18)	4,952
Obligations of state and political subdivisions	18,105	1,030	—	19,135
Mortgage-backed securities and collateralized mortgage obligations	222,977	1,344	(1,179)	223,142
Other debt securities	1,979	14	—	1,993
Investment in ARM and CRA funds	18,772	89	(205)	18,656
FHLB/Federal Reserve Bank Stock	5,807	—	—	5,807

Total securities	$272,645	$2,477	$(1,402)	$273,720

Excluding holdings of the securities from U.S. government agencies, the Company had an investment with one issuer in an amount greater than 10% of the Company’s shareholders’ equity at December 31, 2006. The investment, an open-end ARM Fund managed by Shay Assets Management, Inc. had a fair value of $13.8 million at December 31, 2006 and 2005, and an amortized cost of $14.2 million and $14.1 million at December 31, 2006 and 2005, respectively.

The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields as of December 31, 2006. No tax-equivalent adjustments were made.

	As of December 31, 2006
			After One Year		After Five Years
	Within		But Within		But Within		Non-maturing or
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)

U.S. Government agencies	$—	—	$—	—	$28	8.35%	$—	—	$28	8.35%
U.S. Government sponsored enterprises	4,995	4.25%	31,911	4.38%	—	—	—	—	36,906	4.36
Obligations of state and political subdivisions	500	4.77	60	5.24	3,310	4.93	3,555	4.87%	7,425	4.89
Mortgage-backed securities and collateralized mortgage obligations	113	4.24	12,478	4.27	31,932	4.25	76,673	4.04	121,196	4.12
Other debt securities	—	—	143	6.57	—	—	—	—	143	6.57
Investment in ARM and CRA funds	—	—	—	—	—	—	19,658	4.50	19,658	4.50
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	3,848	4.14	3,848	4.14
Investment in subsidiary trust	—	—	—	—	—	—	1,083	5.76	1,083	5.76

Total securities	$5,608	4.30%	$44,592	4.36%	$35,270	4.32%	$104,817	4.18%	$190,287	4.25%

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

As of December 31, 2006, 2005 and 2004, 63.3%, 69.7%, and 73.7%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government sponsored enterprise debt securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. As prepayments increase, the average life of the security shortens and the premium paid must be amortized over a shorter period. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as the discount is accreted over a shorter average life. As interest rates rise, the opposite will generally be true. During a period of rising interest rates, fixed rate mortgage-backed securities tend to experience smaller prepayments of principal and consequently, the average life of this security will be longer. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2006, approximately $34.1 million or 28.1% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Included in the Company’s mortgage-backed securities at December 31, 2006, 2005 and 2004, were $48.1 million, $67.7 million, and $97.5 million, respectively, in agency-issued collateralized mortgage obligations (CMOs). CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae, Fannie Mae, Freddie Mac carry the protection against loss of the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches enough credit protection to be given investment grade credit ratings by the rating agencies.

Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in “Junior Subordinated Debentures.”

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2006, 57.6% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 23.1% were interest-bearing savings, NOW, and money market accounts and 19.3% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2006 were $1.08 billion compared with $961.8 million at December 31, 2005, an increase of $119.9 million or 12.5%. Total deposits at December 31, 2005 were $961.8 million compared with $755.1 million at December 31, 2004, an increase of $206.7 million or 27.4%. Organic deposit growth for the year ended December 31, 2005 was $35.1 million, or 4.7%, excluding the impact of the Metro United acquisition.

Average noninterest-bearing demand deposits for the year ended December 31, 2006 were $192.1 million, an increase of $15.5 million or 8.8%, compared with $176.6 million for the same period in 2005. Average noninterest-bearing demand deposits for the year ended December 31, 2005 were $176.6 million, an increase of $7.8 million or 4.6%, compared with $168.8 million for the same period in 2004. Organic growth of average noninterest-bearing demand deposits for the year ended December 31, 2005 was $5.3 million or 3.0%, excluding the impact of the Metro United acquisition.

Average interest-bearing deposits for the year ended December 31, 2006 were $820.8 million, an increase of $183.9 million or 28.9%, compared with $636.9 million for the same period in 2005. Average interest-bearing deposits for the year ended December 31, 2005 were $636.9 million, an increase of $76.9 million or 13.7%, compared with $560.0 million for the same period in 2004. Organic growth of average interest-bearing demand deposits for the year ended December 31, 2005 was $35.5 million or 6.3%, excluding the impact of the Metro United acquisition.

Average total deposits for the year ended December 31, 2006 were $1.01 billion, an increase of $199.4 million or 24.5%, compared with $813.5 million for the same period in 2005. Average total deposits for the year ended December 31, 2005 were $813.5 million, an increase of $84.8 million or 11.6%, compared with $728.7 million for the same period in 2004. Organic growth on average total deposits for the year ended December 31, 2005 was $40.8 million, or 5.6%, excluding the impact of the Metro United acquisition.

The increases in deposits during 2006 and 2005 were the result of continued “relationship banking” initiatives that focused more attention on integrating retail banking with commercial lending through cross-selling efforts to loan customers. In 2005, the acquisition of Metro United accounted for approximately half of the increase in average total deposits.

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

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2006, 2005 and 2004 are presented below:

	Years Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing deposits:
NOW checking	$74,151	1.11%	$85,579	0.81%	$79,327	0.68%
Savings and money market deposits	162,668	2.73	122,363	1.33	113,164	0.71
Time deposits less than $100,000	241,212	4.01	198,189	2.82	173,675	1.99
Time deposits $100,000 and over	342,798	4.43	230,720	3.19	193,749	2.41

Total interest-bearing deposits	820,829	3.67	636,851	2.40	559,915	1.69
Noninterest-bearing deposits	192,058	—	176,606	—	168,768	—

Total deposits	$1,012,887	2.97%	$813,457	1.88%	$728,683	1.45%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2006:

December 31, 2006
(Dollars in thousands)

Three months or less	$119,124
Over three through six months	112,546
Over six through 12 months	101,739
Over 12 months	48,105

Total	$381,514

The Company had $5.1 million of brokered deposits for the years ended December 31, 2006 and 2005. There were no brokered deposits at December 31, 2004.

Junior Subordinated Debentures

As of December 31, 2006, the Company had $36.1 million outstanding in junior subordinated debentures issued to its unconsolidated subsidiary trust, MCBI Statutory Trust I. The debentures were issued to fund the Company’s acquisition of Metro United.

The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures. The ability of the Trust to pay amounts due on the capital securities and trust common securities is solely dependent upon the Company making payments on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and trust common securities will also be deferred.

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

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings include $25.0 million of loans from the Federal Home Loan Bank (“FHLB”), maturing in September 2008. The loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB.

In 2004, other borrowings also included FHLB advances obtained to acquire mortgage-related securities. At December 31, 2006 and 2005, none of these borrowings were outstanding. The unused borrowing capacity from the FHLB was $379.3 million and $217.7 million at December 31, 2006 and 2005, respectively.

Additionally, at December 31, 2006 and 2005, unused borrowing capacity from the Federal Reserve Bank discount window was $7.7 million. The Company had pledged securities with a carrying value of $7.9 million and $8.2 million at December 31, 2006 and 2005, respectively to secure the discount window borrowing capacity. The Company also had unused, unsecured lines of credit with correspondent banks of $10.5 million at December 31, 2006 and $5.0 million at December 31, 2005.

The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of and for the
	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Federal funds purchased:
on December 31,	$—	$—	$—
average during the year	—	11	—
maximum month end balance during the year	—	—	—
FHLB notes and advances:
on December 31,	$25,000	$25,000	$59,900
average during the year	25,247	42,138	63,288
maximum month end balance during the year	25,000	72,500	74,300
Interest rate at end of period	4.99%	4.99%	3.46%
Interest rate during period	5.05	4.23	2.93
Federal Reserve TT&L:
on December 31,	$1,316	$1,054	$949
average during the year	702	728	734
maximum month end balance during the year	1,316	1,054	1,057

Contractual Obligations

The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2006:

		After One	After Three
	Within	But Within	But Within	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Certificates of deposit	$546,725	$55,537	$20,626	$15	$622,903
Federal Reserve TT&L	1,316	—	—	—	1,316
FHLB notes	—	25,000	—	—	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, junior subordinated debentures and borrowings	18,209	5,575	3,431	5,095	32,310

Total borrowing obligations	$566,250	$86,112	$24,057	$41,193	$717,612
Operating lease obligations	1,772	3,616	2,686	1,644	9,718

Total contractual obligations	$568,022	$89,728	$26,743	$42,837	$727,330

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

Management of these risks and the equally critical liquidity management are vital to the long-term health of the organization. Both MetroBank and Metro United have an Asset and Liability Committee (“ALCO”), which manages these risk factors in accordance with policies approved by each bank’s Board of Directors. The ALCO of MetroBank is composed of senior officers and an independent director, and the ALCO for Metro United is comprised of the Board of Directors. The ALCO of each bank formulates strategies in order to manage the exposure to interest rate risk within Board approved tolerance limits while maximizing profitability and capital stability in various interest rate environments. The ALCO of each bank meets regularly to review, among other things, the overall asset and liability composition, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO of each bank reviews liquidity, cash flow flexibility, pricing structures, loan and deposit activity and current market conditions on both a local and national level.

Management uses simulation analysis to model the impact of changes in interest rates on the net interest income and the market value of the assets and liabilities. The model is based on maturity and repricing characteristics of the existing assets and liabilities. The model further incorporates estimated prepayment rates on loans and securities and pricing changes under varying rate scenarios. The results of the model provide estimates of interest rate sensitivity and quantified interest rate risk that the ALCO of each bank uses to develop appropriate strategies.

A basic tool for measuring interest rate sensitivity is “GAP” analysis, or the difference between interest-earning assets and interest-bearing liabilities that mature and reprice during a specific time period. Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. The Company remains in a positive GAP position to take advantage of the current rising interest rate environment, however, a decrease in market interest rates could result in a decrease in net interest income.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2006:

	Volumes Subject to Repricing
							Greater
	0-30	31-180	181-365	1-3	3-5	5-10	Than
	Days	Days	Days	Years	Years	Years	10 Years	Total
	(Dollars in thousands)

Interest-earning assets:
Securities	$14,026	$21,092	$21,778	$72,208	$43,170	$11,510	$2,691	$186,475
Gross loans	647,539	18,799	17,918	60,052	68,159	55,170	22,137	889,774
Federal funds sold and other short-term investments	125,649	—	—	—	—	—	—	125,649

Total interest-bearing assets	787,214	39,891	39,696	132,260	111,329	66,680	24,828	1,201,898

Interest-bearing liabilities:
Demand, money market and savings deposits	250,011	—	—	—	—	—	—	250,011
Time deposits	64,976	301,244	180,791	55,251	20,626	15	—	622,903
Other borrowings	1,316	—	—	25,000	—	—	—	26,316
Junior subordinated debentures	—	—	—	—	36,083	—	—	36,083

Total interest-bearing liabilities	316,303	301,244	180,791	80,251	56,709	15	—	935,313

Period GAP	$470,911	$(261,353)	$(141,095)	$52,009	$54,620	$66,665	$24,828	$266,585

Cumulative GAP	$470,911	$209,558	$68,463	$120,472	$175,092	$241,757	$266,585

Period GAP to total assets	37.13%	(20.61)%	(11.12)%	4.10%	4.31%	5.26%	1.96%
Cumulative GAP to total assets	37.13%	16.52%	5.40%	9.50%	13.80%	19.06%	21.02%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	248.88%	133.93%	108.58%	113.71%	118.72%	125.85%	128.50%

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

Interest rate risk can be quantified by calculating the impact of interest rates under various stable, rising and falling interest rate scenarios on the overall net interest income over a given time frame or on the economic or market value of the equity (EVE). The Company utilizes its simulation model to gauge its interest rate risk exposure using both methodologies. The simulation results are not intended to be a forecast of the actual effects of changes in interest rates, but a standardized method of calculating the inherent risk. The net interest income simulation applies expected rate changes to the repricing of variable rate assets and liabilities and reinvests cash flows from the existing assets and liabilities at market rates to estimate the net interest income for a forward looking one-year period. The interest rate scenarios in the table reflect rate shocks that cause an immediate and sustained parallel shift in the market yield curve by the stated magnitude. It also assumes no changes in the composition of the balance sheet over the measurement period. EVE analysis uses the same simulation data to determine the expected cash flows of the assets and liabilities under the shocked interest rate conditions and discounts the cash flows to determine the net present value of the assets and the net present value of the liabilities. The difference between these present values is the market value of the equity or the EVE.

Presented below, as of December 31, 2006, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for an instantaneous parallel shift of 100 and 200 basis points in interest rates:

	Net Interest	Economic Value of
	Income Volatility(1)	Equity (EVE) Volatility(2)

Change in Interest Rates
+200 bp	16.31%	(2.33)%
+100 bp	8.07	(1.14)
−100 bp	(6.65)	1.04
−200 bp	(11.85)	1.99

(1)	Net interest income volatility is measured as the percentage change in net interest income in the various rate scenarios from the net interest income in a stable interest rate environment.

(2)	EVE volatility is measured as the percentage change in the EVE in the various interest rate scenarios from the EVE in a stable interest rate environment.

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

The prime rate in effect for December 31, 2006 and 2005 was 8.25% and 7.25% respectively. After raising interest rates at 17 consecutive meetings, the Federal Open Markets Committee ended the cycle at their August 8, 2006 meeting by maintaining the federal funds target rate at 5.25% where it has remained through the remainder of 2006.

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

The Company’s liquidity needs are met primarily from deposits and advances from both the FHLB of Dallas, and the FHLB of San Francisco, supplemented by cash flows from investment securities and loans, other borrowings and earnings through operating activities. Deposit growth can be realized through the existing branch network or purchased from institutional or wholesale funding sources. Although access to purchased funds from brokers has been utilized on occasion to take advantage of opportunities, the Company does not generally rely on these external funding sources. The main uses of funds are for withdrawal of deposits, loan originations, purchase of investment securities and payment of operating expenses.

Management believes the Company has sufficient liquidity or ready access to liquidity to fund all realistic obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank discount window, the FHLB and other correspondent banks ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by blanket liens that include one-to-four-family mortgage loans, multi-family mortgage loans, home-equity, commercial construction real estate and other commercial real estate loans as noted on MetroBank’s and Metro United’s most current Call Report Data filed with the FDIC which is updated quarterly. After the blanket lien collateral is exhausted the Company’s unpledged investment securities held in safekeeping at the FHLB would be also be available to secure additional borrowings. At December 31, 2006, the Company had unused borrowing capacity of $379.3 million from the FHLB, $7.7 million from the Federal Reserve Bank discount window, and $10.5 million from other correspondent banks.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit which may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. In addition, the Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2006 is presented below:

		After One	After Three
	Within	but Within	but Within	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Unfunded loan commitments including unfunded lines of credit	$124,460	$67,336	$28,922	$13,783	$234,501
Standby letters of credit	7,597	—	—	—	7,597
Commercial letters of credit	9,596	—	—	—	9,596
Operating leases	1,772	3,616	2,686	1,644	9,718

Total financial instruments with off-balance sheet risk	$143,425	$70,952	$31,608	$15,427	$261,412

Due to the nature of the Company’s standby letters of credit, commercial letters of credit, and unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

Capital Resources

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board, MetroBank is subject to capital adequacy requirements imposed by the OCC and Metro United is subject to capital adequacy requirements imposed by the FDIC. All the regulators have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (“leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite “1” under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

Shareholders’ equity at December 31, 2006 was $105.9 million, an increase of $13.7 million or 14.9% compared with shareholders’ equity of $92.2 million at December 31, 2005. This increase was primarily the result of net income of $13.5 million and the re-issuance of treasury stock, partially offset by the payment of dividends. See the Consolidated Statement of Changes in Shareholders’ Equity in the consolidated financial statements for complete details.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2006 to the minimum and well-capitalized regulatory standards:

			To Be Categorized
			as Well Capitalized
	Minimum Required		Under Prompt	Actual Ratio At
	For Capital		Corrective	December 31,
	Adequacy Purposes		Action Provisions	2006
The Company
Leverage ratio	4.00	%(1)	N/A	9.70%
Tier 1 risk-based capital ratio	4.00		N/A	11.19
Total risk-based capital ratio	8.00		N/A	13.15
MetroBank
Leverage ratio	4.00	%(2)	5.00%	10.23%
Tier 1 risk-based capital ratio	4.00		6.00	11.95
Total risk-based capital ratio	8.00		10.00	13.11
Metro United
Leverage ratio	4.00	%(3)	5.00%	9.22%
Tier 1 risk-based capital ratio	4.00		6.00	10.08
Total risk-based capital ratio	8.00		10.00	11.33

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.

(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

As of December 31, 2006, $28.4 million in trust preferred securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $7.7 million were included in Tier 2 capital. As of December 31, 2005, $23.9 million in trust preferred securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $11.1 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The Company has adopted the new quantitative limits for Tier 1 capital calculation.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by Statement No. 157, “Fair Value Measurements” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact of adoption of this statement.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact of adoption of this statement.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the

Company after November 15, 2006. Adoption of this SAB did not have a material effect on the Company’s consolidated results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

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

Reference is made to the financial statements, the reports thereon, the notes thereto commencing at page 65 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2006 and 2005 (in thousands, except per share data):

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$23,310	$22,566	$21,235	$19,531	$18,630	$14,352	$13,310	$12,764
Interest expense	9,721	8,957	8,034	6,786	6,395	4,215	3,594	3,334

Net interest income	13,589	13,609	13,201	12,745	12,235	10,137	9,716	9,430
Provision for loan losses	52	114	188	258	540	468	455	473

Net interest income after provision for loan losses	13,537	13,495	13,013	12,487	11,695	9,669	9,261	8,957
Noninterest income	2,176	1,903	1,962	1,919	1,958	2,087	2,014	2,050
Noninterest expense	10,482	9,820	9,654	9,511	9,255	7,648	7,272	7,677

Income before income taxes	5,231	5,578	5,321	4,895	4,398	4,108	4,003	3,330
Provision for income taxes	1,896	2,032	1,929	1,664	1,484	1,272	1,233	1,070

Net income	$3,335	$3,546	$3,392	$3,231	$2,914	$2,836	$2,770	$2,260

Earnings per share(1):
Basic	$0.30	$0.32	$0.31	$0.30	$0.27	$0.26	$0.26	$0.21
Diluted	$0.30	$0.32	$0.31	$0.29	$0.27	$0.26	$0.25	$0.21
Weighted average shares outstanding(1):
Basic	10,938	10,924	10,895	10,868	10,835	10,814	10,808	10,791
Diluted	11,173	11,153	11,097	11,030	11,049	10,968	10,907	10,938
Dividends per common share(1)	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04

(1)	The share and per share information presented above have been adjusted retroactively for the 3-for-2 stock split effective on September 1, 2006.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting principles or practices or financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial

Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2006, management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in the “Internal Control — Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Committees of the Board of Directors — Audit Committee”, “Nominating Process and Communication with the Board of Directors — Nominating Procedures” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2007

Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 pursuant to Regulation 14A under the Exchange Act (the “2007 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation and Other Matters”, “Director Compensation” and “Board Compensation Committee Report on Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding pursuant to a stock option plan, which was approved by the Company’s shareholders. The following table provides information as of December 31, 2006 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance (adjusted for the 3-for-2 stock split effective September 1, 2006):

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon		for Future Issuance
	Exercise of		Under Equity
	Outstanding	Weighted Average	Compensation Plans
	Options, Warrants	Exercise Price of	(excluding securities
Plan category	and Rights	Outstanding Options	reflected in column (a))

Equity compensation plans approved by security holders	817,125	$14.08	108,210
Equity compensation plans not approved by security holders	—	—	—

Total	817,125	$14.08	108,210

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Independent Directors” and “Certain Relationships and Related Party Transactions” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statement Schedules

Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 65 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit
Number(1)	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2006).
3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10.2†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.3	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.4†	Employment Agreement between the Company and George M. Lee dated as of January 26, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007).
10.5†	Employment Agreement between the Company and Mitchell W. Kitayama dated as of July 15, 2005 (incorporated herein by to the Company’s Current Report on Form 8-K filed on July 21, 2006)
10.6†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006).
10.7†*	Letter Agreement between MetroBank, N.A. and David Tai dated as of February 14, 2005.
10.8†*	Letter Agreement between MetroBank, N.A. and David Choi dated as of February 14, 2005.
10.9†*	Letter Agreement between MetroBank, N.A. and Terry Tangen dated as of February 14, 2005.
11	Computation of Earnings Per Common Share, included as Note (17) to the Consolidated Financial Statements of this Form 10-K.
21*	Subsidiaries of MetroCorp Bancshares, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston.

Metrocorp Bancshares, Inc.

Date: March 14, 2007	By: /s/ George M. Lee George M. Lee Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities on the dates indicated.

Signature	Title	Date

/s/ Don J. Wang Don J. Wang	Chairman of the Board	March 14, 2007

/s/ George M. Lee George M. Lee	Chief Executive Officer (principal executive officer)	March 14, 2007

/s/ David Tai David Tai	Director	March 14, 2007

/s/ David C. Choi David C. Choi	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2007

/s/ Tiong L. Ang Tiong L. Ang	Director	March 14, 2007

/s/ Helen F. Chen Helen F. Chen	Director	March 14, 2007

/s/ Tommy F. Chen Tommy F. Chen	Director	March 14, 2007

/s/ May P. Chu May P. Chu	Director	March 14, 2007

/s/ Shirley L. Clayton Shirley L. Clayton	Director	March 14, 2007

/s/ John Lee John Lee	Director	March 14, 2007

/s/ Edward A. Monto Edward A. Monto	Director	March 14, 2007

Signature	Title	Date

/s/ John E. Peterson, Jr. John E. Peterson, Jr.	Director	March 14, 2007

/s/ Charles L. Roff Charles L. Roff	Director	March 14, 2007

/s/ Joe Ting Joe Ting	Director	March 14, 2007

/s/ Daniel B. Wright Daniel B. Wright	Director	March 14, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:

We have completed integrated audits of MetroCorp Bancshares, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2007

METROCORP BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2006	2005

ASSETS
Cash and due from banks	$25,709	$28,213
Federal funds sold and other short-term investments	125,649	53,599

Total cash and cash equivalents	151,358	81,812
Securities available-for-sale, at fair value	186,475	236,100
Loans, net of allowance for loan losses of $11,436 and $13,169, respectively	875,120	758,304
Accrued interest receivable	5,841	4,835
Premises and equipment, net	7,585	6,196
Goodwill	21,827	21,607
Core deposit intangibles	1,103	1,428
Deferred tax asset	7,162	8,531
Customers’ liability on acceptances	7,693	3,148
Foreclosed assets, net	2,747	3,866
Other assets	1,523	2,377

Total assets	$1,268,434	$1,128,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$208,750	$195,422
Interest-bearing	872,914	766,328

Total deposits	1,081,664	961,750
Junior subordinated debentures	36,083	36,083
Other borrowings	26,316	26,054
Accrued interest payable	1,822	1,126
Acceptances outstanding	7,693	3,148
Other liabilities	8,908	7,815

Total liabilities	1,162,486	1,035,976

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares and 7,329,977 shares issued and 10,946,135 shares and 7,232,239 shares outstanding at December 31, 2006 and 2005, respectively	10,995	7,330
Additional paid-in-capital	25,974	28,576
Retained earnings	71,783	60,023
Accumulated other comprehensive loss	(2,421)	(2,783)
Treasury stock, at cost, 48,830 and 97,738 shares at December 31, 2006 and 2005, respectively	(383)	(918)

Total shareholders’ equity	105,948	92,228

Total liabilities and shareholders’ equity	$1,268,434	$1,128,204

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Interest income:
Loans	$73,101	$47,799	$34,711
Securities:
Taxable	8,576	9,519	9,582
Tax-exempt	664	853	917
Federal funds sold and other short-term investments	4,301	885	94

Total interest income	86,642	59,056	45,304

Interest expense:
Time deposits	24,851	12,948	8,133
Demand and savings deposits	5,263	2,316	1,338
Junior subordinated debentures	2,108	514	—
Other borrowings	1,276	1,760	1,878

Total interest expense	33,498	17,538	11,349

Net interest income	53,144	41,518	33,955
Provision for loan losses	612	1,936	1,343

Net interest income after provision for loan losses	52,532	39,582	32,612

Noninterest income:
Service fees	5,618	6,593	6,701
Loan-related fees	1,627	1,179	977
Gain (loss) on sale of securities, net	12	—	(97)
Gain on sale of loans	390	—	605
Other noninterest income	313	337	65

Total noninterest income	7,960	8,109	8,251

Noninterest expense:
Salaries and employee benefits	21,743	17,555	16,104
Occupancy and equipment	7,007	5,663	5,723
Foreclosed assets, net	461	312	(728)
Legal and other professional fees	2,409	2,171	1,145
Other noninterest expense	7,847	6,151	5,994

Total noninterest expense	39,467	31,852	28,238

Income before provision for income taxes	21,025	15,839	12,625
Provision for income taxes	7,521	5,059	4,031

Net income	$13,504	$10,780	$8,594

Earnings per common share*:
Basic	$1.24	$1.00	$0.80
Diluted	$1.22	$0.98	$0.79
Weighted average shares outstanding*:
Basic	10,906	10,812	10,763
Diluted	11,112	10,959	10,845
Dividends per common share*	$0.16	$0.16	$0.16

*	The share and per share information presented above have been adjusted retroactively for the 3-for-2 stock split effected in the form of a 50% stock dividend on September 1, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net income	$13,504	$10,780	$8,594
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, net of tax:
Unrealized holding gains (losses) arising during the period	370	(3,493)	(24)
Less: reclassification adjustment for gains (losses) included in net income	8	—	(63)

Other comprehensive income (loss)	362	(3,493)	39

Total comprehensive income	$13,866	$7,287	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total

Balance at December 31, 2003	7,157	7,307	27,620	44,105	671	(1,330)	78,373
Issuance of common stock	6	6	44	—	—	—	50
Re-issuance of treasury stock	25	—	195	—	—	195	390
Net income	—	—	—	8,594	—	—	8,594
Other comprehensive income	—	—	—	—	39	—	39
Dividends ($0.24 per share)	—	—	—	(1,723)	—	—	(1,723)

Balance at December 31, 2004	7,188	7,313	27,859	50,976	710	(1,135)	85,723

Issuance of common stock	17	17	203	—	—	—	220
Re-issuance of treasury stock	27	—	369	—	—	217	586
Stock-based compensation expense recognized in earnings	—	—	145	—	—	—	145
Net income	—	—	—	10,780	—	—	10,780
Other comprehensive (loss)	—	—	—	—	(3,493)	—	(3,493)
Dividends ($0.24 per share)	—	—	—	(1,733)	—	—	(1,733)

Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228

Re-issuance of treasury stock	72	—	692	—	—	535	1,227
Stock-based compensation expense recognized in earnings	—	—	359	—	—	—	359
Tax benefit related to stock-based compensation expense	—	—	12	—	—	—	12
Issuance of common stock in connection with 3-for-2 stock split in the form of a 50% stock dividend	3,642	3,665	(3,665)	—	—	—	—
Net income	—	—	—	13,504	—	—	13,504
Other comprehensive income	—	—	—	—	362	—	362
Dividends ($0.16 per share)	—	—	—	(1,744)	—	—	(1,744)

Balance at December 31, 2006	10,946	$10,995	$25,974	$71,783	$(2,421)	$(383)	$105,948

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$13,504	$10,780	$8,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,440	1,360	1,345
Provision for loan losses	612	1,936	1,343
(Gain) loss on securities sales, net	(12)	—	97
(Gain) loss on sale of foreclosed assets	167	316	(1,108)
(Gain) loss on sale of premises and equipment	—	100	(5)
Gain on sale of loans, net	(390)	—	(605)
Amortization of premiums and discounts on securities	83	228	547
Amortization of deferred loan fees and discounts	(2,578)	(1,870)	(1,463)
Amortization of core deposit intangibles	495	132	—
Stock-based compensation expense	359	145	—
Excess tax benefits from stock-based compensation	(12)	—	—
Deferred income taxes	1,135	(412)	(115)
Changes in; net of acquisition:
Accrued interest receivable	(1,006)	(984)	144
Other assets	971	229	(260)
Accrued interest payable	620	279	82
Other liabilities	1,105	(2,276)	(383)

Net cash provided by operating activities	16,493	9,963	8,213

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,270)	(27,159)	(100,998)
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	51,240	65,829	88,957
Net change in loans	(117,627)	(44,530)	(38,263)
Proceeds from sale of foreclosed assets	4,119	2,450	3,908
Proceeds from sale of premises and equipment	—	27	5
Purchases of premises and equipment	(2,609)	(990)	(2,183)
Investment in subsidiary trust	—	(1,083)	—
Acquisition of Irvine branch, net of cash paid	17,065	—	—
Acquisition of Metro United Bank, net of cash paid	—	1,851	—

Net cash used in investing activities	(49,082)	(3,605)	(48,574)

Cash flows from financing activities:
Net change in:
Deposits	102,378	45,014	30,112
Other borrowings	262	(36,795)	6,676
Proceeds from issuance of junior subordinated debentures	—	36,083	—
Proceeds from issuance of common stock	—	220	50
Re-issuance of treasury stock	1,227	586	390
Dividends paid	(1,744)	(1,727)	(1,721)
Excess tax benefits from stock-based compensation	12	—	—

Net cash provided by financing activities	102,135	43,381	35,507

Net increase (decrease) in cash and cash equivalents	69,546	49,739	(4,854)
Cash and cash equivalents at beginning of period	81,812	32,073	36,927

Cash and cash equivalents at end of period	$151,358	$81,812	$32,073

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

MetroCorp Bancshares, Inc. (the “Parent”) is a Texas Corporation headquartered in Houston, Texas, which is engaged in commercial banking activities through its wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) in Texas and Metro United Bank (“Metro United”) in California (collectively, the “Banks”).

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

Loans held-for-sale are carried at the lower of aggregate cost or market value. Decreases in market value are included in noninterest expense in the consolidated statement of income. Gains and losses are recorded in noninterest income, based on the difference between sales proceeds and carrying value.

The allowance for loan losses related to impaired loans is determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The reserve for unfunded lending commitments provides for the risk of loss inherent in the Company’s unfunded lending related commitments, which is included in other liabilities. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed below.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loan Sales Recognition

Loan sales are recorded when control over the transferred assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

To calculate the gain (loss) on sale of loans, the Company’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. For financial accounting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements. Gains and losses on the

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of premises and equipment are recorded using the specific identification method at the time of sale. Expenditures for maintenance and repairs, which do not extend the life of bank premises and equipment, are charged to operations as incurred.

Goodwill and Core Deposit Intangibles

Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through an acquisition transaction. Goodwill is not amortized, but instead is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. Impairment tests are performed periodically on these amortizing intangible assets.

Foreclosed Assets

Foreclosed assets consist of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated costs to sell. On an ongoing basis, they are carried at the lower of cost or fair value less estimated costs to sell based on appraised value. Operating expenses, net of related revenue and gains and losses on sale of such assets, are reported in noninterest income.

Other Borrowings

Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less and Federal Home Loan Bank (FHLB) borrowings.

Junior Subordinated Debentures

The Company has established a statutory business trust that is a wholly-owned subsidiary of the Company. The Trust issued fixed/floating rate capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of the beneficial interests represented by the common securities of the Trust. The Trust used the proceeds from the issuance of the capital securities and the common securities to purchase the Company’s junior subordinated debentures. The purpose of forming the Trust to issue the capital securities was to provide the Company with a cost-effective means of funding the Metro United acquisition. Junior subordinated debentures represent liabilities of the Company to the Trust.

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”). The Black-Scholes option-pricing model is utilized which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forefeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income. See Note 16 — “Stock-Based Compensation” for additional information.

Off-Balance Sheet Instruments

The Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and operating leases. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by Statement No. 157, “Fair Value Measurements” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact of adoption of this statement.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact of adoption of this statement.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to FAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Instruments”, which is an amendment of Statements No. 133 and 140. Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

Reclassifications

Certain amounts have been reclassified to conform to the 2006 presentation, with no impact on net income or shareholders’ equity.

2.	Stock Split

On August 4, 2006, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock effected in the form of a 50% stock dividend that was paid on September 1, 2006 to holders of record as of August 18, 2006. Cash was paid in lieu of fractional shares.

The Company retained the current par value of $1.00 per share for all shares of common stock. All references in the financial statements and the accompanying notes regarding share data and shareholders’ equity have been adjusted to reflect the effect of the stock split for all periods presented, except those on the Balance Sheet and the Statement of Changes in Shareholders’ Equity, and the Condensed Balance Sheet in Note 23 — “Parent Company Financial Information” as of December 31, 2005. As of December 31, 2006, shareholders’ equity reflects the stock split by a reduction in additional paid-in capital of $3.7 million and an increase common stock of $3.7 million.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

Irvine Branch

On September 8, 2006, Metro United completed its acquisition of a branch of Omni Bank, N.A. (the “Branch”) located in Irvine, California. In connection with the acquisition, Metro United purchased certain assets, excluding loans, and assumed certain liabilities for a cash purchase price of $500,000. The addition of the Branch extends Metro United’s presence in the California market. The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is not expected to be deductible for tax purposes. The results of operations for this acquisition are included in the Company’s financial results beginning September 9, 2006. Pro forma results for the two years preceding the acquisition are not materially different than actual results presented, and as a result have not been presented.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Cash	$17,603
Premises and equipment, net	220
Goodwill	220
Core deposit intangibles	170
Other assets	9
Deposits	(17,536)
Accrued interest payable	(76)
Deferred taxes and other liabilities	(72)

Purchase price including capitalized costs	$538

Metro United Bank

On October 5, 2005, the Company acquired First United Bank (now known as Metro United Bank) for $37.4 million and operates the bank in California as a separate subsidiary. The addition of Metro United’s branches extended the Company’s presence to San Diego and Los Angeles. The purchase price was primarily funded through the issuance of junior subordinated debentures on October 3, 2005.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is not expected to be deductible for tax purposes. The

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$35,877
Securities	5,474
Loans, net of allowance for loan losses of $2,307	134,871
Goodwill	21,607
Core deposit intangibles	1,560
Other assets	3,820
Deposits	(161,683)
Borrowings	(2,000)
Deferred tax liabilities	(586)
Other liabilities	(4,914)

Purchase price including capitalized costs	$34,026

The following is the pro forma results (unaudited) of the combined company, assuming the acquisition of Metro United was completed on January 1 of the indicated period (in thousands, except per share amounts):

	2005	2004

Net interest income	$45,231	$37,614
Income before income taxes	16,540	12,608
Net income	11,034	8,436
Earnings per common share, basic	$1.02	$0.79
Earnings per common share, diluted	1.01	0.78

These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

4.	Cash and Cash Equivalents

The Company is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2006, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the amortized cost and fair value of securities classified as available-for-sale was as follows (in thousands):

	As of December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$28	$1	$—	$29
U.S. Government sponsored enterprises	36,906	—	(510)	36,396
Obligations of state and political subdivisions	7,425	157	—	7,582
Mortgage-backed securities and collateralized mortgage obligations	121,196	62	(3,060)	118,198
Other debt securities	143	1	(1)	143
Investment in ARM and CRA funds	19,658	—	(462)	19,196
FHLB and Federal Reserve Bank stock(1)(2)	3,848	—	—	3,848
Investment in subsidiary trust(3)	1,083	—	—	1,083

Total securities	$190,287	$221	$(4,033)	$186,475

	As of December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,869	—	(526)	36,343
Obligations of state and political subdivisions	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	162,294	112	(3,974)	158,432
Other debt securities	292	3	—	295
Investment in ARM and CRA funds	19,419	17	(412)	19,024
FHLB and Federal Reserve Bank stock(1)(2)	3,178	—	—	3,178
Investment in subsidiary trust(3)	1,083	—	—	1,083

Total securities	$240,329	$683	$(4,912)	$236,100

(1)	FHLB stock held by MetroBank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.

(3)	The Company’s ownership of trust common securities of the MCBI Statutory Trust I is carried at cost.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth information concerning sales (excluding maturities) of available-for-sale securities (in thousands):

	Years Ended December 31,
	2006	2005	2004

Amortized cost	$13,003	$—	$8,107
Proceeds	13,015	—	8,010
Gross realized gains	189	—	7
Gross realized losses	177	—	104

Investments carried at approximately $14.6 million and $10.0 million at December 31, 2006 and 2005, respectively, were pledged to collateralize public deposits and short-term borrowings.

At December 31, 2006, future contractual maturities of debt securities were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Within one year	$5,495	$5,453
Within two to five years	31,971	31,504
Within six to ten years	3,338	3,375
After ten years	3,555	3,675
Mortgage-backed securities and collateralized mortgage obligations	121,339	118,341

Total debt securities	$165,698	$162,348

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

The following tables set forth the gross unrealized losses and fair value of investments as of December 31, 2006 and 2005 that were in a continuous unrealized loss position for the periods indicated (in thousands):

	As of December 31, 2006
	Less Than		Greater Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored enterprises	$—	$—	$36,396	$(510)	$36,396	$(510)
Mortgage-backed securities and collateralized mortgage obligations	11,818	(162)	101,519	(2,898)	113,337	(3,060)
Other debt securities	29	(1)	—	—	29	(1)
Investment in ARM and CRA funds	4,461	(19)	14,735	(443)	19,196	(462)

Total securities	$16,308	$(182)	$152,650	$(3,851)	$168,958	$(4,033)

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2005
	Less Than		Greater Than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored enterprises	$31,500	$(394)	$4,843	$(132)	$36,343	$(526)
Mortgage-backed securities and collateralized mortgage obligations	102,859	(2,169)	50,108	(1,805)	152,967	(3,974)
Investment in ARM and CRA funds	—	—	14,717	(412)	14,717	(412)

Total securities	$134,359	$(2,563)	$69,668	$(2,349)	$204,027	$(4,912)

Excluding holdings of the securities from U.S. government and its agencies, the Company had an investment with one issuer in an amount greater than 10% of the Company’s shareholders’ equity at December 31, 2006. The investment, an open-end ARM Fund, which is managed by the Shay Assets Management, Inc. was recorded with a fair value of $13.8 million at December 31, 2006 and 2005, and an amortized cost of $14.2 million and $14.1 million at December 31, 2006 and 2005, respectively.

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to operations. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur. Finally, management determines whether there is both the ability and intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary. In making this assessment, management considers whether a security continues to be a suitable holding from the perspective of the Company’s overall portfolio and asset/liability management strategies.

Substantially all the unrealized losses at December 31, 2006 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2006, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses on securities were recognized in any of the three years ended December 31, 2006.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Loans and Allowance for Loan Losses

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2006	2005

Commercial and industrial	$367,072	$331,869
Real estate-mortgage	429,278	376,247
Real estate-construction	86,092	56,410
Consumer and other	7,332	10,172

Gross loans	889,774	774,698
Unearned discounts and interest	(147)	(204)
Deferred loan fees	(3,071)	(3,021)

Total loans	886,556	771,473
Allowance for loan losses	(11,436)	(13,169)

Loans, net	$875,120	$758,304

Variable rate loans	$647,394	$641,224
Fixed rate loans	242,380	133,474

Gross loans	$889,774	$774,698

Although the Company’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2006 and 2005, the Company’s loan portfolio consisted of concentrations in the following industries, which represent loan concentrations greater than 25% of capital (in thousands):

	As of December 31,
	2006	2005

Convenience stores/gasoline stations	$31,884	$36,135
Hotels/motels	94,594	82,420
Nonresidential building for rent/lease	279,675	254,954
Restaurants	71,866	56,506
Wholesale trade	76,970	59,394
All other	334,785	285,289

Gross loans	$889,774	$774,698

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,
	2006	2005	2004

Balance at beginning of year	$13,169	$10,501	$10,308
Provision for loan losses	612	1,936	1,343
Allowance acquired through acquisition	—	2,307	—
Charge-offs	(3,999)	(2,425)	(2,835)
Recoveries	1,654	850	1,685

Balance at end of year	$11,436	$13,169	$10,501

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments.

Loans for which the accrual of interest has been discontinued were approximately $9.4 million and $15.6 million at December 31, 2006 and 2005, respectively. Had these loans remained on an accrual basis, interest of approximately $853,000 and $1.7 million would have been accrued on these loans during the years ended December 31, 2006 and 2005, respectively. Loans greater than 90 days past due but still accruing interest as of December 31, 2006 and 2005 were $29,000 and $32,000, respectively.

Included in other assets on the balance sheet at December 31, 2005 is $51,000 due from the SBA, the Export Import Bank of the United States (“Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan. This amount represents the guaranteed portions of loans previously charged-off. There were no amounts due from the SBA, the Ex-Im Bank, or the OCCGF at December 31, 2006.

The recorded investment in loans for which impairment has been recognized and the related specific allowance for loan losses on such loans at December 31, 2006 and 2005, is presented below (in thousands):

	As of December 31,
	2006	2005

Impaired loans with no SFAS No. 114 valuation reserve	$6,714	$11,865
Impaired loans with SFAS No. 114 valuation reserve	2,699	6,468

Total recorded investment in impaired loans	$9,413	$18,333

Valuation allowance related to impaired loans	$900	$1,783

The average recorded investment in impaired loans was approximately $12.1 million and $20.6 million for the years ended December 31, 2006 and 2005, respectively. Interest income of $292,000 and $205,000 was recognized on impaired loans for the years ended December 31, 2006 and 2005, respectively.

Loans with a carrying value of approximately $268.4 million at December 31, 2006 were available as collateral under blanket loan agreements with the FHLB of Dallas and the FHLB of San Francisco. Loans with a carrying value of approximately $217.7 million at December 31, 2005, were available as collateral under blanket loan agreements with the FHLB of Dallas.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	Estimated useful	As of December 31,
	lives (in years)	2006	2005

Furniture, fixtures and equipment	3-10	$15,220	$14,264
Building and improvements	3-20	4,817	4,800
Land	—	1,679	1,679
Leasehold improvements	5	4,385	3,372

		26,101	24,115
Accumulated depreciation		(18,516)	(17,919)

Premises and equipment, net		$7,585	$6,196

8.	Goodwill and Core Deposit Intangibles

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the years ended December 31, 2006 and 2005 were as follows (in thousands):

		Core Deposit
	Goodwill	Intangibles

Balance, December 31, 2004	$—	$—
Acquisition of Metro United	21,607	1,560
Amortization	—	(132)

Balance, December 31, 2005	21,607	1,428

Acquisition of Irvine Branch	220	170
Amortization	—	(495)

Balance, December 31, 2006	$21,827	$1,103

Gross core deposit intangibles outstanding were $1.7 million at December 31, 2006 and $1.6 million at December 31, 2005. Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry and Metro United’s historical data. As a result, CDI is amortized over time under an accelerated method. The CDI is amortized over a weighted average period of 10 years with no residual value. Accumulated amortization of core deposit intangibles was $627,000 and $132,000 as of December 31, 2006 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2006 and 2005 was $495,000 million and $132,000 million,

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2006 is as follows (in thousands):

2007	$348
2008	250
2009	177
2010	126
2011	88
Thereafter	114

Total	$1,103

9.	Interest-Bearing Deposits

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2006	2005

Interest-bearing demand deposits	$71,838	$87,784
Savings and money market accounts	178,173	139,254
Time deposits less than $100,000	241,389	240,048
Time deposits $100,000 and over	381,514	299,242

Interest-bearing deposits	$872,914	$766,328

At December 31, 2006, the scheduled maturities of time deposits were as follows (in thousands):

2007	$546,725
2008	38,884
2009	16,653
2010	10,697
2011	9,944

$622,903

The Company had $5.1 million of brokered deposits at December 31, 2006 and 2005. There were no major deposit concentrations as of December 31, 2006 or 2005.

10.	Junior Subordinated Debentures

In September 2005, the Company formed MCBI Statutory Trust I, a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Company’s consolidated financial statements. See Note 1 — “Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy.

On October 3, 2005, the Trust issued 35,000 Fixed/Floating Rate Capital Securities with an aggregate liquidation value of $35.0 million to a third party in a private placement. Concurrent with the issuance of the capital securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $1,083,000. The proceeds of the issuance of the

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital securities and trust common securities were invested in $36,083,000 of the Company’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures. The net proceeds to the Company from the sale of the debentures to the Trust were used to fund the Company’s acquisition of Metro United.

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

The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures, and will be paid on the 15th day of December, March, June and September. The ability of the Trust to pay amounts due on the capital securities and trust common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of Trust I, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and trust common securities will also be deferred.

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

11.	Other Borrowings

Other borrowings are as follows (in thousands):

	As of December 31,
	2006	2005

FHLB loans	$25,000	$25,000
TT&L deposits	1,316	1,054

	$26,316	$26,054

The loans from the FHLB mature in September 2008 and bear interest at an average rate of 4.99% per annum. Under a blanket lien, the Company has pledged collateral with the FHLB including loans and securities of approximately $404.3 million at December 31, 2006, of which $379.3 million was available to secure additional borrowings.

Other short-term borrowings at December 31, 2006 and 2005 consist of $1.3 million and $1.1 million, respectively, in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company has pledged securities with a carrying value of $1.4 million and $1.1 million at December 31, 2006 and 2005, respectively to secure these TT&L deposits.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, at December 31, 2006 and 2005, unused borrowing capacity from the Federal Reserve Bank discount window was $7.7 million. The Company had pledged securities with a carrying value of $7.9 million and $8.2 million at December 31, 2006 and 2005, respectively to secure the discount window borrowing capacity. The Company also had unused, unsecured lines of credit with correspondent banks of $10.5 million at December 31, 2006 and $5.0 million at December 31, 2005.

12.	Income Taxes

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2006	2005

Deferred tax assets:
Allowance for loan losses	$4,226	$4,791
Deferred loan fees	867	851
Premises and equipment	1,317	1,223
Interest on nonaccrual loans	304	716
Unrealized losses on investment securities available-for-sale	1,392	1,446
Net operating loss carryforward	—	476

Gross deferred tax assets	8,106	9,503

Deferred tax liabilities:
Core deposit intangibles	423	556
FHLB stock dividends	288	250
Other	233	166

Gross deferred tax liabilities	944	972

Net deferred tax assets	$7,162	$8,531

The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2006 and 2005 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

Components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current provision for federal income taxes	$6,386	$5,471	$4,146
Deferred federal income tax provision (benefit)	1,135	(412)	(115)

Total provision for income taxes	$7,521	$5,059	$4,031

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes computed at statutory rates compared with the actual provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax expense at statutory rate	$7,359	35%	$5,544	35%	$4,293	34%
Tax-exempt interest income	(252)	(1)	(274)	(2)	(312)	(2)
State income tax	433	2	130	1	—	—
Other, net	(19)	—	(341)	(2)	50	—

Provision for income taxes	$7,521	36%	$5,059	32%	$4,031	32%

The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years Ended December 31,
	2006	2005	2004

Unrealized gains (losses) arising during the period	$208	$(1,799)	$(15)
Reclassification adjustment for gains (losses) realized in net income	4	—	(34)

Other comprehensive income	$204	$(1,799)	$19

13.	Shareholders’ Equity

The Company declared and paid dividends of $0.16 per share to the shareholders of record during the year ended December 31, 2006 which included a dividend declared of $0.04 per share to shareholders of record as of December 31, 2006, which was paid on January 15, 2007. The Company also paid dividends of $0.16 per share in 2005 and 2004 on a post stock-split basis.

The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

The Company’s Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of shares of Common Stock to employees of the Company and its subsidiaries. See Note 16 — “Stock-Based Compensation” for additional information.

14.	Regulatory Matters

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. As of December 31, 2006, the amount available for payment of dividends by MetroBank and Metro United to the Parent under applicable restrictions, without regulatory approval was approximately $23.0 million and $3.4 million, respectively. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notifications from the OCC with respect to MetroBank and the FDIC with respect to Metro United categorized MetroBank and Metro United as “well capitalized”, under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s or Metro United’s level of capital adequacy.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

					To be Categorized as
					Well Capitalized
			Minimum Required		under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2006
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$133,438	13.15%	$81,170	8.00%	$	N/A	N/A	%
MetroBank, N.A.	108,398	13.11	66,127	8.00		82,659	10.00
Metro United Bank	21,086	11.33	14,887	8.00		18,609	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	113,503	11.19	40,585	4.00		N/A	N/A
MetroBank, N.A	98,786	11.95	33,063	4.00		49,595	6.00
Metro United Bank	18,756	10.08	7,444	4.00		11,166	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	113,503	9.70	46,794	4.00		N/A	N/A
MetroBank, N.A	98,786	10.23	38,611	4.00		48,264	5.00
Metro United Bank	18,756	9.22	8,135	4.00		10,169	5.00
As of December 31, 2005
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$117,439	13.73%	$68,447	8.00%	$	N/A	N/A	%
MetroBank, N.A.	95,764	13.38	57,242	8.00		71,552	10.00
Metro United Bank	19,010	13.63	11,161	8.00		13,951	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	95,620	11.18	34,223	4.00		N/A	N/A
MetroBank, N.A	86,792	12.13	28,621	4.00		42,931	6.00
Metro United Bank	17,258	12.37	5,580	4.00		8,371	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	95,620	9.96	38,396	4.00		N/A	N/A
MetroBank, N.A	86,792	9.52	36,448	4.00		45,561	5.00
Metro United Bank	17,258	9.02	7,655	4.00		9,569	5.00

As of December 31, 2006, $28.4 million in trust preferred securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $7.7 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The new quantitative limits will be fully effective March 31, 2009. The Company has adopted the new quantitative limits for Tier 1 capital calculation.

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	401(k) Profit Sharing Plan

MetroBank has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “MetroBank Plan”). The Plan provides for pretax employee contributions of up to 100% of annual compensation with annual dollar limit of $15,000, $14,000 and $13,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company matches each participant’s contributions to the Plan up to 4% of such participant’s salary. The Company made contributions, before expenses, to the Plan of approximately $475,000, $443,200, and $391,000 during the years ended December 31, 2006, 2005, and 2004, respectively.

Metro United has also established a 401(k) plan (the “Metro United Plan”) that covers substantially all of its employees. The Metro United Plan provides for pretax employee contributions of up to 15% of annual compensation, and Metro United matches 50% of each participant’s contributions to the Metro United Plan up to 6% of such participant’s annual compensation. Metro United made contributions, before expenses, to the Metro United Plan of approximately $27,000 and $6,500 during the years ended December 31, 2006 and 2005, respectively.

16.	Stock-Based Compensation

The Company issues stock options to employees under the Company’s 1998 Stock Incentive Plan (“Incentive Plan”). The Company also has an employee stock purchase plan (“Purchase Plan”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. Under this method, prior periods are not restated. Under SFAS No. 123R, the Company values unvested stock options granted prior to its adoption of SFAS 123R and expenses these amounts in the income statement over the stock option’s remaining vesting period. In addition, the fair value of options granted subsequent to adoption of this statement are expensed ratably over the vesting period. In 2005, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted. There were 301,800 options accelerated in 2005 which represented approximately 64% of total outstanding unvested options as of December 31, 2005.

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

The adoption of this statement did not have a material effect on the Company’s financial statements and, as such, no cumulative effect of change in accounting principle was recorded. For the year ended December 31, 2006, total stock-based compensation cost recognized in the Company’s Consolidated Statements of Income was $359,000.

Prior to the adoption of SFAS No. 123R, the Company presented the tax savings from tax deductions resulting from the exercise of stock options as an operating cash flow. SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards.” The Company has

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The total tax benefit derived from the windfall associated with the exercise of non-qualified options was approximately $12,000 for the year ended December 31, 2006.

As required under SFAS No. 123R, the pro forma net income and earnings per share for the years December 31, 2005 and 2004 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net income:
As reported	$10,780	$8,594
Pro forma	$10,538	$8,423
Stock-based compensation expense, net of income taxes:
As reported	$145	$—
Pro forma	$387	$171
Basic earnings per common share:
As reported	$1.00	$0.80
Pro forma	$0.97	$0.78
Diluted earnings per common share:
As reported	$0.99	$0.79
Pro forma	$0.96	$0.77

Stock Incentive Plan.  The Incentive Plan authorizes the issuance of up to 1,050,000 shares of Common Stock under both “non-qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years unless the applicable award agreement specifies a shorter term. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. No performance shares have been awarded under the Incentive Plan since inception. As of December 31, 2006, there were 108,210 options available for future grant under the Incentive Plan.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were 241,500, 307,875, and 300,000 options granted during 2006, 2005, and 2004, respectively. Options granted under the Incentive Plan vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of seven years. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Assumptions	2006	2005	2004

Expected term (in years)	4.55	3.00	3.00
Expected stock price volatility	22.75%	26.35%	22.00%
Expected dividend yield	0.80%	1.00%	1.40%
Risk-free interest rate	4.94%	4.41%	3.25%
Estimated weighted average grant-date fair value per option granted	$4.91	$3.95	$2.26

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

A summary of activity for the Company’s stock options as of December 31, 2006 and the changes during the year then ended is presented below:

			Weighted
			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Life	(In thousands)

Outstanding options at December 31, 2005	673,725	$12.12
Options granted	241,500	18.76
Options exercised	(68,100)	10.34
Options forfeited	(30,000)	16.22

Outstanding options at December 31, 2006	817,125	$14.08	5.99	$8,115

Exercisable options at December 31, 2006	466,350	$11.47	5.92	$5,849

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was approximately $623,000, $234,000 and $44,000, respectively.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average Grant
Nonvested Shares	Shares	Date Fair Value

Nonvested at December 31, 2005	169,200	$3.79
Granted	241,500	4.91
Vested	(29,925)	3.64
Forfeited	(30,000)	4.13

Nonvested at December 31, 2006	350,775	$4.54

The Company classifies all share-based awards as equity instruments and recognizes the vesting of the awards ratably over their respective terms. As of December 31, 2006, compensation cost not yet recognized for unvested share-based awards was approximately $1.3 million, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $109,000, $1.1 million, and $96,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
	Outstanding	Average	Remaining	Outstanding	Average
Range of Exercise Prices	at 12/31/06	Exercise Price	Contractual Life	at 12/31/06	Exercise Price

$4.83 - $12.72	329,625	$10.01	6.10 years	320,625	$9.98
$12.73 - $22.09	487,500	16.83	5.91 years	145,725	14.75

	817,125	14.08	5.99 years	466,350	11.47

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The offering price per share, subsequent to the changes authorized by the Board of Directors in 2005, is an amount equal to 85% of the closing price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, an employee may purchase a number of whole shares of Common Stock with an aggregate value equal to 20% of the employee’s base salary, but not in excess of $10,000, divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2006, 63,658 shares had been issued under the Purchase Plan since inception. Information regarding share activity under the Purchase Plan for the year ended December 31, 2006 is as follows:

Number of Subscribed
Shares Outstanding

Outstanding subscribed shares at December 31, 2004	—
Shares subscribed	28,901
Subscribed shares issued	(16,343)
Subscribed shares withdrawn from plan	(255)

Outstanding subscribed shares at December 31, 2005	12,303

Subscribed shares issued	(11,701)
Subscribed shares withdrawn from plan	(599)
Fractional shares adjustment	(3)

Outstanding subscribed shares at December 31, 2006	—

The adoption of SFAS No. 123R resulted in a charge to compensation expense under the Purchase Plan that was not material. No new shares were offered in connection with the Purchase Plan in 2006.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from the earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of December 31, 2006 and 2005, there were 36,000 and 166,500 antidilutive stock options, respectively, which were excluded from the diluted shares calculation. There were no antidilutive stock options at December 31, 2004. The number of potentially dilutive common shares is determined using the treasury stock method. Earnings per share for the years ended December 31, 2006, 2005 and 2004 are calculated below (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Net income	$13,504	$10,780	$8,594

Weighted average common shares in basic EPS	10,906	10,812	10,763
Effect of dilutive securities	206	147	82

Weighted average common and potentially dilutive common shares used in diluted EPS	11,112	10,959	10,845

Earnings per common share:
Basic	$1.24	$1.00	$0.80
Diluted	$1.22	$0.98	$0.79

18.	Off-Balance Sheet Activities

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit, standby letters of credit and operating leases. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Unfunded loan commitments including unfunded lines of credit at December 31, 2006 and 2005 were $234.5 million and $152.2 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2006 and 2005 were $17.2 million and $11.2 million, respectively. The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2006 and 2005 is presented below (in thousands):

	2006	2005

Unfunded loan commitments including unfunded lines of credit	$234,501	$152,190
Standby letters of credit	7,597	4,589
Commercial letters of credit	9,596	6,593
Operating leases	9,718	5,467

Total financial instruments with off-balance sheet risk	$261,412	$168,839

19.	Fair Value of Financial Instruments

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying value and estimated fair values of financial instruments for the years ended December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006		2005
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$151,358	$151,358	$81,812	$81,812
Investment securities available-for-sale	186,475	186,475	236,100	236,100
Loans held-for-investment, net	875,120	858,807	758,304	756,392
Accrued interest receivable	5,841	5,841	4,835	4,835
Financial Liabilities
Deposits
Transaction accounts	458,761	458,761	422,460	422,460
Time deposits	622,903	622,977	539,290	537,636

Total deposits	1,081,664	1,081,738	961,750	960,096

Other borrowings	26,316	26,194	26,054	26,177
Junior subordinated debentures	36,083	37,119	36,083	37,507
Accrued interest payable	1,822	1,822	1,126	1,126
Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	234,501	—	152,190	—
Standby letters of credit	7,597	—	4,589	—
Commercial letters of credit	9,596	—	6,593	—

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

Investment Securities

Fair values are based upon publicly quoted market prices. See Note 5 — “Securities.”

Loans

The fair value of loans originated by the Bank is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company leases certain branch premises and equipment under operating leases, which expire between 2007 through 2017. The Company incurred rental expense of approximately $1.6 million, $1.0 million, and $962,000, for the years ended December 31, 2006, 2005 and 2004, respectively, under these lease agreements. Future minimum lease payments at December 31, 2006 due under these lease agreements are as follows (in thousands):

Year	Amount

2007	$1,772
2008	1,806
2009	1,811
2010	1,733
2011	952
Thereafter	1,644

$9,718

21.	Operating Segment Information

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

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of selected operating segment information as of and for the years ended December 31, 2006 and 2005 (in thousands):

	As of and for the Year Ended December 31, 2006
				Consolidated
	MetroBank	Metro United	Other	Company

Net interest income	$46,917	$8,267	$(2,040)	$53,144
Provision for loan losses	451	161	—	612

Net interest income after provision for loan losses	46,466	8,106	(2,040)	52,532
Noninterest income	7,760	310	(110)	7,960
Noninterest expense	33,059	5,895	513	39,467

Income before income tax provision	21,167	2,521	(2,663)	21,025
Provision for income taxes	7,373	1,061	(913)	7,521

Net income	$13,794	$1,460	$(1,750)	$13,504

Assets	$1,009,996	$257,211	$1,227	$1,268,434
Net loans	693,538	181,582	—	875,120
Goodwill and core deposit intangibles	—	22,930	—	22,930
Deposits	870,394	213,241	(1,971)	1,081,664
Shareholders’ equity	96,746	41,618	(32,416)	105,948

	As of and for the Year Ended December 31, 2005
				Consolidated
	MetroBank	Metro United	Other	Company

Net interest income	$40,168	$1,847	$(497)	$41,518
Provision for loan losses	1,874	62	—	1,936

Net interest income after provision for loan losses	38,294	1,785	(497)	39,582
Noninterest income	7,984	125	—	8,109
Noninterest expense	30,550	1,150	152	31,852

Income before income tax provision	15,728	760	(649)	15,839
Provision for income taxes	4,935	299	(175)	5,059

Net income	$10,793	$461	$(474)	$10,780

Assets	$914,748	$212,782	$674	$1,128,204
Net loans	625,825	132,479	—	758,304
Goodwill and core deposit intangibles	—	23,035	—	23,035
Deposits	793,451	171,587	(3,288)	961,750
Shareholders’ equity	84,340	40,156	(32,268)	92,228

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Supplemental Statement of Cash Flow Information

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash payments during the year for:
Interest	$29,637	$17,259	$11,267
Income taxes	5,050	4,550	3,850
Noncash investing and financing activities:
Dividends declared not paid	437	437	431
Foreclosed assets acquired	3,167	5,066	1,781
Loans to facilitate the sale of foreclosed assets	—	—	505
Transfer of loans receivable from loans held-for-sale	—	(1,899)	—

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2006	2005

Assets
Cash and due from subsidiary banks	$2,059	$3,367
Investment in subsidiary trust	1,083	1,083
Investment in bank subsidiaries	138,375	124,514
Other assets	1,195	3

Total assets	$142,712	$128,967

Liabilities and Shareholders’ Equity
Accrued interest payable	$127	$98
Junior subordinated debentures	36,083	36,083
Other liabilities	554	558

Total liabilities	36,764	36,739

Shareholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 and 7,329,977 shares issued and 10,946,135 and 7,232,239 shares outstanding at December 31, 2006 and 2005, respectively	10,995	7,330
Additional paid-in-capital	25,974	28,576
Retained earnings	71,783	60,023
Other comprehensive income	(2,421)	(2,783)
Treasury stock, at cost	(383)	(918)

Total shareholders’ equity	105,948	92,228

Total liabilities and shareholders’ equity	$142,712	$128,967

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Income
Equity in undistributed income of subsidiaries	$13,499	$4,513	$6,872
Interest income on deposits	4	2	—
Dividends received from subsidiary trust	63	15	—
Dividends received from bank subsidiaries	1,749	6,734	1,722

Total income	15,315	11,264	8,594

Expense
Interest expense on junior subordinated debentures	2,108	514	—
Stock-based compensation	359	145	—
Other expenses	257	—	—

Total expense	2,724	659	—

Income before taxes	12,591	10,605	8,594
Income tax benefit	913	175	—

Net income	$13,504	$10,780	$8,594

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flow from operating activities:
Net income	$13,504	$10,780	$8,594
Stock-based compensation	359	145	—
Equity in undistributed income of subsidiaries	(13,499)	(4,513)	(6,872)
Increase in other assets	(962)	(3)	—
Increase (decrease) in other liabilities	(193)	(68)	2

Net cash used in operating activities	(791)	6,341	1,724

Cash flow from investment activities:
Investment in bank subsidiaries	—	(39,425)	(3,025)
Investment in subsidiary trust	—	(1,083)	—

Net cash used in investing activities	—	(40,508)	(3,025)

Cash flow from financing activities:
Proceeds from issuance junior subordinated debentures	$—	$36,083	$—
Proceeds from issuance of common stock	—	220	50
Re-issuance of treasury stock	1,227	586	390
Dividends	(1,744)	(1,727)	(1,721)

Net cash provided by (used in) financing activities	(517)	35,162	(1,281)

Net increase (decrease) in cash and cash equivalents	(1,308)	995	(2,582)
Cash and cash equivalents at beginning of year	3,367	2,372	4,954

Cash and cash equivalents at end of year	$2,059	$3,367	$2,372

Dividends declared but not paid	$437	$437	$431

24.	Related Party Transactions

In the ordinary course of business, the Company enters into transactions with its and the Company’s executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2006 and 2005, certain of these officers and directors and their affiliated companies were indebted to the Company in the aggregate amount of approximately $827,000 and $758,000 respectively.

METROCORP BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of activity for the years ended December 31, 2006 and 2005 for such amounts (in thousands):

	2006	2005

Balance at January 1,	$758	$265
New loans and advances	827	1,077
Repayments	(758)	(584)

Balance at December 31,	$827	$758

In addition, as of December 31, 2006 and 2005, the Company held demand and other deposits for related parties of approximately $4.5 million and $6.2 million, respectively.

New Era Life Insurance Company (New Era) is the agency used by MetroBank for the insurance coverage it provides to employees and their dependents. The insurance coverage consists of medical and dental insurance. The Company’s Chairman is a principal shareholder and the Chairman of the Board of New Era. MetroBank paid New Era $1.7 million and $1.5 million for such insurance coverage for the years ended December 31, 2006 and 2005, respectively.

In addition to the insurance transactions, MetroBank had six commercial real estate loan participations with New Era as of December 31, 2006, and four as of December 31, 2005. These loans were originated by and are being serviced by MetroBank. All six loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Gross balance	$38,376	$17,018
Less: participation portion sold to New Era	(12,753)	(6,691)

Net balance outstanding	$25,623	$10,327

The loans have interest rates which float with the prime rate and mature between March 2007 and March 2012. The percent of the participation portions sold to New Era varies from 8.29% to 50.00%.

Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. is a director of the Company. The lease agreements covering the different areas comprising the Company’s headquarters have lease commitment dates ranging from June 2003 to March 2006, at a net rent of $41,330 per month, and the expiration dates ranging from December 2010 to May 2013. The lease agreement for MetroBank’s Bellaire branch commenced on December 29, 2003 at a total rent of $11,203 per month and expires in December 2011. For these respective lease agreements, the Company paid Gaumnitz, Inc. $630,000 and $576,000 during the years ended December 31, 2006 and 2005, respectively.

EXHIBIT INDEX

Exhibit
Number(1)	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).
4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).
10.1	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10.2†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.3	Metro Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.4†	Employment Agreement between the Company and George M. Lee dated as of January 26, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007).
10.5†	Employment Agreement between the Company and Mitchell W. Kitayama dated as of July 15, 2005 (incorporated herein by to the Company’s Current Report on Form 8-K filed on July 21, 2006).
10.6†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006).
10.7†*	Letter Agreement between MetroBank, N.A. and David Tai dated as of February 14, 2005.
10.8†*	Letter Agreement between MetroBank, N.A. and David Choi dated as of February 14, 2005.
10.9†*	Letter Agreement between MetroBank, N.A. and Terry Tangen dated as of February 14, 2005.
11	Computation of Earnings Per Common Share, included as Note (17) to the Consolidated Financial Statements of this Form 10-K.
21*	Subsidiaries of MetroCorp Bancshares, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.