Form 10-Q
period 2007-03-31
METROCORP BANCSHARES INC
filed 2007-05-09
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25141
________________

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

As of April 30, 2007, the number of outstanding shares of Common Stock was 10,959,862.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$25,955	$25,709
Federal funds sold and other short-term investments	24,466	125,649
Total cash and cash equivalents	50,421	151,358
Securities available-for-sale, at fair value	174,685	181,544
Other investments	4,971	4,931
Loans, net of allowance for loan losses of $11,900 and $11,436, respectively	994,378	875,120
Accrued interest receivable	6,110	5,841
Premises and equipment, net	7,914	7,585
Goodwill	21,827	21,827
Core deposit intangibles	1,016	1,103
Customers' liability on acceptances	4,683	7,693
Foreclosed assets, net	2,657	2,747
Other assets	9,028	8,685
Total assets	$1,277,690	$1,268,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$201,772	$208,750
Interest-bearing	888,978	872,914
Total deposits	1,090,750	1,081,664
Junior subordinated debentures	36,083	36,083
Other borrowings	25,802	26,316
Accrued interest payable	1,774	1,822
Acceptances outstanding	4,683	7,693
Other liabilities	9,238	8,908
Total liabilities	1,168,330	1,162,486
Commitments and contingencies	-	-

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,955,669 and 10,946,135 shares outstanding at March 31, 2007 and December 31, 2006, respectively	10,995	10,995
Additional paid-in capital	26,294	25,974
Retained earnings	74,435	71,783
Accumulated other comprehensive loss	(2,054)	(2,421)
Treasury stock, at cost	(310)	(383)
Total shareholders' equity	109,360	105,948
Total liabilities and shareholders' equity	$1,277,690	$1,268,434

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Interest income:
Loans	$20,621	$16,423
Securities:
Taxable	1,864	2,209
Tax-exempt	85	206
Other investments	68	55
Federal funds sold and other short-term investments	968	638
Total interest income	23,606	19,531
Interest expense:
Time deposits	7,601	5,027
Demand and savings deposits	1,525	916
Junior subordinated debentures	520	520
Other borrowings	324	323
Total interest expense	9,970	6,786
Net interest income	13,636	12,745
Provision for loan losses	137	258
Net interest income after provision for loan losses	13,499	12,487
Noninterest income:
Service fees	1,216	1,461
Loan-related fees	177	211
Letters of credit commissions and fees	204	171
Other noninterest income	69	76
Total noninterest income	1,666	1,919
Noninterest expenses:
Salaries and employee benefits	5,746	5,290
Occupancy and equipment	1,970	1,544
Foreclosed assets, net	42	43
Other noninterest expense	2,467	2,634
Total noninterest expenses	10,225	9,511

Income before provision for income taxes	4,940	4,895
Provision for income taxes	1,850	1,664
Net income	$3,090	$3,231
Earnings per common share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.29
Weighted average shares outstanding:
Basic	10,953	10,868
Diluted	11,163	11,030
Dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$3,090	$3,231

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	367	(480)
Less: reclassification adjustment for gain included in net income	-	1
Other comprehensive income (loss)	367	(481)
Total comprehensive income	$3,457	$2,750

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock, At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total
Balance at December 31, 2006	10,946	$10,995	$25,974	$71,783	$(2,421)	$(383)	$105,948
Re-issuance of treasury stock	10	-	90	-	-	73	163
Stock-based compensation expense recognized in earnings	-	-	230	-	-	-	230
Net income	-	-	-	3,090	-	-	3,090
Other comprehensive income	-	-	-	-	367	-	367
Cash dividends ($0.04 per share)	-	-	-	(438)	-	-	(438)
Balance at March 31, 2007	10,956	$10,995	$26,294	$74,435	$(2,054)	$(310)	$109,360

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$3,090	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	433	326
Provision for loan losses	137	258
Gain on sale of securities, net	-	(2)
Amortization of premiums and discounts on securities	8	24
Amortization of deferred loan fees and discounts	(650)	(574)
Amortization of core deposit intangibles	87	118
Stock-based compensation	230	28
Excess tax benefits from stock-based compensation	-	(12)
Changes in:
Accrued interest receivable	(269)	72
Other assets	(553)	(302)
Accrued interest payable	(48)	(11)
Other liabilities	330	2,030
Net cash provided by operating activities	2,795	5,186

Cash flows from investing activities:
Purchases of securities available-for-sale	(89)	(235)
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	7,476	11,266
Net change in loans	(118,745)	(14,764)
Proceeds from sale of foreclosed assets	90	-
Purchases of premises and equipment	(762)	(255)
Net cash used in investing activities	(112,030)	(3,988)

Cash flows from financing activities:
Net change in:
Deposits	9,086	10,116
Other borrowings	(514)	(479)
Proceeds from stock option exercises	75	303
Re-issuance of treasury stock	88	91
Dividends paid	(437)	(437)
Excess tax benefits from stock-based compensation	-	12
Net cash provided by financing activities	8,298	9,606

Net (decrease) increase in cash and cash equivalents	(100,937)	10,804
Cash and cash equivalents at beginning of period	151,358	81,812
Cash and cash equivalents at end of period	$50,421	$92,616

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and Metro United Bank (“Metro United”), in Texas and California, respectively (collectively, the “Banks”). MetroBank is engaged in commercial banking activities through its thirteen branches in Houston and Dallas, Texas, and Metro United is engaged in commercial banking activities through its five branches in San Diego, Los Angeles and San Francisco, California. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. Interim period results are not necessarily indicative of results for a full-year period.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, shareholders’ equity, or cash flows.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.    SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2007						As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$27		$1		$(1)	$27	$28		$1	$	─	$29
U.S. Government sponsored enterprises	36,915		─		(412)	36,503	36,906		─		(510)	36,396
Obligations of state and political subdivisions	6,530		165		─	6,695	7,425		157		─	7,582
Mortgage-backed securities and collateralized mortgage obligations	114,638		82		(2,639)	112,081	121,196		62		(3,060)	118,198
Other debt securities	105		1		(1)	105	143		1		(1)	143
Investment in ARM and CRA funds	19,707		─		(433)	19,274	19,658		─		(462)	19,196
Total available for sale securities	$177,922		$249		$(3,486)	$174,685	$185,356		$221		$(4,033)	$181,544

Other investments
FHLB/Federal Reserve Bank stock	$3,888	$	─	$	─	$3,888	$3,848	$	─	$	─	3,848
Investment in subsidiary trust	1,083		─		─	1,083	1,083		─		─	1,083
Total other investments	$4,971	$	─	$	─	$4,971	$4,931	$	─	$	─	$4,931

The following table displays the gross unrealized losses and fair value of securities available for sale as of March 31, 2007 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$11	$(1)	$	─	$	─	$11	$(1)
U.S. Government sponsored enterprises	─	─		36,503		(412)	36,503	(412)
Mortgage-backed securities and collateralized mortgage obligations	10,236	(118)		94,200		(2,522)	104,436	(2,640)
Other debt securities	13	(1)		─		─	13	(1)
Investment in ARM and CRA funds	4,523	(6)		14,751		(426)	19,274	(432)
Total securities	$14,783	$(126)		$145,454		$(3,360)	$160,237	$(3,486)

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

3.    ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	As of and for the three months ended March 31, 2007	As of and for the three months ended March 31, 2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$11,436	$13,169
Provision for loan losses	137	258
Charge-offs	(226)	(1,097)
Recoveries	553	1,399
Allowance for loan losses at end of period	$11,900	$13,729

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The reserve for unfunded commitments was $919,000 and $539,000 at March 31, 2007 and 2006, respectively.

4.    INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” ("FIN 48") on January 1, 2007. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. Adoption of this standard on January 1, 2007 did not have a material effect on the Company's consolidated results of operations or financial condition. Additionally, the Company had no unrecognized tax benefits as of March 31, 2007, and as a result there is no impact on the Company's effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company's historical policy and will continue to be consistently applied in the future. As of March 31, 2007, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the United States and Texas and California. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state. The Company is open to federal tax authority examinations for the tax years ended December 31, 2003 through December 31, 2006.

5.    EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options that are antidilutive are excluded from earnings per share calculation. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of March 31, 2007 and 2006, there were 47,408 and 4,438 antidilutive stock options, respectively. The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands, except per share amounts)

Net income available to common shareholders	$3,090	$3,231

Weighted average common shares in basic EPS	10,953	10,868
Effect of dilutive securities	210	162
Weighted average common and potentially dilutive common shares used in diluted EPS	11,163	11,030

Earnings per common share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.29

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2007 and December 31, 2006 is presented below:

	As of March 31, 2007	As of December 31, 2006
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$267,376	$234,501
Standby letters of credit	7,137	7,597
Commercial letters of credit	9,457	9,596
Operating leases	10,797	9,718
Total financial instruments with off-balance sheet risk	$294,767	$261,412

8.    OPERATING SEGMENT INFORMATION

The Company operates two community banks in distinct geographical areas, and manages its operations and prepares management reports and other information with a primary focus on these geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the parent company and eliminations of transactions between segments. The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2007:

	MetroBank	Metro United	Other	Consolidated
	(Dollars in thousands)

Total interest income	$18,589	$5,000	$17	$23,606
Total interest expense	6,879	2,571	520	9,970
Net interest income	11,710	2,429	(503)	13,636
Provision for loan losses	-	137	-	137
Net interest income after provision for loan losses	11,710	2,292	(503)	13,499
Noninterest income	1,590	76	-	1,666
Noninterest expense	7,856	2,060	309	10,225
Income before income tax provision	5,444	308	(812)	4,940
Provision for income taxes	1,972	125	(247)	1,850
Net income	$3,472	$183	$(565)	$3,090

Net loans	$748,512	$245,866	$-	$994,378
Total assets	990,734	285,713	1,243	1,277,690
Deposits	855,381	236,905	(1,536)	1,090,750

9.    NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” , which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by Statement No. 157, “Fair Value Measurements” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact of adoption of this statement.

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

Overview

The Company recorded net income of $3.1 million for the three months ended March 31, 2007, a decrease of approximately $141,000 compared with net income of $3.2 million for the same quarter in 2006. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2007 was $0.28, a decrease of $0.01 per diluted share compared with diluted EPS of $0.29 for the same quarter in 2006.

Total assets were $1.28 billion at March 31, 2007, an increase of approximately $9.3 million or 0.73% from $1.27 billion at December 31, 2006. Available for sale investment securities at March 31, 2007 were $174.7 million, a decrease of approximately $6.9 million or 3.8% from $181.5 million at December 31, 2006. Net loans at March 31, 2007 were $994.4 million, an increase of approximately $119.3 million or 13.6% from $875.1 million at December 31, 2006. Total deposits at March 31, 2007 were $1.09 billion, an increase of approximately $9.1 million or 0.84% from $1.08 billion at December 31, 2006. Other borrowings at March 31, 2007 were $25.8 million, a decrease of approximately $514,000 or 2.0% from $26.3 million at December 31, 2006. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2007 and 2006 was 0.99% and 1.16%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2007 and 2006 was 11.59% and 13.85%, respectively.

Shareholders’ equity at March 31, 2007 was $109.3 million compared to $105.9 million at December 31, 2006, an increase of approximately $3.4 million or 3.2%.

Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2007, net interest income, before the provision for loan losses, was $13.6 million, an increase of approximately $891,000 or 7.0% compared with $12.7 million for the same period in 2006. Average interest-earning assets for the three months ended March 31, 2007 were $1.19 billion, an increase of approximately $127.6 million or 12.0% compared with $1.06 billion for the same period in 2006. The increase was primarily due to new loan growth. The weighted average yield on interest-earning assets for the first quarter 2007 was 8.03%, an increase of 59 basis points compared with 7.44% for the same quarter in 2006. . Average interest-bearing liabilities for the three months ended March 31, 2007 were $934.8 million, an increase of approximately $98.5 million or 11.8% compared with $836.2 million for the same period in 2006, primarily due to an increase in savings and time deposits. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2007 was 4.33%, an increase of 104 basis points compared with 3.29% for the same quarter in 2006.

The net interest margin for the three months ended March 31, 2007 was 4.64%, a decrease of 22 basis points compared with 4.86% for the same period in 2006. The decrease was primarily the result of an increase in the cost of earning assets of 81 basis points offset by an increase in the yield on earning assets of 59 basis points. The increase in the cost of earning assets was due primarily to an increase in both the volume and interest paid on time deposits and savings and money market accounts. The increase in yield on earning assets was due primarily to an increase in both the volume and yield on loans.

Total Interest Income. Total interest income for the three months ended March 31, 2007 was $23.6 million, an increase of approximately $4.1 million or 20.9% compared with $19.5 million for the same period in 2006. The increase was primarily the result of loan growth and a higher yield on a higher volume of interest-earning assets.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2007 was $20.6 million, an increase of approximately $4.2 million or 25.6% from $16.4 million for the same quarter in 2006. The increase was primarily the result of higher yield on loans as well as growth in the loan portfolio. Average total loans for the three months ended March 31, 2007 were $933.8 million compared to $772.9 million for the same period in 2006, an increase of approximately $160.9 million or 20.8%. For the first quarter of 2007, the average yield on loans was 8.96% compared to 8.62% for the same quarter in 2006, an increase of 34 basis points.

Approximately $717.9 million or 71.1% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates. At March 31, 2007, the average yield on total loans was approximately 71 basis points above the prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At March 31, 2007, approximately $489.5 million in loans or 48.5% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 9.0%. At March 31, 2006, variable rate loans with interest rate floors carried a weighted average interest rate of 8.75% and comprised 63.5% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended March 31, 2007 was $3.0 million, a decrease of approximately $123,000 or 4.0% compared to $3.1 million for the same period in 2006, primarily due to normal paydowns and maturities of investment securities, which were used to fund loan growth. Average total investments for the three months ended March 31, 2007 were $258.3 million compared to average total investments for the same period in 2006 of $291.6 million, a decrease of approximately $33.3 million or 11.4%. For the first quarter 2007, the average yield on total investments was 4.69% compared to 4.32% for the same quarter in 2006, an increase of 37 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2007 was $10.0 million, an increase of approximately $3.2 million or 46.9% compared to $6.8 million for the same period in 2006. The increase primarily reflected higher interest rates and an increase in interest-bearing deposits.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2007 was $9.1 million, an increase of approximately $3.2 million or 53.6% compared to $5.9 million for the same period in 2006. The increase was primarily due to higher interest rates paid for and a higher volume of interest-bearing deposits. Average interest-bearing deposits for the three months ended March 31, 2007 were $872.0 million compared to average interest-bearing deposits for the same period in 2006 of $773.5 million, an increase of $98.5 million or 12.7%. The average interest rate paid on interest-bearing deposits for the first quarter 2007 was 4.24% compared to 3.12% for the same quarter in 2006, an increase of 112 basis points.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended March 31, 2007 was $324,000 and consistent compared to $323,000 for the same period in 2006. Average borrowed funds for the three months ended March 31, 2007 and 2006 were $26.7 million. The average interest rate paid on borrowed funds for the first quarter of 2007 was 4.92%, compared to 4.91% for the same quarter in 2006.

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

	For The Three Months Ended March 31,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$933,829	$20,621	8.96%	$772,913	$16,423	8.62%
Taxable securities	170,962	1,864	4.42	210,123	2,209	4.26
Tax-exempt securities	6,895	85	5.00	16,685	206	5.01
Other investments (2)	4,938	68	5.58	4,347	55	5.13
Federal funds sold and other short-term investments	75,476	968	5.20	60,411	638	4.28
Total interest-earning assets	1,192,100	23,606	8.03	1,064,479	19,531	7.44
Allowance for loan losses	(11,641)			(13,811)
Total interest-earning assets, net of allowance for loan losses	1,180,459			1,050,668
Noninterest-earning assets	81,087			81,789
Total assets	$1,261,546			$1,132,457

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$68,341	$205	1.21%	$80,918	$169	0.85%
Savings and money market accounts	171,520	1,320	3.12	143,532	747	2.11
Time deposits	632,118	7,601	4.88	549,036	5,027	3.71
Junior subordinated debentures	36,083	520	5.76	36,083	520	5.76
Other borrowings	26,695	324	4.92	26,659	323	4.91
Total interest-bearing liabilities	934,757	9,970	4.33	836,228	6,786	3.29
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	202,256			188,767
Other liabilities	16,390			12,845
Total liabilities	1,153,403			1,037,840
Shareholders' equity	108,143			94,617
Total liabilities and shareholders' equity	$1,261,546			$1,132,457

Net interest income		$13,636			$12,745
Net interest spread			3.71%			4.15%
Net interest margin			4.64%			4.86%
_______________________________
(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2007 vs 2006
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$3,419	$779	$4,198
Taxable securities	(412)	67	(345)
Tax-exempt securities	(121)	-	(121)
Other investments	7	6	13
Federal funds sold and other short-term investments	159	171	330
Total increase in interest income	3,052	1,023	4,075

Interest-bearing liabilities:
Interest-bearing demand deposits	(26)	62	36
Savings and money market accounts	146	427	573
Time deposits	761	1,813	2,574
Junior subordinated debentures	-	-	-
Other borrowings	-	1	1
Total increase in interest expense	881	2,303	3,184

Increase (decrease) in net interest income	$2,171	$(1,280)	$891

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2007 was $137,000, a decrease of approximately $121,000, compared to $258,000 for the same period in 2006. The decrease was primarily due to improvement in asset quality as indicated by the increase in the ratio of allowance for loan losses to net nonperforming loans from 145.88% at March 31, 2006 to 236.25% at March 31, 2007. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at March 31, 2007 and 2006 was 1.18% and 1.75%, respectively.

Noninterest Income. Noninterest income for the three months ended March 31, 2007 was $1.7 million, a decrease of approximately $253,000 compared to $1.9 million for the same period in 2006. The decrease was primarily due to a decrease in service fees. Service fees decreased as a result of fewer NSF service charges, an increase in the earnings credit on commercial demand deposit accounts, and a reduction in check cashing fees.

Noninterest Expense. Total noninterest expense for the three months ended March 31, 2007 was $10.2 million, an increase of approximately $714,000 or 7.5% compared to $9.5 million for the same quarter in 2006. Salaries and benefits expense for the three months ended March 31, 2007 was $5.7 million, up $456,000 compared with $5.3 million for the same period in 2006. The increase was primarily due to an increase in personnel at Metro United.

Occupancy and equipment expense for the three months ended March 31, 2007 was $2.0 million, up $426,000 or 27.6% compared with $1.5 million for the same period in 2006. The increase was due to the opening of new branches in California and in Texas, and the opening of the representative office in China during the fourth quarter of 2006.

Other noninterest expense for the three months ended March 31, 2007 was $2.5 million, down $167,000 compared with $2.6 million for the same period in 2006. The decrease was primarily due to a decrease in accounting fees, consulting fees, and legal fees.

The Company’s efficiency ratio for the three months ended March 31, 2007 was 66.82%, an increase from 64.86% for the same quarter in 2006, and was primarily due to increased non-interest expenses as a result of growth in California.

Income Taxes. Income tax expense for the three months ended March 31, 2007 was $1.9 million, compared with $1.7 million for the same period in 2006. The Company’s effective tax rate was 37.4% and 34.0% for the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate is attributed to the effects of the Texas margin tax, which replaced the existing Texas franchise tax in 2007. The effective tax rate is also affected by the amount of tax-exempt income in relation to taxable income.

Financial Condition

Loan Portfolio. Total loans at March 31, 2007 were $1.01 billion, an increase of $119.7 million or 13.5% compared with $886.6 million at December 31, 2006. Compared to the loan level at December 31, 2006, real estate loans increased $85.6 million or 16.6% during the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, the ratio of total loans to total deposits was 92.26%, and 81.96%, respectively. At the same dates, total loans represented 78.8% and 69.9% of total assets, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$400,865	39.70%	$367,072	41.25%
Real estate mortgage
Residential	7,363	0.73	4,847	0.55
Commercial	493,224	48.85	424,431	47.70
	500,587	49.58	429,278	48.25
Real estate construction
Residential	30,165	2.99	27,781	3.13
Commercial	70,230	6.96	58,311	6.55
	100,395	9.95	86,092	9.68
Consumer and other	7,805	0.77	7,332	0.82
Gross loans	1,009,652	100.00%	889,774	100.00%
Unearned discounts, interest and deferred fees	(3,374)		(3,218)
Total loans	1,006,278		886,556
Allowance for loan losses	(11,900)		(11,436)
Loans, net	$994,378		$875,120

Nonperforming Assets. Total nonperforming assets decreased $1.9 million from $12.2 million at December 31, 2006 to $10.3 million at March 31, 2007. The decrease was primarily due to a loan payoff of $2.7 million; the addition of a $1.3 million loan secured by a retail center; and other loan payments of approximately $230,000.

As of March 31, 2007, nonperforming assets primarily consisted of $7.4 million in nonaccrual loans, $250,000 in accruing loans that were 90 days or more past due, and $2.7 million in other real estate. The increase of $221,000 in accruing loans 90 days or more past due compared to December 31, 2006 was primarily due to the delayed renewal of one matured loan. Approximately $4.2 million of nonaccrual loans are collateralized by real estate, which represented 57.2% of total nonaccrual loans at March 31, 2007. Other real estate decreased $90,000 from December 31, 2006 to March 31, 2007 as the result of the sale of a property related to a construction loan secured by several single-family residences.

Net nonperforming assets at March 31, 2007 were $7.7 million compared to $9.3 million at December 31, 2006, a decrease of $1.6 million or 17.6%. The ratios for net nonperforming assets to total loans and other real estate at March 31, 2007 and December 31, 2006 were 0.76% and 1.05%, respectively. The ratios for net nonperforming assets to total assets were 0.60% and 0.74% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which totaled $2.6 million at March 31, 2007 compared to $2.9 million at December 31, 2006.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$7,383	$9,414
Accruing loans 90 days or more past due	250	29
Other real estate (“ORE”) and other assets repossessed (“OAR”)	2,657	2,747
Total nonperforming assets	10,290	12,190
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,596)	(2,857)
Total net nonperforming assets	$7,694	$9,333

Total nonperforming assets to total assets	0.81%	0.96%
Total nonperforming assets to total loans and ORE/OAR	1.02%	1.37%
Net nonperforming assets to total assets (1)	0.60%	0.74%
Net nonperforming assets to total loans and ORE/OAR (1)	0.76%	1.05%
______________________________
(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of March 31, 2007	As of December 31, 2006
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$4,608	$6,715
Impaired loans with a SFAS No. 114 valuation reserve	2,775	2,699
Total recorded investment in impaired loans	$7,383	$9,414

Valuation allowance related to impaired loans	$1,075	$900

The average recorded investment in impaired loans during the three months ended March 31, 2007 and the year ended December 31, 2006 was $9.1 million and $12.1 million, respectively. Interest income on impaired loans of $33,000 was recognized for cash payments received during the three months ended March 31, 2007.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2007 and 2006, the allowance for loan losses was $11.9 million and $13.7 million, respectively, or 1.18% and 1.75% of total loans, respectively. At December 31, 2006, the allowance for loan losses was $11.4 million, or 1.29% of total loans. Net recoveries for the three months ended March 31, 2007 and 2006 were $ 327,000 and $302,000, respectively.

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

The following table presents an analysis of the allowance for loan losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Average total loans outstanding for the period	$933,829	$772,913
Total loans outstanding at end of period	$1,006,278	$786,693

Allowance for loan losses at beginning of period	$11,436	$13,169
Provision for loan losses	137	258
Charge-offs:
Commercial and industrial	-	(997)
Real estate mortgage	(219)	(21)
Real estate construction	-	-
Consumer and other	(7)	(79)
Total charge-offs	(226)	(1,097)

Recoveries:
Commercial and industrial	452	486
Real estate mortgage	99	851
Real estate construction	-	-
Consumer and other	2	62
Total recoveries	553	1,399
Net recoveries (charge-offs)	327	302

Allowance for loan losses at end of period	11,900	13,729

Reserve for unfunded lending commitments at beginning of period	793	546
Provision for unfunded lending commitments	126	(7)
Reserve for unfunded lending commitments at end of period	919	539

Allowance for credit losses	$12,819	$14,268

Ratio of allowance for loan losses to end of period total loans	1.18%	1.75%
Ratio of net recoveries to average total loans	0.03%	0.04%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	155.90%	119.17%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	236.25%	145.88%
______________________________
(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.
(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At March 31, 2007, the available for sale securities portfolio was $174.7 million, a decrease of $6.9 million or 3.8% compared with $181.5 million at December 31, 2006. The decrease was primarily due to principal payments and maturities on tax-free municipal bonds, mortgage-backed securities and collateralized mortgage obligations . The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. government sponsored enterprises, and tax-free municipal bonds. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock and the investment in subsidiary trust, were $5.0 million at March 31, 2007 and $4.9 million at December 31, 2006.

Deposits. At March 31, 2007, total deposits were $1.09 billion, an increase of $9.1 million or 0.8% compared with $1.08 billion at December 31, 2006. However, noninterest-bearing demand deposits at March 31, 2007 decreased $7.0 million or 3.3% to $201.8 million from $208.8 million at December 31, 2006. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2007 and December 31, 2006 was 18.5% and 19.3%, respectively. Interest-bearing deposits at March 31, 2007 were $889.0 million, an increase of $16.1 million or 1.8% compared with $872.9 million at December 31, 2006.

Junior Subordinated Debentures. Junior subordinated debentures at March 31, 2007 and December 31, 2006 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings at March 31, 2007 were $25.8 million, a decrease of approximately $514,000 or 2.0% compared to other borrowings of $26.3 million at December 31, 2006. The Company has two ten-year loans totaling $25.0 million from the FHLB of Dallas, maturing in September 2008, to diversify its funding sources. The ten-year loans bear interest at an average rate of 4.99% per annum and are callable quarterly at the discretion of the FHLB.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Three Months Ended March 31, 2007	As of and for the Year Ended December 31, 2006
	(Dollars in thousands)
FHLB notes:
at end of period	$25,000	$25,000
average during the period	25,901	25,247
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	4.99%	4.99%
Interest rate during the period	5.07	5.05
Federal Reserve TT&L:
at end of period	$802	$1,316
average during the period	794	702
maximum month-end balance during the period	802	1,316

Liquidity. The Company’s loan to deposit ratio at March 31, 2007 and 2006 was 92.3% and 81.0%, respectively. As of this same date, the Company had commitments to fund loans in the amount of $267.4 million. At March 31, 2007, the Company had stand-by letters of credit of $7.1 million, for which the Company has recorded a liability of $17,000 for the fair value of the Company’s probable obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $383.0 million from the FHLBs, $7.7 million from the FRB discount window, and $10.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2007 was $109.4 million compared to $105.9 million at December 31, 2006, an increase of approximately $3.5 million. This increase was primarily the combined result of $3.1 million in net income, and an increase in additional paid-in capital of $320,000 due to the effect of dividend reinvestment and stock-based compensation, partially offset by dividend payments of approximately $438,000, and a decrease in accumulated other comprehensive loss of $367,000.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of March 31, 2007 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At March 31, 2007
The Company
Leverage ratio	4.00	%(1)	N/A %	9.49%
Tier 1 risk-based capital ratio	4.00		N/A	10.50
Risk-based capital ratio	8.00		N/A	12.23
MetroBank
Leverage ratio	4.00	%(2)	5.00%	9.75%
Tier 1 risk-based capital ratio	4.00		6.00	11.02
Risk-based capital ratio	8.00		10.00	12.16
Metro United
Leverage ratio	4.00	%(3)	5.00%	9.79%
Tier 1 risk-based capital ratio	4.00		6.00	9.95
Risk-based capital ratio	8.00		10.00	11.10
_________________________________
(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

Item4.    Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

3.2
- Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

3.3	- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	- Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date: May 9, 2007	By:	/s/ George M. Lee
George M. Lee
Chief Executive Officer (principal executive officer)

Date: May 9, 2007	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Identification of Exhibit
3.1
- Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-62667) (the "Registration Statement")).

3.2
- Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

3.3	- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4	- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	- Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
* Filed herewith.
** Furnished herewith.