Form 10-Q
period 2007-06-30
METROCORP BANCSHARES INC
filed 2007-08-08
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 2, 2007, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,971,117.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Cash and due from banks	$22,787	$25,709
Federal funds sold and other short-term investments	40,562	125,649
Total cash and cash equivalents	63,349	151,358
Securities available-for-sale, at fair value	164,412	181,544
Other investments	4,796	4,931
Loans, net of allowance for loan losses of $12,661 and $11,436, respectively	1,067,614	875,120
Accrued interest receivable	6,326	5,841
Premises and equipment, net	8,501	7,585
Goodwill	21,827	21,827
Core deposit intangibles, net	930	1,103
Customers' liability on acceptances	8,828	7,693
Foreclosed assets, net	2,464	2,747
Cash value of bank owned life insurance (BOLI)	25,078	-
Other assets	10,403	8,685
Total assets	$1,384,528	$1,268,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$210,482	$208,750
Interest-bearing	994,188	872,914
Total deposits	1,204,670	1,081,664
Junior subordinated debentures	36,083	36,083
Other borrowings	10,739	26,316
Accrued interest payable	1,954	1,822
Acceptances outstanding	8,828	7,693
Other liabilities	10,417	8,908
Total liabilities	1,272,691	1,162,486
Commitments and contingencies	-	-

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,966,887 shares and 10,946,135 shares outstanding at June 30, 2007 and December 31, 2006, respectively	10,995	10,995
Additional paid-in capital	26,656	25,974
Retained earnings	77,069	71,783
Accumulated other comprehensive loss	(2,657)	(2,421)
Treasury stock, at cost	(226)	(383)
Total shareholders' equity	111,837	105,948
Total liabilities and shareholders' equity	$1,384,528	$1,268,434

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$22,908	$17,839	$43,529	$34,270
Securities:
Taxable	1,768	2,130	3,632	4,339
Tax-exempt	76	187	161	393
Other investments	70	66	138	121
Federal funds sold and other short-term investments	850	1,021	1,818	1,659
Total interest income	25,672	21,243	49,278	40,782

Interest expense:
Time deposits	8,162	5,801	15,763	10,828
Demand and savings deposits	2,503	1,392	4,028	2,308
Junior subordinated debentures	525	525	1,045	1,045
Other borrowings	265	316	589	639
Total interest expense	11,455	8,034	21,425	14,820

Net interest income	14,217	13,209	27,853	25,962
Provision for loan losses	468	188	605	446
Net interest income after provision for loan losses	13,749	13,021	27,248	25,516

Noninterest income:
Service fees	1,262	1,445	2,478	2,906
Loan-related fees	151	224	328	435
Letters of credit commissions and fees	203	207	407	378
Gain on sale of loans	251	-	251	-
Other noninterest income	132	78	201	146
Total noninterest income	1,999	1,954	3,665	3,865

Noninterest expenses:
Salaries and employee benefits	6,251	5,332	11,997	10,622
Occupancy and equipment	2,042	1,658	4,012	3,202
Foreclosed assets, net	(132)	118	(90)	161
Other noninterest expense	2,725	2,546	5,192	5,180
Total noninterest expenses	10,886	9,654	21,111	19,165

Income before provision for income taxes	4,862	5,321	9,802	10,216
Provision for income taxes	1,789	1,929	3,639	3,593
Net income	$3,073	$3,392	$6,163	$6,623

Earnings per common share:
Basic	$0.28	$0.31	$0.56	$0.61
Diluted	$0.28	$0.31	$0.55	$0.60
Weighted average shares outstanding:
Basic	10,962	10,895	10,957	10,881
Diluted	11,171	11,097	11,167	11,072

Dividends per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$3,073	$3,392	$6,163	6,623

Other comprehensive loss, net of tax:
Unrealized loss on investment securities, net:
Unrealized holding loss arising during the period	(603)	(1,324)	(236)	(1,804)
Less: reclassification adjustment for gain included in net income	-	-	-	1
Other comprehensive loss	(603)	(1,324)	(236)	(1,805)
Total comprehensive income	$2,470	$2,068	$5,927	$4,818

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	At Par	Capital	Earnings	Loss	At Cost	Total

Balance at December 31, 2006	10,946	$10,995	$25,974	$71,783	$(2,421)	$(383)	$105,948
Re-issuance of treasury stock	21	-	224	-	-	157	381
Stock-based compensation expense	-	-	458	-	-	-	458
Net income	-	-	-	6,163	-	-	6,163
Other comprehensive loss	-	-	-	-	(236)	-	(236)
Cash dividends ($0.08 per share)	-	-	-	(877)	-	-	(877)
Balance at June 30, 2007	10,967	$10,995	$26,656	$77,069	$(2,657)	$(226)	$111,837

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$6,163	$6,623
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	895	671
Provision for loan losses	605	446
Gain on sale or call of securities, net	-	(2)
Loss (gain) on foreclosed assets	(268)	-
Loss on sale and disposal of premises and equipment	-	98
Gain on sale of loans	(251)	-
Amortization of premiums and discounts on securities	35	46
Amortization of deferred loan fees and discounts	(1,345)	(1,192)
Amortization of core deposit intangibles	173	236
Stock-based compensation	458	111
Excess tax benefits from stock-based compensation	-	(12)
Changes in:
Accrued interest receivable	(485)	(461)
Other assets	(1,664)	1,358
Accrued interest payable	132	116
Other liabilities	1,507	1,663
Net cash (used in) provided by operating activities	5,955	9,701

Cash flows from investing activities:
Purchases of securities available-for-sale	(378)	(1,098)
Purchase of bank owned life insurance	(25,000)
Proceeds from maturities and principal paydowns of securities available-for-sale	17,242	22,301
Net change in loans	(191,503)	(54,385)
Proceeds from sale of foreclosed assets	551	-
Purchases of premises and equipment	(1,811)	(1,347)
Net cash used in investing activities	(200,899)	(34,529)

Cash flows from financing activities:
Net change in:
Deposits	123,006	50,077
Other borrowings	(15,577)	(549)
Proceeds from stock option exercises	108	350
Re-issuance of treasury stock	273	485
Dividends paid	(875)	(869)
Excess tax benefits from stock-based compensation	-	12
Net cash provided by financing activities	106,935	49,506

Net (decrease) increase in cash and cash equivalents	(88,009)	24,678
Cash and cash equivalents at beginning of period	151,358	81,812
Cash and cash equivalents at end of period	$63,349	$106,490

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and Metro United Bank (“Metro United”), in Texas and California, respectively (collectively, the “Banks”).  MetroBank is engaged in commercial banking activities through its thirteen branches in the greater Houston and Dallas, Texas metropolitan areas, and Metro United is engaged in commercial banking activities through its six branches in the greater San Diego, Los Angeles and San Francisco, California metropolitan areas. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the three and six months ended June 30, 2007 and 2006. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, shareholders’ equity, or cash flows.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2007				As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale
U.S. Government agencies	$26	$1	$-	$27	$28	$1	$-	$29
U.S. Government sponsored enterprises	36,924	-	(468)	36,456	36,906	-	(510)	36,396
Obligations of state and political subdivisions	5,935	116	-	6,051	7,425	157	-	7,582
Mortgage-backed securities and collateralized mortgage obligations	105,880	59	(3,285)	102,654	121,196	62	(3,060)	118,198
Other debt securities	70	2	(1)	71	143	1	(1)	143
Investment in ARM and CRA funds	19,757	-	(604)	19,153	19,658	-	(462)	19,196
Total available for sale securities	$168,592	$178	$(4,358)	$164,412	$185,356	$221	$(4,033)	$181,544

Other investments
FHLB/Federal Reserve Bank stock	$3,713	$-	$-	$3,713	$3,848	$-	$-	$3,848
Investment in subsidiary trust	1,083	-	-	1,083	1,083	-	-	1,083
Total other investments	$4,796	$-	$-	$4,796	$4,931	$-	$-	$4,931

The following table displays the gross unrealized losses and fair value of investments as of June 30, 2007 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U. S. Government sponsored enterprises	$-	$-	$36,456	$(468)	$36,456	$(468)
Mortgage-backed securities and collateralized mortgage obligations	10,535	(161)	85,436	(3,124)	95,971	(3,285)
Other debt securities	6	(1)	-	-	6	(1)
Investment in ARM and CRA funds	4,490	(89)	14,663	(515)	19,153	(604)
Total securities	$15,031	$(251)	$136,555	$(4,107)	$151,586	$(4,358)

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ALLOWANCE FOR LOAN LOSSES

The following table presents an analysis of the allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Allowance for loan losses at beginning of period	$11,900	$13,729	$11,436	$13,169
Provision for loan losses	468	188	605	446
Charge-offs	(301)	(1,140)	(527)	(2,237)
Recoveries	594	128	1,147	1,527
Allowance for loan losses at end of period	$12,661	$12,905	$12,661	$12,905

4. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” ("FIN 48") on January 1, 2007. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. Adoption of this standard on January 1, 2007 did not have a material effect on the Company's consolidated results of operations or financial condition.  Additionally, the Company had no unrecognized tax benefits as of June 30, 2007, and as a result there is no impact on the Company's effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements.  This is an accounting policy election made by the Company that is a continuation of the Company's historical policy and will continue to be consistently applied in the future.  As of June 30, 2007, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

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

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options that are antidilutive are excluded from earnings per share calculation.  Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  As of June 30, 2007 and 2006, there were 48,865 and 22,299 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income available to common shareholders	$3,073	$3,392	$6,163	$6,623

Weighted average common shares outstanding:
Basic	10,962	10,895	10,958	10,881
Shares issuable under stock option and purchase plans	209	202	209	191
Diluted	11,171	11,097	11,167	11,072

Earnings per common share:
Basic	$0.28	$0.31	$0.56	$0.61
Diluted	$0.28	$0.31	$0.55	$0.60

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of June 30, 2007 and December 31, 2006 is presented below:

	As of June 30, 2007	As of December 31, 2006
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$306,758	$234,501
Standby letters of credit	9,002	7,597
Commercial letters of credit	11,846	9,596
Operating leases	10,170	9,718
Total financial instruments with off-balance sheet risk	$337,776	$261,412

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30, 2007				For the three months ended June 30, 2006
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$19,551	$6,105	$16	$25,672	$17,531	$3,696	$16	$21,243
Total interest expense	7,773	3,157	525	11,455	5,906	1,603	525	8,034
Net interest income	11,778	2,948	(509)	14,217	11,625	2,093	(509)	13,209
Provision for loan losses	19	449	-	468	131	57	-	188
Net interest income after provision for loan losses	11,759	2,499	(509)	13,749	11,494	2,036	(509)	13,021
Noninterest income	2,060	134	(195)	1,999	1,885	69	-	1,954
Noninterest expense	8,218	2,410	258	10,886	8,079	1,272	303	9,654
Income before income tax provision	5,601	223	(962)	4,862	5,300	833	(812)	5,321
Provision for income taxes	1,926	120	(257)	1,789	1,863	333	(267)	1,929
Net income	$3,675	$103	$(705)	$3,073	$3,437	$500	$(545)	$3,392

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended June 30, 2007				For the six months ended June 30, 2006
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$38,140	$11,104	$34	$49,278	$33,715	$7,034	$33	$40,782
Total interest expense	14,652	5,727	1,046	21,425	10,665	3,110	1,045	14,820
Net interest income	23,488	5,377	(1,012)	27,853	23,050	3,924	(1,012)	25,962
Provision for loan losses	19	586	-	605	336	110	-	446
Net interest income after provision for loan losses	23,469	4,791	(1,012)	27,248	22,714	3,814	(1,012)	25,516
Noninterest income	3,683	210	(228)	3,665	3,719	146	-	3,865
Noninterest expense	16,074	4,502	535	21,111	16,069	2,387	709	19,165
Income before income tax provision	11,078	499	(1,775)	9,802	10,364	1,573	(1,721)	10,216
Provision for income taxes	3,898	245	(504)	3,639	3,594	579	(580)	3,593
Net income	$7,180	$254	$(1,271)	$6,163	$6,770	$994	$(1,141)	$6,623

	As of June 30, 2007				As of June 30, 2006
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$779,941	$287,673	$-	$1,067,614	$665,538	$147,477	$-	$813,015
Total assets	1,047,647	335,561	1,320	1,384,528	978,472	208,074	1,199	1,187,745
Deposits	939,625	272,071	(7,026)	1,204,670	848,520	165,826	(2,519)	1,011,827

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

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Words such as “believe”, “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

—	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

—	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

—
changes in local economic and business conditions which adversely affect the ability of the Company’s customers to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms or a change in the value of the related collateral;

—	increased competition for deposits and loans adversely affecting rates and terms;

—	the Company’s ability to identify suitable acquisition candidates;

—	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

—	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

—	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

—	changes in the availability of funds resulting in increased costs or reduced liquidity;

—	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

—	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

—	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

—
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

Overview

The Company recorded net income of $3.1 million for the three months ended June 30, 2007, down approximately $319,000 compared with net income of $3.4 million for the same quarter in 2006. The Company’s diluted earnings per share (“EPS”) for the three months ended June 30, 2007 was $0.28, a decrease of $0.03 per diluted share compared with diluted EPS of $0.31 for the same quarter in 2006. Net income for the six months ended June 30, 2007 was $6.2 million, a decrease of approximately $460,000 compared with $6.6 million for the same period in 2006. The Company’s diluted EPS for the six months ended June 30, 2007 was $0.55, a decrease of $0.05 compared with $0.60 for the same period in 2006.

Total assets were $1.38 billion at June 30, 2007, up approximately $116.1 million or 9.2% compared with $1.27 billion at December 31, 2006. Investment securities at June 30, 2007 were $164.4 million, down approximately $17.1 million or 9.4% compared with $181.5 million at December 31, 2006.  Net loans at June 30, 2007 were $1.07 billion, up approximately $192.5 million or 22.0% compared with $875.1 million at December 31, 2006. Total deposits at June 30, 2007 were $1.20 billion, up approximately $123.0 million or 11.4% compared with $1.08 billion at December 31, 2006. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2007 and 2006 was 0.91% and 1.15%, respectively.  The Company’s ROAA for the six months ended June 30, 2007 and 2006 was 0.95% and 1.16%, respectively.

Shareholders’ equity at June 30, 2007 was $111.8 million compared with $105.9 million at December 31, 2006, an increase of approximately $5.9 million or 5.6%.  The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2007 and 2006 was 11.04% and 14.06%, respectively.  The Company’s ROAE for the six months ended June 30, 2007 and 2006 was 11.31% and 13.95%, respectively.

Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2007, net interest income, before the provision for loan losses, was $14.2 million, up approximately $1.0 million or 7.6% compared with $13.2 million for the same quarter in 2006. The increase was due primarily to loan growth and increases in average yield on earning assets.  The increase reflects a $4.4 million increase in interest income that was partially offset by a $3.4 million increase in interest expense. Average interest-earning assets for the three months ended June 30, 2007 were $1.27 billion, up approximately $167.3 million or 15.1% compared with $1.11 billion for the same quarter in 2006. The weighted average yield on interest-earning assets for the three months ended June 30, 2007 was 8.09%, up 39 basis points compared with 7.70% for the same quarter in 2006. The increase in yield was the result of an increase in loans, which had higher yields, and a decline in other interest-earning assets, which had lower yields. Average interest-bearing liabilities for the three months ended June 30, 2007 were $1.02 billion, up approximately $139.8 million or 15.9% compared with $878.9 million for the same quarter in 2006. The weighted average rate paid on interest-bearing liabilities for the three months ended June 30, 2007 was 4.51%, up 84 basis points compared with 3.67% for the same quarter in 2006.

For the six months ended June 30, 2007, net interest income, before the provision for loan losses, was $27.9 million, up approximately $1.9 million or 7.3% compared with $26.0 million for the same period in 2006. The increase was due primarily to loan growth and increases in average yield.  The increase reflects an $8.5 million increase in interest income that was partially offset by a $6.6 million increase in interest expense.  Average interest-earning assets for the six months ended June 30, 2007 were $1.23 billion, up approximately $147.5 million or 13.6% compared with $1.09 billion for the same period in 2006. The weighted average yield on interest-earning assets for the six months ended June 30, 2007 was 8.06%, up 48 basis points compared with 7.58% for the same period in 2006.  The increase in yield was the result of an increase in loans, which had higher yields, and a decline in other interest-earning assets, which had lower yields.  Average interest-bearing liabilities for the six months ended June 30, 2007 were $977.0 million, up approximately $119.3 million or 13.9% compared with $857.7 million for the same period in 2006. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2007 was 4.42%, up 94 basis points compared with 3.48% for the same period in 2006.

The net interest margin for the three months ended June 30, 2007 was 4.48%, down 31 basis points compared with 4.79% for the same quarter in 2006.  The decrease was primarily the result of higher interest rates incurred on interest-bearing deposits, which increased 92 basis points from the same period in 2006. The yield on average earning assets increased 39 basis points, which was offset by an increase in the cost of average earning assets of 70 basis points.

The net interest margin for the six months ended June 30, 2007 was 4.56%, down 26 basis points compared with 4.82% for the same period in 2006. The decrease was primarily the result of higher interest rates incurred on interest-bearing deposits, which increased 102 basis points from the same period in 2006. For the six months ended June 30, 2007, the yield on average earning assets increased 48 basis points, which was offset by an increase in the cost of average earning assets of 74 basis points.

Total Interest Income. Total interest income for the three months ended June 30, 2007 was $25.7 million, up approximately $4.5 million or 20.9% compared with $21.2 million for the same period in 2006. Total interest income for the six months ended June 30, 2007 was $49.3 million, up approximately $8.5 million or 20.8% compared with $40.8 million for the same period in 2006.  The higher interest income for both the three and six months ended June 30, 2007, compared with the same periods in 2006, was primarily due to loan growth and increases in average yield.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2007 was $22.9 million, up approximately $5.1 million or 28.4% compared with $17.8 million for the same quarter in 2006. The increase was the result of a higher volume of loans.   Average total loans for the three months ended June 30, 2007 were $1.03 billion compared with average total loans for the same quarter in 2006 of $803.1 million, an increase of approximately $228.8 million or 28.5%. For the three months ended June 30, 2007, the yield on average total loans was 8.90%, down 1 basis point compared with 8.91% for the same quarter in 2006.

Interest income from loans for the six months ended June 30, 2007 was $43.5 million, up approximately $9.2 million or 27.0% compared with $34.3 million for the same period in 2006. The increase was the result of a higher yield on loans and a higher volume of loans.   Average total loans for the six months ended June 30, 2007 were $983.1 million compared with average total loans for the same period in 2006 of $788.1 million, an increase of approximately $195.0 million or 24.8%. For the six months ended June 30, 2007, the yield on average total loans was 8.93%, up 16 basis points compared with 8.77% for the same period in 2006.

Approximately $757.5 million or 69.9% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  At June 30, 2007, the yield on average total loans was approximately 65 basis points above the prime rate.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At June 30, 2007, approximately $512.1 million in loans or 47.2% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 8.93%.  At June 30, 2006, variable rate loans with interest rate floors carried a weighted average interest rate of 9.19% and comprised 56.4% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended June 30, 2007 was $2.8 million, a decrease of approximately $640,000 or 18.8% compared with $3.4 million for the same quarter in 2006.  Average total investments for the three months ended June 30, 2007 were $241.2 million compared with average total investments for the same quarter in 2006 of $302.7 million, a decrease of approximately $61.5 million or 20.3%. The decrease in interest income from investments and average total investments was primarily the result of maturities and paydowns on the investment portfolio, which was reinvested in loan growth.  For the three months ended June 30, 2007, the average yield on investments was 4.60% compared with 4.51% for the same quarter in 2006, an increase of 9 basis points.

Interest income from investments for the six months ended June 30, 2007 was $5.7 million, down approximately $763,000 or 11.7% compared with $6.5 million for the same period in 2006.  Average total investments for the six months ended June 30, 2007 were $249.7 million compared with average total investments for the same quarter in 2006 of $297.2 million, a decrease of approximately $47.5 million or 16.0%. The decrease in interest income from investments and average total investments was primarily the result of maturities and paydowns on the investment portfolio, which was reinvested in loan growth.   For the six months ended June 30, 2007, the average yield on investments was 4.64% compared with 4.42% for the same quarter in 2006, an increase of 22 basis points.

Total Interest Expense. Total interest expense for the three months ended June 30, 2007 was $11.5 million, up approximately $3.5 million or 42.6% compared with $8.0 million for the same quarter in 2006. Total interest expense for the six months ended June 30, 2007 was $21.4 million, up approximately $6.6 million or 44.6% compared with $14.8 million for the same period in 2006. Interest expense increased for both the three and six months ended June 30, 2007 primarily due to increases in interest rates paid on deposits and growth in money market and time deposits.

Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended June 30, 2007 was $10.7 million, up approximately $3.5 million or 48.3% compared with $7.2 million for the same period in 2006. The increase was primarily due to higher interest rates paid for interest-bearing deposits and growth in money market and time deposits.  Average interest-bearing deposits for the three months ended June 30, 2007 were $960.9 million compared with average interest-bearing deposits for the same quarter in 2006 of $817.0 million, an increase of $143.9 million or 17.6%. The average interest rate paid on interest-bearing deposits for the three months ended June 30, 2007 was 4.45% compared with 3.53% for the same quarter in 2006, an increase of 92 basis points. The increase in interest rates primarily reflected the impact of market rate increases.

Interest paid on interest-bearing deposits for the six months ended June 30, 2007 was $19.8 million, up approximately $6.7 million or 50.7% compared with $13.1 million for the same period in 2006.  The increase was primarily due to higher interest rates paid for interest-bearing deposits and growth in money market and time deposits.  Average interest-bearing deposits for the six months ended June 30, 2007 were $916.7 million compared with average interest-bearing deposits for the same period in 2006 of $795.4 million, an increase of $121.3 million or 15.3%. The average interest rate paid on interest-bearing deposits for the six months ended June 30, 2007 was 4.35% compared with 3.33% for the same period in 2006, an increase of 102 basis points.  The increase in interest rates primarily reflected the impact of market rate increases.

Interest Expense on Junior Subordinated Debentures.  Interest paid on junior subordinated debentures for the three months ended June 30, 2007 and 2006 was $525,000. Interest paid on junior subordinated debentures for the six months ended June 30, 2007 and 2006 was $1.1 million. Average junior subordinated debentures for the three and six months ended June 30, 2007 and 2006 were $36.1 million. The average interest rate paid on junior subordinated debentures for the three and six months ended June 30, 2007 and 2006 was 5.76%. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.

Interest Expense on Other Borrowings. Interest paid on other borrowed funds for the three months ended June 30, 2007 was $265,000, down approximately $51,000 compared with $316,000 for the same period in 2006.   Interest paid on other borrowed funds for the six months ended June 30, 2007 was $589,000, down approximately $50,000 compared with $639,000 for the same period in 2006.   The decrease in interest expense for both the three and six months ended June 30, 2007 was due to the payoff of Federal Home Loan Bank  (“FHLB”) advances that were called on June 15, 2007. Average other borrowed funds for the three months ended June 30, 2007 were $21.7 million compared with average other borrowed funds for the same quarter in 2006 of $25.7 million, a decrease of $4.0 million.The average interest rate paid on borrowed funds for the three months ended June 30, 2007 was 4.89%, compared with 4.92% for the same quarter in 2006, a decrease of 3 basis points.  Average other borrowed funds for the six months ended June 30, 2007 were $24.2 million compared with average other borrowed funds for the same period in 2006 of $26.2 million, a decrease of $2.0 million.The average interest rate paid on borrowed funds for the six months ended June 30, 2007 was 4.91%, compared with 4.92% for the same period in 2006, a decrease of 1 basis point.

The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. No tax-equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the tables as loans having a zero yield with income, if any, recognized at the end of the loan term.

	For The Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,031,921	$22,908	8.90%	$803,132	$17,839	8.91%
Taxable securities	164,353	1,768	4.31	199,122	2,130	4.29
Tax-exempt securities	6,205	76	4.91	15,295	187	4.90
Other investments	4,856	70	5.78	4,156	66	6.37
Federal funds sold and other short-term investments	65,774	850	5.18	84,154	1,021	4.87
Total interest-earning assets	1,273,109	25,672	8.09	1,105,859	21,243	7.70
Allowance for loan losses	(12,490)			(13,910)
Total interest-earning assets, net of allowance for loan losses	1,260,619			1,091,949
Noninterest-earning assets	89,891			87,442
Total assets	$1,350,510			$1,179,391

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$64,065	187	1.17%	$74,283	222	1.20%
Savings and money market accounts	237,231	2,316	3.92	169,210	1,170	2.77
Time deposits	659,576	8,162	4.96	573,549	5,801	4.06
Junior subordinated debentures	36,083	525	5.76	36,083	525	5.76
Other borrowings	21,748	265	4.89	25,746	316	4.92
Total interest-bearing liabilities	1,018,703	11,455	4.51	878,871	8,034	3.67
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	203,075			188,646
Other liabilities	17,057			15,079
Total liabilities	1,238,835			1,082,596

Shareholders' equity	111,675			96,795
Total liabilities and shareholders' equity	$1,350,510			$1,179,391

Net interest income		$14,217			$13,209
Net interest spread			3.58%			4.04%
Net interest margin			4.48%			4.79%

(1)	Annualized.

	For The Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$983,146	$43,529	8.93%	$788,106	$34,270	8.77%
Taxable securities	167,639	3,632	4.37	204,592	4,339	4.28
Tax-exempt securities	6,548	161	4.96	15,986	393	4.96
Other investments	4,897	138	5.68	4,251	121	5.74
Federal funds sold and other short-term investments	70,598	1,818	5.19	72,348	1,659	4.62
Total interest-earning assets	1,232,828	49,278	8.06	1,085,283	40,782	7.58
Allowance for loan losses	(12,068)			(13,861)
Total interest-earning assets, net of allowance for loan losses	1,220,760			1,071,422
Noninterest-earning assets	85,514			84,631
Total assets	$1,306,274			$1,156,053

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$66,191	392	1.19%	$77,582	391	1.02%
Savings and money market accounts	204,557	3,636	3.58	156,442	1,917	2.47
Time deposits	645,923	15,763	4.92	561,360	10,828	3.89
Junior subordinated debentures	36,083	1,045	5.76	36,083	1,045	5.76
Other borrowings	24,208	589	4.91	26,200	639	4.92
Total interest-bearing liabilities	$976,962	21,425	4.42	$857,667	14,820	3.48
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	202,668			188,706
Other liabilities	16,725			13,968
Total liabilities	1,196,355			1,060,341

Shareholders' equity	109,919			95,712
Total liabilities and shareholders' equity	$1,306,274			$1,156,053

Net interest income		$27,853			$25,962
Net interest spread			3.64%			4.10%
Net interest margin			4.56%			4.82%

(1)	Annualized.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs 2006			2007 vs 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$5,082	$(13)	$5,069	$8,481	$778	$9,259
Taxable securities	(372)	10	(362)	(784)	77	(707)
Tax-exempt securities	(111)	-	(111)	(232)	-	(232)
Other investments	11	(7)	4	18	(1)	17
Federal funds sold and other short-term investments	(223)	52	(171)	(40)	199	159
Total increase in interest income	4,387	42	4,429	7,443	1,053	8,496

Interest-bearing liabilities:
Interest-bearing demand deposits	(31)	(4)	(35)	(57)	58	1
Savings and money market accounts	470	676	1,146	590	1,129	1,719
Time deposits	870	1,491	2,361	1,631	3,304	4,935
Other borrowings	(49)	(2)	(51)	(49)	(1)	(50)
Total increase in interest expense	1,260	2,161	3,421	2,115	4,490	6,605

Increase (decrease) in net interest income	$3,127	$(2,119)	$1,008	$5,328	$(3,437)	$1,891

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2007 was $468,000, up approximately $280,000, compared with $188,000 for the same period in 2006.  The provision for loan losses for the six months ended June 30, 2007 was $605,000, up approximately $159,000, compared with $446,000 for the same period in 2006. Although asset quality improved with a $5.2 million or 38.5% reduction in total nonperforming assets since June 30, 2006, the provision for loan losses increased as a result of the $254.4 million or 30.8% growth in total loans since June 30, 2006. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at June 30, 2007 and 2006 was 1.17% and 1.56%, respectively. The allowance for loan losses as a percent of total loans at December 31, 2006 was 1.29%.

Noninterest Income. Noninterest income for the three months ended June 30, 2007 was $2.0 million, down approximately $45,000 or 2.3% compared with the same three months in 2006.   Noninterest income for the six months ended June 30, 2007 was $3.7 million, down approximately $200,000 or 5.2% compared with the same period in 2006. The decrease in noninterest income for the six months ended June 30, 2007 was primarily due to a decrease in service fees as a result of fewer NSF service charges (down $306,000), and a reduction in check cashing fees (down $55,000). The decrease in noninterest income was partially offset by a $251,000 gain on sale of SBA loans that occurred in the second quarter of 2007.

Noninterest Expenses. Noninterest expenses for the three months ended June 30, 2007 were $10.9 million, up approximately $1.2 million or 12.8% compared with $9.7 million for the same period in 2006.  Noninterest expenses for the six months ended June 30, 2007 were $21.1 million, up $1.9 million or 10.2% compared with $19.2 million for the same period in 2006.  Changes in the components of noninterest expenses are discussed below.

Salaries and benefits expense for the three months ended June 30, 2007 was $6.3 million, up $919,000 compared with $5.3 million for the same period in 2006. Salaries and benefits expense for the six months ended June 30, 2007 was $12.0 million, up $1.4 million compared with $10.6 million for the same period in 2006.  The increase for both the three and six months ended June 30, 2007 was primarily due to an increase in personnel at Metro United.

Occupancy and equipment expense for the three months ended June 30, 2007 was $2.0 million, up $384,000 or 23.2% compared with $1.7 million for the same period in 2006.  Occupancy and equipment expense for the six months ended June 30, 2007 was $4.0 million, up $810,000 or 25.3% compared with $3.2 million for the same period in 2006. The increase for both the three and six months ended June 30, 2007 was primarily due to the addition of four new branches in California opened in the first half of 2007 and a new branch in Plano, Texas opened in the third quarter of 2006.

Other noninterest expense for the three months ended June 30, 2007 was $2.7 million, up $179,000 compared with $2.5 million for the same period in 2006.  Significant components of the increase primarily included increases in business development expenses (up $127,000), telecommunications expense (up $98,000) and the provision for unfunded lending commitments (up $95,000), which were offset by a decrease in professional fees (down $418,000). Other noninterest expense for both the six months ended June 30, 2007 and 2006 was $5.2 million.  For the six months ended June 30, 2007, increases in telecommunications expense (up $163,000), business development expense (up $137,000), and the provision for unfunded commitments (up $227,000) were offset by decreases in professional fees (down $555,000) and consultant fees (down $306,000).

The Company’s efficiency ratio for the three months ended June 30, 2007 was 67.13% compared with 63.67% for the same quarter in 2006, and was primarily due to an increase in noninterest expense discussed above.  The Company’s efficiency ratio for the six months ended June 30, 2007 was 66.98%, compared with 64.25% for the same period in 2006.

Income Taxes. Income tax expense for the three months ended June 30, 2007 and 2006 was $1.8 million and $1.9 million, respectively. The Company’s effective tax rate was 36.80% and 36.25% for the three months ended June 30, 2007 and 2006, respectively.  Income tax expense for the six months ended June 30, 2007 and 2006 was $3.6 million. The Company’s effective tax rate was 37.13% and 35.17% for the six months ended June 30, 2007 and 2006, respectively.   The increase in the effective tax rate for the six months ended June 30, 2007 was primarily the result of an increase in the amount of non-deductible compensation cost and an increase in Metro United’s provision for loan losses, which is non-deductible for California state income taxes.

Financial Condition

Loan Portfolio. Total loans at June 30, 2007 were $1.08 billion, up $193.7 million or 21.9% compared with $886.6 million at December 31, 2006. Compared with the loan level at December 31, 2006, commercial and industrial loans increased $52.8 million and real estate loans increased $141.7 million during the six months ended June 30, 2007.  At June 30, 2007 and December 31, 2006, the ratio of total loans to total deposits was 89.67% and 81.96% respectively. At the same dates, total loans represented 78.02% and 69.89% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of June 30, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$419,834	38.73%	$367,072	41.25%
Real estate mortgage
Residential	7,410	0.69	4,847	0.55
Commercial	535,034	49.36	424,431	47.70
	542,444	50.05	429,278	48.25
Real estate construction
Residential	37,895	3.50	27,781	3.13
Commercial	76,762	7.08	58,311	6.55
	114,657	10.58	86,092	9.68
Consumer and other	6,942	0.64	7,332	0.82
Gross loans	1,083,877	100.00%	889,774	100.00%
Unearned discounts, interest and deferred fees	(3,602)		(3,218)
Total loans	1,080,275		886,556
Allowance for loan losses	(12,661)		(11,436)
Loans, net	$1,067,614		$875,120

Nonperforming Assets. Total nonperforming assets at June 30, 2007 were $8.3 million, a decrease of $3.9 million or 31.5% compared with $12.2 million at December 31, 2006.  The decrease was primarily due to the payoff of a loan on a commercial property in the amount of $2.8 million and a loan to a shrimp processing business in the amount of $1.1 million.   At June 30, 2007, nonperforming assets primarily consisted of $5.5 million in nonaccrual loans, $411,000 in accruing loans that were 90 days or more past due, and $2.5 million in other real estate. Approximately $2.8 million of the nonaccrual loans are collateralized by real estate, which represented 50.8% of total nonaccrual loans at June 30, 2007.  Net nonperforming assets at June 30, 2007 were $5.6 million compared with $9.3 million at December 31, 2006, a decrease of $3.7 million or 40.0%. Other real estate decreased $283,000 to $2.5 million at June 30, 2007 compared with $2.7 million at December 31, 2006.  The decrease was due to the sale of a commercial property.

The ratios for net nonperforming assets to total loans and other real estate at June 30, 2007 and December 31, 2006 were 0.52% and 1.05%, respectively. The ratios for net nonperforming assets to total assets were 0.40% and 0.74% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.7 million at June 30, 2007 and $2.9 million at December 31, 2006.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2007	As of December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$5,474	$9,414
Accruing loans 90 days or more past due	411	29
Other real estate (“ORE”)	2,464	2,747
Total nonperforming assets	8,349	12,190
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,746)	(2,857)
Net nonperforming assets	$5,603	$9,333

Total nonperforming assets to total assets	0.60%	0.96%
Total nonperforming assets to total loans and ORE	0.77%	1.37%
Net nonperforming assets to total assets (1)	0.40%	0.74%
Net nonperforming assets to total loans and ORE (1)	0.52%	1.05%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of June 30, 2007	As of December 31, 2006
	(In thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$3,775	$6,715
Impaired loans with a SFAS No. 114 valuation reserve	1,699	2,699
Total recorded investment in impaired loans	$5,474	$9,414

Valuation allowance related to impaired loans	$1,250	$900

The average recorded investment in impaired loans during the six months ended June 30, 2007 and the year ended December 31, 2006 was $7.4 million and $12.1 million, respectively.  Interest income on impaired loans of  $15,000 and $48,000 was recognized for cash payments received during the three and six months ended June 30, 2007, respectively.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2007 and 2006, the allowance for loan losses was $12.7 million and $12.9 million, respectively, or 1.17% and 1.56% of total loans, respectively.  At December 31, 2006, the allowance for loan losses was $11.4 million, or 1.29% of total loans.  Net recoveries for the three months ended June 30, 2007 were $293,000 compared with net charge-offs of $1.0 million for the same period in 2006, and were primarily the result of a recovery of approximately $586,000 on a loan to a shrimp processing business, partially offset by a $300,000 write-down of a commercial loan. Net recoveries for the six months ended June 30, 2007 were $620,000 compared with net charge-offs of $710,000 for the same period in 2006.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s observable market price, (3) an unallocated component that reflects the inherent uncertainty of estimates and unforeseen events that allow MetroBank and Metro United to fully capture probable losses in the loan portfolio, and (4) a reserve for unfunded lending commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and nonperforming loans, and charge-offs.

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

The following tables present, for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Average total loans outstanding for the period	$1,031,921	$803,132
Total loans outstanding at end of period	$1,080,275	$825,920

Allowance for loan losses at beginning of period	$11,900	$13,729
Provision for loan losses	468	188
Charge-offs:
Commercial and industrial	(301)	(1,107)
Real estate mortgage	-	-
Real estate construction	-	-
Consumer and other	-	(33)
Total charge-offs	(301)	(1,140)

Recoveries:
Commercial and industrial	592	109
Real estate mortgage	-	-
Real estate construction	-	-
Consumer and other	2	19
Total recoveries	594	128
Net (charge-offs)/recoveries	293	(1,012)
Allowance for loan losses at end of period	12,661	12,905

Reserve for unfunded lending commitments at beginning of period	919	539
Provision for unfunded lending commitments	107	13
Reserve for unfunded lending commitments at end of period	1,026	552

Allowance for credit losses at end of period	$13,687	$13,457

Ratio of net (charge-offs)/recoveries to end of period total loans	0.03%	(0.12)%

	As of and for the Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Average total loans outstanding for the period	$983,146	$788,106
Total loans outstanding at end of period	$1,080,275	$825,920

Allowance for loan losses at beginning of period	$11,436	$13,169
Provision for loan losses	605	446
Charge-offs:
Commercial and industrial	(520)	(2,104)
Real estate mortgage	-	(21)
Real estate construction	-	-
Consumer and other	(7)	(112)
Total charge-offs	(527)	(2,237)

Recoveries:
Commercial and industrial	1,044	595
Real estate mortgage	99	851
Real estate construction	-	-
Consumer and other	4	81
Total recoveries	1,147	1,527
Net (charge-offs)/recoveries	620	(710)
Allowance for loan losses at end of period	12,661	12,905

Reserve for unfunded lending commitments at beginning of period	793	546
Provision for unfunded lending commitments	233	6
Reserve for unfunded lending commitments at end of period	1,026	552

Allowance for credit losses at end of period	$13,687	$13,457

Ratio of allowance for loan losses to end of period total loans	1.17%	1.56%
Ratio of net (charge-offs)/recoveries to end of period total loans	0.06%	(0.09)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	215.14%	137.33%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	403.35%	176.35%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, less loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At June 30, 2007, the securities portfolio was $164.4 million, a decrease of  $17.1 million or 9.4% compared with $181.5 million at December 31, 2006. The decrease was primarily due to principal payments and maturities on tax-free municipal bonds (“municipals”), mortgage-backed securities and collateralized mortgage obligations (“CMOs”).  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. government sponsored enterprises, and tax-free municipal bonds. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock and the investment in subsidiary trust were $4.8 million at June 30, 2007 and $4.9 million at December 31, 2006.

Bank Owned Life Insurance (“BOLI”).  During the second quarter of 2007, the Company purchased $25.0 million in BOLI.  As a result of an increase in the cash surrender value, the BOLI increased to $25.1 million at June 30, 2007.  The increase was recorded as other noninterest income in the condensed consolidated statements of income.

Deposits. At June 30, 2007, total deposits were $1.20 billion, up $123.0 million or 11.4% compared with $1.08 billion at December 31, 2006, primarily due to growth in money market accounts and time deposits. Noninterest-bearing demand deposits at June 30, 2007 increased $1.7 million or 0.83% to $210.5 million compared with $208.8 million at December 31, 2006. Interest-bearing deposits at June 30, 2007 increased $121.3 million or 13.9% to $994.2 million compared with $872.9 million at December 31, 2006. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2007 and December 31, 2006 were 17.5% and 19.3%, respectively.

Junior Subordinated Debentures.  Junior subordinated debentures were $36.1 million at June 30, 2007 and December 31, 2006. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings at June 30, 2007 were $10.7 million, compared with $26.3 million at December 31, 2006.  The decrease in other borrowings is due to the payoff of the two ten-year loans totaling $25.0 million from the FHLB of Dallas that were called on June 15, 2007.  The decrease was offset by a short-term loan of $10.0 million from the FHLB of San Francisco. The loan, which bears interest at the prevailing rate determined by the FHLB of San Francisco, is callable daily at the discretion of the FHLB and can be repaid at any time with a one-day notice.

The following table provides, for the periods indicated, an analysis of the Company’s other borrowings:

	As of and for the Six Months Ended June 30, 2007	As of and for the Year Ended December 31, 2006
	(Dollars in thousands)
FHLB notes:
at end of period	$10,000	$25,000
average during the period	23,404	25,247
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	5.48%	4.99%
Interest rate during the period	5.08%	5.05%
Federal Reserve TT&L:
at end of period	$739	$1,316
average during the period	804	702
maximum month-end balance during the period	1,062	1,316

Liquidity. The Company’s loan to deposit ratio at June 30, 2007 was 89.67%. As of this same date, the Company had commitments to fund loans in the amount of $306.8 million. At June 30, 2007, the Company had stand-by letters of credit of $9.0 million, for which the Company has recorded a liability of $12,000 at June 30, 2007, for the fair value of the Company’s probable obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit from the Federal Home Loan Banks of Dallas and San Francisco (“FHLBs”) as well as the Federal Reserve Bank (“FRB”) discount window. With its current level of collateral, the Company has the ability to borrow an additional $415.0 million from the FHLBs, $7.7 million from the FRB discount window, and $10.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2007 was $111.8 million compared with $105.9 million at December 31, 2006, an increase of approximately $5.9 million. This increase was primarily the combined result of $6.2 million in net income, and an increase in additional paid-in capital of $682,000 due to the effect of dividend reinvestment and stock-based compensation expense, partially offset by dividend payments of approximately $877,000, and an increase in accumulated other comprehensive loss of $236,000.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-based capital ratios as of June 30, 2007 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2007
The Company
Leverage ratio	4.00	% (1)	N/A	9.16%
Tier 1 risk-based capital ratio	4.00		N/A	9.63
Risk-based capital ratio	8.00		N/A	11.16
MetroBank
Leverage ratio	4.00	% (2)	5.00%	8.72%
Tier 1 risk-based capital ratio	4.00		6.00	9.47
Risk-based capital ratio	8.00		10.00	10.57
Metro United Bank
Leverage ratio	4.00	% (3)	5.00%	9.85%
Tier 1 risk-based capital ratio	4.00		6.00	9.34
Risk-based capital ratio	8.00		10.00	10.38

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See — “Financial Condition — Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments.”

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934  were effective as of the end of the period covered by this report.

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

The Company’s 2007 Annual Meeting of Shareholders was held on May 4, 2007. At the meeting, the shareholders considered and acted upon the proposals listed below.

1. Tiong Loi Ang, Tommy F. Chen, Charles L. Roff and Joe Ting were elected as a Class III director. The Class III directors were elected to serve until the Company’s 2010 annual meeting of shareholders and each until their successors are duly elected and qualified. The shares voted for or withheld with respect to each director were as follows:

Director	For	Withheld
Class III
Tiong Loi Ang	5,645,792	2,377,275
Tommy F. Chen	7,775,888	247,179
Charles L. Roff	7,780,590	242,477
Joe Ting	7,775,888	247,179

The following Class I and Class II directors continued in office after the 2007 Annual Meeting of Shareholders:  Helen F. Chen, Shirley L. Clayton, George M. Lee, David Tai, Don Wang, May P. Chu, John Lee and Edward A. Monto.

2. The shareholders approved the MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan.  A total of 6,212,608 shares were voted in favor of the proposal, 523,561 shares were voted against the proposal, and 6,720 shares abstained from voting on the proposal.

3. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2007. A total of 8,003,211 shares were voted in favor of the proposal, 14,635 shares were voted against the proposal and 5,220 shares abstained from voting on the proposal.

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: August 8, 2007		George M. Lee
Chief Executive Officer (principal executive officer)

Date: August 8, 2007	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Identification of Exhibit
3.1	-
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