Form 10-Q
period 2007-09-30
METROCORP BANCSHARES INC
filed 2007-11-08
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 2, 2007, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,944,364.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$23,463	$25,709
Federal funds sold and other short-term investments	23,520	125,649
Total cash and cash equivalents	46,983	151,358
Securities available-for-sale, at fair value	158,475	181,544
Other investments	5,558	4,931
Loans, net of allowance for loan losses of $12,865 and $11,436, respectively	1,120,722	875,120
Accrued interest receivable	6,616	5,841
Premises and equipment, net	9,115	7,585
Goodwill	21,827	21,827
Core deposit intangibles, net	843	1,103
Customers' liability on acceptances	6,211	7,693
Foreclosed assets, net	2,266	2,747
Cash value of bank owned life insurance (BOLI)	25,407	–
Other assets	9,744	8,685
Total assets	$1,413,767	$1,268,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$196,581	$208,750
Interest-bearing	1,012,987	872,914
Total deposits	1,209,568	1,081,664
Junior subordinated debentures	36,083	36,083
Other borrowings	36,029	26,316
Accrued interest payable	1,876	1,822
Acceptances outstanding	6,211	7,693
Other liabilities	8,549	8,908
Total liabilities	1,298,316	1,162,486
Commitments and contingencies	–	–

Shareholders' equity:

Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,950,156 shares and 10,946,135 shares outstanding at September 30, 2007 and December 31, 2006, respectively	10,995	10,995
Additional paid-in capital	27,063	25,974
Retained earnings	79,839	71,783
Accumulated other comprehensive loss	(1,773)	(2,421)
Treasury stock, at cost	(673)	(383)
Total shareholders' equity	115,451	105,948
Total liabilities and shareholders' equity	$1,413,767	$1,268,434

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$24,583	$19,112	$68,112	$53,382
Securities:
Taxable	1,708	2,047	5,340	6,386
Tax-exempt	73	179	234	572
Other investments	70	66	208	187
Federal funds sold and other short-term investments	252	1,171	2,070	2,830
Total interest income	26,686	22,575	75,964	63,357

Interest expense:
Time deposits	8,335	6,665	24,098	17,493
Demand and savings deposits	3,054	1,442	7,082	3,750
Junior subordinated debentures	474	532	1,519	1,577
Other borrowings	164	318	753	957
Total interest expense	12,027	8,957	33,452	23,777

Net interest income	14,659	13,618	42,512	39,580
Provision for loan losses	1,168	114	1,773	560
Net interest income after provision for loan losses	13,491	13,504	40,739	39,020

Noninterest income:
Service fees	1,379	1,397	3,857	4,303
Loan-related fees	183	187	511	622
Letters of credit commissions and fees	230	219	637	597
Gain on sale of loans	21	–	272	–
Increase in cash value of bank owned life insurance	330	–	407	–
Other noninterest income	55	91	179	237
Total noninterest income	2,198	1,894	5,863	5,759

Noninterest expenses:
Salaries and employee benefits	6,594	5,455	18,591	16,077
Occupancy and equipment	2,090	1,907	6,102	5,109
Foreclosed assets, net	39	52	(51)	213
Other noninterest expense	2,007	2,406	7,199	7,586
Total noninterest expenses	10,730	9,820	31,841	28,985

Income before provision for income taxes	4,959	5,578	14,761	15,794
Provision for income taxes	1,751	2,032	5,390	5,625
Net income	$3,208	$3,546	$9,371	$10,169

Earnings per common share:
Basic	$0.29	$0.32	$0.86	$0.93
Diluted	$0.29	$0.32	$0.84	$0.92
Weighted average shares outstanding:
Basic	10,962	10,924	10,959	10,895
Diluted	11,132	11,153	11,161	11,097

Dividends per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$3,208	$3,546	$9,371	$10,169

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities, net:
Unrealized holding gain (loss) arising during the period	884	1,567	648	(236)
Less: reclassification adjustment for gain included in net income	–	6	–	8
Other comprehensive income (loss)	884	1,561	648	(244)
Total comprehensive income	$4,092	$5,107	$10,019	$9,925

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

			Additional		Accumulated Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Loss	At Cost	Total

Balance at December 31, 2006	10,946	$10,995	$25,974	$71,783	$(2,421)	$(383)	$105,948
Re-issuance of treasury stock	40	–	412	–	–	312	724
Repurchase of common stock	(36)	–	–	–	–	(602)	(602)
Stock-based compensation expense	–	–	677	–	–	–	677
Net income	–	–	–	9,371	–	–	9,371
Other comprehensive income	–	–	–	–	648	–	648
Cash dividends ($0.12 per share)	–	–	–	(1,315)	–	–	(1,315)
Balance at September 30, 2007	10,950	$10,995	$27,063	$79,839	$(1,773)	$(673)	$115,451

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$9,371	$10,169
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,418	1,044
Provision for loan losses	1,773	560
Gain on sale or call of securities, net	–	(11)
(Gain) loss on foreclosed assets	(268)	98
Gain on sale of loans	(272)	–
Amortization of premiums and discounts on securities	47	64
Amortization of deferred loan fees and discounts	(1,999)	(1,880)
Amortization of core deposit intangibles	261	360
Stock-based compensation expense	677	257
Excess tax benefits from stock-based compensation expense	–	(12)
Changes in:
Accrued interest receivable	(775)	(165)
Other assets	(1,836)	2,143
Accrued interest payable	54	203
Other liabilities	(360)	2,566
Net cash provided by operating activities	8,091	15,396

Cash flows from investing activities:
Purchases of securities available-for-sale	(2,079)	(1,183)
Purchase of bank owned life insurance	(25,000)	–
Proceeds from maturities and principal paydowns of securities available-for-sale	25,492	42,664
Net change in loans	(245,104)	(71,065)
Proceeds from sale of foreclosed assets	749	–
Purchases of premises and equipment	(2,949)	(1,911)
Cash obtained from acquisition, net of cash paid	–	17,065
Net cash used in investing activities	(248,891)	(14,430)

Cash flows from financing activities:
Net change in:
Deposits	127,904	64,945
Other borrowings	9,713	(22)
Proceeds from stock option exercises	108	698
Re-issuance of treasury stock	616	273
Repurchase of common stock	(602)	–
Dividends paid	(1,314)	(1,307)
Excess tax benefits from stock-based compensation	–	12
Net cash provided by financing activities	136,425	64,599

Net (decrease) increase in cash and cash equivalents	(104,375)	65,565
Cash and cash equivalents at beginning of period	151,358	81,812
Cash and cash equivalents at end of period	$46,983	$147,377

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and Metro United Bank (“Metro United”), in Texas and California, respectively (collectively, the “Banks”).  MetroBank is engaged in commercial banking activities through its twelve branches in the greater Houston and Dallas, Texas metropolitan areas, and Metro United is engaged in commercial banking activities through its six branches in the greater San Diego, Los Angeles and San Francisco, California metropolitan areas. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the three and nine months ended September 30, 2007 and 2006. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently used. Such reclassifications had no effect on net income, shareholders’ equity, or cash flows.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2007				As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In thousands)
Securities available for sale
U.S. Government agencies	$25	$2	$(1)	$26	$28	$1	$	─	$29
U.S. Government sponsored enterprises	36,933	─	(248)	36,685	36,906	─		(510)	36,396
Obligations of state and political subdivisions	5,935	123	─	6,058	7,425	157	─		7,582
Mortgage-backed securities and collateralized mortgage obligations	98,520	66	(2,180)	96,406	121,196	62		(3,060)	118,198
Other debt securities	49	─	─	49	143	1		(1)	143
Investment in ARM and CRA funds	19,807	─	(556)	19,251	19,658	─		(462)	19,196
Total available for sale securities	$161,269	$191	$(2,985)	$158,475	$185,356	$221		$(4,033)	$181,544

Other investments
FHLB/Federal Reserve Bank stock	$4,475	$ ─	$ ─	$4,475	$3,848	$ ─	$	─	$3,848
Investment in subsidiary trust	1,083	─	─	1,083	1,083	─	─		1,083
Total other investments	$5,558	$ ─	$ ─	$5,558	$4,931	$ ─	$	─	$4,931

The following table displays the gross unrealized losses and fair value of investments as of September 30, 2007 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agencies	$11	$(1)	$	─	$	─	$11	$(1)
U. S. Government sponsored enterprises	1,487	(13)		35,198		(235)	36,685	(248)
Mortgage-backed securities and collateralized mortgage obligations	8,760	(79)		79,410		(2,101)	88,170	(2,180)
Investment in ARM and CRA funds	4,593	(36)		14,658		(520)	19,251	(556)
Total securities	$14,851	$(129)		$129,266		$(2,856)	$144,117	$(2,985)

Declines in the fair value of individual securities below their cost that are other than temporary would result in realized losses as the individual securities are written down to their fair value. Management believes that based upon the credit quality of the securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses should be considered other than temporary.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ALLOWANCE FOR LOAN LOSSES

The following table presents an analysis of the allowance for loan losses as of and for the periods indicated:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Allowance for loan losses at beginning of period	$12,661	$12,905	$11,436	$13,169
Provision for loan losses	1,168	114	1,773	560
Charge-offs	(1,046)	(1,251)	(1,573)	(3,488)
Recoveries	82	84	1,229	1,611
Allowance for loan losses at end of period	$12,865	$11,852	$12,865	$11,852

4. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” ("FIN 48") on January 1, 2007. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position.  Adoption of this standard on January 1, 2007 did not have a material effect on the Company's consolidated results of operations or financial condition.  Additionally, the Company had no unrecognized tax benefits as of September 30, 2007, and as a result there is no impact on the Company's effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements.  This is an accounting policy election made by the Company that is a continuation of the Company's historical policy and will continue to be consistently applied in the future.  As of September 30, 2007, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

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

The Company’s effective tax rate was 36.52% for the nine months ended September 30, 2007 compared to 35.61% for the nine months ended September 30, 2006.  The increase in the effective tax rate for the nine months ended September 30, 2007 was primarily the result of the effect of the Texas margin tax, which replaced the Texas franchise tax, and an increase in Metro United’s provision for loan losses, which is non-deductible for California state income taxes. The increase was partially offset by the non-taxable increase in the cash value of bank owned life insurance.

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options that are antidilutive are excluded from earnings per share calculation.  Stock options are antidilutive when the exercise price is higher than the market price of the Company’s common stock.  For the nine months ended September 30, 2007 and 2006, there were 34,930 and 42,392 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income available to common shareholders	$3,208	$3,546	$9,371	$10,169

Weighted average common shares outstanding:
Basic	10,962	10,924	10,959	10,895
Potentially dilutive shares issuable under stock option and purchase plans	170	229	202	202
Diluted	11,132	11,153	11,161	11,097

Earnings per common share:
Basic	$0.29	$0.32	$0.86	$0.93
Diluted	$0.29	$0.32	$0.84	$0.92

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of September 30, 2007 and December 31, 2006 is presented below:

	As of September 30, 2007	As of December 31, 2006
	(In thousands)
Unfunded loan commitments including unfunded lines of credit	$311,467	$234,501
Standby letters of credit	9,831	7,597
Commercial letters of credit	16,240	9,596
Operating leases	9,588	9,718
Total financial instruments with off-balance sheet risk	$347,126	$261,412

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

The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007				For the three months ended September 30, 2006
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$19,976	$6,695	$15	$26,686	$18,438	$4,119	$18	$22,575
Total interest expense	8,100	3,454	473	12,027	6,442	1,983	532	8,957
Net interest income	11,876	3,241	(458)	14,659	11,996	2,136	(514)	13,618
Provision for loan losses	760	408	─	1,168	105	9	─	114
Net interest income after provision for loan losses	11,116	2,833	(458)	13,491	11,891	2,127	(514)	13,504
Noninterest income	2,658	128	(588)	2,198	1,809	85	─	1,894
Noninterest expense	7,993	2,583	154	10,730	8,387	1,715	(282)	9,820
Income before income tax provision	5,781	378	(1,200)	4,959	5,313	497	(232)	5,578
Provision for income taxes	1,980	174	(403)	1,751	1,881	227	(76)	2,032
Net income	$3,801	$204	$(797)	$3,208	$3,432	$270	$(156)	$3,546

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2007				For the nine months ended September 30, 2006
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$58,116	$17,799	$49	$75,964	$52,153	$11,153	$51	$63,357
Total interest expense	22,752	9,181	1,519	33,452	17,107	5,093	1,577	23,777
Net interest income	35,364	8,618	(1,470)	42,512	35,046	6,060	(1,526)	39,580
Provision for loan losses	779	994	─	1,773	441	119	─	560
Net interest income after provision for loan losses	34,585	7,624	(1,470)	40,739	34,605	5,941	(1,526)	39,020
Noninterest income	6,341	338	(816)	5,863	5,528	231	─	5,759
Noninterest expense	24,067	7,085	689	31,841	24,456	4,102	427	28,985
Income before income tax provision	16,859	877	(2,975)	14,761	15,677	2,070	(1,953)	15,794
Provision for income taxes	5,878	419	(907)	5,390	5,475	806	(656)	5,625
Net income	$10,981	$458	$(2,068)	$9,371	$10,202	$1,264	$(1,297)	$10,169

	As of September 30, 2007				As of September 30, 2006
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$816,003	$304,719	$–	$1,120,722	$671,467	$156,953	$–	$828,420
Total assets	1,064,043	348,951	773	1,413,767	975,177	249,727	1,197	1,226,101
Deposits	921,317	295,056	(6,805)	1,209,568	840,229	206,505	(2,503)	1,044,231

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

•
changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

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

Overview

The Company recorded net income of $3.2 million for the three months ended September 30, 2007, down approximately $338,000 compared with net income of $3.5 million for the same quarter in 2006. The Company’s diluted earnings per share (“EPS”) for the three months ended September 30, 2007 was $0.29, a decrease of $0.03 per diluted share compared with diluted EPS of $0.32 for the same quarter in 2006. Net income for the nine months ended September 30, 2007 was $9.4 million, a decrease of approximately $798,000 compared with $10.2 million for the same period in 2006. The Company’s diluted EPS for the nine months ended September 30, 2007 was $0.84, a decrease of $0.08 compared with $0.92 for the same period in 2006

Total assets were $1.41 billion at September 30, 2007, up approximately $145.3 million or 11.5% compared with $1.27 billion at December 31, 2006. Investment securities at September 30, 2007 were $158.5 million, down approximately $23.0 million or 12.7% compared with $181.5 million at December 31, 2006.  Net loans at September 30, 2007 were $1.12 billion, up approximately $245.6 million or 28.1% compared with $875.1 million at December 31, 2006. Total deposits at September 30, 2007 were $1.21 billion, up approximately $127.9 million or 11.8% compared with $1.08 billion at December 31, 2006. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2007 and 2006 was 0.91% and 1.17%, respectively.  The Company’s ROAA for the nine months ended September 30, 2007 and 2006 was 0.94% and 1.16%, respectively.

Shareholders’ equity at September 30, 2007 was $115.5 million compared with $105.9 million at December 31, 2006, an increase of approximately $9.6 million or 9.0%.  The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2007 and 2006 was 11.11% and 14.05%, respectively.  The Company’s ROAE for the nine months ended September 30, 2007 and 2006 was 11.24% and 13.99%, respectively.

On August 24, 2007, the Company’s board of directors authorized a stock repurchase program which calls for the repurchase of up to 500,000 shares of the Company's common stock. Transactions may occur from time to time, either on the open market or in privately negotiated transactions. The stock repurchase is subject to market conditions, corporate and regulatory requirements. During the three months ended September 30, 2007, the Company repurchased 36,061 shares of its common stock.

In September 2007, MetroBank closed its Clear Lake branch in Houston, Texas in an effort to realign its branch network to improve efficiency.

Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2007, net interest income, before the provision for loan losses, was $14.7 million, up approximately $1.1 million or 7.6% compared with $13.6 million for the same quarter in 2006. The increase was due primarily to loan growth and increases in average yield on earning assets.  The increase reflects a $4.1 million increase in interest income that was partially offset by a $3.0 million increase in interest expense. Average interest-earning assets for the three months ended September 30, 2007 were $1.30 billion, up approximately $167.4 million or 14.8% compared with $1.13 billion for the same quarter in 2006. The weighted average yield on interest-earning assets for the three months ended September 30, 2007 was 8.15%, up 24 basis points compared with 7.91% for the same quarter in 2006. The increase in yield was the result of an increase in loans, which had higher yields, and a decline in other interest-earning assets, which had lower yields. Average interest-bearing liabilities for the three months ended September 30, 2007 were $1.06 billion, up approximately $162.3 million or 18.1% compared with $895.5 million for the same quarter in 2006. The weighted average rate paid on interest-bearing liabilities for the three months ended September 30, 2007 was 4.51%, up 54 basis points compared with 3.97% for the same quarter in 2006.

For the nine months ended September 30, 2007, net interest income, before the provision for loan losses, was $42.5 million, up approximately $2.9 million or 7.4% compared with $39.6 million for the same period in 2006. The increase was due primarily to loan growth and increases in average yield.  The increase reflects a $12.6 million increase in interest income that was partially offset by a $9.7 million increase in interest expense.  Average interest-earning assets for the nine months ended September 30, 2007 were $1.26 billion, up approximately $154.2 million or 14.0% compared with $1.10 billion for the same period in 2006. The weighted average yield on interest-earning assets for the nine months ended September 30, 2007 was 8.09%, up 40 basis points compared with 7.69% for the same period in 2006.  The increase in yield was the result of an increase in loans, which had higher yields, and a decline in other interest-earning assets, which had lower yields.  Average interest-bearing liabilities for the nine months ended September 30, 2007 were $1.00 billion, up approximately $133.8 million or 15.4% compared with $870.4 million for the same period in 2006. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2007 was 4.45%, up 80 basis points compared with 3.65% for the same period in 2006.

The net interest margin for the three months ended September 30, 2007 was 4.48%, down 29 basis points compared with 4.77% for the same quarter in 2006.  The decrease was primarily the result of higher interest rates incurred on interest-bearing deposits, which increased 62 basis points from the same period in 2006. The yield on average earning assets increased 24 basis points, which was offset by an increase in the cost of average earning assets of 53 basis points.

The net interest margin for the nine months ended September 30, 2007 was 4.53%, down 28 basis points compared with 4.81% for the same period in 2006. The decrease was primarily the result of higher interest rates incurred on interest-bearing deposits, which increased 89 basis points from the same period in 2006. For the nine months ended September 30, 2007, the yield on average earning assets increased 40 basis points, which was offset by an increase in the cost of average earning assets of 68 basis points.

Total Interest Income. Total interest income for the three months ended September 30, 2007 was $26.7 million, up approximately $4.1 million or 18.2% compared with $22.6 million for the same period in 2006. Total interest income for the nine months ended September 30, 2007 was $76.0 million, up approximately $12.6 million or 19.9% compared with $63.4 million for the same period in 2006.  The higher interest income for both the three and nine months ended September 30, 2007, compared with the same periods in 2006, was primarily due to loan growth and increases in average yield.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2007 was $24.6 million, up approximately $5.5 million or 28.6% compared with $19.1 million for the same quarter in 2006. The increase was the result of a higher volume of loans.   Average total loans for the three months ended September 30, 2007 were $1.11 billion compared with average total loans for the same quarter in 2006 of $833.9 million, an increase of approximately $279.6 million or 33.5%. For the three months ended September 30, 2007, the yield on average total loans was 8.76%, down 33 basis points compared with 9.09% for the same quarter in 2006.

Interest income from loans for the nine months ended September 30, 2007 was $68.1 million, up approximately $14.7 million or 27.6% compared with $53.4 million for the same period in 2006. The increase was the result of a higher volume of loans.   Average total loans for the nine months ended September 30, 2007 were $1.03 billion compared with average total loans for the same period in 2006 of $803.6 million, an increase of approximately $223.5 million or 27.8%. For the nine months ended September 30, 2007, the yield on average total loans was 8.87%, down 1 basis point compared with 8.88% for the same period in 2006.

Approximately $779.3 million or 68.5% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  At September 30, 2007, the yield on average total loans was approximately 57 basis points above the prime rate.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At September 30, 2007, approximately $519.9 million in loans or 45.7% of the total loan portfolio were variable rate loans with interest rate floors.  These loans carried a weighted average interest rate of 8.51%.  At September 30, 2006, variable rate loans with interest rate floors carried a weighted average interest rate of 9.16% and comprised 56.1% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended September 30, 2007 was $2.1 million, a decrease of approximately $1.4 million or 39.3% compared with $3.5 million for the same quarter in 2006.  Average total investments for the three months ended September 30, 2007 were $185.9 million compared with average total investments for the same quarter in 2006 of $298.0 million, a decrease of approximately $112.1 million or 37.6%. The decrease in interest income from investments and average total investments was primarily the result of maturities and paydowns on the investment portfolio, which was reinvested in loan growth.  For the three months ended September 30, 2007, the average yield on investments was 4.49% compared with 4.61% for the same quarter in 2006, a decrease of 12 basis points.

Interest income from investments for the nine months ended September 30, 2007 was $7.9 million, down approximately $2.1 million or 21.3% compared with $10.0 million for the same period in 2006.  Average total investments for the nine months ended September 30, 2007 were $228.2 million compared with average total investments for the same quarter in 2006 of $297.5 million, a decrease of approximately $69.3 million or 23.3%. The decrease in interest income from investments and average total investments was primarily the result of maturities and paydowns on the investment portfolio, which was reinvested in loan growth.   For the nine months ended September 30, 2007, the average yield on investments was 4.60% compared with 4.48% for the same period in 2006, an increase of 12 basis points.

Total Interest Expense. Total interest expense for the three months ended September 30, 2007 was $12.0 million, up approximately $3.0 million or 34.3% compared with $9.0 million for the same quarter in 2006. Total interest expense for the nine months ended September 30, 2007 was $33.5 million, up approximately $9.7 million or 40.7% compared with $23.8 million for the same period in 2006. Interest expense increased for both the three and nine months ended September 30, 2007 primarily due to increases in interest rates paid on deposits and growth in money market and time deposits.

        Interest Expense on Deposits. Interest paid on interest-bearing deposits for the three months ended September 30, 2007 was $11.4 million, up approximately $3.3 million or 40.5% compared with $8.1 million for the same period in 2006. The increase was primarily due to higher interest rates paid for interest-bearing deposits and growth in money market and time deposits. Average interest-bearing deposits for the three months ended September 30, 2007 were $1.01 billion compared with average interest-bearing deposits for the same quarter in 2006 of $833.8 million, an increase of $174.4 million or 20.9%. The average interest rate paid on interest-bearing deposits for the three months ended September 30, 2007 was 4.48% compared with 3.86% for the same quarter in 2006, an increase of 62 basis points. The increase in interest rates primarily reflected the impact of market rate increases.

Interest paid on interest-bearing deposits for the nine months ended September 30, 2007 was $31.2 million, up approximately $10.0 million or 46.8% compared with $21.2 million for the same period in 2006.  The increase was primarily due to higher interest rates paid for interest-bearing deposits and growth in money market and time deposits.  Average interest-bearing deposits for the nine months ended September 30, 2007 were $947.5 million compared with average interest-bearing deposits for the same period in 2006 of $808.3 million, an increase of $139.2 million or 17.2%. The average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2007 was 4.40% compared with 3.51% for the same period in 2006, an increase of 89 basis points.  The increase in interest rates primarily reflected the impact of market rate increases.

Interest Expense on Junior Subordinated Debentures.  Interest paid on junior subordinated debentures for the three months ended September 30, 2007 and 2006 was $474,000 and $532,000, respectively. Interest paid on junior subordinated debentures for the nine months ended September 30, 2007 and 2006 was $1.5 million and $1.6 million, respectively. Average junior subordinated debentures for the three and nine months ended September 30, 2007 and 2006 were $36.1 million. The average interest rate paid on junior subordinated debentures for the three months ended September 30, 2007 and 2006 was 5.14% and 5.77%, respectively, and for the nine months ended September 30, 2007 was 5.55% and 5.76%, respectively. The junior subordinated debentures accrue interest at a fixed rate of 5.76% based on a 360 day year, until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.

Interest Expense on Other Borrowings. Interest paid on other borrowed funds for the three months ended September 30, 2007 was $164,000, down approximately $154,000 compared with $318,000 for the same period in 2006.   Interest paid on other borrowed funds for the nine months ended September 30, 2007 was $753,000, down approximately $204,000 compared with $957,000 for the same period in 2006.   The decrease in interest expense for both the three and nine months ended September 30, 2007 was primarily due to the payoff of Federal Home Loan Bank  (“FHLB”) advances that were called on June 15, 2007. Average other borrowed funds for the three months ended September 30, 2007 were $13.5 million compared with average other borrowed funds for the same quarter in 2006 of $25.7 million, a decrease of $12.2 million.The average interest rate paid on borrowed funds for the three months ended September 30, 2007 was 4.82%, compared with 4.91% for the same quarter in 2006, a decrease of 9 basis points.  Average other borrowed funds for the nine months ended September 30, 2007 were $20.6 million compared with average other borrowed funds for the same period in 2006 of $26.0 million, a decrease of $5.4 million.The average interest rate paid on borrowed funds for the nine months ended September 30, 2007 was 4.89%, compared with 4.92% for the same period in 2006, a decrease of 3 basis points.

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

	For The Three Months Ended September 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,113,551	$24,583	8.76%	$833,943	$19,112	9.09%
Taxable securities	155,541	1,708	4.36	188,429	2,047	4.31
Tax-exempt securities	5,934	73	4.88	14,657	179	4.85
Other investments	4,600	70	6.04	4,865	66	5.38
Federal funds sold and other short-term investments	19,799	252	5.05	90,096	1,171	5.16
Total interest-earning assets	1,299,425	26,686	8.15	1,131,990	22,575	7.91
Allowance for loan losses	(12,949)			(12,603)
Total interest-earning assets, net of allowance for loan losses	1,286,476			1,119,387
Noninterest-earning assets	110,980			86,913
Total assets	$1,397,456			$1,206,300

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$63,529	$191	1.19%	$71,404	$217	1.21%
Savings and money market accounts	283,115	2,863	4.01	166,926	1,225	2.91
Time deposits	661,591	8,335	5.00	595,467	6,665	4.44
Junior subordinated debentures	36,083	474	5.14	36,083	532	5.77
Other borrowings	13,505	164	4.82	25,669	318	4.91
Total interest-bearing liabilities	1,057,823	12,027	4.51	895,549	8,957	3.97
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	205,816			191,196
Other liabilities	19,245			19,422
Total liabilities	1,282,884			1,106,167

Shareholders' equity	114,572			100,133
Total liabilities and shareholders' equity	$1,397,456			$1,206,300

Net interest income		$14,659			$13,618
Net interest spread			3.64%			3.94%
Net interest margin			4.48%			4.77%

(1)	Annualized.

	For The Nine Months Ended September 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,027,092	$68,112	8.87%	$803,553	$53,382	8.88%
Taxable securities	163,562	5,340	4.37	199,145	6,386	4.29
Tax-exempt securities	6,341	234	4.93	15,538	572	4.92
Other investments	4,797	208	5.80	4,458	187	5.61
Federal funds sold and other short-term investments	53,479	2,070	5.18	78,329	2,830	4.83
Total interest-earning assets	1,225,271	75,964	8.09	1,101,023	63,357	7.69
Allowance for loan losses	(12,365)			(13,437)
Total interest-earning assets, net of allowance for loan losses	1,242,906			1,087,586
Noninterest-earning assets	94,096			85,400
Total assets	$1,337,002			$1,172,986

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$65,294	$583	1.19%	$75,500	$608	1.08%
Savings and money market accounts	231,031	6,499	3.76	159,975	3,142	2.63
Time deposits	651,203	24,098	4.95	572,854	17,493	4.08
Junior subordinated debentures	36,083	1,519	5.55	36,083	1,577	5.76
Other borrowings	20,601	753	4.89	26,021	957	4.92
Total interest-bearing liabilities	1,004,212	33,452	4.45	870,433	23,777	3.65
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	203,729			189,545
Other liabilities	17,574			15,806
Total liabilities	1,225,515			1,075,784

Shareholders' equity	111,487			97,202
Total liabilities and shareholders' equity	$1,337,002			$1,172,986

Net interest income		$42,512			$39,580
Net interest spread			3.64%			4.04%
Net interest margin			4.53%			4.81%

(1)	Annualized.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 vs 2006			2007 vs 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$6,408	$(937)	$5,471	$14,850	$(120)	$14,730
Taxable securities	(357)	18	(339)	(1,141)	95	(1,046)
Tax-exempt securities	(107)	1	(106)	(339)	1	(338)
Other investments	(4)	8	4	14	7	21
Federal funds sold and other short-term investments	(914)	(5)	(919)	(898)	138	(760)
Total increase (decrease) in interest income	5,026	(915)	4,111	12,486	121	12,607

Interest-bearing liabilities:
Interest-bearing demand deposits	(24)	(2)	(26)	(82)	57	(25)
Savings and money market accounts	853	785	1,638	1,396	1,961	3,357
Time deposits	740	930	1,670	2,393	4,212	6,605
Junior subordinated debentures	–	(58)	(58)	–	(58)	(58)
Other borrowings	(151)	(3)	(154)	(199)	(5)	(204)
Total increase in interest expense	1,418	1,652	3,070	3,508	6,167	9,675

Increase (decrease) in net interest income	$3,608	$(2,567)	$1,041	$8,978	$(6,046)	$2,932

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2007 was $1.2 million, up approximately $1.1 million, compared with $114,000 for the same period in 2006.  The provision for loan losses for the nine months ended September 30, 2007 was $1.8 million, up approximately $1.2 million, compared with $560,000 for the same period in 2006. Although asset quality improved with a $6.6 million or 41.3% reduction in total nonperforming assets since September 30, 2006, the provision for loan losses increased as a result of the $293.3 million or 34.9% growth in total loans since September 30, 2006. The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at September 30, 2007 and 2006 was 1.13% and 1.41%, respectively. The allowance for loan losses as a percent of total loans at December 31, 2006 was 1.29%.

Noninterest Income. Noninterest income for the three months ended September 30, 2007 was $2.2 million, up $304,000 compared with the same period in 2006. The increase in noninterest income for the three months ended September 30, 2007 was primarily due to increases in the cash value of bank owned life insurance (up $330,000), which was purchased in the second quarter of 2007.  Noninterest income for the nine months ended September 30, 2007 was $5.9 million, up $104,000 or 1.8% compared with the same period in 2006. The increase in noninterest income for the nine months ended September 30, 2007 was primarily due to increases in the cash value of bank owned life insurance (up $407,000) and the gain on sale of SBA loans ($272,000), that was partially offset by decreases in service fees (down $446,000) and other loan-related fees (down $111,000).

Noninterest Expense. Noninterest expense for the three months ended September 30, 2007 was $10.7 million, up approximately $910,000 or 9.3% compared with $9.8 million for the same period in 2006.  Noninterest expense for the nine months ended September 30, 2007 was $31.8 million, up approximately $2.8 million or 9.9% compared with $29.0 million for the same period in 2006.  The increase for both the three and nine months ended September 30, 2007 was primarily due to increases in salaries and benefits expense and occupancy and equipment expense. Changes in the components of noninterest expenses are discussed below.

Salaries and benefits expense for the three months ended September 30, 2007 was $6.6 million, up $1.1 million compared with $5.5 million for the same period in 2006. Salaries and benefits expense for the nine months ended September 30, 2007 was $18.6 million, up $2.5 million compared with $16.1 million for the same period in 2006.  The increase for both the three and nine months ended September 30, 2007 was primarily due to an increase in staffing at Metro United for new branches and supporting personnel.

Occupancy and equipment expense for the three months ended September 30, 2007 was $2.1 million, up $183,000 or 9.6% compared with $1.9 million for the same period in 2006. Occupancy and equipment expense for the nine months ended September 30, 2007 was $6.1 million, up $993,000 or 19.4% compared with $5.1 million for the same period in 2006.   The increase for both the three and nine months ended September 30, 2007 was primarily due to the new branches in California opened in the first six months of 2007.

Other noninterest expense for the three months ended September 30, 2007 was $2.0 million, a decrease of $399,000 or 16.6% compared with $2.4 million for the same period in 2006. The decrease for the three months ended September 30, 2007 was primarily the result of an elimination of the remaining tax liability related to the Texas franchise tax, which is now included in the tax provision. The Texas franchise tax has been replaced by the Texas margin tax. Other noninterest expense for the nine months ended September 30, 2007 was $7.2 million, down $387,000 from $7.6 million at September 30, 2006. The decrease for the nine months ended September 30, 2007 was primarily the result of decreases in professional fees ($606,000), consultant fees ($345,000), franchise taxes ($312,000), and intangible asset amortization ($99,000), which were partially offset by increases in telecommunications expense ($234,000), online banking expense ($175,000), other outside services ($130,000), the provision for unfunded loan commitments ($123,000), and other miscellaneous expenses ($313,000).

The Company’s efficiency ratio for the three months ended September 30, 2007 was 63.65% compared with 63.31% for the same quarter in 2006, with the increase being primarily due to an increase in noninterest expenses discussed above.  The Company’s efficiency ratio for the nine months ended September 30, 2007 was 65.82% compared with 63.93% for the same period in 2006.

Income Taxes. Income tax expense for the three months ended September 30, 2007 and 2006 was $1.8 million and $2.0 million, respectively. The Company’s effective tax rate was 35.31% and 36.43% for the three months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three months ended September 30, 2007 was attributed primarily to the non-taxable increase in the cash value of bank owned life insurance.  Income tax expense for the nine months ended September 30, 2007 and 2006 was $5.4 million and $5.6 million, respectively. The Company’s effective tax rate was 36.52% and 35.61% for the nine months ended September 30, 2007 and 2006, respectively.   The increase in the effective tax rate for the nine months ended September 30, 2007 was primarily the result of the effect of the Texas margin tax, which replaced the Texas franchise tax, and an increase in Metro United’s provision for loan losses, which is non-deductible for California state income taxes. The increase was partially offset by the non-taxable increase in the cash value of bank owned life insurance.

Financial Condition

Loan Portfolio. Total loans at September 30, 2007 were $1.13 billion, up $247.0 million or 27.9% compared with $886.6 million at December 31, 2006. Compared with the loan level at December 31, 2006, commercial and industrial loans increased $51.7 million and real estate loans increased $191.9 million during the nine months ended September 30, 2007.  At September 30, 2007 and December 31, 2006, the ratio of total loans to total deposits was 93.72% and 81.96%, respectively. At the same dates, total loans represented 80.18% and 69.89% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of September 30, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$418,729	36.82%	$367,072	41.25%
Real estate mortgage
Residential	6,093	0.54	4,847	0.55
Commercial	583,891	51.35	424,431	47.70
	589,984	51.89	429,278	48.25
Real estate construction
Residential	40,567	3.57	27,781	3.13
Commercial	76,747	6.75	58,311	6.55
	117,314	10.32	86,092	9.68
Consumer and other	11,081	0.97	7,332	0.82
Gross loans	1,137,108	100.00%	889,774	100.00%
Unearned discounts, interest and deferred fees	(3,521)		(3,218)
Total loans	1,133,587		886,556
Allowance for loan losses	(12,865)		(11,436)
Loans, net	$1,120,722		$875,120

Nonperforming Assets. Total nonperforming assets at September 30, 2007 were $9.4 million, a decrease of $2.8 million or 23.0% compared with $12.2 million at December 31, 2006.  The decrease was primarily due to the payoffs of two loans  in the amount of $3.9 million,  and a charge-off of an $894,000 loan, which was partially offset by a $1.9 million loan  transferred to nonperforming status.  At September 30, 2007, nonperforming assets primarily consisted of $6.1 million in nonaccrual loans, $1.0 million in accruing loans that were 90 days or more past due, and $2.3 million in other real estate. Approximately $3.6 million of the nonaccrual loans are collateralized by real estate, which represented 59.7% of total nonaccrual loans at September 30, 2007.  Net nonperforming assets at September 30, 2007 were $6.7 million compared with $9.3 million at December 31, 2006, a decrease of $2.6 million or 28.1%. Other real estate decreased $481,000 to $2.3 million at September 30, 2007 compared with $2.7 million at December 31, 2006 due to the sale of two commercial properties.

The ratio of net nonperforming assets to total loans and other real estate at September 30, 2007 and December 31, 2006 were 0.59% and 1.05%, respectively. The ratio of net nonperforming assets to total assets was reduced to 0.47% at September 30, 2007 compared with 0.74% at December 31, 2006. On October 5, 2007, an accruing loan that was 90 days or more past due was settled which reduced total nonperforming assets to $8.5 million.  Had this settlement occurred during the third quarter, the ratio of net nonperforming assets to total assets at September 30, 2007 would have been reduced to 0.41%    Net nonperforming assets are net of guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.7 million at September 30, 2007 and $2.9 million at December 31, 2006.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company may repurchase any loan that may become classified as nonperforming. The Company’s nonperforming loans may increase during the period of time in which any loan is repurchased, until the time the nonperforming loan is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$6,079	$9,414
Accruing loans 90 days or more past due	1,036	29
Other real estate (“ORE”)	2,266	2,747
Total nonperforming assets	9,381	12,190
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,667)	(2,857)
Net nonperforming assets	$6,714	$9,333

Total nonperforming assets to total assets	0.66%	0.96%
Total nonperforming assets to total loans and ORE	0.83%	1.37%
Net nonperforming assets to total assets (1)	0.47%	0.74%
Net nonperforming assets to total loans and ORE (1)	0.59%	1.05%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:
	As of September 30, 2007	As of December 31, 2006
	(In thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$3,391	$6,715
Impaired loans with a SFAS No. 114 valuation reserve	2,688	2,699
Total recorded investment in impaired loans	$6,079	$9,414

Valuation allowance related to impaired loans	$1,273	$900

The average recorded investment in impaired loans during the nine months ended September 30, 2007 and the year ended December 31, 2006 was $6.1 million and $12.1 million, respectively.  Interest income on impaired loans of $37,000 and $118,000 was recognized for cash payments received during the three and nine months ended September 30, 2007, respectively.

 Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2007 and 2006, the allowance for loan losses was $12.9 million and $11.9 million, respectively, or 1.13% and 1.41% of total loans, respectively.  At December 31, 2006, the allowance for loan losses was $11.4 million, or 1.29% of total loans.  Net charge-offs for the three months ended September 30, 2007 were $964,000 compared with net charge-offs of $1.2 million for the same period in 2006, and primarily the result of one charge-off of approximately $894,000.  Net charge-offs for the nine months ended September 30, 2007 were $344,000 compared with net charge-offs of $1.9 million for the same period in 2006.

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

  The following tables present, for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Average total loans outstanding for the period	$1,113,551	$833,943
Total loans outstanding at end of period	$1,133,587	$840,272

Allowance for loan losses at beginning of period	$12,661	$12,905
Provision for loan losses	1,168	114
Charge-offs:
Commercial and industrial	(1,031)	(1,192)
Real estate mortgage	–	–
Real estate construction	–	–
Consumer and other	(15)	(59)
Total charge-offs	(1,046)	(1,251)

Recoveries:
Commercial and industrial	42	83
Real estate mortgage	–	–
Real estate construction	–	–
Consumer and other	40	1
Total recoveries	82	84
Net charge-offs	(964)	(1,167)
Allowance for loan losses at end of period	12,865	11,852

Reserve for unfunded lending commitments at beginning of period	1,026	552
Provision for unfunded lending commitments	(8)	96
Reserve for unfunded lending commitments at end of period	1,018	648

Allowance for credit losses at end of period	$13,883	$12,500

Ratio of net charge-offs to end of period total loans	(0.09)%	(0.14)%

	As of and for the Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Average total loans outstanding for the period	$1,027,092	$803,553
Total loans outstanding at end of period	$1,133,587	$840,272

Allowance for loan losses at beginning of period	$11,436	$13,169
Provision for loan losses	1,773	560
Charge-offs:
Commercial and industrial	(1,551)	(3,296)
Real estate mortgage	–	(21)
Real estate construction	–	–
Consumer and other	(22)	(171)
Total charge-offs	(1,573)	(3,488)

Recoveries:
Commercial and industrial	1,086	678
Real estate mortgage	99	851
Real estate construction	–	–
Consumer and other	44	82
Total recoveries	1,229	1,611
Net charge-offs	(344)	(1,877)
Allowance for loan losses at end of period	12,865	11,852

Reserve for unfunded lending commitments at beginning of period	793	546
Provision for unfunded lending commitments	225	102
Reserve for unfunded lending commitments at end of period	1,018	648

Allowance for credit losses at end of period	$13,883	$12,500

Ratio of allowance for loan losses to end of period total loans	1.13%	1.41%
Ratio of net charge-offs to end of period total loans	(0.03)%	(0.22)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	180.81%	119.14%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	289.23%	157.02%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, less loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At September 30, 2007, the securities portfolio was $158.5 million, a decrease of  $23.0 million or 12.7% compared with $181.5 million at December 31, 2006. The decrease was primarily due to principal payments and maturities on tax-free municipal bonds (“municipals”), mortgage-backed securities and collateralized mortgage obligations (“CMOs”).  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. government sponsored enterprises, and tax-free municipal bonds. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan prepayments in excess of loan funding requirements.   Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock and the investment in subsidiary trust, were $5.6 million at September 30, 2007 and $4.9 million at December 31, 2006.

Bank Owned Life Insurance (“BOLI”).  During the second quarter of 2007, the Company purchased $25.0 million in BOLI.  As a result of an increase in the cash surrender value, the cash value of BOLI increased to $25.4 million at September 30, 2007.  The increase was recorded as other noninterest income in the condensed consolidated statements of income.

Deposits. At September 30, 2007, total deposits were $1.21 billion, up $127.9 million or 11.8% compared with $1.08 billion at December 31, 2006.  The increase, primarily in money market accounts and time deposits, was mainly the result of a deposit campaign held during the second quarter of 2007. Noninterest-bearing demand deposits at September 30, 2007 decreased $12.2 million or 5.8% to $196.6 million compared with $208.8 million at December 31, 2006. Interest-bearing deposits at September 30, 2007 increased $140.1 million or 16.0% to $1.01 billion compared with $872.9 million at December 31, 2006. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2007 and December 31, 2006 were 16.3% and 19.3%, respectively.

Junior Subordinated Debentures.  Junior subordinated debentures were $36.1 million at September 30, 2007 and December 31, 2006. The junior subordinated debentures accrue interest at a fixed rate of 5.76% based on a 360 day year until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings at September 30, 2007 were $36.0 million compared with $26.3 million at December 31, 2006.  The change in other borrowings is due to the payoff of the two ten-year loans totaling $25.0 million from the FHLB of Dallas that were called on June 15, 2007.  The payoff was partially offset by the addition of three short-term loans totaling $35.0 million from the FHLB of Dallas. The loans bore interest at rates ranging from 4.62% to 4.95% with maturity dates ranging from October 5, 2007 to October 26, 2007, and were repaid on the stated maturity date. The advance from the FHLB of San Francisco that was outstanding at June 30, 2007 was paid during August 2007.

The following table provides, for the periods indicated, an analysis of the Company’s other borrowings:

	As of and for the Nine Months Ended September 30, 2007	As of and for the Year Ended December 31, 2006
	(Dollars in thousands)
FHLB notes:
at end of period	$35,000	$25,000
average during the period	19,773	25,247
maximum month-end balance during the period	35,000	25,000
Interest rate at end of period	4.75%	4.99%
Interest rate during the period	5.09%	5.05%
Federal Reserve TT&L:
at end of period	$1,029	$1,316
average during the period	828	702
maximum month-end balance during the period	1,067	1,316

Liquidity. The Company’s loan to deposit ratio at September 30, 2007 was 93.72%. As of this same date, the Company had commitments to fund loans in the amount of $311.5 million. At September 30, 2007, the Company had stand-by letters of credit of $9.8 million, for which the Company has recorded a liability of $22,000 at September 30, 2007, representing the fair value of the Company’s probable obligations. Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $396.1 million from the FHLBs, $7.7 million from the FRB discount window, and $20.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at September 30, 2007 was $115.5 million compared with $105.9 million at December 31, 2006, an increase of $9.5 million. This increase was the combined result of $9.4 million in net income and an increase in additional paid-in capital of $1.1 million due to dividend reinvestment, stock-based compensation expense, and a decrease in accumulated other comprehensive loss of $648,000, partially offset by dividend payments of $1.3 million and the repurchase of $602,000 in Company stock .

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-based capital ratios as of September 30, 2007 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At September 30, 2007

The Company
Leverage ratio	4.00	%(1)	N/A	9.12%
Tier 1 risk-based capital ratio	4.00		N/A	9.51
Risk-based capital ratio	8.00		N/A	10.84
MetroBank
Leverage ratio	4.00	%(2)	5.00%	8.86%
Tier 1 risk-based capital ratio	4.00		6.00	9.42
Risk-based capital ratio	8.00		10.00	10.45
Metro United Bank
Leverage ratio	4.00	%(3)	5.00%	9.16%
Tier 1 risk-based capital ratio	4.00		6.00	9.01
Risk-based capital ratio	8.00		10.00	10.13

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

July 1, 2007 to July 31, 2007	–	$–	–	–
August 1, 2007 to August 31, 2007	–	$–	–	500,000
September 1, 2007 to September 30, 2007	36,061	$16.69	36,061	463,939

(1)  The Company maintains a stock repurchase plan that was announced on August 30, 2007.  Under the plan, the Board of Directors authorized the Company to repurchase up to 500,000 of its common stock from time to time, with no expiration date, at various prices in the open market or through privately negotiated transactions.

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

3.2
- Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

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
____________________________
* Filed herewith.
** Furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: November 8, 2007		George M. Lee
Chief Executive Officer (principal executive officer)

Date: November 8, 2007	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Identification of Exhibit

3.1
- Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-62667) (the "Registration Statement")).

3.2
- Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

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
____________________________
* Filed herewith.
** Furnished herewith