Form 10-K
period 2007-12-31
METROCORP BANCSHARES INC
filed 2008-03-12
CIK 1068300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(713) 776-3876

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share	NASDAQ Global Market
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 29, 2008, the number of outstanding shares of Common Stock was 10,846,011.

As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the NASDAQ Global Market on such date was approximately $172.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2007, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Item 7 of this report and other cautionary statements set forth elsewhere in this report.

General

MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (“MetroBank”). On October 5, 2005, the Company acquired Metro United Bank (“Metro United”) (formerly known as First United Bank), with locations in San Diego and Los Angeles, California. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876.

The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets through its subsidiary banks (collectively, the “Banks”) by providing personalized service to the communities in Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. Historically, the Company has strategically opened banking offices in areas with large multicultural and Asian concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity. As a part of the Company’s business development strategy, MetroBank opened and commenced operations of a representative office in Xiamen, China during the fourth quarter of 2006, and received regulatory approval for a second representative office in Chongqing, China during the fourth quarter 2007. The representative offices do not conduct banking activities but were established to cultivate business relationships with customers that have the potential of expanding their business in the United States.

MetroBank, National Association

MetroBank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, three of whom currently serve as directors of the Company and MetroBank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, MetroBank expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened MetroBank’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, MetroBank has accomplished its growth internally through the establishment of de novo branches in various market areas. Since MetroBank’s formation in 1987, it has established numerous branches in the greater Houston metropolitan area and currently has nine banking offices in Houston. In 1996, MetroBank expanded into the Dallas metropolitan area, and currently has three banking offices. In an effort to realign its branch network to improve efficiency, MetroBank closed its Houston area Clear Lake branch in 2007.

Metro United Bank

Metro United was originally founded in 1990 in San Diego, California to meet the banking needs of the local business communities. Metro United caters its services to various businesses, professionals and individuals with diversified cultural backgrounds and focuses its lending activities primarily on commercial real estate. In 1999, Metro United opened its Los Angeles branch in Alhambra to serve the community along the Monterey Park/San Gabriel Valley corridor. During 2006, Metro United added four new locations to better serve its customers. It acquired a branch in Irvine from Omni Bank, N.A., opened loan production offices in San Mateo and San Francisco that were upgraded to full service branches in 2007, and established an executive office in the City of Industry, which also began functioning as a full service branch in the first quarter of 2007.

Available Information

The Company’s internet website is available through its subsidiary, MetroBank, at www.metrobank-na.com. The Company makes available, free of charge, on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is filed electronically with or furnished to the Securities and Exchange Commission. The information found on the Company’s website is not a part of this or any other report.

Business

Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful commercial and retail banking endeavor. The Company intends to continue to focus on synchronizing the Texas and California operations to provide a sound platform for growth. Specific goals include, but are not limited to: (1) building solid customer relationships through cross-selling initiatives, enhancing product mix, and optimizing pricing structures; (2) targeting new markets in an effort to expand and diversify the Company’s customer base through de novo growth and possible future acquisitions; (3) streamlining and integrating operational processes of the Company’s two subsidiary banks in an effort to increase efficiencies in delivery of products and services; and (4) improving and maintaining asset quality and diversifying the loan portfolio.

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

Commercial and Industrial Loans. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad array of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2007, the Company’s commercial and industrial loan portfolio was $458.1 million or 38.0% of the gross loan portfolio.

Commercial Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2007, the Company had a commercial mortgage portfolio of $596.6 million or 49.5% of the gross loan portfolio. The Company had no subprime commercial mortgage loans at December 31, 2007.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans in Texas are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2007, the Company had a real estate construction portfolio of $139.2 million or 11.5% of the gross loan portfolio, of which $59.0 million was residential and $80.2 million was commercial.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2007, MetroBank had $44.9 million in the retained portion of its SBA loans, approximately $20.9 million of which was guaranteed by the SBA.

Trade Finance. Since its inception in 1987, the Company, through its subsidiary MetroBank, has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government, which provides guarantees for trade finance loans. At December 31, 2007, the Company’s aggregate trade finance portfolio commitments were approximately $28.1 million.

Residential Mortgage Brokerage and Lending. The Company, through its subsidiary MetroBank, uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans, primarily collateralized by non-owner occupied residential properties, with a 15-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2007, the residential mortgage portfolio was $5.3 million or 0.44% of the gross loan portfolio. The Company had no subprime residential mortgage loans at December 31, 2007.

Retail Banking. The Company offers a variety of deposit products and services to retail customers through its branch networks in Texas and California. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking. The Company through its subsidiary MetroBank, offers retail loan products which include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. At December 31, 2007, retail loan products totaled less than one percent of the gross loan portfolio.

Competition

The banking and financial services industry in Texas and California is highly competitive, and the profitability of the Company depends principally on the Company’s ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing. To compete with these other financial institutions, the Company emphasizes customer service, technology and responsive decision-making. Additionally, management believes the Company remains competitive by establishing long-term customer relationships, building customer loyalty and providing a broad line of products and services designed to address the specific needs of its customers.

Employees

As of December 31, 2007, the Company had 349 full-time equivalent employees, 76 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

Supervision and Regulation

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

As a Company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Market, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and NASDAQ.

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

Scope of Permissible Activities. Except as provided below, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except the Company may engage in and may own shares of companies engaged in certain activities found by the Federal

Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2007, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 9.20% and its ratio of total capital to total risk-weighted assets was 10.44%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2007, the Company’s leverage ratio was 9.50%.

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

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a “controlling influence” over the Company.

The Banks—MetroBank, National Association and Metro United Bank

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

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act (“CRA”) rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has a CRA rating of satisfactory or better.

Branching—MetroBank. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Branching—Metro United. California law provides that a California-chartered bank can establish a branch anywhere in California provided that the branch is approved in advance by the DFI. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, adequacy of the bank’s shareholders’ equity, earnings prospects, character of management, and the convenience and needs of the community to be served by the branch.

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

Affiliate transactions are also subject to Section 23B as implemented by Regulation of the Federal Reserve Act which generally requires that certain transactions between MetroBank and its affiliates, and Metro United and its affiliates, be on terms substantially the same, or at least as favorable to MetroBank and Metro United, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve Board has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

MetroBank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2007, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.

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

Examinations—MetroBank. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

Examinations—Metro United. The DFI examines banks at least once every two years, but may conduct examinations whenever and as often as deemed necessary. The FDIC also periodically examines and evaluates insured, state non-member banks such as Metro United. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC determined value and the book value of such assets.

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by their primary federal regulator, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2007, MetroBank’s and Metro United’s ratio of Tier 1 capital to total risk-weighted assets was 9.40% and 8.43%, respectively. The ratio of total capital to total risk-weighted assets at December 31, 2007, was 10.42% for MetroBank, and 9.41% for Metro United.

The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2007, MetroBank’s and Metro United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.30% and 9.99% respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. Based on the most recent notification from the OCC with respect to MetroBank and from the FDIC with respect to Metro United, MetroBank was classified as “well-capitalized” and Metro United was classified as “adequately-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

Deposit Insurance Assessments. The deposits held by MetroBank and Metro United are insured by the FDIC through the DIF to the extent required by law and they must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. In addition, the FDIC can impose special assessments in certain instances. Assessment rates range from 5 to 7 basis points for risk category I institutions, 10 basis points for risk category II institutions, 28 basis points for risk category III institutions and 43 basis points for risk category IV institutions.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Reform Act”) was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation. The FDIC adopted final regulations with respect to the Deposit Reform Act effective as of January 1, 2007. Under the new regulations, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. In connection with the adoption of the new regulations, the FDIC set the assessment rates that took effect on January 1, 2007. The FDIC also set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits. If the reserve levels fall below 1.15%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the reserve level exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. The FDIC declares a 50% dividend when the reserve level reaches 1.35% and a 100% dividend when the reserve ratio reaches above 1.50%.

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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. In its most recent performance evaluation, MetroBank received an “outstanding” CRA rating from the OCC. Metro United Bank received a “satisfactory” CRA rating from the FDIC in its most recent performance evaluation.

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

Anti-money Laundering and Anti-Terrorism Legislation. Congress enacted the Bank Secrecy Act of 1970 (“BSA”) to require financial institutions, including the Company and the Banks, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (1) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (2) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (3) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (4) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) was enacted in October 2001 and amended the BSA and incorporates anti-terrorist financing provisions into the BSA and its implementing regulations. The USA PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including the Company and the Banks, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, the Company and the Banks restrict transactions with certain targeted countries except as permitted by OFAC.

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

The majority of the Company’s assets are monetary in nature and, as a result, the Company is subject to significant risk from changes in interest rates. Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities. The Company’s earnings are significantly dependent on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” will negatively impact the Company’s earnings.

An increase in the general level of interest rates may also, among other things, reduce the demand for loans and the Company’s ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to an increase in prepayments on the Company’s loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates affect the Company’s net yield on interest-earning assets, loan origination volume, market value of loans and mortgage-backed securities portfolios.

Market interest rates are affected by many factors outside of the Company’s control, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets. In view of the low interest rates on savings, loans and investments that currently prevail, it is quite possible that significant changes in interest rates may take place in the future, and the Company cannot always accurately predict the nature or magnitude of such changes or how such changes may affect its business. Although the Company’s asset-liability management strategy is designed to control its risk from changes in the general level of market interest rates, it may not be able to prevent changes in interest rates from having a material adverse affect on the Company’s earnings and capital levels.

A large percentage of the Company’s loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect its profitability.

Approximately 87.3% of the Company’s loan portfolio as of December 31, 2007 was comprised of loans collateralized by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for loan losses, which could adversely affect its financial condition and results of operations. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

As of December 31, 2007, approximately $139.2 million or 11.5% of the Company’s gross loan portfolio was in real estate construction loans. Of this amount, $59.0 million were made to finance residential construction projects, of which 63.4% were located in Texas, and 36.6% were located in California. Further, $80.2 million of real estate construction loans were made to finance commercial construction, with 85.2% of these loans made to finance construction projects located in Texas and 14.8% of those loans made to finance construction projects located in California. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If any of these risks were to occur, it could adversely affect the Company’s financial condition and results of operations.

In December 2006, banking regulators issued guidance regarding high concentrations of commercial and real estate construction loans within bank loan portfolios. The guidance requires institutions that exceed certain levels of real estate lending to maintain higher capital ratios than institutions with lower concentrations if they do not have appropriate risk management policies and practices in place. If there is any deterioration in the Company’s commercial real estate portfolio or its regulators conclude that it has not implemented appropriate risk management policies and practices, it could adversely affect the Company’s business and result in a requirement of increased capital levels, and such capital may not be available at that time.

The Company could be subject to environmental risks and associated costs on its foreclosed real estate assets.

A significant portion of the Company’s loan portfolio is secured by real property. There is a risk that hazardous or toxic waste could be discovered on the properties that secure the Company’s loans. If the Company acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and adversely affect the Company’s profitability. Although the Company has policies and procedures that require it to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.

The Company’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its earnings.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. Management makes various assumptions and judgments about the collectability of the Company’s loan portfolio based on its review and analysis of the portfolio, including the diversification of its loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.

The Company maintains an allowance for loan losses in an attempt to cover loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its experience and its evaluation of general economic conditions. If the Company’s assumptions prove to be incorrect or if it experiences significant loan losses, its current allowance may not be sufficient to cover actual losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause a material decrease in net income.

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

The Company’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas metropolitan areas in Texas, and in the greater San Diego, Los Angeles, and San Francisco metropolitan areas in California. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect the Company‘s financial condition, results of operations and future prospects.

The Company’s small to medium-sized business target market may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company, and such impairment could materially harm our operating results.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition may be negatively affected.

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

Although the Company common stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company common stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall. As of December 31, 2007, the Company’s executive officers and directors owned approximately 27.1% of the Common Stock. The significant amount of Common Stock owned by the Company’s executive officers and directors may adversely affect the development of a more active trading market.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2007, the Company had $36.1 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trust, MCBI Statutory Trust I. The Trust purchased the junior subordinated debentures from the Company using the proceeds from the sale of the Trust’s capital securities to third party investors and common securities to the Company. Payments of the principal and interest on the capital securities are conditionally guaranteed by the Company to the extent not paid or made by the Trust, provided the Trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related capital securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock. The Company’s ability to pay the future distributions depends upon the earnings of the Banks and dividends from the Banks to the Company, which may be inadequate to service the obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive offices of the Company and MetroBank are located in leased space at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The principal executive offices of Metro United are located in the City of Industry branch, in leased space at 17870 Castleton Street, in City of Industry, California. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total
Branches in Houston metropolitan area	4	5	9
Branches in Dallas metropolitan area	—	3	3
Branch in San Diego, California	—	1	1
Branches in Los Angeles metropolitan area(1)	—	2	2
Branches in San Francisco metropolitan area(2)	—	2	2
Branch in City of Industry, California	—	1	1
Corporate headquarters in Houston, Texas	—	1	1

Total	4	15	19

(1)	Los Angeles metropolitan area includes Irvine and Alhambra, California
(2)	San Francisco metropolitan area includes San Mateo, California

The leases for the branches in Texas have expiration dates ranging from January 2010 to September 2012. The leases for branches in California have expiration dates ranging from August 2010 to January 2017. The leases covering the corporate headquarters have expiration dates ranging from February 2008 to May 2013.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Market under the symbol “MCBI.” As of February 29, 2008, there were 10,846,011 shares outstanding and approximately 195 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Company’s common stock reported by NASDAQ during the two years ended December 31, 2007:

	High	Low
2007
Fourth quarter	$16.82	$12.12
Third quarter	21.92	15.65
Second quarter	22.08	18.57
First quarter	22.40	18.91

2006
Fourth quarter	$23.12	$20.92
Third quarter	23.59	19.91
Second quarter	22.13	16.71
First quarter	20.67	16.23

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

	2007	2006
Fourth quarter	$0.04	$0.04
Third quarter	0.04	0.04
Second quarter	0.04	0.04
First quarter	0.04	0.04

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

As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to MetroBank and Metro United limit the payment of dividends and other distributions by the Banks to the Company, and may therefore limit the Company’s ability to pay dividends on its Common Stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are deferred, the Company will be prohibited from paying dividends on its Common Stock. Regulatory authorities could impose administratively stricter limitations on the ability of the subsidiary banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the twelve months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs at the End of the Period
August 1, 2007 to August 31, 2007	—	$—	—	500,000
September 1, 2007 to September 30, 2007	36,061	$16.69	36,061	463,939
October 1, 2007 to October 31, 2007	11,216	$16.25	47,277	452,723
November 1, 2007 to November 30, 2007	101,671	$13.26	148,948	351,052
December 1, 2007 to December 31, 2007	18,356	$13.55	167,304	332,696

(1)

The Company maintains a stock repurchase plan that was announced on August 30, 2007. Under the plan, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock from time to time, with no expiration date, at various prices in the open market or through privately negotiated transactions.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 2002 to December 31, 2007, with the cumulative total return of the NASDAQ Stock Market (US) Index (“NASDAQ Composite”), and the SNL $1 Billion to $5 Billion Bank Asset-Size Index (“SNL Bank $1B-$5B Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on December 31, 2002 in the Company’s Common Stock, the NASDAQ Composite and the SNL $1B-$5B Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return

MetroCorp Bancshares, Inc.,

The NASDAQ Stock Market (US) Index,

and the SNL $1 Billion to $5 Billion Bank Asset-Size Index

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
MetroCorp Bancshares, Inc.	$100.00	$131.06	$198.16	$267.45	$286.00	$178.33
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

Source:	SNL Financial LC, Charlottesville, VA

©2007

Item 6.	Selected Financial Data

The following Selected Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following data has been derived from audited financial statements, including those included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the 2007 presentation.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$102,298	$86,678	$59,104	$45,304	$43,287
Interest expense	45,392	33,498	17,538	11,349	12,134

Net interest income	56,906	53,180	41,566	33,955	31,153
Provision for loan losses	3,145	612	1,936	1,343	5,671

Net interest income after provision for loan losses	53,761	52,568	39,630	32,612	25,482
Noninterest income	8,288	7,924	8,061	8,251	8,927
Noninterest expense	42,935	39,467	31,852	28,238	28,564

Income before provision for income taxes	19,114	21,025	15,839	12,625	5,845
Provision for income taxes	6,939	7,521	5,059	4,031	1,735

Net income	$12,175	$13,504	$10,780	$8,594	$4,110

Per Share Data(1):
Earnings per share:
Basic	$1.11	$1.24	$1.00	$0.80	$0.39
Diluted	1.10	1.22	0.98	0.79	0.38
Book value	10.74	9.72	8.53	7.97	7.30
Tangible book value	8.67	7.61	6.40	7.97	7.30
Cash dividends	0.16	0.16	0.16	0.16	0.16
Dividend payout ratio	14.35	12.91	16.08	20.05	41.46
Weighted average shares outstanding (in thousands):
Basic	10,935	10,906	10,812	10,763	10,634
Diluted	11,110	11,112	10,959	10,845	10,820

Balance Sheet Data (Period End):
Total assets	$1,459,706	$1,268,434	$1,128,204	$914,312	$867,156
Securities	137,749	181,544	236,100	273,720	262,264
Loans(2)	1,201,911	886,556	771,473	594,536	557,136
Allowance for loan losses	13,125	11,436	13,169	10,501	10,308
Goodwill and core deposit intangibles	22,583	22,930	23,035	—	—
Total deposits	1,191,043	1,081,664	961,750	755,053	724,941
Junior subordinated debentures	36,083	36,083	36,083	—	—
Other borrowings	99,796	26,316	26,054	60,849	54,173
Total shareholders’ equity	117,410	105,948	92,228	85,723	78,373

Balance Sheet Data (Average):
Total assets	$1,358,422	$1,191,239	$963,952	$882,017	$852,946
Securities	164,829	207,371	254,505	271,198	251,827
Loans(3)	1,059,654	819,103	640,703	565,920	551,287
Allowance for loan losses	12,599	13,031	11,567	10,944	10,595
Goodwill and core deposit intangibles	22,768	22,911	5,580	—	—
Total deposits	1,164,903	1,012,887	813,457	728,683	708,575
Junior subordinated debentures	36,083	36,083	8,897	—	—
Other borrowings	26,403	25,949	42,877	64,022	60,310
Total shareholders’ equity	113,001	99,104	89,271	81,044	76,333

Performance Ratios:
Return on average assets	0.90%	1.13%	1.12%	0.97%	0.48%
Return on average equity	10.77	13.63	12.08	10.60	5.38
Net interest margin	4.47	4.76	4.52	4.02	3.81
Efficiency ratio(4)	65.86	64.60	64.18	66.91	71.27

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	0.76%	1.37%	2.52%	3.06%	5.05%
Total nonperforming assets to total assets	0.62	0.96	1.73	2.00	3.26
Net charge-offs to average total loans	0.14	0.29	0.25	0.20	0.98
Allowance for loan losses to total loans	1.09	1.29	1.71	1.77	1.85
Allowance for loan losses to net nonperforming loans(5)	247.13	173.64	84.21	62.94	40.10

Capital Ratios:
Leverage ratio(6)	9.50%	9.70%	9.96%	9.59%	9.08%
Average shareholders’ equity to average total assets	8.32	8.32	9.26	9.19	8.95
Tier 1 risk-based capital ratio—period end	9.20	11.19	11.18	12.82	12.73
Total risk-based capital ratio—period end	10.44	13.15	13.73	14.07	13.98

(1)	Per share data for all periods prior to September 1, 2006 has been restated to give effect to the 3-for-2 stock split effective on such date.
(2)	Includes loans held-for-sale of $1.9 million and $6.0 million at December 31, 2004 and 2003, respectively.
(3)	Includes loans held-for-sale with an average balance of $621,000, $3.4 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.
(4)	Calculated by dividing total noninterest expense by net interest income plus noninterest income.
(5)

Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more. Net nonperforming loans represent total nonperforming loans less the portion of such loans guaranteed by the SBA, the Ex-Im Bank and the Overseas Chinese Community Guaranty Fund.

(6)	The leverage ratio is calculated by dividing Tier 1 capital by average assets for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K and documents incorporated herein by reference that are not historical statements of fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. In addition to the factors discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K, the important factors that could cause actual results to differ materially from the results, performance or achievements expressed or implied by the forward-looking statements include, without limitation:

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a determination or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, and are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See—“Financial Condition—Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments.”

The Company believes goodwill is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through a merger transaction. Goodwill is not amortized, but instead is tested for impairment at least annually using both a discounted cash flow analysis and a review of the valuation of recent bank acquisitions. The discounted cash flow analysis utilizes a risk-free interest rate, estimates of future cash flow and probabilities as to the occurrence of the future cash flows. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, an impairment test is performed periodically on these amortizing intangible assets.

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

For the Years Ended December 31, 2007, 2006 and 2005

Overview

The Company, primarily through the Banks, generates earnings from several sources. The Banks attract customer deposits through their eighteen branches located in the greater Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CD’s”) and individual retirement accounts (“IRA’s”). With the funds attracted from the communities surrounding the branches, the Banks originate loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities. The Company’s net interest income represents the difference between the interest income earned on interest-earning assets, including loans and securities, and the interest expense paid on interest-bearing liabilities, including customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Company during each fiscal year and can be found on the Statement of Income under “net interest income.”

To complement net interest income, the Company also earns fee income from both deposits and loans through service fees and charges collected from customers, and fee income from letters of credit commissions through its international banking business. Generally, the Company receives the greater portion of its fees from its deposit customers in the form of service fees, insufficient funds fees, and other fees for services provided to the customer. Loan related fees are generally earned from administrative document and processing fees, and other loan-related type fees. The fees collected by the Company may be found on the Statement of Income under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a very people intensive industry, the largest of the Company’s operating expenses is salaries and employee benefits.

Total assets at December 31, 2007 were $1.46 billion, an increase of $191.3 million or 15.1% compared with $1.27 billion at December 31, 2006. The growth in assets was primarily a result of the loan growth through new loan originations. Total loans at December 31, 2007 were $1.20 billion, an increase of $315.4 million or 35.6% compared with $886.6 million at December 31, 2006. Investment securities at December 31, 2007 were $137.7 million, down $43.8 million or 24.1% from $181.5 million at December 31, 2006. Total deposits at December 31, 2007 were $1.19 billion, an increase of $109.4 million or 10.1% compared with $1.08 billion at December 31, 2006. Other borrowings at December 31, 2007 were $99.8 million, up $73.5 million or 279.2% compared with $26.3 million at December 31, 2006. Junior subordinated debentures were $36.1 million at both December 31, 2007 and 2006.

Net income for the years ended December 31, 2007, 2006, and 2005 was $12.2 million, $13.5 million, and $10.8 million, respectively. Diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 were $1.10, $1.22, and $0.98, respectively. The Company’s returns on average assets for the years ended December 31, 2007, 2006, and 2005 were 0.90%, 1.13%, and 1.12%, respectively. The Company’s returns on average equity for the same periods were 10.77%, 13.63%, and 12.08%, respectively. The 2007 decreases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to increased personnel and occupancy costs related to the expansion in California, as well as an increase in the provision for loan losses primarily due to loan growth. While loan growth provided an increase in net interest income, the increase was partially offset by the increase in the provision for loan losses and noninterest expenses.

The provision for loan losses was $3.1 million for the year ended December 31, 2007, up $2.5 million or 413.9% compared with $612,000 in 2006. Although asset quality improved with a $2.5 million or 27.3% reduction in net nonperforming assets since December 31, 2006, the provision for loan losses increased as a result of the 35.6% growth in total loans since December 31, 2006, and an increase in net charge offs in the fourth quarter of 2007. The provision for loan losses was $612,000 for the year ended December 31, 2006, a decrease of $1.3 million or 68.4% compared with $1.9 million in 2005. The decrease in the provision was primarily due to improvement in asset quality as indicated by a 46.0% decline in net nonperforming assets from $17.3 million at December 31, 2005 to $9.3 million at December 31, 2006.

During the first half of 2007, Metro United’s loan production offices in San Mateo and San Francisco, California and the executive office in the City of Industry, California became full service branches. In September 2007, MetroBank closed its Clear Lake branch in Houston, Texas in an effort to realign its branch network to improve efficiency. In December 2007, MetroBank received regulatory approval from the China Banking Regulatory Commission for a second representative office in China located in the city of Chongqing. The Chongqing office is expected to open during the second quarter of 2008.

On August 24, 2007, the Company’s board of directors authorized a stock repurchase program which provides for the repurchase of up to 500,000 shares of the Company’s common stock. Transactions may occur from time to time, either on the open market or in privately negotiated transactions. The stock repurchase is subject to market conditions, and corporate and regulatory requirements.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

2007 versus 2006. Net interest income, before provision for loan losses, in 2007 was $56.9 million compared with $53.2 million in 2006, an increase of $3.7 million or 7.0%, which increased primarily due to increases in both average earning assets and average yield. The increase of $15.6 million in interest income was offset by an $11.9 million increase in interest expense. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, decreased 37 basis points from 3.96% in 2006 to 3.59% in 2007. The decrease in the net interest spread is the result of a 28 basis point increase in the average yield on earning assets that was offset by a 65 basis point increase in the average cost of interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated as annualized interest expense divided by average earning assets. The net interest margin decreased 29 basis points from 4.76% in 2006 to 4.47% in 2007. The decrease reflects the 57 basis point increase in the average cost of earning assets, partially offset by an increase in the yield on average earning assets of 28 basis points.

Interest income in 2007 was $102.3 million, up $15.6 million or 18.0% compared with $86.7 million in 2006. The increase was primarily due to loan growth, with average total loans increasing 29.4% from $819.1 million at December 31, 2006 to $1.06 billion at December 31, 2007, while other earning assets declined. Interest expense in 2007 was $45.4 million, up $11.9 million or 35.5% compared with $33.5 million in 2006. The average cost of interest-bearing liabilities increased 65 basis points primarily due to higher interest rates paid on increased interest-bearing deposits. At December 31, 2007, approximately $822.9 million or 68.3% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. At December 31, 2007, the average yield on total loans was approximately 86 basis points above the average prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2007, approximately $540.2 million in loans or 44.8% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 8.12%.

2006 versus 2005. Net interest income, before provision for loan losses, in 2006 was $53.2 million compared with $41.6 million in 2005, an increase of $11.6 million or 27.9%. The increase was due to a $27.6 million increase in interest income, partially offset by a $16.0 million increase in interest expense primarily due to increases in both average earning assets and average yield, and the Federal Reserve

Board’s four interest rate increases over the 12 months in 2006. The net interest spread increased 9 basis points to 3.96% in 2006 from 3.87% in 2005. The increase was the result of a 133 basis point increase in the average yield on earning assets, which was offset by a 124 basis point increase in the average cost of interest-bearing liabilities. The net interest margin increased 24 basis points to 4.76% in 2006 from 4.52% in 2005. The increase reflects the increase in the average yield on earning assets of 133 basis points, partially offset by a 109 basis point increase in cost of earning assets.

Interest income in 2006 was $86.7 million, up $27.6 million or 46.7% compared with $59.1 million in 2005. The increase was primarily due to increases in both average earning assets and average yield. The increase in the yield on average earning assets in 2006 was primarily the result of a higher yield on loans. Interest expense in 2006 was $33.5 million, up $16.0 million or 91.0% compared with $17.5 million in 2005. The average cost of interest-bearing liabilities increased 124 basis points primarily due to higher interest rates paid on increased interest-bearing deposits and interest expense on the junior subordinated debentures issued by the Company in October 2005. At December 31, 2006, approximately $647.4 million or 72.8% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. At December 31, 2006, the average yield on total loans was approximately 97 basis points above the prime rate. At December 31, 2006, approximately $472.2 million in loans or 53.1% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 9.12%.

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

	Year Ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$1,059,654	$92,556	8.73%	$819,103	$73,137	8.93%	$640,703	$47,847	7.47%
Taxable securities	158,590	6,909	4.36	193,878	8,320	4.29	232,131	9,311	4.01
Tax-exempt securities	6,239	307	4.92	13,493	664	4.92	17,285	853	4.93
Other investments	4,970	275	5.53	4,570	256	5.60	5,089	208	4.09
Federal funds sold and other temporary investments	43,977	2,251	5.12	87,304	4,301	4.93	25,354	885	3.49

Total interest-earning assets	1,273,430	102,298	8.03%	1,118,348	86,678	7.75%	920,562	59,104	6.42%

Less allowance for loan losses	(12,599)			(13,031)			(11,567)

Total interest-earning assets, net of allowance for loan losses	1,260,831			1,105,317			908,995
Noninterest earning assets	97,591			85,922			54,957

Total assets	$1,358,422			$1,191,239			$963,952

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$64,252	767	1.19%	$74,151	822	1.11%	$85,579	691	0.81%
Saving and money market accounts	245,765	9,200	3.74	162,668	4,441	2.73	122,363	1,625	1.33
Time deposits	650,446	32,140	4.94	584,010	24,851	4.26	428,909	12,948	3.02

Junior subordinated debentures	36,083	2,039	5.65	36,083	2,108	5.76	8,897	514	5.76
Other borrowings	26,403	1,246	4.72	25,949	1,276	4.92	42,877	1,760	4.10

Total interest-bearing liabilities	1,022,949	45,392	4.44%	882,861	33,498	3.79%	688,625	17,538	2.55%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	204,440			192,058			176,606
Other liabilities	18,032			17,216			9,450

Total liabilities	1,245,421			1,092,135			874,681
Shareholders’ equity	113,001			99,104			89,271

Total liabilities and shareholders’ equity	$1,358,422			$1,191,239			$963,952

Net interest income		$56,906			$53,180			$41,566

Net interest spread			3.59%			3.96%			3.87%
Net interest margin			4.47%			4.76%			4.52%

(1)	Includes loans held-for-sale with an average balance of $621,000 for the year ended December 31, 2005.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2007 vs 2006			2006 vs 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$21,481	$(2,062)	$19,419	$13,323	$11,967	$25,290
Taxable securities	(1,514)	103	(1,411)	(1,534)	543	(991)
Tax-exempt securities	(357)	—	(357)	(187)	(2)	(189)
Other investments	22	(3)	19	(21)	69	48
Federal funds sold and other temporary investments	(2,134)	84	(2,050)	2,162	1,254	3,416

Total increase in interest income	17,498	(1,878)	15,620	13,743	13,831	27,574
Interest-bearing liabilities:
Interest-bearing demand deposits	(110)	55	(55)	(92)	223	131
Saving and money market accounts	2,269	2,490	4,759	535	2,281	2,816
Time deposits	2,827	4,462	7,289	4,682	7,221	11,903
Junior subordinated debentures	—	(69)	(69)	1,594	—	1,594
Other borrowings	22	(52)	(30)	(695)	211	(484)

Total increase in interest expense	5,008	6,886	11,894	6,024	9,936	15,960

Increase in net interest income	$12,490	$(8,764)	$3,726	$7,719	$3,895	$11,614

(1)	Includes loans held-for-sale with an average balance of $621,000 for the year ended December 31, 2005.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “—Financial Condition—Allowance for Loan Losses.” The 2007 provision for loan losses was $3.1 million, up approximately $2.5 million or 413.9% compared with $612,000 in 2006. Although asset quality improved with a $2.5 million or 27.3% reduction in net nonperforming assets since December 31, 2006, the provision for loan losses increased primarily as a result of the $315.4 million or 35.6% growth in total loans since December 31, 2006, and an increase in net charge offs in the fourth quarter of 2007. As of December 31, 2007, total nonperforming assets were $9.1 million compared with $12.2 million at December 31, 2006. The decrease in nonperforming assets in 2007 compared with 2006 was primarily due to the payoffs of three loan relationships totaling $6.6 million, the sale of an other real estate property of $1.9 million, and loan charge offs on two relationships totaling $1.8 million, which were partially offset by the addition of five relationships totaling $6.3 million, and various other loans totaling approximately $900,000.

The ratio of the allowance for loan losses to total loans at December 31, 2007 was 1.09% compared with 1.29% and 1.71% at December 31, 2006 and 2005, respectively. The Company strives to maintain its allowance for loan losses at calculated levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income

For the years ended December 31, 2007, 2006 and 2005, noninterest income was $8.3 million, $7.9 million, and $8.1 million, respectively, reflecting an increase of approximately $364,000 or 4.6% in 2007 compared with 2006, and a decrease of approximately $137,000 or 1.7% in 2006 compared with 2005. The increase for the year ended December 31, 2007 was primarily due to a $738,000 increase in the cash value of bank owned life insurance which was purchased in June 2007, and a $358,000 gain on sale of a branch property, partially offset by decreases in service fee income, other loan related fees, and the gain on sale of SBA loans. During 2007, SBA loans sales slowed as a result of unfavorable market prices, however, the Company intends to continue originating SBA loans and expects to hold such loans in its portfolio to the extent that it does not sell them into the secondary market. Service fees for 2007 were $5.2 million, down $443,000 compared with $5.6 million, primarily due to fewer NSF service charges. The service fees category of noninterest income includes monthly deposit account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees.

The decrease for the year ended December 31, 2006 was primarily due to a decrease in service fees, which was offset by increases in the gain on sale of SBA loans, letters of credit commission and fees, and other loan related fees. Service fees for 2006 were $5.6 million, down $975,000 compared with $6.6 million, primarily due to fewer NSF service charges, an increase in the earnings credit on commercial demand deposit accounts, and a reduction in check cashing fees. Loan-related fees for 2006 were $1.6 million, up $448,000 compared with $1.2 million in 2005 primarily due to an increase in letters of credit commissions and fees. Other noninterest income remained relatively stable with $325,000 for 2006, compared with $337,000 in 2005.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Service fees	$5,175	$5,618	$6,593
Loan related fees	1,511	1,627	1,179
Gain on securities transactions, net	2	12	—
Gain on sale of loans	277	390	—
Other noninterest income	1,323	277	289

Total noninterest income	$8,288	$7,924	$8,061

Noninterest Expense

For the years ended December 31, 2007, 2006 and 2005, noninterest expense was $42.9 million, $39.5 million, and $31.9 million, respectively, reflecting an increase of approximately $3.4 million or 8.8% in 2007 compared with 2006, and an increase of $7.6 million or 23.9% in 2006 compared with 2005. The components of noninterest expense are discussed below.

Salaries and employee benefits for the years ended December 31, 2007, 2006 and 2005 was $24.8 million, $21.7 million, and $17.6 million, respectively, reflecting an increase of $3.1 million or 14.3% in 2007 compared with 2006, and an increase of $4.1 million or 23.9% in 2006 compared with 2005. The increase in 2007 versus 2006 was primarily due to the increase in staffing at Metro United for new branches and supporting personnel, and an increase in stock-based compensation expense. The increase in 2006 versus 2005 was primarily due to the increase in personnel from both the acquisition of Metro United in the fourth quarter 2005 and new personnel hired at Metro United during 2006, severance expenses with respect to one executive officer, an increase in performance bonuses, and the recognition of stock-based compensation expense of $359,000 as a result of the Company’s adoption of SFAS No. 123R. Total full-time equivalent employees at December 31, 2007, 2006 and 2005 were 349, 350, and 315, respectively. Average total full-time equivalent employees at December 31, 2007, 2006 and 2005 were 357, 329, and 292, respectively.

Occupancy and equipment expense for the year ended December 31, 2007 was $8.2 million, up $1.2 million or 16.4% compared with $7.0 million for the same period in 2006. The increase was primarily due to the new branches and offices in California. Occupancy and equipment expense for the year ended December 31, 2006 was $7.0 million, up $1.3 million or 23.7% compared with $5.7 million for the same period in 2005. The increase was primarily due to lease and equipment expenses incurred with the Metro United acquisition, the opening of a branch in Plano, Texas, and the opening of new branches and offices in California.

Legal and professional fees for the years ended December 31, 2007, 2006 and 2005 were $1.4 million, $2.4 million, and $2.2 million, respectively. The decrease in legal and professional fees in 2007 was primarily due to efficiencies gained in Sarbanes-Oxley compliance and nonrecurrence of legal fees incurred in 2006 related to growth in California. The increase in legal and professional fees in 2006 was primarily due to legal fees incurred due to growth in California, and accounting fees as a result of Sarbanes-Oxley compliance.

Other noninterest expense for the year ended December 31, 2007 was $7.9 million, up $512,000 compared with $7.4 million for the same period in 2006, due to increases in online banking expense, telecommunications expense, and other outside services, which were partially offset by decreases in franchise taxes, the provision for unfunded loan commitments, and intangible asset amortization. Other noninterest expense for the year ended December 31, 2006 was $7.4 million, up $1.4 million compared with $6.0 million for the same period in 2005, primarily due to the impact of the Metro United acquisition, and increases in travel expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$24,846	$21,743	$17,555
Occupancy and equipment	8,157	7,007	5,663
Core deposit intangible amortization	347	495	132
Foreclosed assets, net	278	461	312
Legal and professional fees	1,443	2,409	2,171
Other noninterest expense	7,864	7,352	6,019

Total noninterest expenses	$42,935	$39,467	$31,852

The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense by net interest income plus noninterest income. The Company’s efficiency ratio for 2007 was 65.86%, up from the 2006 efficiency ratio of 64.60%. The Company’s efficiency ratio for 2006 was 64.60%, up from the 2005 efficiency ratio of 64.18%. The increase for both 2007 and 2006 was primarily due to the increase in noninterest expense.

Income Taxes

Income taxes, for the year ended December 31, 2007 include the federal income tax and California state tax at the statutory rate plus the Texas Margin tax. Income taxes, for the years ended December 31, 2006 and 2005 include the federal income tax and California state tax at the statutory rate plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. The Texas Margin tax is based on consolidated gross revenue from all sources, excluding interest and dividends from U.S. obligations, reduced by interest expense, certain personnel costs or an amount equal to 30% of gross income, whichever is greater. Margin tax income is apportioned to Texas based on the source of gross income and is taxed at a rate of 1%.

Taxable income for the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income on federal securities.

Income tax expense for 2007 was $6.9 million, a decrease of $582,000 or 7.7% compared with income tax of $7.5 million in 2006. Income tax expense for 2006 was $7.5 million, an increase of $2.4 million or 48.7% compared with income tax of $5.1 million in 2005. The effective income tax rates in 2007, 2006 and 2005 were 36.3%, 35.8%, and 31.9%, respectively. The increase in the effective income tax rate in 2007 as compared to 2006 was the result of the effect of the Texas margin tax, which replaced the Texas franchise tax, and an increase in Metro United’s provision for loan losses, which is non-deductible for California state income taxes. The increase was partially offset by the increase in the cash value of bank owned life insurance, which is non-taxable. The increase in the effective income tax rate in 2006 as compared to 2005 was a result of California state income taxes assessed to Metro United.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “—Financial Condition—Interest Rate Sensitivity and Market Risk.”

Business Segment Results

The Company manages its operations and prepares management reports with a primary focus on two geographical areas. Operating segment information is presented in Note 20—“Operating Segment Information” of the Notes to Consolidated Financial Statements.

Financial Condition

Loan Portfolio

Total loans were $1.20 billion at December 31, 2007, up $315.4 million, or 35.6% from $886.6 million at December 31, 2006. The increase in 2007 represented growth of $91.0 million in commercial and industrial loans, $172.6 million in real estate mortgage loans, and $53.1 million in real estate construction loans. Total loans were $886.6 million at December 31, 2006, up $115.1 million, or 14.9% from $771.5 million at December 31, 2005. The increase in 2006 represented growth of $35.2 million in commercial and industrial loans, $53.0 million in real estate mortgage loans, and $29.7 million in real estate construction loans.

Consistent with the Company’s strategy of loan and deposit growth, as well as using deposits to fund loan activity, the ratio of total loans to total deposits and to total assets increased as indicated by the following ratios. For the years ended December 31, 2007, 2006, and 2005, the ratio of total loans to total deposits was 100.9%, 82.0%, and 80.2%, respectively. For the same periods, total loans represented 82.3%, 69.9%, and 68.4% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,
	2007		2006		2005		2004(1)		2003(1)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$458,117	38.01%	$367,072	41.25%	$331,869	42.84%	$345,570	57.88%	$332,480	59.36%
Real estate mortgage
Residential	5,306	0.44	4,847	0.55	7,739	1.00	11,199	1.87	14,315	2.56
Commercial	596,618	49.50	424,431	47.70	368,508	47.57	188,121	31.51	178,290	31.83

	601,924	49.94	429,278	48.25	376,247	48.57	199,320	33.38	192,605	34.39

Real estate construction
Residential	58,971	4.89	27,781	3.13	12,095	1.56	9,761	1.64	12,652	2.26
Commercial	80,208	6.65	58,311	6.55	44,315	5.72	32,868	5.50	11,906	2.12

	139,179	11.54	86,092	9.68	56,410	7.28	42,629	7.14	24,558	4.38

Consumer and other	6,132	0.51	7,332	0.82	10,172	1.31	9,556	1.60	10,447	1.87

Gross loans	1,205,352	100.00%	889,774	100.00%	774,698	100.00%	597,075	100.00%	560,090	100.00%

Less: unearned discounts, interest and deferred fees	(3,441)		(3,218)		(3,225)		(2,539)		(2,954)

Total loans	$1,201,911		$886,556		$771,473		$594,536		$557,136

(1)	Includes loans held-for-sale of $1.9 million and $6.0 million at December 31, 2004 and 2003, respectively.

Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

Commercial and Industrial Loans. The primary lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad array of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which houses their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2007, approximately $311.6 million or 68.0% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2007, the Company’s commercial and industrial loan portfolio was $458.1 million or 38.0% of the gross loan portfolio.

Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2007, the Company had a commercial mortgage portfolio of $596.6 million or 49.5% of the gross loan portfolio, which were comprised of $357.2 million in loans from MetroBank and $239.4 million in loans from Metro United. The Company had no subprime commercial mortgage loans at December 31, 2007.

Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans in Texas are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2007, the Company had a real estate construction portfolio of $139.2 million or 11.5% of the gross loan portfolio, of which $59.0 million was residential and $80.2 million was commercial. Of the residential construction loans $37.4 million and $21.6 million were from MetroBank and Metro United, respectively. The commercial construction loans were comprised of $68.3 million from MetroBank and $11.9 million from Metro United.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2007, MetroBank had $44.9 million in the retained portion of SBA loans, approximately $20.9 million of which was guaranteed by the SBA. These loans are included in most all types of loans including commercial and industrial, real estate mortgage, and real estate construction.

Trade Finance. Since its inception in 1987, the Company, through its subsidiary MetroBank, has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2007, the Company’s aggregate trade finance portfolio commitments were $28.1 million.

Residential Mortgage Brokerage and Lending. The Company, through its subsidiary MetroBank, uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2007 was $11.2 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also originates five to seven year balloon residential mortgage loans with a 15-year amortization primarily collateralized by non-owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2007, the Company’s residential mortgage portfolio was $5.3 million, which was comprised of loans from MetroBank. The Company had no subprime residential mortgage loans at December 31, 2007.

Consumer Loans. The Company, through its subsidiary MetroBank, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. The Company selectively extends credit for the purpose of establishing long-term relationships with its customers. The Company mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Company looks to tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Company is engaged and that require all lenders to obtain appropriate approvals for the extension of credit. The Company also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely makes loans at their respective legal lending limit. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $5 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee, or the Director’s Credit Committee based on the size of the loan relationship. Loans originated by Metro United are approved by the Director’s Credit Committee regardless the size of the loan relationship. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as of the dates indicated:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
Construction	$64,443	$48,220	$31,754
Convenience stores/gasoline stations	34,618	31,884	36,135
Health/education/social assistance	55,096	44,193	42,159
Hotels/motels	126,118	94,594	82,420
Nonresidential building for rent/lease	450,586	279,675	254,954
Other related to real estate	78,864	44,216	19,797
Restaurants	69,709	71,866	56,506
Wholesale trade	90,780	76,970	59,394
All other	235,138	198,156	191,579

Gross loans	$1,205,352	$889,774	$774,698

The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2007 are summarized in the following table:

	As of December 31, 2007
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$147,124	$207,257	$103,736	$458,117
Real estate mortgage:
Residential	1,879	2,835	592	5,306
Commercial	99,008	281,716	215,894	596,618
Real estate construction:
Residential	52,539	6,013	419	58,971
Commercial	25,879	27,182	27,147	80,208
Consumer and other	1,087	3,291	1,754	6,132

Total	$327,516	$528,294	$349,542	$1,205,352

Loans with a predetermined interest rate	$37,608	$192,361	$152,534	$382,503
Loans with a floating interest rate	289,908	335,933	197,008	822,849

Total	$327,516	$528,294	$349,542	$1,205,352

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets

The Company has certain lending procedures in place that are designed to maximize loan income within an acceptable level of risk. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors of each bank, and separate policy, administrative and approval oversight by the Directors’ Loan Committee of MetroBank, and by the Directors’ Credit Committee of Metro United. Additionally, the loan portfolio of MetroBank is reviewed by its internal loan review department and the loan portfolio of Metro United is reviewed by an external independent loan review company.

The loan review process of both banks involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the chief credit officer.

MetroBank’s loan review department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Metro United’s loan review process is performed at least annually by an external independent loan review company. Findings of each respective examination are reported to the Director’s Credit Committee of each bank. It is the responsibilities of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

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

In addition to the Company’s loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates MetroBank, while the FDIC and DFI periodically examine and evaluate Metro United. Based upon such examinations, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

2007 versus 2006. Total nonperforming assets at December 31, 2007 were $9.1 million, a decrease of $3.1 million compared with $12.2 million at December 31, 2006. The decrease in nonperforming assets in 2007 compared with 2006 was primarily due to the payoffs of three loan relationships totaling $6.6 million, the sale of an other real estate property of $1.9 million, and loan charge offs on two relationships totaling $1.8 million, partially offset by the addition of five relationships totaling $6.3 million and various other loans totaling approximately $900,000. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $557,000 and $853,000 would have been recorded on these loans during the years ended December 31, 2007 and 2006, respectively.

2006 versus 2005. Total nonperforming assets at December 31, 2006 and 2005 were $12.2 million and $19.5 million, respectively, a decrease of $7.3 million. The decrease in nonperforming assets in 2006 compared with 2005 was primarily due to the payoff of a hospitality loan, and charge-offs related to two commercial loans. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $853,000 and $1.7 million would have been recorded on these loans during the years ended December 31, 2006 and 2005, respectively.

The amount of interest income recognized on nonperforming loans for the years ended December 31, 2007 and 2006, was $85,000 and $292,000, respectively. Nonaccrual loans at December 31, 2007 and 2006 were $6.3 million and $9.4 million, respectively, a decrease of $3.1 million. Other real estate at December 31, 2007 and 2006 was $1.5 million and $2.7 million, a decrease of $1.2 million.

Included in total nonperforming assets are the portions guaranteed by the SBA, Overseas Chinese Community Guaranty Fund (“OCCGF”) and Ex-Im Bank, which totaled $2.3 million and $2.9 million at December 31, 2007 and 2006, respectively. Nonperforming assets, net of their guaranteed portions, were $6.8 million and $9.3 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 0.56% and 1.05% at December 31, 2007 and 2006, respectively. The ratios for net nonperforming assets to total assets were 0.46% and 0.74%, for the same periods, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$6,336	$9,414	$15,606	$16,504	$25,442
Accruing loans 90 days or more past due	1,284	29	32	181	264
Other real estate (“ORE”)	1,474	2,747	3,866	1,566	2,585

Total nonperforming assets	9,094	12,190	19,504	18,251	28,291
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(2,309)	(2,857)	(2,210)	(3,032)	(3,323)

Net nonperforming assets	$6,785	$9,333	$17,294	$15,219	$24,968

Total nonperforming assets to total loans and ORE	0.76%	1.37%	2.52%	3.06%	5.05%
Total nonperforming assets to total assets	0.62	0.96	1.73	2.00	3.26
Net nonperforming assets to total loans and ORE	0.56	1.05	2.23	2.55	4.46
Net nonperforming assets to total assets	0.46	0.74	1.53	1.66	2.88

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

Management of both banks review and approve their respective allowance for loan losses and the reserve for unfunded lending commitments monthly and perform a comprehensive analysis quarterly. The allowance for credit losses is also subject to federal banking regulations. The Company’s primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

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

The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average total loans outstanding	$1,059,654	$819,103	$640,703	$565,920	$551,287

Total loans outstanding at end of period	$1,201,911	$886,556	$771,473	$594,536	$557,136

Allowance for loan losses at beginning of period	$11,436	$13,169	$10,501	$10,308	$10,029
Provision for loan losses	3,145	612	1,936	1,343	5,671
Allowance acquired through acquisition	—	—	2,307	—	—
Charge-offs:
Commercial and industrial	(2,044)	(3,737)	(2,146)	(2,660)	(5,173)
Real estate—mortgage	(611)	(21)	—	—	(755)
Real estate—construction	—	(39)	(5)	—	—
Consumer and other	(66)	(202)	(274)	(175)	(193)

Total charge-offs	(2,721)	(3,999)	(2,425)	(2,835)	(6,121)

Recoveries:
Commercial and industrial	646	680	804	1,509	593
Real estate—mortgage	573	874	6	104	100
Consumer and other	46	100	40	72	36

Total recoveries	1,265	1,654	850	1,685	729
Net charge-offs	(1,456)	(2,345)	(1,575)	(1,150)	(5,392)

Allowance for loan losses at end of period	13,125	11,436	13,169	10,501	10,308

Reserve for unfunded lending commitments at beginning of period	793	546	362	140	121
Provision for unfunded lending commitments	23	247	174	222	19
Reserve acquired through acquisition	—	—	10	—	—

Reserve for unfunded lending commitments at end of period	816	793	546	362	140

Allowance for credit losses	$13,941	$12,229	$13,715	$10,863	$10,448

Ratio of allowance for loan losses to end of period total loans	1.09%	1.29%	1.71%	1.77%	1.85%
Ratio of net charge-offs to average total loans	0.14	0.29	0.25	0.20	0.98
Ratio of allowance for loan losses to end of period total nonperforming loans	172.24	121.11	84.21	62.94	40.10

For the years ended December 31, 2007, 2006, and 2005, net charge-offs were $1.5 million, $2.3 million, and $1.6 million, respectively. The significant charge-offs for 2007 primarily consisted of $1.2 million in loans to a commercial contractor, and a $610,000 real estate mortgage loan.

The significant charge-offs for 2006 primarily consisted of $1.8 million in loans to a wholesale food distribution business, $1.1 million in loans to a shrimp processing business, and the partial write-down of $525,000 on loans related to an office building.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$5,584	38.01%	$4,210	41.25%	$5,349	42.84%	$6,119	57.88%	$6,281	59.36%
Real estate—mortgage	5,416	49.94	4,745	48.25	6,361	48.57	2,669	33.38	2,460	34.39
Real estate—construction	2,007	11.54	666	9.68	665	7.28	615	7.14	267	4.38
Consumer and other	79	0.51	110	0.82	114	1.31	79	1.60	101	1.87
Unallocated	39	—	1,705	—	680	—	1,019	—	1,199	—

Total allowance for loan losses	$13,125	100.00%	$11,436	100.00%	$13,169	100.00%	$10,501	100.00%	$10,308	100.00%

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

The fair value of securities was $137.7 million at December 31, 2007, a decrease of $43.8 million or 24.1% compared with $181.5 million at December 31, 2006. The fair value of securities was $181.5 million at December 31, 2006, a decrease of $45.0 million or 19.8% compared with $226.5 million at December 31, 2005. The decrease in 2007 and 2006 was a result of normal runoff on the portfolio consisting primarily of paydowns on mortgage-backed securities and collateralized mortgage obligations, which was partially offset by a gain in the fair value of securities. At December 31, 2007, investment securities with a fair value of $46.4 million were pledged to secure public deposits, Federal Reserve advances, repurchase obligations, and for other purposes required or permitted by law.

Excluding holdings of the securities from the U.S. government and its agencies, the Company had an investment with one issuer in an amount greater than 10% of the Company’s shareholders’ equity at December 31, 2007. The investment, an open-end ARM Fund, which is managed by Shay Assets Management, Inc. was recorded with a fair value of $13.7 million and $13.8 million at December 31, 2007 and 2006 respectively, and an amortized cost of $14.2 million at December 31, 2007 and 2006.

Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that any declines in the fair value of individual securities are related to movements in interest rates and not due to the credit quality of the securities. Based upon the credit quality of the securities and the Company’s intent and ability to hold the securities until their recovery, management believes that none of the unrealized losses on securities detailed in the tables below should be considered other than temporary.

The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown, and other investments at cost. The Company had no securities classified as trading or held-to-maturity at December 31, 2007 and 2006. The Company had no securities that held subprime mortgages as collateral at December 31, 2007 and 2006.

	As of December 31, 2007				As of December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$24	$2	$(1)	$25	$28	$1	$—	$29
U.S. Government sponsored enterprises	20,473	10	(10)	20,473	36,906	—	(510)	36,396
Obligations of state and political subdivisions	5,936	162	(7)	6,091	7,425	157	—	7,582
Mortgage-backed securities and collateralized mortgage obligations	92,673	173	(1,123)	91,723	121,196	62	(3,060)	118,198
Other debt securities	33	—	—	33	143	1	(1)	143
Investment in ARM and CRA funds	19,858	39	(493)	19,404	19,658	—	(462)	19,196

Total available for sale securities	$138,997	$386	$(1,634)	$137,749	$185,356	$221	$(4,033)	$181,544

Other investments
FHLB/Federal Reserve Bank Stock	$5,803	$—	$—	$5,803	$3,848	$—	$—	$3,848
Investment in subsidiary trust	1,083	—	—	1,083	1,083	—	—	1,083

Total other investments	$6,886	$—	$—	$6,886	$4,931	$—	$—	$4,931

	As of December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$32	$—	$—	$32
U.S. Government sponsored enterprises	36,869	—	(526)	36,343
Obligations of state and political subdivisions	17,162	551	—	17,713
Mortgage-backed securities and collateralized mortgage obligations	162,294	112	(3,974)	158,432
Other debt securities	292	3	—	295
Investment in ARM and CRA funds	19,419	17	(412)	19,024

Total available for sale securities	$236,068	$683	$(4,912)	$231,839

Other investments
FHLB/Federal Reserve Bank Stock	3,178	—	—	3,178
Investment in subsidiary trust	1,083	—	—	1,083

Total other investments	$4,261	$—	$—	$4,261

The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields as of December 31, 2007. No tax-equivalent adjustments were made.

	As of December 31, 2007
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		Non-maturing or After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agencies	$—	—	$14	8.91%	$10	6.42%	$—	—	$24	7.87%
U.S. Government sponsored enterprises	11,487	4.22%	8,986	4.42	—	—	—	—	20,473	4.31
Obligations of state and political subdivisions	—	—	309	5.17	2,623	4.74	3,004	4.93%	5,936	4.86
Mortgage-backed securities and collateralized mortgage obligations	174	5.05	11,689	4.25	32,674	4.24	48,136	4.14	92,673	4.19
Other debt securities	—	—	33	5.86	—	—	—	—	33	5.86
Investment in ARM and CRA funds	—	—	—	—	—	—	19,858	4.88	19,858	4.88
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	5,803	4.11	5,803	4.11
Investment in subsidiary trust	—	—	—	—	—	—	1,083	5.63	1,083	5.63

Total securities	$11,661	4.23%	$21,031	4.34%	$35,307	4.28%	$77,884	4.30%	$145,883	4.30%

The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by U.S. Government agencies such as Ginnie Mae and U.S. Government sponsored enterprises such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are insured or guaranteed by the issuing agencies.

As of December 31, 2007, 2006 and 2005, 51.9%, 63.3%, and 69.7%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government sponsored enterprise debt securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. As prepayments increase, the average life of the security shortens and the premium paid must be amortized over a shorter period. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as the discount is accreted over a shorter average life. As interest rates rise, the opposite will generally be true. During a period of rising interest rates, fixed rate mortgage-backed securities tend to experience smaller prepayments of principal and consequently, the average life of this security will be longer. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2007, approximately $25.4 million or 27.4% of the Company’s mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Included in the Company’s mortgage-backed securities at December 31, 2007, 2006 and 2005, were $38.1 million, $48.1 million, and $67.7 million, respectively, in agency-issued collateralized mortgage obligations (“CMOs”). CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae, Fannie Mae, Freddie Mac carry the protection against loss of the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches enough credit protection to be given investment grade credit ratings by the rating agencies. Private-label CMOs constitute less than 0.1% of total investment securities at December 31, 2007, 2006, and 2005.

Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in—“Junior Subordinated Debentures.”

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2007, 54.2% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 28.3% were interest-bearing savings, NOW, and money market accounts and 17.6% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2007 were $1.19 billion compared with $1.08 billion at December 31, 2006, an increase of $109.4 million or 10.1%. Total deposits at December 31, 2006 were $1.08 billion compared with $961.8 million at December 31, 2005, an increase of $119.9 million or 12.5%.

Average noninterest-bearing demand deposits for the year ended December 31, 2007 were $204.4 million, an increase of $12.3 million or 6.4%, compared with $192.1 million for the same period in 2006. Average noninterest-bearing demand deposits for the year ended December 31, 2006 were $192.1 million, an increase of $15.5 million or 8.8%, compared with $176.6 million for the same period in 2005.

Average interest-bearing deposits for the year ended December 31, 2007 were $960.5 million, an increase of $139.7 million or 17.0%, compared with $820.8 million for the same period in 2006. Average interest-bearing deposits for the year ended December 31, 2006 were $820.8 million, an increase of $183.9 million or 28.9%, compared with $636.9 million for the same period in 2005.

Average total deposits for the year ended December 31, 2007 were $1.16 billion, an increase of $152.0 million or 15.0%, compared with $1.01 billion for the same period in 2006. Average total deposits for the year ended December 31, 2006 were $1.01 billion, an increase of $199.4 million or 24.5%, compared with $813.5 million for the same period in 2005.

The increase in deposits during 2007 was the result of new relationships cultivated and deposit campaigns. The increase in deposits during 2006 was the result of continued “relationship banking” initiatives that focused more attention on integrating retail banking with commercial lending through cross-selling efforts to loan customers.

As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits from government municipalities and utility districts. These time deposits typically renew at maturity and have provided a stable source of funds. The Company believes that based on its historical experience its large time deposits have core-type characteristics. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market.

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2007, 2006 and 2005 are presented below:

	Years Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing deposits:
NOW checking	$64,252	1.19%	$74,151	1.11%	$85,579	0.81%
Savings and money market deposits	245,765	3.74	162,668	2.73	122,363	1.33
Time deposits less than $100,000	234,710	4.75	241,212	4.01	198,189	2.82
Time deposits $100,000 and over	415,736	5.05	342,798	4.43	230,720	3.19

Total interest-bearing deposits	960,463	4.38	820,829	3.67	636,851	2.40
Noninterest-bearing deposits	204,440	—	192,058	—	176,606	—

Total deposits	$1,164,903	3.61%	$1,012,887	2.97%	$813,457	1.88%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2007:

December 31, 2007
(Dollars in thousands)
Three months or less	$152,008
Over three through six months	118,143
Over six through 12 months	108,765
Over 12 months	42,989

Total	$421,905

The Company had $4.9 million and $5.1 million of brokered deposits for the years ended December 31, 2007 and 2006, respectively.

Junior Subordinated Debentures

As of December 31, 2007 and 2006, the Company had $36.1 million outstanding in junior subordinated debentures issued to its unconsolidated subsidiary trust, MCBI Statutory Trust I. The debentures were issued to fund the Company’s acquisition of Metro United.

The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital and common securities of the Trust will be paid at the same rate that interest is paid on the debentures. The ability of the Trust to pay amounts due on the on the capital securities and common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and common securities will also be deferred.

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

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings primarily include $39.0 million of advances from the Federal Home Loan Bank (“FHLB”) of Dallas, $35.0 million from the FHLB of San Francisco and $25.0 million in security repurchase agreements. The advances from the FHLB of Dallas bear interest at an average rate of 4.33% per annum and had fourteen day terms. The advances matured in January 2008, and were renewed with similar terms. The advances from the FHLB of San Francisco have maturities ranging from overnight to 30 days. Any maturities since December 31, 2007 have been renewed with similar terms. The advances bear an average rate of 3.78%. The security repurchase agreements bear an average rate of 2.87% and mature in December 2014. The securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

The unused borrowing capacity from the FHLB’s was $311.8 million and $379.3 million at December 31, 2007 and 2006, respectively. Additionally, at December 31, 2007 and 2006, unused borrowing capacity from the Federal Reserve Bank discount window was $9.7 million and $7.7 million, respectively. The Company had pledged securities with a carrying value of $10.0 million and $7.9 million at December 31, 2007 and 2006, respectively to secure the discount window borrowing capacity. The Company also had unused, unsecured lines of credit with correspondent banks of $20.5 million at December 31, 2007 and $10.5 million at December 31, 2006.

The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of and for the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Federal funds purchased:
On December 31,	$—	$—	$—
average during the year	—	—	11
maximum month end balance during the year	—	—	—

FHLB notes and advances:
On December 31,	$74,000	$25,000	$25,000
average during the year	25,516	25,247	42,138
maximum month end balance during the year	74,000	25,000	72,500
Interest rate at end of period	4.07%	4.99%	4.99%
Interest rate during period	4.89	5.05	4.23

Security repurchase agreements:
On December 31,	$25,000	$—	$—
average during the year	68	—	—
maximum month end balance during the year	25,000	—	—
Interest rate at end of period	2.87%	—	—
Interest rate during period	2.94	—	—

Federal Reserve TT&L:
On December 31,	$796	$1,316	$1,054
average during the year	819	702	728
maximum month end balance during the year	1,067	1,316	1,054

Contractual Obligations

The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2007:

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$578,190	$54,886	$12,041	$93	$645,210
Federal Reserve TT&L	796	—	—	—	796
FHLB advances	74,000	—	—	—	74,000
Security repurchase agreements	—	—	—	25,000	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, junior subordinated debentures and borrowings(1)	16,970	9,205	4,935	34,524	65,634

Total borrowing obligations	$669,956	$64,091	$16,976	$95,700	$846,723
Operating lease obligations	2,071	4,155	2,050	1,478	9,754

Total contractual obligations	$672,027	$68,246	$19,026	$97,178	$856,477

(1)	Assumes that the LIBOR rates in effect as of January 30, 2008 will remain constant over the term of the borrowings.

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

Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of declining interest rates, a positive GAP would tend to adversely affect net interest income, while a negative GAP would tend to result in an increase in net interest income. During 2007, in an effort to reduce its asset sensitivity in the event of a declining rate environment, the Company moved to preserve net income by placing a greater emphasis on core deposit growth and fixed rate lending.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2007:

	Volumes Subject to Repricing
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	5-10 Years	Greater Than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities(1)	$15,425	$16,062	$32,626	$44,167	$26,414	$7,495	$1,363	$143,552
Gross loans	567,669	181,121	97,260	136,784	106,378	109,793	6,347	1,205,352
Federal funds sold and other short-term investments	17,381	—	—	—	—	—	—	17,381

Total interest-bearing assets	600,475	197,183	129,886	180,951	132,792	117,288	7,710	1,366,285

Interest-bearing liabilities:
Demand, money market and savings deposits	336,610	—	—	—	—	—	—	336,610
Time deposits	83,327	319,320	175,543	54,886	12,041	93	—	645,210
Other borrowings	74,796	—	—	—	—	—	—	74,796
Security repurchase agreements	—	—	10,000	15,000	—	—	—	25,000
Junior subordinated debentures	—	—	—	36,083	—	—	—	36,083

Total interest-bearing liabilities	494,733	319,320	185,543	105,969	12,041	93	—	1,117,699

Period GAP	$105,742	$(122,137)	$(55,657)	$74,982	$120,751	$117,195	$7,710	$248,586

Cumulative GAP	$105,742	$(16,395)	$(72,052)	$2,930	$123,681	$240,876	$248,586

Period GAP to total assets	7.24%	(8.37)%	(3.81)%	5.14%	8.27%	8.03%	0.53%
Cumulative GAP to total assets	7.24%	(1.12)%	(4.94)%	0.20%	8.47%	16.50%	17.03%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	121.37%	97.99%	92.79%	100.27%	111.07%	121.56%	122.25%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

Presented below, as of December 31, 2007, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for an instantaneous parallel shift of 100 to 200 basis points in interest rates over the next 12 months:

	Net Interest Income Volatility(1)	Economic Value of Equity (EVE) Volatility(2)
Change in Interest Rates
+200 bp	10.50%	(20.52)%
+100 bp	4.54	(10.34)
–100 bp	(2.92)	9.59
–200 bp	(3.20)	18.35

(1)	Net interest income volatility is measured as the percentage change in net interest income in the various rate scenarios from the net interest income in a stable interest rate environment.
(2)	EVE volatility is measured as the percentage change in the EVE in the various interest rate scenarios from the EVE in a stable interest rate environment.

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

The prime rate in effect for December 31, 2007 and 2006 was 7.25% and 8.25% respectively. The Federal Open Markets Committee lowered interest rates a combined 100 basis points at the last three Federal Open Markets Committee meetings in 2007.

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

The Company’s liquidity needs are met primarily from deposits and advances from both the FHLB of Dallas and the FHLB of San Francisco, supplemented by cash flows from investment securities and loans, other borrowings, security repurchase agreements and earnings through operating activities. Deposit growth can be realized through the existing branch network or purchased from institutional or wholesale funding sources. Although access to purchased funds from brokers has been utilized on occasion to take advantage of opportunities, the Company does not generally rely on these external funding sources. The main uses of funds are for withdrawal of deposits, loan originations, purchase of investment securities and payment of operating expenses.

Management believes the Company has sufficient liquidity or ready access to liquidity to fund all realistic obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank discount window, the FHLB and other correspondent banks ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances and security repurchase agreements as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by blanket liens that include one-to-four-family mortgage loans, multi-family mortgage loans, home equity, commercial construction real estate and other commercial real estate loans as noted on MetroBank’s and Metro United’s most current Call Report Data filed with the FDIC which is updated quarterly. After the blanket lien collateral is exhausted the Company’s unpledged investment securities held in safekeeping at the FHLB would be also be available to secure additional borrowings. At December 31, 2007, the Company had unused borrowing capacity of $311.8 million from the FHLB, $9.7 million from the Federal Reserve Bank discount window, and $20.5 million from other correspondent banks.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2007 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$84,354	$108,137	$29,871	$93,008	$315,370
Standby letters of credit	9,290	—	—	—	9,290
Commercial letters of credit	12,853	—	—	—	12,853
Operating leases	2,071	4,155	2,050	1,478	9,754

Total financial instruments with off-balance sheet risk	$108,568	$112,292	$31,921	$94,486	$347,267

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

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

Shareholders’ equity at December 31, 2007 was $117.4 million, an increase of $11.5 million or 10.8% compared with shareholders’ equity of $105.9 million at December 31, 2006. This increase was primarily the result of net income of $12.2 million and the re-issuance of treasury stock, partially offset by repurchases of common stock and the payment of dividends.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2007 to the minimum and well capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At December 31, 2007
The Company
Leverage ratio	4.00	%(1)	N/A	9.50%
Tier 1 risk-based capital ratio	4.00		N/A	9.20
Total risk-based capital ratio	8.00		N/A	10.44

MetroBank
Leverage ratio	4.00	%(2)	5.00%	9.30%
Tier 1 risk-based capital ratio	4.00		6.00	9.40
Total risk-based capital ratio	8.00		10.00	10.42

Metro United
Leverage ratio	4.00	%(3)	5.00%	9.99%
Tier 1 risk-based capital ratio	4.00		6.00	8.43
Total risk-based capital ratio	8.00		10.00	9.41

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

As of December 31, 2007, $31.8 million in capital securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $3.2 million were included in Tier 2 capital. As of December 31, 2006, $28.4 million in capital securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $7.7 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The Company has adopted the new quantitative limits for Tier 1 capital calculation.

MCBI Statutory Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated capital securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the capital securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The statement will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement No. 160 is effective for the Company beginning January 1, 2009. The adoption of Statement No. 160 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which replaces FASB Statement No. 141, “Business Combinations”, and retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, the Statement is intended to improve the comparability of the information about business combinations provided in financial reports. Statement No. 141(R) is effective for the Company beginning January 1, 2009. The adoption of Statement No. 141(R) is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by Statement No. 157, “Fair Value Measurements” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 was effective for the Company beginning January 1, 2008. Adoption of this standard on January 1, 2008 will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 was effective for the Company beginning January 1, 2008. Adoption of this standard on January 1, 2008 will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

Reference is made to the financial statements, the reports thereon, the notes thereto commencing at page 62 of this Annual Report on Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2007 and 2006 (in thousands, except per share data):

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$26,334	$26,686	$25,672	$23,606	$23,321	$22,575	$21,243	$19,539
Interest expense	11,940	12,027	11,455	9,970	9,721	8,957	8,034	6,786

Net interest income	14,394	14,659	14,217	13,636	13,600	13,618	13,209	12,753
Provision for loan losses	1,372	1,168	468	137	52	114	188	258

Net interest income after provision for loan losses	13,022	13,491	13,749	13,499	13,548	13,504	13,021	12,495
Noninterest income	2,425	2,198	1,999	1,666	2,165	1,894	1,954	1,911
Noninterest expense	11,094	10,730	10,886	10,225	10,482	9,820	9,654	9,511

Income before income taxes	4,353	4,959	4,862	4,940	5,231	5,578	5,321	4,895
Provision for income taxes	1,549	1,751	1,789	1,850	1,896	2,032	1,929	1,664

Net income	$2,804	$3,208	$3,073	$3,090	$3,335	$3,546	$3,392	$3,231

Earnings per share:
Basic	$0.26	$0.29	$0.28	$0.28	$0.30	$0.32	$0.31	$0.30
Diluted	$0.26	$0.29	$0.28	$0.28	$0.30	$0.32	$0.31	$0.29
Weighted average shares outstanding:
Basic	10,865	10,962	10,962	10,953	10,938	10,924	10,895	10,868
Diluted	10,961	11,132	11,171	11,163	11,173	11,153	11,097	11,030
Dividends per common share	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting principles or practices or financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2007, management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in the “Internal Control—Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board—Audit Committee”, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 pursuant to Regulation 14A under the Exchange Act (the “2008 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding pursuant to two equity compensation plans, which were approved by the Company’s shareholders. The following table provides information as of December 31, 2007 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	922,575	$14.85	323,735
Equity compensation plans not approved by security holders	—	—	—

Total	922,575	$14.85	323,735

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing on page 62 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee.

Exhibit Number(1)	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report of Form 8-K filed on November 19, 2007).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10.1	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.2†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.3	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit Number(1)	Description
10.4†	Employment Agreement between the Company and George M. Lee dated as of January 26, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007).

10.5†	MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (Registration No. 333-143502) (the “S-8 Registration Statement”)).

10.6†	Form of Incentive Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the S-8 Registration Statement).

10.7†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.8†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.9†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.10†	Employment Agreement between the Company and Mitchell W. Kitayama dated as of July 15, 2005 (incorporated herein by to the Company’s Current Report on Form 8-K filed on July 21, 2006).

10.11†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006).

10.12†	Letter Agreement between MetroBank, N.A. and David Tai dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13†	Letter Agreement between MetroBank, N.A. and David Choi dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14†	Letter Agreement between MetroBank, N.A. and Terry Tangen dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

11	Computation of Earnings Per Common Share, included as Note (16) to the Consolidated Financial Statements of this Form 10-K.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(b)	Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.
(c)	Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston.

METROCORP BANCSHARES, INC. (Registrant)

Date: March 12, 2008	By:	/s/ GEORGE M. LEE
George M. Lee Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date
/s/ DON J. WANG Don J. Wang	Chairman of the Board	March 12, 2008

/s/ GEORGE M. LEE George M. Lee	Chief Executive Officer (principal executive officer)	March 12, 2008

/s/ DAVID TAI David Tai	Director	March 12, 2008

/s/ DAVID C. CHOI David C. Choi	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2008

/s/ KRISHNAN BALASUBRAMANIAN Krishnan Balasubramanian	Director	March 12, 2008

/s/ HELEN F. CHEN Helen F. Chen	Director	March 12, 2008

/s/ MAY P. CHU May P. Chu	Director	March 12, 2008

/s/ SHIRLEY L. CLAYTON Shirley L. Clayton	Director	March 12, 2008

/s/ ROBERT W. HSUEH Robert W. Hsueh	Director	March 12, 2008

/s/ JOHN LEE John Lee	Director	March 12, 2008

/s/ EDWARD A. MONTO Edward A. Monto	Director	March 12, 2008

/s/ CHARLES L. ROFF Charles L. Roff	Director	March 12, 2008

/s/ JOE TING Joe Ting	Director	March 12, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MetroCorp Bancshares, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

/s/    PricewaterhouseCoopers LLP

Houston, Texas

March 12, 2008

METROCORP BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$28,889	$25,709
Federal funds sold and other short-term investments	17,381	125,649

Total cash and cash equivalents	46,270	151,358
Securities available-for-sale, at fair value	137,749	181,544
Other investments	6,886	4,931
Loans, net of allowance for loan losses of $13,125 and $11,436, respectively	1,188,786	875,120
Accrued interest receivable	6,462	5,841
Premises and equipment, net	8,795	7,585
Goodwill	21,827	21,827
Core deposit intangibles	756	1,103
Deferred tax asset	7,232	7,162
Customers’ liability on acceptances	5,967	7,693
Foreclosed assets, net	1,474	2,747
Cash value of bank owned life insurance	25,737	—
Other assets	1,765	1,523

Total assets	$1,459,706	$1,268,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$209,223	$208,750
Interest-bearing	981,820	872,914

Total deposits	1,191,043	1,081,664
Junior subordinated debentures	36,083	36,083
Other borrowings	99,796	26,316
Accrued interest payable	1,727	1,822
Acceptances outstanding	5,967	7,693
Other liabilities	7,680	8,908

Total liabilities	1,342,296	1,162,486

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,825,837 shares and 10,946,135 shares outstanding at December 31, 2007 and 2006, respectively	10,995	10,995
Additional paid-in-capital	27,386	25,974
Retained earnings	82,211	71,783
Accumulated other comprehensive loss	(786)	(2,421)
Treasury stock, at cost, 169,128 and 48,831 shares at December 31, 2007 and 2006, respectively	(2,396)	(383)

Total shareholders’ equity	117,410	105,948

Total liabilities and shareholders’ equity	$1,459,706	$1,268,434

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Interest income:
Loans	$92,556	$73,137	$47,847
Securities:
Taxable	6,909	8,320	9,311
Tax-exempt	307	664	853
Other investments	275	256	208
Federal funds sold and other short-term investments	2,251	4,301	885

Total interest income	102,298	86,678	59,104

Interest expense:
Time deposits	32,140	24,851	12,948
Demand and savings deposits	9,967	5,263	2,316
Junior subordinated debentures	2,039	2,108	514
Other borrowings	1,246	1,276	1,760

Total interest expense	45,392	33,498	17,538

Net interest income	56,906	53,180	41,566
Provision for loan losses	3,145	612	1,936

Net interest income after provision for loan losses	53,761	52,568	39,630

Noninterest income:
Service fees	5,175	5,618	6,593
Loan-related fees	1,511	1,627	1,179
Gain on securities, net	2	12	—
Gain on sale of loans	277	390	—
Other noninterest income	1,323	277	289

Total noninterest income	8,288	7,924	8,061

Noninterest expense:
Salaries and employee benefits	24,846	21,743	17,555
Occupancy and equipment	8,157	7,007	5,663
Foreclosed assets, net	278	461	312
Legal and other professional fees	1,443	2,409	2,171
Other noninterest expense	8,211	7,847	6,151

Total noninterest expense	42,935	39,467	31,852

Income before provision for income taxes	19,114	21,025	15,839
Provision for income taxes	6,939	7,521	5,059

Net income	$12,175	$13,504	$10,780

Earnings per common share:
Basic	$1.11	$1.24	$1.00
Diluted	$1.10	$1.22	$0.98

Weighted average shares outstanding:
Basic	10,935	10,906	10,812
Diluted	11,110	11,112	10,959
Dividends per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Net income	$12,175	$13,504	$10,780
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, net of tax:
Unrealized holding gains (losses) arising during the period	1,636	370	(3,493)
Less: reclassification adjustment for gains included in net income	1	8	—

Other comprehensive income (loss)	1,635	362	(3,493)

Total comprehensive income	$13,810	$13,866	$7,287

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total
	Shares	At Par
Balance at December 31, 2004	7,188	$7,313	$27,859	$50,976	$710	$(1,135)	$85,723
Issuance of common stock	17	17	203	—	—	—	220
Re-issuance of treasury stock	27	—	369	—	—	217	586
Stock-based compensation expense	—	—	145	—	—	—	145
Net income	—	—	—	10,780	—	—	10,780
Other comprehensive (loss)	—	—	—	—	(3,493)	—	(3,493)
Dividends ($0.24 per share)	—	—	—	(1,733)	—	—	(1,733)

Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228

Re-issuance of treasury stock	72	—	692	—	—	535	1,227
Stock-based compensation expense related to stock options recognized in earnings	—	—	359	—	—	—	359
Tax benefit related to stock-based compensation expense	—	—	12	—	—	—	12
Issuance of common stock in connection with 3-for-2 stock split in the form of a 50% stock dividend	3,642	3,665	(3,665)	—	—	—	—
Net income	—	—	—	13,504	—	—	13,504
Other comprehensive income	—	—	—	—	362	—	362
Dividends ($0.16 per share)	—	—	—	(1,744)	—	—	(1,744)

Balance at December 31, 2006	10,946	$10,995	$25,974	$71,783	$(2,421)	$(383)	$105,948

Re-issuance of treasury stock	47	—	459	—	—	368	827
Repurchase of common stock	(167)	—	—	—	—	(2,381)	(2,381)
Stock-based compensation expense related to stock options recognized in earnings	—	—	953	—	—	—	953
Net income	—	—	—	12,175	—	—	12,175
Other comprehensive income	—	—	—	—	1,635	—	1,635
Dividends ($0.16 per share)	—	—	—	(1,747)	—	—	(1,747)

Balance at December 31, 2007	10,826	$10,995	$27,386	$82,211	$(786)	$(2,396)	$117,410

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$12,175	$13,504	$10,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,954	1,440	1,360
Provision for loan losses	3,145	612	1,936
Gain on securities transactions, net	(2)	(12)	—
Loss on sale of foreclosed assets	—	167	316
(Gain) loss on sale of premises and equipment	(358)	—	100
Gain on sale of loans, net	(277)	(390)	—
Amortization of premiums and discounts on securities	53	83	228
Amortization of deferred loan fees and discounts	(2,606)	(2,578)	(1,870)
Amortization of core deposit intangibles	347	495	132
Stock-based compensation expense	953	359	145
Excess tax benefits from stock-based compensation	—	(12)	—
Deferred income taxes	(1,000)	1,135	(412)
Changes in; net of acquisition:
Accrued interest receivable	(621)	(1,006)	(984)
Other assets	(977)	971	229
Accrued interest payable	(95)	620	279
Other liabilities	(1,223)	1,105	(2,276)

Net cash provided by operating activities	11,468	16,493	9,963

Cash flows from investing activities:
Purchases of securities available-for-sale	(4,456)	(1,270)	(27,159)
Purchase of bank owned life insurance	(25,000)	—	—
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	48,808	51,240	65,829
Net change in loans	(315,143)	(117,627)	(44,530)
Proceeds from sale of foreclosed assets	2,488	4,119	2,450
Proceeds from sale of premises and equipment	561	—	27
Purchases of premises and equipment	(3,367)	(2,609)	(990)
Investment in subsidiary trust	—	—	(1,083)
Acquisition of Irvine branch, net of cash paid	—	17,065	—
Acquisition of Metro United Bank, net of cash paid	—	—	1,851

Net cash used in investing activities	(296,109)	(49,082)	(3,605)

Cash flows from financing activities:
Net change in:
Deposits	109,379	102,378	45,014
Other borrowings	73,480	262	(36,795)
Proceeds from issuance of junior subordinated debentures	—	—	36,083
Proceeds from security repurchase agreements	25,000	—	—
Repayment of long-term debt	(25,000)	—	—
Proceeds from stock option exercises	126	863	442
Re-issuance of treasury stock	701	364	364
Repurchase of common stock	(2,381)	—	—
Dividends paid	(1,752)	(1,744)	(1,727)
Excess tax benefits from stock-based compensation	—	12	—

Net cash provided by financing activities	179,553	102,135	43,381

Net increase (decrease) in cash and cash equivalents	(105,088)	69,546	49,739
Cash and cash equivalents at beginning of period	151,358	81,812	32,073

Cash and cash equivalents at end of period	$46,270	$151,358	$81,812

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

Securities

All investment securities are classified as available-for-sale and are reported at estimated fair value. The Company does not have trading or held-to-maturity securities. Unrealized net gains and temporary losses are excluded from income and reported, net of the associated deferred income tax effect, as a separate component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses from sales of securities available-for-sale are recorded in earnings using the specific identification method. Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. However, management believes that based upon the credit quality of the securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.

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

Loans are placed on nonaccrual status when principal or interest is past due more than 90 days or when, in management’s opinion, collection of principal and interest is not likely to be made in accordance with a loan’s contractual terms. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans may be recognized only to the extent received in cash; however, where there is doubt regarding the ultimate collectability of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the principal balance of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgment, future payments are reasonably assured.

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

Goodwill and Core Deposit Intangibles

Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through an acquisition transaction. Goodwill is not amortized, but instead is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. Impairment tests are performed quarterly on these amortizing intangible assets.

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

Repurchase Agreements

The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition. Additionally, the Company had no unrecognized tax benefits as of December 31, 2007, and as a result there is no impact on the Company’s effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of December 31, 2007, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”). The Black-Scholes option-pricing model is utilized which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income. See Note 15—“Stock-Based Compensation” for additional information.

Off-Balance Sheet Instruments

The Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and operating leases. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The statement will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Statement No. 160 is effective for the Company beginning January 1, 2009. The adoption of Statement No. 160 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which replaces FASB Statement No. 141, “Business Combinations”, and retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, the Statement is intended to improve the comparability of the information about business combinations provided in financial reports. Statement No. 141(R) is effective for the Company beginning January 1, 2009. The adoption of Statement No. 141(R) is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by Statement No. 157, “Fair Value Measurements” and Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” Statement No. 159 was effective for the Company beginning January 1, 2008. Adoption of this standard on January 1, 2008 will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 was effective for the Company beginning January 1, 2008. Adoption of this standard on January 1, 2008 will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Reclassifications

Certain amounts have been reclassified to conform to the 2007 presentation, with no impact on net income, shareholders’ equity, or cash flows.

2. Acquisitions

Irvine Branch

On September 8, 2006, Metro United completed its acquisition of a branch of Omni Bank, N.A. (the “Branch”) located in Irvine, California. In connection with the acquisition, Metro United purchased certain assets, excluding loans, and assumed certain liabilities for a cash purchase price of $500,000. The addition of the Branch extended Metro United’s presence in the California market. The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is not expected to be deductible for tax purposes. The results of operations for this acquisition are included in the Company’s financial results beginning September 9, 2006. Pro forma results for the two years preceding the acquisition are not materially different than actual results presented, and as a result have not been presented.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition (in thousands):

Cash	$17,603
Premises and equipment, net	220
Goodwill	220
Core deposit intangibles	170
Other assets	9
Deposits	(17,536)
Accrued interest payable	(76)
Deferred taxes and other liabilities	(72)

Purchase price including capitalized costs	$538

Metro United Bank

On October 5, 2005, the Company acquired First United Bank (now known as Metro United Bank) for $37.4 million, which operates in California as a separate subsidiary. The addition of Metro United, with branches in San Diego and Los Angeles provided the Company with an entry into the California market. The purchase price was primarily funded through the issuance of junior subordinated debentures on October 3, 2005.

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

The following is the pro forma results (unaudited) of the combined company, assuming the acquisition of Metro United was completed on January 1 of the indicated period in thousands, except per share amounts:

2005
Net interest income	$45,231
Income before income taxes	16,540
Net income	11,034

Earnings per common share, basic	$1.02
Earnings per common share, diluted	1.01

These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

3. Cash and Cash Equivalents

The Company is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2007, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

4. Securities

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

At December 31, 2007 and 2006, the amortized cost and fair value of securities was as follows (in thousands):

	As of December 31, 2007				As of December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$24	$2	$(1)	$25	$28	$1	$—	$29
U.S. Government sponsored enterprises	20,473	10	(10)	20,473	36,906	—	(510)	36,396
Obligations of state and political subdivisions	5,936	162	(7)	6,091	7,425	157	—	7,582
Mortgage-backed securities and collateralized mortgage obligations	92,673	173	(1,123)	91,723	121,196	62	(3,060)	118,198
Other debt securities	33	—	—	33	143	1	(1)	143
Investment in ARM and CRA funds	19,858	39	(493)	19,404	19,658	—	(462)	19,196

Total available for sale securities	$138,997	$386	$(1,634)	$137,749	$185,356	$221	$(4,033)	$181,544

Other investments
FHLB/Federal Reserve Bank Stock(1)(2)	$5,803	$—	$—	$5,803	$3,848	$—	$—	$3,848
Investment in subsidiary trust(3)	1,083	—	—	1,083	1,083	—	—	1,083

Total other investments	$6,886	$—	$—	$6,886	$4,931	$—	$—	$4,931

(1)

FHLB stock held by MetroBank is carried at cost and subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.

(2)	Federal Reserve Bank stock held by MetroBank is carried at cost and subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Statutory Trust I is carried at cost.

The following sets forth information concerning sales and calls (excluding maturities) of available-for-sale securities (in thousands):

	Years Ended December 31,
	2007	2006	2005
Amortized cost	$11,663	$13,003	$—
Proceeds	11,665	13,015	—
Gross realized gains	2	189	—
Gross realized losses	—	177	—

Investments carried at approximately $46.4 million and $14.6 million at December 31, 2007 and 2006, respectively, were pledged to collateralize public deposits and other borrowings.

At December 31, 2007, future contractual maturities of debt securities were as follows (in thousands):

	Amortized Cost	Fair Value
Within one year	$11,487	$11,488
Within two to five years	9,309	9,320
Within six to ten years	2,633	2,639
After ten years	3,004	3,142
Mortgage-backed securities and collateralized mortgage obligations	92,706	91,756

Total debt securities	$119,139	$118,345

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

The following tables set forth the gross unrealized losses and fair value of investments as of December 31, 2007 and 2006 that were in a continuous unrealized loss position for the periods indicated (in thousands):

	As of December 31, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$10	$(1)	$—	$—	$10	$(1)
U.S. Government sponsored enterprises	1,496	(4)	3,994	(6)	5,490	(10)
Obligations of state and political subdivisions	229	(7)	—	—	229	(7)
Mortgage-backed securities and collateralized mortgage obligations	5,383	(11)	63,646	(1,113)	69,029	(1,124)
Investment in ARM and CRA funds	—	—	14,685	(493)	14,685	(493)

Total securities	$7,118	$(23)	$82,325	$(1,612)	$89,443	$(1,635)

	As of December 31, 2006
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored enterprises	$—	$—	$36,396	(510)	$36,396	$(510)
Mortgage-backed securities and collateralized mortgage obligations	11,818	(162)	101,519	(2,898)	113,337	(3,060)
Other debt securities	29	(1)	—	—	29	(1)
Investment in ARM and CRA funds	4,461	(19)	14,735	(443)	19,196	(462)

Total securities	$16,308	$(182)	$152,650	$(3,851)	$168,958	$(4,033)

Excluding holdings of the securities from the U.S. government and its agencies, the Company had an investment with one issuer in an amount greater than 10% of the Company’s shareholders’ equity at December 31, 2007. The investment, an open-end ARM Fund, which is managed by Shay Assets Management, Inc. was recorded with a fair value of $13.7 million and $13.8 million at December 31, 2007 and 2006 respectively, and an amortized cost of $14.2 million at December 31, 2007 and 2006.

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

Substantially all the unrealized losses at December 31, 2007 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased. Management identified no impairment related to credit quality. At December 31, 2007, management had both the intent and ability to hold impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses on securities were recognized in any of the three years ended December 31, 2007.

5. Loans and Allowance for Loan Losses

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2007	2006
Commercial and industrial	$458,117	$367,072
Real estate-mortgage	601,924	429,278
Real estate-construction	139,179	86,092
Consumer and other	6,132	7,332

Gross loans	1,205,352	889,774
Unearned discounts and interest	(28)	(147)
Deferred loan fees	(3,413)	(3,071)

Total loans	1,201,911	886,556
Allowance for loan losses	(13,125)	(11,436)

Loans, net	$1,188,786	$875,120

Variable rate loans	$822,849	$647,394
Fixed rate loans	382,503	242,380

Gross loans	$1,205,352	$889,774

Although the Company’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2007 and 2006, the Company’s loan portfolio consisted of concentrations in the following industries, which represent loan concentrations greater than 25% of capital (in thousands):

	As of December 31,
	2007	2006
Construction	$64,443	$48,220
Convenience stores/gasoline stations	34,618	31,884
Health/education/social assistance	55,096	44,193
Hotels/motels	126,118	94,594
Nonresidential building for rent/lease	450,586	279,675
Other related to real estate	78,864	44,216
Restaurants	69,709	71,866
Wholesale trade	90,780	76,970
All other	235,138	198,156

Gross loans	$1,205,352	$889,774

Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,
	2007	2006	2005
Balance at beginning of year	$11,436	$13,169	$10,501
Provision for loan losses	3,145	612	1,936
Allowance acquired through acquisition	—	—	2,307
Charge-offs	(2,721)	(3,999)	(2,425)
Recoveries	1,265	1,654	850

Balance at end of year	$13,125	$11,436	$13,169

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments.

Loans for which the accrual of interest has been discontinued were approximately $6.3 million and $9.4 million at December 31, 2007 and 2006, respectively. Had these loans remained on an accrual basis, interest of approximately $557,000 and $853,000 would have been accrued on these loans during the years ended December 31, 2007 and 2006, respectively. Loans greater than 90 days past due but still accruing interest as of December 31, 2007 and 2006 were $1.3 million and $29,000, respectively.

The recorded investment in loans for which impairment has been recognized and the related specific allowance for loan losses on such loans at December 31, 2007 and 2006, is presented below (in thousands):

	As of December 31,
	2007	2006
Impaired loans with no SFAS No. 114 valuation reserve	$3,721	$6,715
Impaired loans with SFAS No. 114 valuation reserve	2,615	2,699

Total recorded investment in impaired loans	$6,336	$9,414

Valuation allowance related to impaired loans	$1,131	$900

The average recorded investment in impaired loans was approximately $6.7 million and $12.1 million for the years ended December 31, 2007 and 2006, respectively. Interest income of $85,000 and $292,000 was recognized on impaired loans for the years ended December 31, 2007 and 2006, respectively.

Loans with a carrying value of approximately $336.8 million and $268.4 million at December 31, 2007 and 2006, respectively, were available as collateral under blanket loan agreements with the FHLB of Dallas and the FHLB of San Francisco.

6. Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	Estimated useful lives (in years)	As of December 31,
		2007	2006
Furniture, fixtures and equipment	3-10	$17,065	$15,220
Building and improvements	3-20	4,422	4,817
Land	—	1,548	1,679
Leasehold improvements	5	5,457	4,385

		28,492	26,101
Accumulated depreciation		(19,697)	(18,516)

Premises and equipment, net		$8,795	$7,585

7. Goodwill and Core Deposit Intangibles

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2004	$—	$—
Acquisition of Metro United	21,607	1,560
Amortization	—	(132)

Balance, December 31, 2005	21,607	1,428
Acquisition of Irvine Branch	220	170
Amortization	—	(495)

Balance, December 31, 2006	21,827	1 ,103
Amortization	—	(347)

Balance, December 31, 2007	$21,827	$756

Gross CDI outstanding was $1.7 million at December 31, 2007 and 2006, and $1.6 million at December 31, 2005. Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

CDI is amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry and Metro United’s historical data. Accordingly, CDI is amortized over time under an accelerated method, being a weighted average period of 10 years with no residual value. Accumulated amortization of CDI was $974,000, $627,000 and $132,000 as of December 31, 2007, 2006 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was $347,000, $495,000 and $132,000, respectively.

The estimated aggregate future amortization expense for CDI remaining as of December 31, 2007 is as follows (in thousands):

2008	$250
2009	177
2010	126
2011	88
2012	56
Thereafter	59

Total	$756

8. Interest-Bearing Deposits

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2007	2006
Interest-bearing demand deposits	$63,154	$71,838
Savings and money market accounts	273,456	178,173
Time deposits less than $100,000	223,305	241,389
Time deposits $100,000 and over	421,905	381,514

Interest-bearing deposits	$981,820	$872,914

At December 31, 2007, the scheduled maturities of time deposits were as follows (in thousands):

2008	$578,190
2009	40,213
2010	14,673
2011	9,758
2012	2,283
Thereafter	93

$645,210

The Company had $4.9 million and $5.1 million of brokered deposits at December 31, 2007 and 2006, respectively. There were no major deposit concentrations as of December 31, 2007 or 2006.

9. Junior Subordinated Debentures

In September 2005, the Company formed MCBI Statutory Trust I, a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Company’s consolidated financial statements. See Note 1—“Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy.

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

The proceeds from the sale of debentures represent liabilities of the Company to the Trust and are reported in the consolidated balance sheet as junior subordinated debentures. Interest payments on these debentures are deductible for tax purposes. The capital securities of the Trust are not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the capital securities can qualify up to 25% of the total Tier I capital of the Company.

The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures, and will be paid on the 15th day of December, March, June and September. The ability of the Trust to pay amounts due on the capital securities and common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and common securities will also be deferred.

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

10. Other Borrowings

Other borrowings are as follows (in thousands):

	As of December 31,
	2007	2006
FHLB advances and loans	$74,000	$25,000
Repurchase agreements	25,000	—
TT&L deposits	796	1,316

	$99,796	$26,316

Advances in the amount of $39.0 million from the FHLB of Dallas bear interest at an average rate of 4.33% with a term of 14 days. The advances matured in January 2008 and were renewed with like terms. Advances in the amount of $35.0 million from the FHLB of San Francisco bear interest at an average rate of 3.78%, and have maturities ranging from overnight to 30 days. Maturities since December 31, 2007 have been renewed with similar terms. Under a blanket lien, the Company has pledged collateral with the FHLBs including loans and securities of approximately $336.8 million at December 31, 2007, of which $311.8 million was available to secure additional borrowings.

Security repurchase agreements bear interest at an average rate of 2.87%, and mature in December 2014. The securities are transferred to the applicable counterparty. The Company has transferred securities with a carrying value of $28.4 million and a fair value of $28.2 million at December 31, 2007 to secure these security repurchase agreements. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

Other short-term borrowings at December 31, 2007 and 2006 consist of $796,000 and $1.3 million, respectively, in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company has pledged securities with a carrying value of $2.0 million and $1.4 million at December 31, 2007 and 2006, respectively to secure these TT&L deposits.

Additionally, at December 31, 2007 and 2006, unused borrowing capacity from the Federal Reserve Bank discount window was $9.7 million and $7.7 million, respectively. The Company had pledged securities with a carrying value of $10.0 million and $7.9 million at December 31, 2007 and 2006, respectively to secure the discount window borrowing capacity. The Company also had unused, unsecured lines of credit with correspondent banks of $20.5 million at December 31, 2007 and $10.5 million at December 31, 2006.

11. Income Taxes

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

The Company’s effective tax rate was 36.30% for year ended December 31, 2007 compared to 35.77% for the year ended December 31, 2006. The increase in the effective tax rate for the year ended December 31, 2007 was primarily the result of the effect of the Texas margin tax, which replaced the Texas franchise tax, and an increase in Metro United’s provision for loan losses, which is non-deductible for California state income taxes. The increase was partially offset by the non-taxable increase in the cash value of bank owned life insurance.

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$4,992	$4,226
Deferred loan fees	916	867
Premises and equipment	1,455	1,317
Interest on nonaccrual loans	295	304
Unrealized losses on investment securities available-for-sale	462	1,392
Deferred compensation	34	—

Gross deferred tax assets	8,154	8,106

Deferred tax liabilities:
Core deposit intangibles	296	423
FHLB stock dividends	358	288
Other	268	233

Gross deferred tax liabilities	922	944

Net deferred tax assets	$7,232	$7,162

The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2007 and 2006 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

Components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current provision for federal income taxes	$7,939	$6,386	$5,471
Deferred federal income tax (benefit) provision	(1,000)	1,135	(412)

Total provision for income taxes	$6,939	$7,521	$5,059

A reconciliation of the provision for income taxes computed at statutory rates compared with the actual provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$6,690	35%	$7,359	35%	$5,544	35%
Tax-exempt interest income	(93)	(1)	(252)	(1)	(274)	(2)
Stock-based compensation	333	2	—	—	—	—
State income tax	208	1	433	2	130	1
Bank owned life insurance	(258)	(1)	—	—	—	—
Other, net	59	—	(19)	—	(341)	(2)

Provision for income taxes	$6,939	36%	$7,521	36%	$5,059	32%

The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years Ended December 31,
	2007	2006	2005
Unrealized gains (losses) arising during the period	$921	$208	$(1,799)
Less: reclassification adjustment for gains (losses) realized in net income	1	4	—

Other comprehensive income	$920	$204	$(1,799)

12. Shareholders’ Equity

The Company declared and paid dividends of $0.16 per share to the shareholders of record during the year ended December 31, 2007 which included a dividend declared of $0.04 per share to shareholders of record as of December 31, 2007, which was paid on January 15, 2008. The Company also paid dividends of $0.16 per share in 2006 and 2005 on a post stock-split basis.

The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

The Company’s Stock Purchase Plan (“Purchase Plan”) authorizes the offer and sale of shares of Common Stock to employees of the Company and its subsidiaries. See Note 15—“Stock-Based Compensation” for additional information.

The Company maintains a stock repurchase plan that was announced on August 30, 2007. Under the plan, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock from time to time, with no expiration date, at various prices in the open market or through privately negotiated transactions.

13. Regulatory Matters

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. As of December 31, 2007, the amount available for payment of dividends by MetroBank and Metro United to the Parent under applicable restrictions, without regulatory approval was approximately $13.6 million and $2.9 million, respectively. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notifications from the OCC with respect to MetroBank and the FDIC with respect to Metro United categorized MetroBank as “well capitalized” and Metro United as

“adequately capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy. As of February 29, 2008, Metro United’s capital ratios were at a level that would have resulted in it being categorized as “well capitalized” as of such date.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$144,241	10.44%	$110,546	8.00%	N/A	N/A	%
MetroBank, N.A	106,835	10.42	81,990	8.00	102,488	10.00
Metro United Bank	33,492	9.41	28,471	8.00	35,589	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	127,067	9.20	55,273	4.00	N/A	N/A
MetroBank, N.A	96,381	9.40	40,995	4.00	61,493	6.00
Metro United Bank	30,005	8.43	14,235	4.00	21,353	6.00
Leverage ratio
MetroCorp Bancshares, Inc	127,067	9.50	53,508	4.00	N/A	N/A
MetroBank, N.A	96,381	9.30	41,459	4.00	51,824	5.00
Metro United Bank	30,005	9.99	12,010	4.00	15,013	5.00

As of December 31, 2006
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$133,438	13.15%	$81,170	8.00%	N/A	N/A	%
MetroBank, N.A	108,398	13.11	66,127	8.00	82,659	10.00
Metro United Bank	21,086	11.33	14,887	8.00	18,609	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	113,503	11.19	40,585	4.00	N/A	N/A
MetroBank, N.A	98,786	11.95	33,063	4.00	49,595	6.00
Metro United Bank	18,756	10.08	7,444	4.00	11,166	6.00
Leverage ratio
MetroCorp Bancshares, Inc	113,503	9.70	46,794	4.00	N/A	N/A
MetroBank, N.A	98,786	10.23	38,611	4.00	48,264	5.00
Metro United Bank	18,756	9.22	8,135	4.00	10,169	5.00

As of December 31, 2007, $31.8 million in capital securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $3.2 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The new quantitative limits will be fully effective March 31, 2009. The Company has adopted the new quantitative limits for Tier 1 capital calculation.

MCBI Statutory Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated capital securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the capital securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

14. 401(k) Profit Sharing Plan

MetroBank has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “MetroBank Plan”). The Plan provides for pretax employee contributions of up to 100% of annual compensation with annual dollar limit of $20,500, $15,000 and $14,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company matches each participant’s contributions to the Plan up to 5% of such participant’s salary. The Company made contributions, before expenses, to the Plan of approximately $649,000, $475,000, and $443,200 during the years ended December 31, 2007, 2006, and 2005, respectively.

Metro United has also established a 401(k) plan (the “Metro United Plan”) that covers substantially all of its employees. The Metro United Plan provides for pretax employee contributions of up to 15% of annual compensation, and Metro United matches 50% of each participant’s contributions to the Metro United Plan up to 6% of such participant’s annual compensation. Metro United made contributions, before expenses, to the Metro United Plan of approximately $145,000, $27,000 and $6,500 during the years ended December 31, 2007, 2006 and 2005, respectively.

15. Stock-Based Compensation

The Company issues stock options to employees under the Company’s 2007 Stock Awards and Incentive Plan (“2007 Plan”) and the Company’s 1998 Stock Incentive Plan (“1998 Plan”). The Company also has an employee stock purchase plan (“Purchase Plan”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. Under this method, prior periods are not restated. Under SFAS No. 123R, the Company values unvested stock options granted prior to its adoption of SFAS 123R and expenses these amounts in the income statement over the stock option’s remaining vesting period. In addition, the fair value of options granted subsequent to adoption of this statement are expensed ratably over the vesting period.

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

The Company estimates fair value of stock option awards as of grant date using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options. The expected term of the options was derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The Company’s option grants met the “plain vanilla” option definition and did not have sufficient historical option exercise data to calculate an alternative expected term. Expected stock price volatility is based on historical volatility of the Company’s stock that covers a period which corresponds to the expected life of the options. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield in effect as of the grant date.

The adoption of this statement did not have a material effect on the Company’s financial statements and, as such, no cumulative effect of change in accounting principle was recorded. For the years ended December 31, 2007, 2006 and 2005, total stock-based compensation cost recognized in the Company’s Consolidated Statements of Income was $1.1 million, $359,000, and $145,000, respectively. In 2005, the Company rewarded the outstanding performance of certain employees by accelerating the vesting of certain stock options that were previously granted. There were 301,800 shares accelerated in 2005 which represented approximately 64% of total outstanding unvested shares as of December 31, 2005.

As required under SFAS No. 123R, the pro forma net income and earnings per share for the years December 31, 2005 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income:
As reported	$10,780
Pro forma	$10,538
Stock-based compensation cost, net of income taxes:
As reported	$145
Pro forma	$387
Basic earnings per common share:
As reported	$1.00
Pro forma	$0.97
Diluted earnings per common share:
As reported	$0.99
Pro forma	$0.96

Stock Incentive Plans. The Company has two stock incentive plans in effect. Shares of stock may be issued under both plans from unissued common stock or treasury stock.

The 1998 Plan authorizes the issuance of up to 1,050,000 shares of Common Stock under both “non qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options will be granted at no less than the fair market value of the Common Stock and must be exercised within ten years unless the applicable award agreement specifies a shorter term. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. No performance shares have been awarded under the 1998 Plan since inception. As of December 31, 2007, there were 10,125 options available for future grant under the 1998 Plan.

The 2007 Plan authorizes the issuance of up to 350,000 shares of Common Stock, and provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards or any combination of the foregoing. No more than 50,000 shares of stock may be subject to options or stock appreciation rights granted under the 2007 Plan to any one individual during any 12 month period. No more than 20,000 shares of stock may be granted under the 2007 Plan as a restricted stock award to any one individual during any 12 month period. Restricted stock may be granted with or without payment except to the extent required by law and awards are subject to performance or service restrictions as determined by the Compensation Committee. The recipient of restricted stock is entitled to voting rights and dividends on the common stock prior to the lapsing of the forfeiture restrictions with respect to such stock. As of December 31, 2007, there were 313,610 shares available for future grants under the 2007 Plan.

The Company classifies all share-based awards as equity instruments and recognizes the vesting of the awards ratably over their respective terms. Compensation expense for each tranche of each award was separately recognized as if it was a separate award with its own vesting date.

Stock option awards granted on or prior to December 31, 2007 vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of up to ten years. For all options granted on or prior to December 31, 2006, compensation expense is recognized on a straight-line basis, 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant. For all options granted on or after January 1, 2007, compensation expense is recognized on a graded-vesting basis from the grant date until the vesting date of the respective option.

One third of restricted stock awards granted on or prior to December 31, 2007 vest in equal increments in each of the three years following the date of the grant. Compensation expense is recognized on a graded-vesting basis from the grant date until the vesting date of the respective award.

Stock Option Activity. The Company granted stock options to employees under both the 2007 Plan and the 1998 Plan. There were 138,500, 241,500, and 307,875 options granted during 2007, 2006, and 2005, respectively. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Assumptions	2007	2006	2005
Expected term (in years)	4.5–6.1	4.55	3.00
Expected stock price volatility	23.93%	22.75%	26.35%
Expected dividend yield	0.80%	0.80%	1.00%
Risk-free interest rate	4.85%	4.94%	4.41%

Estimated weighted average grant-date fair value per option granted	$6.17	$4.91	$3.95

A summary of activity for the Company’s stock options as of December 31, 2007 and the changes during the year then ended is presented below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2006	817,125	$14.08
Options granted	138,500	19.82
Options exercised	(8,925)	13.99
Options forfeited	(24,125)	17.64

Outstanding options at December 31, 2007	922,575	$14.85	5.56	$972,204

Exercisable options at December 31, 2007	553,200	$12.49	4.96	$972,204

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was approximately $48,000, $623,000 and $234,000, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year then ended, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	350,775	$4.54
Granted	138,500	6.17
Vested	(99,225)	4.50
Forfeited	(20,675)	4.98

Nonvested at December 31, 2007	369,375	5.14

As of December 31, 2007, compensation cost not yet recognized for unvested share-based awards was approximately $1.1 million, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $446,000, $109,000, and $1.1 million, respectively.

Restricted Stock Activity. The Company granted restricted stock to employees under the 2007 Plan. Compensation expense for restricted stock is measured based upon the number of shares granted multiplied by the difference of the stock price on the grant date less payment required, if any. Such expense is recognized in the Company’s Consolidated Statement of Income as previously described.

The following table summarizes the Company’s restricted stock activity for 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	—	$—
Granted	20,100	17.57
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2007	20,100	17.57

As of December 31, 2007, compensation cost not yet recognized for unvested share-based awards was approximately $256,000, which is expected to be recognized over a weighted average period of 2.5 years.

Cash Flows and Tax Benefits. Prior to the adoption of SFAS No. 123R, the Company presented the tax savings from tax deductions resulting from the exercise of stock options as an operating cash flow. SFAS No. 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards.” The Company has adopted the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The total tax benefit derived from the windfall associated with the exercise of non-qualified options was approximately $12,000 for the year ended December 31, 2006. There was no tax benefit realized for the year ended December 31, 2007.

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

The offering price per share, subsequent to the changes authorized by the Board of Directors in 2005, is an amount equal to 85% of the closing price of a share of Common Stock on the business day immediately prior to the commencement of such offering. In each offering, an employee may purchase a number of whole shares of Common Stock with an aggregate value equal to 20% of the employee’s base salary, but not in excess of $10,000, divided by the offering price. Pursuant to the Purchase Plan, the employee pays for the Common Stock either immediately or through a payroll deduction program over a period of up to one year, at the employee’s option. The first annual offering under the Purchase Plan began in the second quarter of 1999. As of December 31, 2006, 63,658 shares had been issued under the Purchase Plan since inception. No new shares were offered in connection with the Purchase Plan in 2006 or 2007. Information regarding share activity under the Purchase Plan for the year ended December 31, 2007 is as follows:

Number of Subscribed Shares Outstanding
Outstanding subscribed shares at December 31, 2005	12,303
Subscribed shares issued	(11,701)
Subscribed shares withdrawn from plan	(599)
Fractional shares adjustment	(3)

Outstanding subscribed shares at December 31, 2006 and 2007	—

The adoption of SFAS No. 123R resulted in a charge to compensation expense under the Purchase Plan that was not material.

16. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted stock can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options and restricted stock that are antidilutive are excluded from the earnings per share calculation. Stock options and restricted shares are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of December 31, 2007 and 2006 there were 58,000 and 36,000, respectively, of antidilutive common shares comprised of stock options and restricted stock which were excluded from the diluted shares calculation. The number of potentially dilutive common shares is determined using the treasury stock method. Earnings per share for the years ended December 31, 2007, 2006 and 2005 are calculated below (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net income	$12,175	$13,504	$10,780

Weighted average common shares in basic EPS	10,935	10,906	10,812
Effect of dilutive securities	175	206	147

Weighted average common and potentially dilutive common shares used in diluted EPS	11,110	11,112	10,959

Earnings per common share:
Basic	$1.11	$1.24	$1.00
Diluted	$1.10	$1.22	$0.98

17. Off-Balance Sheet Activities

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2007 and 2006 were $315.4 million and $234.5 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2007 and 2006 were $22.1 million and $17.2 million, respectively. The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2007 and 2006 is presented below (in thousands):

	2007	2006
Unfunded loan commitments including unfunded lines of credit	$315,370	$234,501
Standby letters of credit	9,290	7,597
Commercial letters of credit	12,853	9,596
Operating leases	9,754	9,718

Total financial instruments with off-balance sheet risk	$347,267	$261,412

18. Fair Value of Financial Instruments

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

The following table summarizes the carrying value and estimated fair values of financial instruments for the years ended December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007		2006
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$46,270	$46,270	$151,358	$151,358
Investment securities available-for-sale	137,749	137,749	181,544	181,544
Other investments	6,886	6,886	4,931	4,931
Loans held-for-investment, net	1,188,786	1,194,009	875,120	858,807
Accrued interest receivable	6,462	6,462	5,841	5,841

Financial Liabilities
Deposits
Transaction accounts	545,833	545,245	458,761	458,761
Time deposits	645,210	651,834	622,903	622,977

Total deposits	1,191,043	1,197,079	1,081,664	1,081,738

Other borrowings	99,796	99,490	26,316	26,194
Junior subordinated debentures	36,083	37,772	36,083	37,119
Accrued interest payable	1,727	1,727	1,822	1,822

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	315,370	—	234,501	—
Standby letters of credit	9,290	—	7,597	—
Commercial letters of credit	12,853	—	9,596	—

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

Investment Securities

Fair values are based upon quoted market prices obtained from an independent pricing service.

Loans

The fair value of loans originated by the Banks is estimated by discounting the expected future cash flows using a discount rate commensurate with the risks involved. The loan portfolio is segregated into groups of loans with homogeneous characteristics and expected future cash flows and interest rates reflecting appropriate credit risk are determined for each group. An estimate of future credit losses based on historical experience is factored into the discounted cash flow calculation.

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

Commitments to Extend Credit and Letters of Credit

The fair value of such instruments is estimated using fees currently charged for similar arrangements in the market. The estimated fair values of these instruments are not material as of the reporting dates.

19. Commitments and Contingencies

Litigation

The Company is involved in various litigation that arises in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

Leases

The Company leases certain branch premises and equipment under operating leases, which expire between 2008 through 2017. The Company incurred rental expense of $2.1 million, $1.6 million, and $1.0 million, for the years ended December 31, 2007, 2006 and 2005, respectively, under these lease agreements. Future minimum lease payments at December 31, 2007 due under these lease agreements are as follows (in thousands):

Year	Amount
2008	$2,071
2009	2,103
2010	2,052
2011	1,262
2012	789
Thereafter	1,477

$9,754

20. Operating Segment Information

In October 2005, the Company acquired Metro United and continued its operation as a separate subsidiary. Because the Company operates two community banks in distinct geographical areas, the Company manages its operations and prepares management reports and other information with a primary focus on these geographical areas. Since October 2005, performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent and eliminations of transactions between segments. The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

The following is a summary of selected operating segment information as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	As of and for the year ended December 31, 2007
	MetroBank	Metro United	Other	Consolidated Company
Interest income	$77,567	$24,665	$66	$102,298
Interest expense	30,724	12,629	2,039	45,392

Net interest income	46,843	12,036	(1,973)	56,906
Provision for loan losses	1,705	1,440	—	3,145

Net interest income after provision for loan losses	45,138	10,596	(1,973)	53,761
Noninterest income	9,196	477	(1,385)	8,288
Noninterest expense	32,254	9,773	908	42,935

Income before income tax provision	22,080	1,300	(4,266)	19,114
Provision for income taxes	7,736	395	(1,192)	6,939

Net income	$14,344	$905	$(3,074)	$12,175

Assets	$1,083,536	$376,218	$(48)	$1,459,706
Net loans	856,837	331,949	—	1,188,786
Goodwill	—	21,827	—	21,827
Deposits	909,521	286,891	(5,369)	1,191,043

	As of and for the year ended December 31, 2006
	MetroBank	Metro United	Other	Consolidated Company
Interest income	$70,840	$15,771	$67	$86,678
Interest expense	23,887	7,504	2,107	33,498

Net interest income	46,953	8,267	(2,040)	53,180
Provision for loan losses	451	161	—	612

Net interest income after provision for loan losses	46,502	8,106	(2,040)	52,568
Noninterest income	7,724	310	(110)	7,924
Noninterest expense	33,059	5,895	513	39,467

Income before income tax provision	21,167	2,521	(2,663)	21,025
Provision for income taxes	7,373	1,061	(913)	7,521

Net income	$13,794	$1,460	$(1,750)	$13,504

Assets	$1,009,996	$257,211	$1,227	$1,268,434
Net loans	693,538	181,582	—	875,120
Goodwill	—	21,827	—	21,827
Deposits	870,394	213,241	(1,971)	1,081,664

	As of and for the year ended December 31, 2005
	MetroBank	Metro United	Other	Consolidated Company
Interest income	$55,784	$3,303	$17	$59,104
Interest expense	15,568	1,456	514	17,538

Net interest income	40,216	1,847	(497)	41,566
Provision for loan losses	1,874	62	—	1,936

Net interest income after provision for loan losses	38,342	1,785	(497)	39,630
Noninterest income	7,936	125	—	8,061
Noninterest expense	30,550	1,150	152	31,852

Income before income tax provision	15,728	760	(649)	15,839
Provision for income taxes	4,935	299	(175)	5,059

Net income	$10,793	$461	$(474)	$10,780

Assets	$914,748	$212,782	$674	$1,128,204
Net loans	625,825	132,479	—	758,304
Goodwill	—	21,607	—	21,607
Deposits	793,451	171,587	(3,288)	961,750

21. Supplemental Statement of Cash Flow Information

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash payments during the year for:
Interest	$45,487	$29,637	$17,259
Income taxes	7,900	5,050	4,550
Noncash investing and financing activities:
Dividends declared not paid	432	437	437
Foreclosed assets acquired	1,215	3,167	5,066
Transfer of loans receivable from loans held-for-sale	—	—	(1,899)

22. Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets

(In thousands, except share amounts)

	As of December 31,
	2007	2006
Assets
Cash and due from subsidiary banks	$3,967	$2,059
Investment in subsidiary trust	1,083	1,083
Investment in bank subsidiaries	148,524	138,375
Other assets	565	1,195

Total assets	$154,139	$142,712

Liabilities and Shareholders’ Equity
Accrued interest payable	$87	$127
Junior subordinated debentures	36,083	36,083
Other liabilities	559	554

Total liabilities	36,729	36,764

Shareholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,825,837 and 10,946,135 shares outstanding at December 31, 2007 and 2006, respectively	10,995	10,995
Additional paid-in-capital	27,386	25,974
Retained earnings	82,211	71,783
Other comprehensive loss	(786)	(2,421)
Treasury stock, at cost	(2,396)	(383)

Total shareholders’ equity	117,410	105,948

Total liabilities and shareholders’ equity	$154,139	$142,712

Condensed Statements of Income

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Income
Interest income on deposits	$5	$4	$2
Dividends received from subsidiary trust	61	63	15
Dividends received from bank subsidiaries	16,747	1,749	6,734

Total income	16,813	1,816	6,751

Expenses
Interest expense on junior subordinated debentures	2,039	2,108	514
Stock-based compensation expense	1,050	359	145
Other expenses	1,235	257	—

Total expenses	4,324	2,724	659

Income before taxes and equity in undistributed net income (loss) of subsidiaries	12,489	(908)	6,092
Income tax benefit	1,192	913	175

Income before equity in undistributed net income of subsidiaries	13,681	5	6,267
(Distributions in excess of net income) equity in undistributed net income of subsidiaries	(1,506)	13,499	4,513

Net income	$12,175	$13,504	$10,780

Condensed Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$12,175	$13,504	$10,780
Stock-based compensation expense	953	359	145
Distributions in excess of earnings (equity in undistributed earnings of subsidiaries)	1,506	(13,499)	(4,513)
Decrease (increase) in other assets	630	(962)	(3)
Decrease in other liabilities	(30)	(193)	(68)

Net cash provided by (used in) operating activities	15,234	(791)	6,341

Cash flow from investment activities:
Investment in bank subsidiaries	(10,020)	—	(39,425)
Investment in subsidiary trust	—	—	(1,083)

Net cash used in investing activities	(10,020)	—	(40,508)

Cash flow from financing activities:
Proceeds from issuance junior subordinated debentures	—	—	36,083
Proceeds from issuance of common stock	—	—	220
Re-issuance of treasury stock	827	1,227	586
Repurchase of common stock	(2,381)	—	—
Dividends	(1,752)	(1,744)	(1,727)

Net cash provided by (used in) financing activities	(3,306)	(517)	35,162

Net increase (decrease) in cash and cash equivalents	1,908	(1,308)	995
Cash and cash equivalents at beginning of year	2,059	3,367	2,372

Cash and cash equivalents at end of year	$3,967	$2,059	$3,367

Dividends declared but not paid	$432	$437	$437

23. Related Party Transactions

In the ordinary course of business, the Company enters into transactions with its and the Banks’ executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2007 and 2006, certain of these officers and directors and their affiliated companies were indebted to the Company in the aggregate amount of approximately $158,000 and $827,000 respectively.

The following is an analysis of activity for the years ended December 31, 2007 and 2006 for such amounts (in thousands):

	2007	2006
Balance at January 1,	$827	$758
New loans and advances	150	827
Repayments	(4)	(758)
Other(1)	(815)	—

Balance at December 31,	$158	$827

(1)	Other represents the elimination of indebtedness of directors and their affiliates who no longer served on the Board of Directors at December 31, 2007.

In addition, as of December 31, 2007 and 2006, the Company held demand and other deposits for related parties of approximately $4.4 million and $4.5 million, respectively.

New Era Life Insurance Company (New Era) was the agency used by MetroBank for the insurance coverage it provides to employees and their dependents. The Company, however, discontinued using New Era in July, 2007. The insurance coverage consisted of medical and dental insurance. The Company’s Chairman is a principal shareholder and the Chairman of the Board of New Era. MetroBank paid New Era $1.1 million and $1.7 million for such insurance coverage for the years ended December 31, 2007 and 2006, respectively.

In addition to the insurance transactions, MetroBank had seven commercial real estate loan participations with New Era as of December 31, 2007, and six as of December 31, 2006. These loans were originated by and are being serviced by MetroBank. All seven loans are contractually current on their payments. The following is an analysis of these loans as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Gross balance	$57,449	$38,376
Less: participation portion sold to New Era	(19,847)	(12,753)

Net balance outstanding	$37,602	$25,623

The loans have interest rates which float with the prime rate and mature between March 2008 and February 2017. The percent of the participation portions sold to New Era varies from 16.00% to 50.00%.

Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The Chairman of the Board and the controlling shareholder of Gaumnitz, Inc. was a director of the Company, until his death on February 4, 2008. The lease agreements covering the different areas comprising the Company’s headquarters have lease commencement dates ranging from June 2003 to March 2006, at a total rent of $42,000 per month, and the expiration dates ranging from December 2010 to May 2013. The lease agreement for MetroBank’s Bellaire branch commenced on December 29, 2003 at a total rent of $11,000 per month and expires in December 2011. For these respective lease agreements, the Company paid Gaumnitz, Inc. $640,000 and $630,000 during the years ended December 31, 2007 and 2006, respectively.

EXHIBIT INDEX

Exhibit Number(1)	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report of Form 8-K filed on November 19, 2007).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

10.1	MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.2†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.3	First Amendment to the MetroCorp Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4†	Employment Agreement between the Company and George M. Lee dated as of January 26, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007).

10.5†	MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (Registration No. 333-143502) (the “S-8 Registration Statement”)).

10.6†	Form of Incentive Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the S-8 Registration Statement).

10.7†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.8†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.9†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.10†	Employment Agreement between the Company and Mitchell W. Kitayama dated as of July 15, 2005 (incorporated herein by to the Company’s Current Report on Form 8-K filed on July 21, 2006).

10.11†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 2, 2006).

10.12†	Letter Agreement between MetroBank, N.A. and David Tai dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13†	Letter Agreement between MetroBank, N.A. and David Choi dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit Number(1)	Description
10.14†	Letter Agreement between MetroBank, N.A. and Terry Tangen dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

11	Computation of Earnings Per Common Share, included as Note (16) to the Consolidated Financial Statements of this Form 10-K.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.