Form 10-Q
period 2008-03-31
METROCORP BANCSHARES INC
filed 2008-05-09
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of April 30, 2008, the number of outstanding shares of Common Stock was 10,851,496.

PART I

FINANCIAL INFORMATION

 Item 1. Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$34,444	$28,889
Federal funds sold and other short-term investments	24,394	17,381
Total cash and cash equivalents	58,838	46,270
Securities available-for-sale, at fair value	128,511	137,749
Other investments	8,143	6,886
Loans, net of allowance for loan losses of $14,588 and $13,125, respectively	1,227,676	1,188,786
Accrued interest receivable	5,885	6,462
Premises and equipment, net	8,353	8,795
Goodwill	21,827	21,827
Core deposit intangibles	693	756
Customers' liability on acceptances	13,180	5,967
Foreclosed assets, net	1,264	1,474
Other assets	35,414	34,734
Total assets	$1,509,784	$1,459,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$205,228	$209,223
Interest-bearing	991,720	981,820
Total deposits	1,196,948	1,191,043
Junior subordinated debentures	36,083	36,083
Other borrowings	132,367	99,796
Accrued interest payable	1,340	1,727
Acceptances outstanding	13,180	5,967
Other liabilities	9,624	7,680
Total liabilities	1,389,542	1,342,296
Commitments and contingencies	–	–

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,846,011 and 10,825,837 shares outstanding at March 31, 2008 and December 31, 2007, respectively	10,995	10,995
Additional paid-in-capital	27,549	27,386
Retained earnings	84,013	82,211
Accumulated other comprehensive loss	(241)	(786)
Treasury stock, at cost, 148,954 and 169,128 shares at March 31, 2008 and December 31, 2007, respectively	(2,074)	(2,396)
Total shareholders' equity	120,242	117,410
Total liabilities and shareholders' equity	$1,509,784	$1,459,706

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Interest income:
Loans	$23,400	$20,621
Securities:
Taxable	1,372	1,864
Tax-exempt	73	85
Other investments	87	68
Federal funds sold and other short-term investments	137	968
Total interest income	25,069	23,606
Interest expense:
Time deposits	7,601	7,601
Demand and savings deposits	2,065	1,525
Junior subordinated debentures	520	520
Other borrowings	888	324
Total interest expense	11,074	9,970
Net interest income	13,995	13,636
Provision for loan losses	1,584	137
Net interest income after provision for loan losses	12,411	13,499
Noninterest income:
Service fees	1,243	1,216
Loan-related fees	181	177
Letters of credit commissions and fees	267	204
Gain on securities transactions, net	24	–
Gain on sale of loans	51	–
Other noninterest income	363	69
Total noninterest income	2,129	1,666
Noninterest expenses:
Salaries and employee benefits	6,486	5,746
Occupancy and equipment	1,959	1,970
Foreclosed assets, net	57	42
Other noninterest expense	2,461	2,467
Total noninterest expenses	10,963	10,225

Income before provision for income taxes	3,577	4,940
Provision for income taxes	1,342	1,850
Net income	$2,235	$3,090
Earnings per common share:
Basic	$0.21	$0.28
Diluted	$0.21	$0.28
Weighted average shares outstanding:
Basic	10,811	10,953
Diluted	10,897	11,163
Dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$2,235	$3,090

Other comprehensive income, net of tax:
Unrealized gain on investment securities, net:
Unrealized holding gain arising during the period	560	367
Less: reclassification adjustment for gain included in net income	15	–
Other comprehensive income	545	367
Total comprehensive income	$2,780	$3,457

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

			Additional		Accumulated Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock, At
	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total
Balance at December 31, 2007	10,826	$10,995	$27,386	$82,211	$(786)	$(2,396)	$117,410
Re-issuance of treasury stock	20	–	(65)	–	–	322	257
Stock-based compensation expense recognized in earnings	–	–	228	–	–	–	228
Net income	–	–	–	2,235	–	–	2,235
Other comprehensive income	–	–	–	–	545	–	545
Cash dividends ($0.04 per share)	–	–	–	(433)	–	–	(433)
Balance at March 31, 2008	10,846	$10,995	$27,549	$84,013	$(241)	$(2,074)	$120,242

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,235	$3,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	532	433
Provision for loan losses	1,584	137
Gain on securities transactions, net	(24)	–
Gain on sale of foreclosed assets	(1)	–
Loss on sale of premises and equipment	9	–
Gain on sale of loans, net	(51)	–
Amortization of premiums and discounts on securities	17	8
Amortization of deferred loan fees and discounts	(578)	(650)
Amortization of core deposit intangibles	63	87
Stock-based compensation	228	230
Changes in:
Accrued interest receivable	577	(269)
Other assets	(988)	(553)
Accrued interest payable	(387)	(48)
Other liabilities	1,943	330
Net cash provided by operating activities	5,159	2,795

Cash flows from investing activities:
Purchases of securities available-for-sale	(16,856)	(89)
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	25,697	7,476
Net change in loans	(39,845)	(118,745)
Proceeds from sale of foreclosed assets	211	90
Proceeds from sale of premises and equipment	7	–
Purchases of premises and equipment	(106)	(762)
Net cash used in investing activities	(30,892)	(112,030)

Cash flows from financing activities:
Net change in:
Deposits	5,905	9,086
Other borrowings	32,571	(514)
Proceeds from stock option exercises	–	75
Re-issuance of treasury stock	257	88
Dividends paid	(432)	(437)
Net cash provided by financing activities	38,301	8,298

Net increase (decrease) in cash and cash equivalents	12,568	(100,937)
Cash and cash equivalents at beginning of period	46,270	151,358
Cash and cash equivalents at end of period	$58,838	$50,421

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and Metro United Bank (“Metro United”), in Texas and California, respectively (collectively, the “Banks”).  MetroBank is engaged in commercial banking activities through its twelve branches in Houston and Dallas, Texas, and Metro United is engaged in commercial banking activities through its six branches in San Diego, Los Angeles and San Francisco, California. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.         SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2008					As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$23		$2	$(1)	$24	$24		$2		$(1)	$25
U.S. Government sponsored enterprises	16,396		110	(51)	16,455	20,473		10		(10)	20,473
Obligations of state and political subdivisions	5,936		179	─	6,115	5,936		162		(7)	6,091
Mortgage-backed securities and collateralized mortgage obligations	86,624		664	(732)	86,556	92,673		173		(1,123)	91,723
Other debt securities	19	─		─	19	33	─		─		33
Investment in ARM and CRA funds	19,909		70	(637)	19,342	19,858		39		(493)	19,404
Total available for sale securities	$128,907		$1,025	$(1,421)	$128,511	$138,997		$386		$(1,634)	$137,749

Other investments
FHLB/Federal Reserve Bank stock	$7,060	$	─	$ ─	$7,060	$5,803	$	─	$	─	5,803
Investment in subsidiary trust	1,083		─	─	1,083	1,083		─		─	1,083
Total other investments	$8,143	$	─	$ ─	$8,143	$6,886	$	─	$	─	$6,886

The following table displays the gross unrealized losses and fair value of securities available for sale as of March 31, 2008 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$10	$(1)	$ ─	$ ─	$10	$(1)
U.S. Government sponsored enterprises	4,893	(51)	─	─	4,893	(51)
Mortgage-backed securities and collateralized mortgage obligations	8,301	(56)	22,903	(676)	31,204	(732)
Investment in ARM and CRA funds	─	─	14,541	(637)	14,541	(637)
Total securities	$13,204	$(108)	$37,444	$(1,313)	$50,648	$(1,421)

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

3.         ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	As of and for the three months ended March 31, 2008	As of and for the three months ended March 31, 2007
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$13,125	$11,436
Provision for loan losses	1,584	137
Charge-offs	(136)	(226)
Recoveries	15	553
Allowance for loan losses at end of period	$14,588	$11,900

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments.  The reserve for unfunded commitments was $907,000 and $919,000 at March 31, 2008 and 2007, respectively.

4.         INCOME TAXES

The Company had no unrecognized tax benefits as of March 31, 2008, and as a result there is no impact on the Company's effective tax rate. Additionally, the Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months. As of March 31, 2008, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

The Company is subject to taxation in the United States and Texas and California.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  The Company is open to federal tax authority examinations for the tax years ended December 31, 2004 through December 31, 2007.

5.         EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options that are antidilutive are excluded from earnings per share calculation.  Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  As of March 31, 2008 and 2007, there were 257,460 and 47,408 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,235	$3,090

Weighted average common shares in basic EPS	10,811	10,953
Effect of dilutive securities	86	210
Weighted average common and potentially dilutive common shares used in diluted EPS	10,897	11,163

Earnings per common share:
Basic	$0.21	$0.28
Diluted	$0.21	$0.28

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2008 and December 31, 2007 is presented below:

	As of March 31, 2008	As of December 31, 2007
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$321,532	$315,370
Standby letters of credit	11,483	9,290
Commercial letters of credit	23,169	12,853
Operating leases	9,357	9,754
Total financial instruments with off-balance sheet risk	$365,541	$347,267

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

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2008:

	MetroBank	Metro United	Other	Consolidated
	(Dollars in thousands)

Total interest income	$18,556	$6,496	$17	$25,069
Total interest expense	7,241	3,313	520	11,074
Net interest income	11,315	3,183	(503)	13,995
Provision for loan losses	690	894	–	1,584
Net interest income after provision for loan losses	10,625	2,289	(503)	12,411
Noninterest income	2,361	106	(338)	2,129
Noninterest expense	7,998	2,727	238	10,963
Income before income tax provision	4,988	(332)	(1,079)	3,577
Provision for income taxes	1,700	(61)	(297)	1,342
Net income	$3,288	$(271)	$(782)	$2,235

Net loans	$885,305	$342,371	$–	$1,227,676
Total assets	1,110,318	399,651	(185)	1,509,784
Deposits	908,800	291,468	(3,320)	1,196,948

9.         FAIR VALUE

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities.  Where quoted prices are available in an active market, securities are reported at fair value utilizing Level 1 inputs.  Level 1 securities are comprised of ARM and CRA funds.  If quoted market prices are not available, the Company obtains fair values from an independent pricing service.  The fair value measurements consider observable data that may include pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Level 2 securities are comprised of U.S. Government agencies and U.S. Government sponsored enterprises bonds, obligations of state and political subdivisions and collateralized mortgage and debt obligations.

Impaired Loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on the fair value of the underlying collateral determined by independent appraisals.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

Assets measured at fair value on a recurring basis

	Fair Value Measurements at March 31, 2008, Using
	(Dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements March 31, 2008
Securities available-for-sale	$19,342	$109,169	$–	$128,511

Certain non-financial assets measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits an entity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company did not elect to measure any instruments at fair value and as a result, adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

10.         NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”. Statement No. 161 amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of Statement No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for the Company beginning January 1, 2009.  The adoption of Statement No. 161 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

Overview

The Company recorded net income of $2.2 million for the three months ended March 31, 2008, a decrease of approximately $855,000 compared with net income of $3.1 million for the same quarter in 2007. The Company’s diluted earnings per share (“EPS”) for the three months ended March 31, 2008 was $0.21, a decrease of $0.07 per diluted share compared with diluted EPS of $0.28 for the same quarter in 2007.

Total assets were $1.51 billion at March 31, 2008, an increase of approximately $50.1 million or 3.4% from $1.46 billion at December 31, 2007. Available for sale investment securities at March 31, 2008 were $128.5 million, a decrease of approximately $9.2 million or 6.7% from $137.7 million at December 31, 2007. Net loans at March 31, 2008 were $1.23 billion, an increase of approximately $38.9 million or 3.3% from $1.19 billion at December 31, 2007. Total deposits at March 31, 2008 were $1.20 billion, an increase of approximately $5.9 million or 0.50% from $1.19 billion at December 31, 2007. Other borrowings at March 31, 2008 were $132.4 million, an increase of approximately $32.6 million or 32.6% from $99.8 million at December 31, 2007. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2008 and 2007 was 0.61% and 0.99%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2008 and 2007 was 7.51% and 11.59%, respectively.  Shareholders’ equity at March 31, 2008 was $120.2 million compared to $117.4 million at December 31, 2007, an increase of approximately $2.8 million or 2.4%.  The second representative office of MetroBank in China, located in the city of Chongqing, opened during the first quarter of 2008.  Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2008, net interest income, before the provision for loan losses, was $14.0 million, an increase of approximately $359,000 or 2.6% compared with $13.6 million for the same period in 2007. Average interest-earning assets for the three months ended March 31, 2008 were $1.38 billion, an increase of approximately $179.8 million or 15.0% compared with $1.20 billion for the same period in 2007. The increase was primarily due to loan growth.  The weighted average yield on interest-earning assets for the first quarter of 2008 was 7.33%, a decrease of 67 basis points compared with 8.0% for the same quarter in 2007. Average interest-bearing liabilities for the three months ended March 31, 2008 were $1.13 billion, an increase of approximately $195.9 million or 21.0% compared with $934.8 million for the same period in 2007, primarily due to an increase in money market accounts and other borrowings. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2008 was 3.94%, a decrease of 39 basis points compared with 4.33% for the same quarter in 2007.

The net interest margin for the three months ended March 31, 2008 was 4.09%, a decrease of 53 basis points compared with 4.62% for the same period in 2007. The decrease was primarily the result of a decrease in the yield on earning assets of 67 basis points, partially offset by a decrease in the cost of earning assets of 14 basis points.  The decrease in yield on earning assets and the cost of earning assets was due primarily to interest rate cuts by the Federal Reserve.

Total Interest Income. Total interest income for the three months ended March 31, 2008 was $25.1 million, an increase of approximately $1.5 million or 6.2% compared with $23.6 million for the same period in 2007. The increase was primarily the result of increased interest income from a higher volume of loans which was partially offset by a decrease in interest income from a lower volume of securities.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2008 was $23.4 million, an increase of approximately $2.8 million or 13.5% compared with $20.6 million for the same quarter in 2007. The increase was the result of growth in the loan portfolio.   Average total loans for the three months ended March 31, 2008 were $1.22 billion compared to $933.8 million for the same period in 2007, an increase of approximately $281.9 million or 30.2%. For the first quarter of 2008, the average yield on loans was 7.74% compared to 8.96% for the same quarter in 2007, a decrease of 122 basis points. The decline in yield for the three months ended March 31, 2008 was the result of interest rate cuts by the Federal Reserve.

Approximately $854.8 million or 68.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  At March 31, 2008, the average yield on total loans was approximately 150 basis points above the prime rate.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At March 31, 2008, approximately $568.3 million in loans or 45.6% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 7.34%.  At March 31, 2007, variable rate loans with interest rate floors carried a weighted average interest rate of 9.0% and comprised 48.5% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended March 31, 2008 was $1.7 million, a decrease of approximately $1.3 million or 44.1% compared to $3.0 million for the same period in 2007.  The decrease was primarily due to normal paydowns, calls and maturities of investment securities, which were used to fund loan growth. Average total investments for the three months ended March 31, 2008 were $160.0 million compared to average total investments for the same period in 2007 of $262.1 million, a decrease of approximately $102.1 million or 38.9%.  For the first quarter 2008, the average yield on total investments was 4.19% compared to 4.62% for the same quarter in 2007, a decrease of 43 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2008 was $11.1 million, an increase of approximately $1.1 million or 11.1% compared to $10.0 million for the same period in 2007. The increase primarily reflected an increase in interest-bearing deposits and other borrowings.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2008 was $9.7 million, an increase of approximately $540,000 or 5.9% compared to $9.1 million for the same period in 2007. The increase was primarily due to a higher volume of money market accounts. Average interest-bearing deposits for the three months ended March 31, 2008 were $980.9 million compared to average interest-bearing deposits for the same period in 2007 of $872.0 million, an increase of $108.9 million or 12.5%. The average interest rate paid on interest-bearing deposits for the first quarter of 2008 was 3.96% compared to 4.24% for the same quarter in 2007, a decrease of 28 basis points. The decline in interest rates paid for the three months ended March 31, 2008 was the result of interest rate cuts by the Federal Reserve.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended March 31, 2008 was $888,000, an increase of $564,000 compared to $324,000 for the same period in 2007. Average borrowed funds for the three months ended March 31, 2008 and 2007 were $113.6 million and $26.7 million, respectively. The average interest rate paid on borrowed funds for the first quarter of 2008 was 3.14%, compared to 4.92% for the same quarter in 2007.

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

	For The Three Months Ended March 31,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
Assets	(Dollars in thousands)
Loans	$1,215,736	$23,400	7.74%	$933,829	$20,621	8.96%
Taxable securities	128,524	1,372	4.29	174,833	1,864	4.32
Tax-exempt securities	5,936	73	4.95	6,895	85	5.00
Other investments (2)	7,561	87	4.63	4,938	68	5.58
Federal funds sold and other short-term investments	18,025	137	3.06	75,476	968	5.20
Total interest-earning assets	1,375,782	25,069	7.33	1,195,971	23,606	8.00
Allowance for loan losses	(13,933)			(11,641)
Total interest-earning assets, net of allowance for loan losses	1,361,849			1,184,330
Noninterest-earning assets	108,614			77,216
Total assets	$1,470,463			$1,261,546

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$58,994	$143	0.97%	$68,341	$205	1.22%
Savings and money market accounts	272,486	1,922	2.84	171,520	1,320	3.12
Time deposits	649,452	7,601	4.71	632,118	7,601	4.88
Junior subordinated debentures	36,083	520	5.76	36,083	520	5.76
Other borrowings	113,597	888	3.14	26,695	324	4.92
Total interest-bearing liabilities	1,130,612	11,074	3.94	934,757	9,970	4.33
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	199,816			202,256
Other liabilities	20,375			16,390
Total liabilities	1,350,803			1,153,403
Shareholders' equity	119,660			108,143
Total liabilities and shareholders' equity	$1,470,463			$1,261,546

Net interest income		$13,995			$13,636
Net interest spread			3.39%			3.68%
Net interest margin			4.09%			4.62%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2008 vs 2007
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$6,449	$(3,670)	$2,779
Taxable securities	(482)	(10)	(492)
Tax-exempt securities	(11)	(1)	(12)
Other investments	37	(18)	19
Federal funds sold and other short-term investments	(735)	(96)	(831)
Total increase (decrease) in interest income	5,258	(3,795)	1,463

Interest-bearing liabilities:
Interest-bearing demand deposits	(27)	(35)	(62)
Savings and money market accounts	795	(193)	602
Time deposits	274	(274)	–
Junior subordinated debentures	–	–	–
Other borrowings	1,066	(502)	564
Total increase (decrease) in interest expense	2,108	(1,004)	1,104

Increase (decrease) in net interest income	$3,150	$(2,791)	$359

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2008 was $1.6 million, an increase of approximately $1.5 million, compared to $137,000 for the same period in 2007. The increase was primarily due to loan growth and to increase the allowance for loan losses because of concerns about the general economic conditions in California.   The allowance for loan losses as a percent of total loans was 1.17% at March 31, 2008, down slightly compared with 1.18% at March 31, 2007, but up from 1.09% at December 31, 2007.

Noninterest Income.  Noninterest income for the three months ended March 31, 2008 was $2.1 million, an increase of approximately $463,000 compared to $1.7 million for the same period in 2007. The increase in noninterest income for the three months ended March 31, 2008 was primarily due to increases in the cash value of bank owned life insurance, letter of credit commissions and fees, and the gain on sale of SBA loans.

Noninterest Expense. Total noninterest expense for the three months ended March 31, 2008 was $11.0 million, an increase of approximately $738,000 or 7.2% compared to $10.2 million for the same quarter in 2007. The increase for the three months ended March 31, 2008 was primarily due to increases in salaries and benefits expense.  Salaries and benefits expense for the three months ended March 31, 2008 was $6.5 million, up $740,000 compared with $5.7 million for the same period in 2007. The increase was primarily due to increases in bonus accrual, salary expense due to increased personnel in California, employee health care benefits, severance expenses, and stock-based compensation expense.

Occupancy and equipment expense of $2.0 million and other noninterest expense of $2.5 million for the three months ended March 31, 2008 were approximately the same compared with the first quarter of 2007.

The Company’s efficiency ratio for the three months ended March 31, 2008 was 67.99%, an increase from 66.82% for the same quarter in 2007, and was primarily due to increased salaries and benefits expense as noted above.

Income Taxes. Income tax expense for the three months ended March 31, 2008 was $1.3 million, compared with $1.9 million for the same period in 2007. The Company’s effective tax rate was 37.5% and 37.4% for the three months ended March 31, 2008 and 2007, respectively.

Financial Condition

Loan Portfolio. Total loans at March 31, 2008 were $1.24 billion, an increase of $40.4 million or 3.4% compared with $1.20 billion at December 31, 2007. Compared to the loan level at December 31, 2007, real estate loans increased $29.0 million or 3.9% during the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, the ratio of total loans to total deposits was 103.79%, and 100.91%, respectively. Total loans represented 82.3% of total assets at both March 31, 2008 and December 31, 2007.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$469,902	37.73%	$458,117	38.01%
Real estate mortgage
Residential	10,236	0.83	5,306	0.44
Commercial	605,370	48.60	596,618	49.50
	615,606	49.43	601,924	49.94
Real estate construction
Residential	65,515	5.26	58,971	4.89
Commercial	88,971	7.14	80,208	6.65
	154,486	12.40	139,179	11.54
Consumer and other	5,517	0.44	6,132	0.51
Gross loans	1,245,511	100.00%	1,205,352	100.00%
Unearned discounts, interest and deferred fees	(3,247)		(3,441)
Total loans	1,242,264		1,201,911
Allowance for loan losses	(14,588)		(13,125)
Loans, net	$1,227,676		$1,188,786

Nonperforming Assets. Total nonperforming assets increased $1.6 million to $10.7 million at March 31, 2008 from $9.1 million at December 31, 2007. At March 31, 2008, total nonperforming assets consisted of $9.3 million in nonaccrual loans, $131,000 in accruing loans that were 90 days or more past due, and $1.3 million in other real estate.  During the first quarter 2008, nonaccrual loans increased by $2.9 million compared with December 31, 2007 primarily due to a $1.3 million loan relationship in Texas and a $1.2 million loan relationship in California being moved to nonaccrual status.  On a linked-quarter basis compared with December 31, 2007, other real estate decreased $210,000 primarily due to the sale of two properties in Texas.

Net nonperforming assets at March 31, 2008 were $8.2 million compared to $6.8 million at December 31, 2007, an increase of $1.4 million or 20.7%. The ratios for net nonperforming assets to total loans and other real estate at March 31, 2008 and December 31, 2007 were 0.66% and 0.56%, respectively. The ratios for net nonperforming assets to total assets were 0.54% and 0.46% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which totaled $2.5 million at March 31, 2008 compared to $2.3 million at December 31, 2007.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$9,264	$6,336
Accruing loans 90 days or more past due	131	1,284
Other real estate (“ORE”)	1,264	1,474
Total nonperforming assets	10,659	9,094
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,467)	(2,309)
Total net nonperforming assets	$8,192	$6,785

Total nonperforming assets to total assets	0.71%	0.62%
Total nonperforming assets to total loans and ORE	0.86%	0.76%
Net nonperforming assets to total assets (1).	0.54%	0.46%
Net nonperforming assets to total loans and ORE (1)	0.66%	0.56%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of March 31, 2008	As of December 31, 2007
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$5,333	$3,721
Impaired loans with a SFAS No. 114 valuation reserve	3,931	2,615
Total recorded investment in impaired loans	$9,264	$6,336

Valuation allowance related to impaired loans	$1,813	$1,131

The average recorded investment in impaired loans during the three months ended March 31, 2008 and the year ended December 31, 2007 was $8.2 million and $6.7 million, respectively. No interest income on impaired loans was recognized for cash payments received during the three months ended March 31, 2008.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2008 and 2007, the allowance for loan losses was $14.6 million and $11.9 million, respectively, or 1.17% and 1.18% of total loans, respectively.  At December 31, 2007, the allowance for loan losses was $13.1 million, or 1.09% of total loans. Net charge-offs for the three months ended March 31, 2008 were $121,000 compared to net recoveries of $327,000 for the same period in 2007.  The first quarter 2008 net charge-offs were primarily the result of a $90,000 partial charge off related to a real estate development loan in California.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2008		2007
	(Dollars in thousands)
Average total loans outstanding for the period	$1,215,736		$933,829
Total loans outstanding at end of period	$1,242,264		$1,006,278

Allowance for loan losses at beginning of period	$13,125		$11,436
Provision for loan losses	1,584		137
Charge-offs:
Commercial and industrial	–		–
Real estate mortgage	(136)		(219)
Real estate construction	–		–
Consumer and other	–		(7)
Total charge-offs	(136)		(226)

Recoveries:
Commercial and industrial	5		452
Real estate mortgage	8		99
Real estate construction	–		–
Consumer and other	2		2
Total recoveries	15		553
Net (charge-offs) recoveries	(121)		327

Allowance for loan losses at end of period	14,588		11,900

Reserve for unfunded lending commitments at beginning of period	816		793
Provision for unfunded lending commitments	91		126
Reserve for unfunded lending commitments at end of period	907		919

Allowance for credit losses	$15,495		$12,819

Ratio of allowance for loan losses to end of period total loans	1.17%		1.18%
Ratio of net (charge-offs) recoveries to average total loans	(0.01	) %	0.03%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	155.27%		155.90%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	210.57%		236.25%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.
(2)	Net nonperforming loans are nonaccrual loans plus loans over 90 days past due, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At March 31, 2008, the available for sale securities portfolio was $128.5 million, a decrease of $9.2 million or 6.7% compared with $137.7 million at December 31, 2007. The decrease was primarily due to principal payments, calls and maturities on mortgage-backed securities, collateralized mortgage obligations, and securities of U.S. government sponsored enterprises. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations and obligations of U.S. government sponsored enterprises. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements.  Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock and the investment in subsidiary trust, were $8.1 million at March 31, 2008 and $6.9 million at December 31, 2007.

Deposits. At March 31, 2008, total deposits were $1.20 billion, an increase of $5.9 million or 0.5% compared with $1.19 billion at December 31, 2007. Although total deposits increased, noninterest-bearing demand deposits at March 31, 2008 decreased $4.0 million or 1.9% to $205.2 million from $209.2 million at December 31, 2007. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2008 and December 31, 2007 was 17.1% and 17.6%, respectively. Interest-bearing deposits at March 31, 2008 were $991.7 million, an increase of $9.9 million or 1.0% compared with $981.8 million at December 31, 2007.

Junior Subordinated Debentures.  Junior subordinated debentures at March 31, 2008 and December 31, 2007 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings at March 31, 2008 were $132.4 million, an increase of approximately $32.6 million or 32.6% compared to other borrowings of $99.8 million at December 31, 2007. Other borrowings at March 31, 2008 primarily include $57.0 million of advances from the FHLB of Dallas, $50.0 million of advances from the FHLB of San Francisco and $25.0 million in security repurchase agreements.  The advances from the FHLB of Dallas bear interest at an average rate of 2.25% per annum and have maturities ranging from overnight to six months.   The advances from the FHLB of San Francisco have maturities ranging from overnight to 30 days, and bear an average rate of 2.42%.  Any maturities of any advances from the FHLBs since March 31, 2008 have been renewed with similar terms.   The security repurchase agreements bear an average rate of 2.88% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Three Months Ended March 31, 2008	As of and for the Year Ended December 31, 2007

	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	2	–
maximum month-end balance during the period	–	–

FHLB Notes:
at end of period	$107,000	$74,000
average during the period	87,964	25,516
maximum month-end balance during the period	109,000	74,000
Interest rate at end of period	2.33%	4.07%
Interest rate during the period	3.24	4.89

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	68
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	2.87%	2.87%
Interest rate during the period	2.88	2.94

Federal Reserve TT&L:
at end of period	$367	$796
average during the period	632	819
maximum month-end balance during the period	618	1,067

Liquidity. The Company’s loan to deposit ratio at March 31, 2008 and 2007 was 103.8% and  92.3%, respectively. As of March 31, 2008, the Company had commitments to fund loans in the amount of $321.5 million. At this same date, the Company had stand-by letters of credit of $11.5 million.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and unsecured lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $268.3 million from the FHLBs, $9.7 million from the FRB discount window, and $20.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2008 was $120.2 million compared to $117.4 million at December 31, 2007, an increase of approximately $2.8 million. This increase was primarily the combined result of $2.2 million in net income, an increase in additional paid-in capital of $163,000 due to the effect of dividend reinvestment and stock-based compensation, and a decrease in accumulated other comprehensive loss of $545,000, partially offset by dividends declared of approximately $433,000.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of March 31, 2008 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At March 31, 2008

The Company
Leverage ratio	4.00	%(1)	N/A %	8.98%
Tier 1 risk-based capital ratio	4.00		N/A	9.13
Risk-based capital ratio	8.00		N/A	10.39
MetroBank
Leverage ratio	4.00	%(2)	5.00%	8.87%
Tier 1 risk-based capital ratio	4.00		6.00	9.06
Risk-based capital ratio	8.00		10.00	10.11
Metro United
Leverage ratio	4.00	%(3)	5.0%	9.53%
Tier 1 risk-based capital ratio	4.00		6.00	9.60
Risk-based capital ratio	8.00		10.00	10.79
____________________________________
(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The Company believes estimates of fair value is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. The extent to which fair value is used on a recurring basis was significantly expanded upon the adoption of SFAS No. 159 and SFAS No. 157 during the first quarter, effective on January 1, 2008. An example of this recurring use of fair value includes available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include goodwill and intangible assets. Depending on the nature of the asset various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy established by SFAS No. 157 would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. As required under SFAS No. 157, any use of significant, unobservable inputs would be described in Note 9, “Fair Value,” to the Consolidated Financial Statements.

In estimating the fair values for investment securities the Company believes that independent, third-party market prices are the best evidence of exit price and where available, estimates are based on such prices. If such third-party market prices are not available on the exact securities owned, fair values are based on the market prices of similar instruments, independent pricing service estimates or are estimated using industry-standard or proprietary models whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.   Defaults Upon Senior Securities.

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.   Other Information.

Not applicable

Item 6.   Exhibits.

Exhibit
Number	Identification of Exhibit

3.1
Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-62667) (the "Registration Statement")).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: May 9, 2008		George M. Lee
Chief Executive Officer (principal executive officer)

Date: May 9, 2008	By:	/s/ David C. Choi
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

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

4	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

11	Computation of Earnings Per Common Share, included as Note (5) to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
* Filed herewith.
** Furnished herewith.