Form 10-Q
period 2008-06-30
METROCORP BANCSHARES INC
filed 2008-08-08
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 4, 2008, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,860,034.

PART I

FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$32,190	$28,889
Federal funds sold and other short-term investments	37,473	17,381
Total cash and cash equivalents	69,663	46,270
Securities available-for-sale, at fair value	115,600	137,749
Other investments	9,204	6,886
Loans, net of allowance for loan losses of $15,520 and $13,125, respectively	1,296,045	1,188,786
Accrued interest receivable	6,054	6,462
Premises and equipment, net	8,223	8,795
Goodwill	21,827	21,827
Core deposit intangibles	631	756
Customers' liability on acceptances	11,813	5,967
Foreclosed assets, net	2,230	1,474
Other assets	37,188	34,734
Total assets	$1,578,478	$1,459,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$224,935	$209,223
Interest-bearing	1,017,766	981,820
Total deposits	1,242,701	1,191,043
Junior subordinated debentures	36,083	36,083
Other borrowings	156,598	99,796
Accrued interest payable	1,344	1,727
Acceptances outstanding	11,813	5,967
Other liabilities	8,195	7,680
Total liabilities	1,456,734	1,342,296
Commitments and contingencies	–	–

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,851,496 shares and 10,825,837 shares outstanding at June 30, 2008 and December 31, 2007, respectively	10,995	10,995
Additional paid-in-capital	27,832	27,386
Retained earnings	85,848	82,211
Accumulated other comprehensive loss	(949)	(786)
Treasury stock, at cost, 143,469 and 169,128 shares at June 30, 2008 and December 31, 2007, respectively	(1,982)	(2,396)
Total shareholders' equity	121,744	117,410
Total liabilities and shareholders' equity	$1,578,478	$1,459,706

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$23,020	$22,908	$46,420	$43,529
Securities:
Taxable	1,276	1,768	2,648	3,632
Tax-exempt	64	76	137	161
Other investments	95	70	182	138
Federal funds sold and other short-term investments	146	850	283	1,818
Total interest income	24,601	25,672	49,670	49,278

Interest expense:
Time deposits	6,830	8,162	14,431	15,763
Demand and savings deposits	1,902	2,503	3,967	4,028
Junior subordinated debentures	520	525	1,040	1,045
Subordinated debentures and other borrowings	880	265	1,768	589
Total interest expense	10,132	11,455	21,206	21,425

Net interest income	14,469	14,217	28,464	27,853
Provision for loan losses	1,465	468	3,049	605
Net interest income after provision for loan losses	13,004	13,749	25,415	27,248

Noninterest income:
Service fees	1,206	1,262	2,449	2,478
Loan-related fees	183	151	364	328
Letters of credit commissions and fees	295	203	562	407
Gain on securities transactions, net	124	–	148	–
Gain on sale of loans	194	251	245	251
Other noninterest income	376	132	739	201
Total noninterest income	2,378	1,999	4,507	3,665

Noninterest expenses:
Salaries and employee benefits	5,931	6,251	12,417	11,997
Occupancy and equipment	1,982	2,042	3,941	4,012
Foreclosed assets, net	(389)	(132)	(332)	(90)
Impairment write-down on securities	1,540	–	1,540	–
Other noninterest expense	2,734	2,725	5,195	5,192
Total noninterest expenses	11,798	10,886	22,761	21,111

Income before provision for income taxes	3,584	4,862	7,161	9,802
Provision for income taxes	1,316	1,789	2,658	3,639
Net income	$2,268	$3,073	$4,503	$6,163

Earnings per common share:
Basic	$0.21	$0.28	$0.42	$0.56
Diluted	$0.21	$0.28	$0.41	$0.55
Weighted average shares outstanding:
Basic	10,819	10,962	10,815	10,957
Diluted	10,899	11,171	10,900	11,167

Dividends per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$2,268	$3,073	$4,503	$6,163

Other comprehensive loss, net of tax:
Unrealized loss on investment securities, net:
Unrealized holding loss arising during the period	(629)	(603)	(68)	(236)
Less: reclassification adjustment for gain included in net income	79	–	95	–
Other comprehensive loss	(708)	(603)	(163)	(236)
Total comprehensive income	$1,560	$2,470	$4,340	$5,927

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

			Additional		Accumulated Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total

Balance at December 31, 2007	10,826	$10,995	$27,386	$82,211	$(786)	$(2,396)	$117,410
Re-issuance of treasury stock	26	–	(107)	–	–	414	307
Stock-based compensation expense recognized in earnings	–	–	553	–	–	–	553
Net income	–	–	–	4,503	–	–	4,503
Other comprehensive income (loss)	–	–	–	–	(163)	–	(163)
Cash dividends ($0.08 per share)	–	–	–	(866)	–	–	(866)
Balance at June 30, 2008	10,852	$10,995	$27,832	$85,848	$(949)	$(1,982)	$121,744

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$4,503	$6,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,062	895
Provision for loan losses	3,049	605
Impairment write-down on securities	1,540	–
Gain on sale or call of securities, net	(148)	–
Gain on foreclosed assets	(447)	(268)
Loss on sale and disposal of premises and equipment	9	–
Gain on sale of loans	(245)	(251)
Amortization of premiums and discounts on securities	29	35
Amortization of deferred loan fees and discounts	(1,269)	(1,345)
Amortization of core deposit intangibles	125	173
Stock-based compensation	553	458
Changes in:
Accrued interest receivable	408	(485)
Other assets	(2,364)	(1,664)
Accrued interest payable	(383)	132
Other liabilities	514	1,507
Net cash provided by operating activities	6,936	5,955

Cash flows from investing activities:
Purchases of securities available-for-sale	(17,968)	(378)
Purchase of bank owned life insurance	–	(25,000)
Proceeds from sales of securities available-for-sale	4,849	–
Proceeds from maturities, principal paydowns and calls of securities available-for-sale	31,276	17,242
Net change in loans	(111,024)	(191,503)
Proceeds from sale of foreclosed assets	1,921	551
Proceeds from sale of premises and equipment	7	–
Purchases of premises and equipment	(506)	(1,811)
Net cash used in investing activities	(91,445)	(200,899)

Cash flows from financing activities:
Net change in:
Deposits	51,658	123,006
Other borrowings	56,802	(15,577)
Proceeds from stock option exercises	–	108
Re-issuance of treasury stock	307	273
Dividends paid	(865)	(875)
Net cash provided by financing activities	107,902	106,935

Net increase (decrease) in cash and cash equivalents	23,393	(88,009)
Cash and cash equivalents at beginning of period	46,270	151,358
Cash and cash equivalents at end of period	$69,663	$63,349

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of MetroCorp Bancshares, Inc. (the “Company”) and wholly-owned subsidiaries, MetroBank, National Association (“MetroBank”) and Metro United Bank (“Metro United”), in Texas and California, respectively (collectively, the “Banks”).  MetroBank is engaged in commercial banking activities through its thirteen branches in the greater Houston and Dallas, Texas metropolitan areas, and Metro United is engaged in commercial banking activities through its six branches in the San Diego, Los Angeles and San Francisco, California metropolitan areas. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Interim period results are not necessarily indicative of results for a full-year or any other period.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2008						As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(In thousands)
Securities available for sale
US Government agencies	$23		$1		$(1)	$23	$24		$2		$(1)	$25
US Government sponsored enterprises	16,397		1		(539)	15,859	20,473		10		(10)	20,473
Obligations of state and political subdivisions	3,852		35	─		3,887	5,936		162		(7)	6,091
Mortgage-backed securities and collateralized mortgage obligations	78,405		269		(1,234)	77,440	92,673		173		(1,123)	91,723
Other debt securities	6		1		(1)	6	33	─		─		33
Investment in ARM and CRA funds	18,419	─			(34)	18,385	19,858		39		(493)	19,404
Total available for sale securities	$117,102		$307		$(1,809)	$115,600	$138,997		$386		$(1,634)	$137,749

Other investments
FHLB/Federal Reserve Bank stock	$8,121	$	─	$	─	$8,121	$5,803	$	─	$	─	5,803
Investment in subsidiary trust	1,083		─		─	1,083	1,083		─		─	1,083
Total other investments	$9,204	$	─	$	─	$9,204	$6,886	$	─	$	─	$6,886

The following table displays the gross unrealized losses and fair value of investments as of June 30, 2008 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale	(In thousands)
US Government agencies	$10	$(1)	$ ─	$ ─	$10	$(1)
U S Government sponsored enterprises	14,358	(539)	─	─	14,358	(539)
Mortgage-backed securities and collateralized mortgage obligations	25,605	(449)	19,500	(785)	45,105	(1,234)
Other debt securities	6	(1)	─	─	6	(1)
Investment in ARM and CRA funds	4,747	(34)	─	─	4,747	(34)
Total securities	$44,726	$(1,024)	$19,500	$(785)	$64,226	$(1,809)

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on the securities as of June 30, 2008 should be considered other-than-temporary.

The Company recognized an other-than-temporary impairment charge of approximately $1.5 million pre-tax, or $953,000 net of tax, on its $14.2 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”) as of June 30, 2008.   The Fund is a mutual fund investing primarily in adjustable rate agency and private label mortgage-backed securities.  The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the net asset value of the Fund, and because the Fund manager activated the redemption-in-kind provision on May 6, 2008 to protect shareholders against forced liquidation of Fund holdings to satisy cash redemptions. The decline is not attributable to credit losses of the underlying securities of the Fund, but is instead a reflection of downgrades of the securities in the Fund's portfolio by one or more of the three major rating agencies, and general market conditions for private label mortgage-backed securities.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss, distributed in the form of securities held by the Fund that approximates the Company's respective interest in each of the underlying securities.

The redemption of securities from the Fund will result in the Company receiving all of the principal payments, including prepayments, made each month on the securities and will eliminate the 45 basis point fund management fee currently assessed on the securities held in the Fund. The redemption also eliminated the non-maturity characteristic associated with investments in a mutual fund since each individual security has a final maturity date.

The Company also reviewed the impairment related to two other mutual funds with a total book value of approximately $5.7 million as of June 30, 2008 and determined that the impairment on one fund was other-than-temporary. Accordingly, the Company recorded a non-cash impairment charge of $74,000 pre-tax, or $48,000 net of tax. The unrealized loss on the remaining fund was approximately $34,000 at June 30, 2008 and such impairment was determined to not be other-than-temporary.

3.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Allowance for loan losses at beginning of period	$14,588	$11,900	$13,125	$11,436
Provision for loan losses	1,465	468	3,049	605
Charge-offs	(623)	(301)	(759)	(527)
Recoveries	90	594	105	1,147
Allowance for loan losses at end of period	$15,520	$12,661	$15,520	$12,661

4.	INCOME TAXES

The Company had no unrecognized income taxes as of June 30, 2008, and as a result there is no impact on the Company's effective tax rate. Additionally, the Company does not anticipate a significant change in the balance of unrecognized income taxes within the next 12 months. As of June 30, 2008, the Company has not accrued any interest and penalties related to unrecognized income taxes.

The Company is subject to taxation in the United States as well as Texas and California.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  The Company is open to federal tax authority examinations for the tax years ended December 31, 2004 through December 31, 2007.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted common shares can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options and restricted common shares that are antidilutive are excluded from earnings per share calculation.  Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  Restricted common shares are antidilutive when the value at grant date is greater than the current market price of the Company’s common stock.  As of June 30, 2008 and 2007, there were 285,342 and 48,865 antidilutive common shares, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,268	$3,073	$4,503	$6,163

Weighted average common shares in basic EPS	10,819	10,962	10,815	10,957
Effect of dilutive securities	80	209	85	210
Weighted average common and potentially dilutive common shares used in diluted EPS	10,899	11,171	10,900	11,167

Earnings per common share:
Basic	$0.21	$0.28	$0.42	$0.56
Diluted	$0.21	$0.28	$0.41	$0.55

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of June 30, 2008 and December 31, 2007 is presented below:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Unfunded loan commitments including unfunded lines of credit	$319,075	$315,370
Standby letters of credit	11,884	9,290
Commercial letters of credit	11,621	12,853
Operating leases	8,894	9,754
Total financial instruments with off-balance sheet risk	$351,474	$347,267

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

The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30, 2008				For the three months ended June 30, 2007
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$18,187	$6,398	$16	$24,601	$19,551	$6,105	$16	$25,672
Total interest expense	6,644	2,966	522	10,132	7,773	3,157	525	11,455
Net interest income	11,543	3,432	(506)	14,469	11,778	2,948	(509)	14,217
Provision for loan losses	914	551	─	1,465	19	449	─	468
Net interest income after provision for loan losses	10,629	2,881	(506)	13,004	11,759	2,499	(509)	13,749
Noninterest income	2,567	149	(338)	2,378	2,060	134	(195)	1,999
Noninterest expenses	9,070	2,431	297	11,798	8,218	2,410	258	10,886
Income before income tax provision	4,126	599	(1,141)	3,584	5,601	223	(962)	4,862
Provision for income taxes	1,469	199	(352)	1,316	1,926	120	(257)	1,789
Net income	$2,657	$400	$(789)	$2,268	$3,675	$103	$(705)	$3,073

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended June 30, 2008				For the six months ended June 30, 2007
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$36,743	$12,894	$33	$49,670	$38,140	$11,104	$34	$49,278
Total interest expense	13,886	6,278	1,042	21,206	14,652	5,727	1,046	21,425
Net interest income	22,857	6,616	(1,009)	28,464	23,488	5,377	(1,012)	27,853
Provision for loan losses	1,604	1,445	─	3,049	19	586	─	605
Net interest income after provision for loan losses	21,253	5,171	(1,009)	25,415	23,469	4,791	(1,012)	27,248
Noninterest income	4,929	254	(676)	4,507	3,683	210	(228)	3,665
Noninterest expenses	17,068	5,158	535	22,761	16,074	4,502	535	21,111
Income before income tax provision	9,114	267	(2,220)	7,161	11,078	499	(1,775)	9,802
Provision for income taxes	3,169	138	(649)	2,658	3,898	245	(504)	3,639
Net income	$5,945	$129	$(1,571)	$4,503	$7,180	$254	$(1,271)	$6,163

	As of June 30, 2008				As of June 30, 2007
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$932,030	$364,015	$–	$1,296,045	$779,941	$287,673	$–	$1,067,614
Total assets	1,145,890	433,386	(798)	1,578,478	1,047,647	335,561	1,320	1,384,528
Deposits	922,798	323,519	(3,616)	1,242,701	939,625	272,071	(7,026)	1,204,670

9. FAIR VALUE

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009.

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

Securities.  Where quoted prices are available in an active market, securities are reported at fair value utilizing Level 1 inputs.  Level 1 securities are comprised of bond funds.  If quoted market prices are not available, the Company obtains fair values from an independent pricing service.  The fair value measurements consider observable data that may include pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Level 2 securities are comprised of highly liquid government bonds, and collateralized mortgage and debt obligations.

Impaired Loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on the fair value of the underlying collateral determined by independent appraisals.

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

Assets measured at fair value on a recurring basis
	Fair Value Measurements at June 30, 2008, Using
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements June 30, 2008
Securities available-for-sale	$18,385	$97,215	$–	$115,600

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

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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

10.  RELATED PARTY TRANSACTIONS

In June 2008, the Company issued an aggregate of $4.0 million of its 2008 Subordinated Debentures through a private placement, with $2.0 million sold to the Company’s Chairman of the Board and $2.0 million sold to an affiliate of a Company Director.  The debentures accrue interest at a fixed rate of 5% payable quarterly commencing on September 30, 2008, and mature in December 2008.    The proceeds from issuance of the 2008 Subordinated Debentures were used to contribute capital to the Banks.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of Statement No. 162 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

Overview

The Company recorded net income of $2.3 million for the three months ended June 30, 2008, down approximately $805,000 compared with net income of $3.1 million for the same quarter in 2007. The Company’s diluted earnings per share (“EPS”) for the three months ended June 30, 2008 was $0.21, a decrease of $0.07 per diluted share compared with diluted EPS of $0.28 for the same quarter in 2007. Net income for the six months ended June 30, 2008 was $4.5 million, a decrease of approximately $1.7 million compared with $6.2 million for the same period in 2007. The Company’s diluted EPS for the six months ended June 30, 2008 was $0.41, a decrease of $0.14 compared with $0.55 for the same period in 2007.  Details of the changes in the various components of net income are further discussed below.

Total assets were $1.58 billion at June 30, 2008, up approximately $118.8 million or 8.1% compared with $1.46 billion at December 31, 2007. Investment securities at June 30, 2008 were $115.6 million, down approximately $22.1 million or 16.1% compared with $137.7 million at December 31, 2007.  Net loans at June 30, 2008 were $1.30 billion, up approximately $107.3 million or 9.0% compared with $1.19 billion at December 31, 2007. Total deposits at June 30, 2008 were $1.24 billion, up approximately $51.7 million or 4.3% compared with $1.19 billion at December 31, 2007. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2008 and 2007 was 0.59% and 0.91%, respectively.  The Company’s ROAA for the six months ended June 30, 2008 and 2007 was 0.60% and 0.95%, respectively.

Shareholders’ equity at June 30, 2008 was $121.7 million compared with $117.4 million at December 31, 2007, an increase of approximately $4.3 million or 3.7%.  The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2008 and 2007 was 7.46% and 11.04%, respectively.  The Company’s ROAE for the six months ended June 30, 2008 and 2007 was 7.49% and 11.31%, respectively.

The Company recognized an other-than-temporary impairment charge of $1.5 million pre-tax, or $953,000 net of tax, on its $14.2 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”) as of June 30, 2008.   The Fund is a mutual fund investing primarily in adjustable rate agency and private label mortgage backed securities.  The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the net asset value of the Fund and because the Fund manager activated the redemption-in-kind provision on May 6, 2008 to protect shareholders against forced liquidation of Fund holdings to satisfy cash redemptions. In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss distributed in the form of securities held by the Fund that approximates the Company's respective interest in each of the underlying securities.

In June 2008, the Company issued an aggregate of $4.0 million in subordinated debentures through a private placement to the Company’s Chairman of the Board and an affiliate of a Company Director.  The proceeds from issuance of the subordinated debentures were used to contribute capital to the Banks.

During the second quarter of 2008, the Company opened a new branch in Garland, Texas as a part of the strategy to expand its presence in the greater Dallas metropolitan area.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2008, net interest income, before the provision for loan losses, was $14.5 million, up approximately $252,000 or 1.8% compared with $14.2 million for the same quarter in 2007. The increase was due primarily to increased loan volume partially offset by lower yields on average earning assets due to interest rate cuts by the Federal Reserve.  The increase in net interest income reflects a $1.1 million decrease in interest income that was offset by a $1.3 million decrease in interest expense. Average interest-earning assets for the three months ended June 30, 2008 were $1.46 billion, up approximately $178.8 million or 14.0% compared with $1.28 billion for the same quarter in 2007. The weighted average yield on interest-earning assets for the three months ended June 30, 2008 was 6.80%, down 127 basis points compared with 8.07% for the same quarter in 2007. Average interest-bearing liabilities for the three months ended June 30, 2008 were $1.19 billion, up approximately $169.4 million or 16.6% compared with $1.02 billion for the same quarter in 2007. The weighted average rate paid on interest-bearing liabilities for the three months ended June 30, 2008 was 3.43%, down 108 basis points compared with 4.51% for the same quarter in 2007.  Interest rate cuts by the Federal Reserve resulted in a decrease in all yields and costs for the three and six months ended June 30, 2008, compared with the same period in 2007.

For the six months ended June 30, 2008, net interest income, before the provision for loan losses, was $28.5 million, up approximately $611,000 or 2.2% compared with $27.9 million for the same period in 2007. The increase was due primarily to increased loan volume partially offset by lower yields on average earning assets.  The increase reflects a $392,000 increase in interest income and a $219,000 decrease in interest expense.  Average interest-earning assets for the six months ended June 30, 2008 were $1.42 billion, up approximately $179.1 million or 14.5% compared with $1.24 billion for the same period in 2007. The weighted average yield on interest-earning assets for the six months ended June 30, 2008 was 7.06%, down 98 basis points compared with 8.04% for the same period in 2007.  Average interest-bearing liabilities for the six months ended June 30, 2008 were $1.16 billion, up approximately $182.4 million or 18.7% compared with $977.0 million for the same period in 2007. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2008 was 3.68%, down 74 basis points compared with 4.42% for the same period in 2007.

The net interest margin for the three months ended June 30, 2008 was 4.00%, down 47 basis points compared with 4.47% for the same quarter in 2007.  The yield on average earning assets decreased 127 basis points, which was partially offset by a decrease in the cost of average earning assets of 80 basis points.

The net interest margin for the six months ended June 30, 2008 was 4.04%, down 50 basis points compared with 4.54% for the same period in 2007.  For the six months ended June 30, 2008, the yield on average earning assets decreased 98 basis points, which was partially offset by a decrease in the cost of average earning assets of 48 basis points.

Total Interest Income. Total interest income for the three months ended June 30, 2008 was $24.6 million, down approximately $1.1 million or 4.2% compared with $25.7 million for the same period in 2007. Although total interest earning assets increased, the impact of interest rate cuts during the second quarter 2008 offset the effect of volume increases.  Total interest income for the six months ended June 30, 2008 was $49.7 million, up approximately $392,000 or 0.8% compared with $49.3 million for the same period in 2007, primarily due to loan growth but partially offset by decreases in average yield.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2008 was $23.0 million, up approximately $112,000 or 0.5% compared with $22.9 million for the same quarter in 2007. The increase was the result of a higher volume of loans, partially offset by decreases in average yield.   Average total loans for the three months ended June 30, 2008 were $1.29 billion compared with average total loans for the same quarter in 2007 of $1.03 billion, an increase of approximately $259.6 million or 25.2%. For the three months ended June 30, 2008, the yield on average total loans was 7.17%, down 173 basis points compared with 8.90% for the same quarter in 2007.

Interest income from loans for the six months ended June 30, 2008 was $46.4 million, up approximately $2.9 million or 6.6% compared with $43.5 million for the same period in 2007. The increase was the result of a higher volume of loans, partially offset by a lower yield on loans.   Average total loans for the six months ended June 30, 2008 were $1.25 billion compared with average total loans for the same period in 2007 of $983.1 million, an increase of approximately $270.5 million or 27.5%. For the six months ended June 30, 2008, the yield on average total loans was 7.45%, down 148 basis points compared with 8.93% for the same period in 2007.

Approximately $926.7 million or 70.5% of the total loan portfolio at June 30, 2008 were variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  For the three months ended June 30, 2008, the yield on average total loans was approximately 209 basis points above the average prime rate over the period.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At June 30, 2008, approximately $647.7 million in loans or 49.3% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.92%.  At June 30, 2007, variable rate loans with interest rate floors carried a weighted average interest rate of 8.93% and comprised 47.2% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended June 30, 2008 was $1.6 million, a decrease of approximately $1.2 million or 42.8% compared with $2.8 million for the same quarter in 2007.  Average total investments for the three months ended June 30, 2008 were $163.7 million compared with average total investments for the same quarter in 2007 of $244.5 million, a decrease of approximately $80.8 million or 33.0%. The decreases in interest income from investments and in average total investments were primarily the result of declining interest rates, and maturities, sales and paydowns on the investment portfolio.  For the three months ended June 30, 2008, the average yield on investments was 3.88% compared with 4.53% for the same quarter in 2007, a decrease of 65 basis points.

Interest income from investments for the six months ended June 30, 2008 was $3.3 million, down approximately $2.4 million or 43.5% compared with $5.7 million for the same period in 2007.  Average total investments for the six months ended June 30, 2008 were $161.9 million compared with average total investments for the same quarter in 2007 of $253.3 million, a decrease of approximately $91.4 million or 36.1%. The decreases in interest income from investments and in average total investments were primarily the result of declining interest rates, and maturities, sales and paydowns on the investment portfolio.   For the six months ended June 30, 2008, the average yield on investments was 4.04% compared with 4.58% for the same quarter in 2008, a decrease of 54 basis points.

Total Interest Expense. Total interest expense for the three months ended June 30, 2008 was $10.1 million, down approximately $1.4 million or 11.5% compared with $11.5 million for the same quarter in 2007. Total interest expense for the six months ended June 30, 2008 was $21.2 million, down approximately $219,000 or 1.0% compared with $21.4 million for the same period in 2007. Interest expense decreased for both the three and six months ended June 30, 2008 primarily due to decreases in interest rates paid on deposits, partially offset by growth in other borrowings and deposits.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended June 30, 2008 was $8.7 million, down approximately $2.0 million or 18.1% compared with $10.7 million for the same period in 2007. The decrease was primarily due to lower interest rates incurred for interest-bearing deposits partially offset by growth in savings and money market deposits.  Average interest-bearing deposits for the three months ended June 30, 2008 were $1.0 billion compared with average interest-bearing deposits for the same quarter in 2007 of $960.9 million, an increase of $41.0 million or 4.3%. The average interest rate incurred on interest-bearing deposits for the three months ended June 30, 2008 was 3.51% compared with 4.45% for the same quarter in 2007, a decrease of 94 basis points. The decrease in interest rates primarily reflected the impact of market rate decreases.

Interest expense on interest-bearing deposits for the six months ended June 30, 2008 was $18.4 million, down approximately $1.4 million or 7.0% compared with $19.8 million for the same period in 2007.  The decrease was primarily due to lower interest rates incurred for interest-bearing deposits partially offset by growth in savings and money market deposits.  Average interest-bearing deposits for the six months ended June 30, 2008 were $991.4 million compared with average interest-bearing deposits for the same period in 2007 of $916.7 million, an increase of $74.7 million or 8.2%. The average interest rate incurred on interest-bearing deposits for the six months ended June 30, 2008 was 3.73% compared with 4.35% for the same period in 2007, a decrease of 62 basis points.  The decrease in interest rates primarily reflected the impact of market rate decreases.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended June 30, 2008 and 2007 was $520,000, and $525,000, respectively. Interest expense on junior subordinated debentures for the six months ended June 30, 2008 and 2007 was $1.0 million. Average junior subordinated debentures for the three and six months ended June 30, 2008 and 2007 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three and six months ended June 30, 2008 and 2007 was 5.76%. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.

Interest Expense on Other Borrowings. Interest expense on other borrowed funds for the three months ended June 30, 2008 was $880,000, up approximately $615,000 compared with $265,000 for the same period in 2007.   Interest expense on other borrowed funds for the six months ended June 30, 2008 was $1.8 million, up approximately $1.2 million compared with $589,000 for the same period in 2007.   The increase in interest expense for both the three and six months ended June 30, 2008 was due to increases in Federal Home Loan Bank (“FHLB”) advances and security repurchases agreements, which were partially offset by lower interest rates paid. As part of its strategy to control interest expense, the Company took advantage of lower cost wholesale funding in lieu of higher cost deposits.  Average other borrowed funds for the three months ended June 30, 2008 were $150.1 million compared with average other borrowed funds for the same quarter in 2007 of $21.7 million, an increase of $128.4 million.  The average interest rate incurred on borrowed funds for the three months ended June 30, 2008 was 2.36%, compared with 4.89% for the same quarter in 2007, a decrease of 253 basis points.  Average other borrowed funds for the six months ended June 30, 2008 were $131.9 million compared with average other borrowed funds for the same period in 2007 of $24.2 million, an increase of $107.7 million.  The average interest rate incurred on borrowed funds for the six months ended June 30, 2008 was 2.70%, compared with 4.91% for the same period in 2007, a decrease of 221 basis points.

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

	For The Three Months Ended June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,291,494	$23,020	7.17%	$1,031,921	$22,908	8.90%
Taxable securities	119,572	1,276	4.29	167,679	1,768	4.23
Tax-exempt securities	5,202	64	4.95	6,205	76	4.91
Other investments (2)	8,801	95	4.34	4,856	70	5.78
Federal funds sold and other short-term investments	30,155	146	1.95	65,774	850	5.18
Total interest-earning assets	1,455,224	24,601	6.80	1,276,435	25,672	8.07
Allowance for loan losses	(15,065)			(12,490)
Total interest-earning assets, net of allowance for loan losses	1,440,159			1,263,945
Noninterest-earning assets	109,378			86,565
Total assets	$1,549,537			$1,350,510

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$58,892	114	0.78%	$64,065	187	1.17%
Savings and money market accounts	281,310	1,788	2.56	237,231	2,316	3.92
Time deposits	661,655	6,830	4.15	659,576	8,162	4.96
Junior subordinated debentures	36,083	520	5.76	36,083	525	5.76
Other borrowings	150,136	880	2.36	21,748	265	4.89
Total interest-bearing liabilities	1,188,076	10,132	3.43	1,018,703	11,455	4.51
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	219,318			203,075
Other liabilities	19,935			17,057
Total liabilities	1,427,329			1,238,835

Shareholders' equity	122,208			111,675
Total liabilities and shareholders' equity	$1,549,537			$1,350,510

Net interest income		$14,469			$14,217
Net interest spread			3.37%			3.56%
Net interest margin			4.00%			4.47%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Six Months Ended June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,253,615	$46,420	7.45%	$983,146	$43,529	8.93%
Taxable securities	124,048	2,648	4.29	171,236	3,632	4.28
Tax-exempt securities	5,569	137	4.95	6,548	161	4.96
Other investments (2)	8,181	182	4.47	4,897	138	5.68
Federal funds sold and other short-term investments	24,090	283	2.36	70,598	1,818	5.19
Total interest-earning assets	1,415,503	49,670	7.06	1,236,425	49,278	8.04
Allowance for loan losses	(14,499)			(12,068)
Total interest-earning assets, net of allowance for loan losses	1,401,004			1,224,357
Noninterest-earning assets	108,996			81,917
Total assets	$1,510,000			$1,306,274

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$58,943	257	0.88%	$66,191	392	1.19%
Savings and money market accounts	276,898	3,710	2.69	204,557	3,636	3.58
Time deposits	655,553	14,431	4.43	645,923	15,763	4.92
Junior subordinated debentures	36,083	1,040	5.76	36,083	1,045	5.76
Other borrowings	131,867	1,768	2.70	24,208	589	4.91
Total interest-bearing liabilities	$1,159,344	21,206	3.68	$976,962	21,425	4.42
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	209,567			202,668
Other liabilities	20,155			16,725
Total liabilities	1,389,066			1,196,355

Shareholders' equity	120,934			109,919
Total liabilities and shareholders' equity	$1,510,000			$1,306,274

Net interest income		$28,464			$27,853
Net interest spread			3.38%			3.61%
Net interest margin			4.04%			4.54%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 vs 2007			2008 vs 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$5,699	$(5,587)	$112	$12,104	$(9,213)	$2,891
Taxable securities	(511)	19	(492)	(994)	10	(984)
Tax-exempt securities	(12)	–	(12)	(24)	–	(24)
Other investments	57	(32)	25	93	(49)	44
Federal funds sold and other short-term investments	(461)	(243)	(704)	(1,197)	(338)	(1,535)
Total increase (decrease) in interest income	4,772	(5,843)	(1,071)	9,982	(9,590)	392

Interest-bearing liabilities:
Interest-bearing demand deposits	(15)	(58)	(73)	(42)	(93)	(135)
Savings and money market accounts	425	(953)	(528)	1,296	(1,222)	74
Time deposits	7	(1,339)	(1,332)	275	(1,607)	(1,332)
Junior subordinated debentures	(5)	–	(5)	(5)	–	(5)
Other borrowings	1,562	(947)	615	2,624	(1,445)	1,179
Total increase (decrease) in interest expense	1,974	(3,297)	(1,323)	4,148	(4,367)	(219)

Increase (decrease) in net interest income	$2,798	$(2,546)	$252	$5,834	$(5,223)	$611

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2008 was $1.5 million, up approximately $997,000, compared with $468,000 for the same period in 2007.  The provision for loan losses for the six months ended June 30, 2008 was $3.0 million, up approximately $2.4 million, compared with $605,000 for the same period in 2007. The increase for the three months ended June 30, 2008 was primarily due to loan growth and to increase the allowance for loan losses due to charge-offs.  The increase for the six months ended June 30, 2008 was primarily due to loan growth and to increase the allowance for loan losses due to charge-offs and because of concerns about the general economic conditions in California.  The allowance for loan losses as a percent of total loans (net of unearned discounts, interest, and deferred fees) at June 30, 2008 and 2007 was 1.18% and 1.17%, respectively. The allowance for loan losses as a percent of total loans at December 31, 2007 was 1.09%.

Noninterest Income. Noninterest income for the three months ended June 30, 2008 was $2.4 million, up approximately $379,000 or 19.0% compared with the same three months in 2007.   Noninterest income for the six months ended June 30, 2008 was $4.5 million, up approximately $842,000 or 23.0% compared with the same period in 2007. The increase in noninterest income for the three and six months ended June 30, 2008 was primarily due to an increase in the cash value of bank owned life insurance, the net gain on sale of securities, and an increase in letter of credit commissions and fees.

Noninterest Expenses. Noninterest expenses for the three months ended June 30, 2008 were $11.8 million, up approximately $912,000 or 8.4% compared with $10.9 million for the same period in 2007.  Noninterest expenses for the six months ended June 30, 2008 were $22.8 million, up $1.7 million or 7.8% compared with $21.1 million for the same period in 2007.  Changes in the components of noninterest expenses are discussed below.

Salaries and benefits expense for the three months ended June 30, 2008 was $5.9 million, a decrease of $320,000 compared with $6.3 million for the same period in 2007.  The decrease was primarily due to decreases in employee health care benefits, bonus accrual, and salary expense due to a reduction in headcount in both Texas and California, which were partially offset by an increase in stock-based compensation expense.

Salaries and benefits expense for the six months ended June 30, 2008 was $12.4 million, an increase of $420,000 compared with $12.0 million for the same period in 2007 primarily due to increases in bonus accrual, stock-based compensation expense, and severance expenses.

Occupancy and equipment expense for the three months ended June 30, 2008 and 2007 was $2.0 million.  Occupancy and equipment expense for the six months ended June 30, 2008 was $3.9 million, down $71,000 or 1.8% compared with $4.0 million for the same period in 2007.

Other noninterest expense, excluding the $1.5 million impairment write-down for securities, for the three months ended June 30, 2008 and 2007 was $2.7 million. Other noninterest expense, excluding the impairment write-down for securities, for the six months ended June 30, 2008 and 2007 was $5.2 million.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus non-inerest income.  The Company’s efficiency ratio for the three months ended June 30, 2008 was 60.89% compared with 67.13% for the same quarter in 2007, and was primarily due to the decrease in noninterest expense, excluding the impairment write-down, combined with the increases in noninterest income and net interest income previously discussed above.  The Company’s efficiency ratio for the six months ended June 30, 2008 was 64.36%, compared with 66.98% for the same period in 2007.

Income Taxes. Income tax expense for the three months ended June 30, 2008 and 2007 was $1.3 million and $1.8 million, respectively. The Company’s effective tax rate was 36.72% and 36.80% for the three months ended June 30, 2008 and 2007, respectively.  Income tax expense for the six months ended June 30, 2008 and 2007 was $2.7 million and $3.6 million, respectively. The Company’s effective tax rate was 37.12% and 37.13% for the six months ended June 30, 2008 and 2007, respectively.

Financial Condition

Loan Portfolio. Total loans at June 30, 2008 were $1.31 billion, up $109.7 million or 9.1% compared with $1.20 billion at December 31, 2007. Compared with the loan level at December 31, 2007, commercial and industrial loans increased $9.0 million and real estate loans increased $101.8 million during the six months ended June 30, 2008.  At June 30, 2008 and December 31, 2007, the ratio of total loans to total deposits was 105.54% and 100.91% respectively. At the same dates, total loans represented 83.1% and 82.3% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of June 30, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$467,096	35.52%	$458,117	38.01%
Real estate mortgage
Residential	11,527	0.88	5,306	0.44
Commercial	664,217	50.51	596,618	49.50
	675,744	51.39	601,924	49.94
Real estate construction
Residential	53,115	4.04	58,971	4.89
Commercial	114,021	8.67	80,208	6.65
	167,136	12.71	139,179	11.54
Consumer and other	4,988	0.38	6,132	0.51
Gross loans	1,314,964	100.00%	1,205,352	100.00%
Unearned discounts, interest and deferred fees	(3,399)		(3,441)
Total loans	1,311,565		1,201,911
Allowance for loan losses	(15,520)		(13,125)
Loans, net	$1,296,045		$1,188,786

Nonperforming Assets. Total nonperforming assets, which includes nonaccrual loans, loans 90 days or more past due and still accruing interest and other real estate, at June 30, 2008 were $10.7 million, an increase of $1.6 million or 18.0% compared with $9.1 million at December 31, 2007.  The increase was primarily due to a commercial real estate loan and a commercial loan in California, and three commercial real estate loan relationships in Texas, which were partially offset by the sale of two other real estate properties in Texas.   At June 30, 2008, nonperforming assets primarily consisted of $7.7 million in nonaccrual loans, $801,000 in accruing loans that were 90 days or more past due, and $2.2 million in other real estate. Approximately $4.2 million of the nonaccrual loans are collateralized by real estate, which represented 54.1% of total nonaccrual loans at June 30, 2008.  Other real estate increased $756,000 to $2.2 million at June 30, 2008 compared with $1.5 million at December 31, 2007.  The increase was due to the addition of one commercial real estate property in Texas in the amount of $1.2 million and one commercial real estate property in California in the amount of $1.0 million, partially offset by the sale of two commercial real estate properties in Texas totaling $1.5 million.  Net nonperforming assets at June 30, 2008 were $8.5 million compared with $6.8 million at December 31, 2007, an increase of $1.7 million or 24.9%.

The ratios for net nonperforming assets to total loans and other real estate at June 30, 2008 and December 31, 2007 were 0.64% and 0.56%, respectively. The ratios for net nonperforming assets to total assets were 0.54% and 0.46% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $2.3 million at June 30, 2008 and December 31, 2007.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2008	As of December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$7,696	$6,336
Accruing loans 90 days or more past due	801	1,284
Other real estate (“ORE”)	2,230	1,474
Total nonperforming assets	10,727	9,094
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,255)	(2,309)
Net nonperforming assets	$8,472	$6,785

Total nonperforming assets to total assets	0.68%	0.62%
Total nonperforming assets to total loans and ORE	0.82%	0.76%
Net nonperforming assets to total assets (1)	0.54%	0.46%
Net nonperforming assets to total loans and ORE (1)	0.64%	0.56%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:
	As of June 30, 2008	As of December 31, 2007
	(Dollars in thousands)
Impaired loans with no SFAS No 114 valuation reserve	$6,855	$3,721
Impaired loans with a SFAS No 114 valuation reserve	841	2,615
Total recorded investment in impaired loans	$7,696	$6,336

Valuation allowance related to impaired loans	$1,049	$1,131

The average recorded investment in impaired loans during the six months ended June 30, 2008 and the year ended December 31, 2007 was $8.4 million and $6.7 million, respectively.  No interest income on impaired loans was recognized for cash payments received during the three and six months ended June 30, 2008.

 Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2008 and 2007, the allowance for loan losses was $15.5 million and $12.7 million, respectively, or 1.18% and 1.17% of total loans, respectively.  At December 31, 2007, the allowance for loan losses was $13.1 million, or 1.09% of total loans.  Net charge-offs for the three months ended June 30, 2008 were $533,000 compared with net recoveries of $293,000 for the same period in 2007, with the charge-offs during the second quarter of 2008 primarily the result of a $292,000 charge-off of a commercial loan in California and a $210,000 charge-off on a commercial real estate loan in Texas.  Net charge-offs for the six months ended June 30, 2008 were $654,000 compared with net recoveries of $620,000 for the same period in 2007.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114, (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5 – Accounting for Contingencies, (3) a component that assesses the impact of current conditions and determines how estimated future credit losses might be expected to deviate from historical trends, and (4) a reserve for unfunded lending commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and nonperforming loans, and charge-offs.

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

The following tables present, for the periods indicated, an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended June 30,
	2008		2007
	(Dollars in thousands)
Average total loans outstanding for the period	$1,291,494		$1,031,921
Total loans outstanding at end of period	$1,311,565		$1,080,275

Allowance for loan losses at beginning of period	$14,588		$11,900
Provision for loan losses	1,465		468
Charge-offs:
Commercial and industrial	(370)		(301)
Real estate mortgage	(1)		–
Real estate construction	(210)		–
Consumer and other	(42)		–
Total charge-offs	(623)		(301)

Recoveries:
Commercial and industrial	88		592
Real estate mortgage	–		–
Real estate construction	–		–
Consumer and other	2		2
Total recoveries	90		594
Net (charge-offs)/recoveries	(533)		293
Allowance for loan losses at end of period	15,520		12,661

Reserve for unfunded lending commitments at beginning of period	907		919
Provision for unfunded lending commitments	10		107
Reserve for unfunded lending commitments at end of period	917		1,026

Allowance for credit losses at end of period	$16,437		$13,687

Ratio of net (charge-offs)/recoveries to end of period total loans	(0.04	) %	0.03%

	As of and for the Six Months Ended June 30,
	2008		2007
	(Dollars in thousands)
Average total loans outstanding for the period	$1,253,615		$983,146
Total loans outstanding at end of period	$1,311,565		$1,080,275

Allowance for loan losses at beginning of period	$13,125		$11,436
Provision for loan losses	3,049		605
Charge-offs:
Commercial and industrial	(417)		(520)
Real estate mortgage	(90)		–
Real estate construction	(210)		–
Consumer and other	(42)		(7)
Total charge-offs	(759)		(527)

Recoveries:
Commercial and industrial	101		1,044
Real estate mortgage	–		99
Real estate construction	–		–
Consumer and other	4		4
Total recoveries	105		1,147
Net (charge-offs)/recoveries	(654)		620
Allowance for loan losses at end of period	15,520		12,661

Reserve for unfunded lending commitments at beginning of period	816		793
Provision for unfunded lending commitments	101		233
Reserve for unfunded lending commitments at end of period	917		1,026

Allowance for credit losses at end of period	$16,437		$13,687

Ratio of allowance for loan losses to end of period total loans	1.18%		1.17%
Ratio of net (charge-offs)/recoveries to end of period total loans	(0.05	) %	0.06%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	182.65%		215.14%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	248.64%		403.35%

(1)	Total nonperforming loans are nonaccrual loans plus loans 90 days or more past due.

(2)	Net nonperforming loans are nonaccrual loans plus loans 90 days or more past due, less loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At June 30, 2008, the available-for-sale securities portfolio was $115.6 million, a decrease of $22.1 million or 16.1% compared with $137.7 million at December 31, 2007. The decrease was primarily due to principal payments, sales and maturities on mortgage-backed securities and collateralized mortgage obligations (“CMOs”), U.S. Government sponsored enterprises and tax-free municipal bonds (“municipals”).  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. government sponsored enterprises, and tax-free municipal bonds. Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock and the investment in subsidiary trust, were $9.2 million at June 30, 2008 and $6.9 million at December 31, 2007.  A non-cash impairment charge of $1.5 million pre-tax was recognized as a result of an other-than-temporary impairment in the value of the $14.2 million investment in the AMF Ultra Short Mortgage Fund, and a $74,000 pre-tax non-cash impairment charge was recognized on another mutual fund.

Deposits. At June 30, 2008, total deposits were $1.24 billion, up $51.7 million or 4.3% compared with $1.19 billion at December 31, 2007, primarily due to growth in money market  and savings accounts. Noninterest-bearing demand deposits at June 30, 2008 increased $15.7 million or 7.5% to $224.9 million compared with $209.2 million at December 31, 2007. Interest-bearing deposits at June 30, 2008 increased $35.9 million or 3.7% to $1.02 billion compared with $981.8 million at December 31, 2007. The Company’s ratios of noninterest-bearing demand deposits to total deposits at June 30, 2008 and December 31, 2007 were 18.1% and 17.6%, respectively.

Junior Subordinated Debentures.  Junior subordinated debentures were $36.1 million at June 30, 2008 and December 31, 2007. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings are comprised of FHLB notes, security repurchase agreements, the 2008 Subordinated Debentures, and Federal Reserve TT&L.   Other borrowings at June 30, 2008 were $156.6 million, an increase of $56.8 million compared with $99.8 million at December 31, 2007.  The increase in other borrowings is due to $37.5 million of additional short-term borrowings from the FHLB of Dallas, $15.0 of additional short-term borrowings from FHLB of San Francisco, and the issuance of $4.0 million in 2008 Subordinated Debentures.

In June 2008, the Company issued an aggregate of $4.0 million in its 2008 Subordinated Debentures to related parties.  The debentures accrue interest at a fixed rate of 5.0%, payable quarterly commencing on September 30, 2008 and mature in December 2008.  The proceeds from issuance of the 2008 Subordinated Debentures were used to contribute capital to the Banks.

The notes from the FHLB of Dallas bear interest at an average rate of 2.27% and have maturities ranging from one week to three months. The notes from the FHLB of San Francisco bear interest at 2.43% and are callable daily at the discretion of the FHLB, and can be repaid at any time with a one-day notice. Maturities of any advances from the FHLBs since June 30, 2008 have been renewed with similar terms.  The security repurchase agreements bear interest at an average rate of 2.90% and mature on December 31, 2014.  The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

The following table provides, for the periods indicated, an analysis of the Company’s other borrowings:

	As of and for the Six Months Ended June 30, 2008	As of and for the Year Ended December 31, 2007
	(Dollars in thousands)
FHLB Notes:
at end of period	$126,500	$74,000
average during the period	106,100	25,516
maximum month-end balance during the period	133,000	74,000
Interest rate at end of period	2.34%	4.07%
Interest rate during the period	2.66	4.89

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	68
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	2.87%	2.87%
Interest rate during the period	2.87	2.87

Subordinated Debentures:
at end of period	$4,000	$–
average during the period	99	–
maximum month-end balance during the period	4,000	–
Interest rate at end of period	5.00%	–
Interest rate during the period	5.00	–

Federal Reserve TT&L:
at end of period	$1,098	$796
average during the period	667	819
maximum month-end balance during the period	1,098	1,067

Liquidity. The Company’s loan to deposit ratio at June 30, 2008 was 105.54%. As of this same date, the Company had commitments to fund loans in the amount of $319.1 million. At June 30, 2008, the Company had stand-by letters of credit of $11.9 million for which the Company has recorded a liability of $33,000 at June 30, 2008, representing the fair value of the Company’s probable obligations.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and lines of credit from the FHLB of Dallas and San Francisco (“FHLBs”) as well as the Federal Reserve Bank (“FRB”) discount window. With its current level of collateral, the Company has the ability to borrow an additional $249.4 million from the FHLBs, $9.3 million from the FRB discount window, and $20.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2008 was $121.7 million compared with $117.4 million at December 31, 2007, an increase of approximately $4.3 million. This increase was primarily the combined result of $4.5 million in net income, and a net increase in additional paid-in capital of $446,000 due to the effect of stock-based compensation expense net of the issuance of restricted stock and dividend reinvestment, partially offset by dividend payments of approximately $866,000, and an increase in accumulated other comprehensive loss of $163,000.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-based capital ratios as of June 30, 2007 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2008
The Company
Leverage ratio	4.00	%(1)	N/A %	8.75%
Tier 1 risk-based capital ratio	4.00		N/A	8.87
Risk-based capital ratio	8.00		N/A	10.07
MetroBank
Leverage ratio	4.00	%(2)	5.00%	8.95%
Tier 1 risk-based capital ratio	4.00		6.00	9.21
Risk-based capital ratio	8.00		10.00	10.29
Metro United Bank
Leverage ratio	4.00	%(3)	5.00%	9.19%
Tier 1 risk-based capital ratio	4.00		6.00	9.02
Risk-based capital ratio	8.00		10.00	10.15

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The Company believes estimates of fair value is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. The extent to which fair value is used on a recurring basis was significantly expanded upon the adoption of SFAS No. 159 and SFAS No. 157 effective on January 1, 2008. An example of this recurring use of fair value includes available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include goodwill and intangible assets. Depending on the nature of the asset various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy established by SFAS No. 157 would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. As required under SFAS No. 157, any use of significant, unobservable inputs would be described in Note 9, “Fair Value,” to the Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,  were effective as of the end of the period covered by this report.

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

The Company’s 2008 Annual Meeting of Shareholders was held on May 9, 2008. At the meeting, the shareholders considered and acted upon the proposals listed below:

1. Helen Chen, Shirley Clayton, George M. Lee, and David Tai were each elected as a Class I director and Robert W. Hsueh was elected as a Class II director.  The four Class I directors were elected to serve until the Company’s 2011 annual meeting of shareholders, and the one Class II director was elected to serve until the Company’s 2009 annual meeting of shareholders, and each until their successors are duly elected and qualify.  The shares voted for or withheld with respect to each director were as follows:

Director	For	Withheld
Class I
Helen Chen	7,753,128	971,405
Shirley Clayton	8,509,716	214,817
George M. Lee	8,374,818	349,715
David Tai	8,375,349	349,184

Class II
Robert W. Hsueh	8,506,494	218,039

The following Class II and Class III directors continued in office after the 2008 Annual Meeting of Shareholders:  May P. Chu, John Lee, Edward A. Monto, Don Wang, Krishnan Balasubramanian, Charles Roff and Joe Ting.

2. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2008. A total of 8,707,461 shares were voted in favor of the proposal, 14,021 shares were voted against the proposal and 3,051 shares abstained from voting on the proposal.

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
____________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: August 8, 2008		George M. Lee
Vice Chairman and Chief Executive Officer (principal executive officer)

Date: August 8, 2008	By:	/s/ David C. Choi
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
___________________________________
* Filed herewith.
** Furnished herewith.