Form 10-Q
period 2008-09-30
METROCORP BANCSHARES INC
filed 2008-11-07
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25141

METROCORP BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of November 03, 2008, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,885,081.

PART I

FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$27,528	$28,889
Federal funds sold and other short-term investments	23,127	17,381
Total cash and cash equivalents	50,655	46,270
Securities available-for-sale, at fair value	105,607	137,749
Other investments	29,550	6,886
Loans, net of allowance for loan losses of $15,723 and $13,125, respectively	1,325,924	1,188,786
Accrued interest receivable	5,724	6,462
Premises and equipment, net	7,841	8,795
Goodwill	21,827	21,827
Core deposit intangibles	568	756
Customers' liability on acceptances	6,134	5,967
Foreclosed assets, net	3,315	1,474
Other assets	37,344	34,734
Total assets	$1,594,489	$1,459,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$207,769	$209,223
Interest-bearing	1,057,469	981,820
Total deposits	1,265,238	1,191,043
Junior subordinated debentures	36,083	36,083
Other borrowings	154,187	99,796
Accrued interest payable	1,355	1,727
Acceptances outstanding	6,134	5,967
Other liabilities	8,070	7,680
Total liabilities	1,471,067	1,342,296
Commitments and contingencies	–	–

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,878,287 shares and 10,825,837 shares outstanding at September 30, 2008 and December 31, 2007, respectively	10,995	10,995
Additional paid-in-capital	27,918	27,386
Retained earnings	87,489	82,211
Accumulated other comprehensive loss	(1,433)	(786)
Treasury stock, at cost, 116,678 and 169,128 shares at September 30, 2008 and December 31, 2007, respectively	(1,547)	(2,396)
Total shareholders' equity	123,422	117,410
Total liabilities and shareholders' equity	$1,594,489	$1,459,706

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$22,295	$24,583	$68,715	$68,112
Securities:
Taxable	1,207	1,708	3,855	5,340
Tax-exempt	47	73	184	234
Other investments	235	70	417	208
Federal funds sold and other short-term investments	110	252	393	2,070
Total interest income	23,894	26,686	73,564	75,964

Interest expense:
Time deposits	6,240	8,335	20,671	24,098
Demand and savings deposits	2,341	3,054	6,308	7,082
Junior subordinated debentures	519	474	1,559	1,519
Subordinated debentures and other borrowings	974	164	2,742	753
Total interest expense	10,074	12,027	31,280	33,452

Net interest income	13,820	14,659	42,284	42,512
Provision for loan losses	1,754	1,168	4,803	1,773
Net interest income after provision for loan losses	12,066	13,491	37,481	40,739

Noninterest income:
Service fees	1,241	1,379	3,690	3,857
Loan-related fees	174	183	538	511
Letters of credit commissions and fees	264	230	826	637
(Loss) gain on securities transactions, net	(57)	21	91	272
Gain on sale of loans	43	330	288	407
Other noninterest income	367	55	1,106	179
Total noninterest income	2,032	2,198	6,539	5,863

Noninterest expenses:
Salaries and employee benefits	6,236	6,594	18,653	18,591
Occupancy and equipment	2,091	2,090	6,032	6,102
Foreclosed assets, net	120	39	(212)	(51)
Impairment on securities	119	–	1,659	–
Other noninterest expense	2,151	2,007	7,346	7,199
Total noninterest expenses	10,717	10,730	33,478	31,841

Income before provision for income taxes	3,381	4,959	10,542	14,761
Provision for income taxes	1,305	1,751	3,963	5,390
Net income	$2,076	$3,208	$6,579	$9,371

Earnings per common share:
Basic	$0.19	$0.29	$0.61	$0.86
Diluted	$0.19	$0.29	$0.60	$0.84
Weighted average shares outstanding:
Basic	10,842	10,962	10,824	10,959
Diluted	10,911	11,132	10,899	11,161

Dividends per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$2,076	$3,208	$6,579	$9,371

Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on investment securities, net:
Unrealized holding (loss) gain arising during the period	(520)	884	(589)	648
Less: reclassification adjustment for (loss) gain included in net income	(36)	–	58	–
Other comprehensive (loss) gain	(484)	884	(647)	648
Total comprehensive income	$1,592	$4,092	$5,932	$10,019

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

			Additional		Accumulated Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	At Par	Capital	Earnings	Income (Loss)	At Cost	Total

Balance at December 31, 2007	10,826	$10,995	$27,386	$82,211	$(786)	$(2,396)	$117,410
Re-issuance of treasury stock	52	–	(288)	–	–	849	561
Stock-based compensation expense recognized in earnings	–	–	820	–	–	–	820
Net income	–	–		6,579	–	–	6,579
Other comprehensive income (loss)	–	–	–	–	(647)	–	(647)
Cash dividends ($0.12 per share)	–	–	–	(1,301)	–	–	(1,301)
Balance at September 30, 2008	10,878	$10,995	$27,918	$87,489	$(1,433)	$(1,547)	$123,422

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$6,579	$9,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,605	1,418
Provision for loan losses	4,803	1,773
Impairment on securities	1,659	–
Gain on sale or call of securities, net	(91)	–
Gain on foreclosed assets	(447)	(268)
Loss on sale and disposal of premises and equipment	10	–
Gain on sale of loans	288	(272)
Amortization of premiums and discounts on securities	2	47
Amortization of deferred loan fees and discounts	(1,785)	(1,999)
Amortization of core deposit intangibles	188	261
Stock-based compensation	820	677
Changes in:
Accrued interest receivable	738	(775)
Other assets	(2,319)	(1,836)
Accrued interest payable	(372)	54
Other liabilities	387	(360)
Net cash provided by operating activities	12,065	8,091

Cash flows from investing activities:
Purchases of securities available-for-sale	(48,858)	(2,079)
Purchase of bank owned life insurance	–	(25,000)
Proceeds from sales of securities available-for-sale	4,849	–
Proceeds from maturities, principal paydowns and calls of securities available-for-sale	50,908	25,492
Net change in loans	(143,759)	(245,104)
Proceeds from sale of foreclosed assets	1,921	749
Proceeds from sale of premises and equipment	8	–
Purchases of premises and equipment	(669)	(2,949)
Net cash used in investing activities	(135,600)	(248,891)

Cash flows from financing activities:
Net change in:
Deposits	74,195	127,904
Other borrowings	54,391	9,713
Proceeds from stock option exercises	228	108
Re-issuance of treasury stock	404	616
Repurchase of common stock	–	(602)
Dividends paid	(1,298)	(1,314)
Net cash provided by financing activities	127,920	136,425

Net increase (decrease) in cash and cash equivalents	4,385	(104,375)
Cash and cash equivalents at beginning of period	46,270	151,358
Cash and cash equivalents at end of period	$50,655	$46,983

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Interim period results are not necessarily indicative of results for a full-year or any other period.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale
U.S. Government agencies	$10	$ ─	$(1)	$9	$24	$2	$(1)	$25
U.S. Government sponsored enterprises	14,898	─	(731)	14,167	20,473	10	(10)	20,473
Obligations of state and political subdivisions	3,852	35	─	3,887	5,936	162	(7)	6,091
Mortgage-backed securities and collateralized mortgage obligations	82,645	299	(1,855)	81,089	92,673	173	(1,123)	91,723
Asset backed securities	702	18	─	720	─	─	─	─
Other debt securities	─	─	─	─	33	─	─	33
Investment in ARM and CRA funds	5,758	2	(25)	5,735	19,858	39	(493)	19,404
Total available for sale securities	$107,865	$354	$(2,612)	$105,607	$138,997	$386	$(1,634)	$137,749

Other investments
Investment in CDARS	$20,137	$ ─	$ ─	$20,137	$ ─	$ ─	$ ─	$ ─
FHLB/Federal Reserve Bank stock.	8,330	─	─	8,330	5,803	─	─	5,803
Investment in subsidiary trust	1,083	─	─	1,083	1,083	─	─	1,083
Total other investments	$29,550	$ ─	$ ─	$29,550	$6,886	$ ─	$ ─	$6,886

The Banks are members of the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program is a deposit-placement service designed to allow FDIC-insured depository institutions to accept deposits of more than the FDIC insured amount and obtain full coverage for the depositor by spreading the funds among as many separate FDIC insured institutions as necessary so that no institution holds more than the FDIC insured limit.  Under the CDARS One-Way Sell Institutional Investment Program, financial institutions may invest their own funds and obtain full FDIC coverage.

In July 2008, $20.1 million was invested in the CDARS One-Way Sell program, earning interest at rates ranging from 2.80% to 3.65%, with original maturities ranging from thirteen weeks to one year.  Maturities of any investments since September 30, 2008 have been renewed with similar terms.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the gross unrealized losses and fair value of investments as of September 30, 2008 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months				Greater Than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale	(In thousands)
U.S. Government agencies	$	─	$	─	$9	$(1)	$9	$(1)
U. S. Government sponsored enterprises		14,167		(731)	─	─	14,167	(731)
Mortgage-backed securities and collateralized mortgage obligations		46,652		(1,032)	18,489	(823)	65,141	(1,855)
Investment in CRA funds		4,808		(25)	─	─	4,808	(25)
Total securities		$65,627		$(1,788)	$18,498	$(824)	$84,125	$(2,612)

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on the securities as of September 30, 2008 should be considered other-than-temporary.

In the second quarter of 2008, the Company recognized an other-than-temporary impairment charge of approximately $1.5 million pre-tax on its $14.2 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”).   The Fund was a mutual fund investing primarily in adjustable rate agency, private label mortgage-backed securities, and collateralized mortgage obligations.  The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the net asset value of the Fund, and because the Fund manager activated the redemption-in-kind provision on May 6, 2008 to protect shareholders against forced liquidation of Fund holdings to satisfy cash redemptions. The decline was not attributable to credit losses of the underlying securities of the Fund, but was instead a reflection of downgrades of the securities in the Fund's portfolio by one or more of the three major rating agencies, and general market conditions for private label mortgage-backed securities.

In the second quarter of 2008, the Company also reviewed the impairment related to two other mutual funds with a total book value of approximately $5.7 million as of June 30, 2008 and determined that the impairment on one fund was other-than-temporary. Accordingly, the Company recorded a non-cash impairment charge of $74,000 pre-tax. The unrealized loss on the remaining fund was approximately $34,000 at June 30, 2008 and such impairment was determined to not be other-than-temporary.

In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss, distributed in the form of securities held by the Fund that approximated the Company's respective interest in each of the underlying securities.

In September 2008, as part of its quarterly impairment review, the Company evaluated the securities received in the Fund redemption in kind transaction and determined that certain securities had declines in fair value below their cost that were considered other-than-temporary due to downgrades by one or more of the three major rating agencies.  As a result, the Company recorded a non-cash impairment charge of $119,000 pre-tax to reduce the individual securities to their fair value.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Allowance for loan losses at beginning of period	$15,520	$12,661	$13,125	$11,436
Provision for loan losses	1,754	1,168	4,803	1,773
Charge-offs	(1,692)	(1,046)	(2,451)	(1,573)
Recoveries	141	82	246	1,229
Allowance for loan losses at end of period	$15,723	$12,865	$15,723	$12,865

4.  INCOME TAXES

The Company had no unrecognized income taxes as of September 30, 2008, and as a result there is no impact on the Company's effective tax rate. Additionally, the Company does not anticipate a significant change in the balance of unrecognized income taxes within the next 12 months. As of September 30, 2008, the Company has not accrued any interest and penalties related to unrecognized income taxes.

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

5. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted common shares can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options and restricted common shares that are antidilutive are excluded from earnings per share calculation.  Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  Restricted common shares are antidilutive when the value at grant date is greater than the current market price of the Company’s common stock.  As of September 30, 2008 and 2007, there were 275,968 and 34,930 antidilutive common shares, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,076	$3,208	$6,579	$9,371

Weighted average common shares in basic EPS	10,842	10,962	10,824	10,959
Effect of dilutive securities	69	170	75	202
Weighted average common and potentially dilutive
common shares used in diluted EPS	10,911	11,132	10,899	11,161

Earnings per common share:
Basic	$0.19	$0.29	$0.61	$0.86
Diluted	$0.19	$0.29	$0.60	$0.84

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, result of operations or cash flows.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of September 30, 2008 and December 31, 2007 is presented below:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Unfunded loan commitments including unfunded lines of credit	$271,567	$315,370
Standby letters of credit	9,797	9,290
Commercial letters of credit	12,195	12,853
Operating leases	8,569	9,754
Total financial instruments with off-balance sheet risk	$302,128	$347,267

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30, 2008				For the three months ended September 30, 2007
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$17,564	$6,314	$16	$23,894	$19,976	$6,695	$15	$26,686
Total interest expense	6,656	2,848	570	10,074	8,100	3,453	474	12,027
Net interest income	10,908	3,466	(554)	13,820	11,876	3,242	(459)	14,659
Provision for loan losses	1,474	280	─	1,754	760	408	─	1,168
Net interest income after provision for loan losses	9,434	3,186	(554)	12,066	11,116	2,834	(459)	13,491
Noninterest income	2,178	117	(263)	2,032	2,658	128	(588)	2,198
Noninterest expenses	8,025	2,526	166	10,717	7,993	2,583	154	10,730
Income before income tax provision	3,587	777	(983)	3,381	5,781	379	(1,201)	4,959
Provision for income taxes	1,126	331	(152)	1,305	1,980	174	(403)	1,751
Net income	$2,461	$446	$(831)	$2,076	$3,801	$205	$(798)	$3,208

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2008				For the nine months ended September 30, 2007
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$54,307	$19,208	$49	$73,564	$58,116	$17,799	$49	$75,964
Total interest expense	20,541	9,127	1 612	31,280	22,752	9,181	1,519	33,452
Net interest income	33,766	10,081	(1,563)	42,284	35,364	8,618	(1,470)	42,512
Provision for loan losses	3,078	1,725	─	4,803	779	994	─	1,773
Net interest income after provision for loan losses	30,688	8,356	(1,563)	37,481	34,585	7,624	(1,470)	40,739
Noninterest income	7,106	372	(939)	6,539	6,341	338	(816)	5,863
Noninterest expenses	25,094	7,683	701	33,478	24,067	7,085	689	31,841
Income before income tax provision	12,700	1,045	(3,203)	10,542	16,859	877	(2,975)	14,761
Provision for income taxes	4,295	469	(801)	3,963	5,878	419	(907)	5,390
Net income	$8,405	$576	$(2,402)	$6,579	$10,981	$458	$(2,068)	$9,371

	As of September 30, 2008				As of September 30, 2007
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$964,950	$360,974	$-	$1,325,924	$816,003	$304,719	$–	$1,120,722
Total assets	1,173,748	422,220	(1,479)	1,594,489	1,064,043	348,951	773	1,413,767
Deposits	962,760	306,604	(4,126)	1,265,238	921,317	295,056	(6,805)	1,209,568

9. FAIR VALUE

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009.

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Securities.  Where quoted prices are available in an active market, securities are reported at fair value utilizing Level 1 inputs.  Level 1 securities are comprised of bond funds.  If quoted market prices are not available, the Company obtains fair values from an independent pricing service.  The fair value measurements consider data that may include proprietary pricing models, quoted prices of securities with similar characteristics or discounted cash flows.   Level 2 securities are comprised of highly liquid government bonds, and collateralized mortgage and debt obligations.  Market values provided by the pricing service are compared to prices from other sources for reasonableness. The Company has not adjusted the values from the pricing service.

Impaired Loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on the fair value of the underlying collateral determined by independent appraisals or Level 3 inputs based on customized criteria.

The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2008, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

	Fair Value Measurements at September 30, 2008, Using
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements September 30, 2008
Securities available-for-sale	$5,735	$99,872	$–	$105,607

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

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1.3 million were reduced by specific valuation allowance allocations of $326,000 to a fair value of $966,000 based on collateral valuations utilizing Level 2 valuation inputs.   Impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowance allocations of $445,000 to a fair value of $1.8 million based on collateral valuations utilizing Level 3 valuation inputs.

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards

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

Financial Accounting Standards Board Staff Positions

FASB Staff Position (FSP) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued in October 2008, and clarified the application of SFAS 157 in situations where the market for a financial asset is not active. FSP No. SFAS 157-3 became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Words such as “believe”, “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•
changes in the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the Company's loan portfolio and allowance for loan losses;

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system; and

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

Overview

The Company recorded net income of $2.1 million for the three months ended September 30, 2008, down approximately $1.1 million compared with net income of $3.2 million for the same quarter in 2007. The Company’s diluted earnings per share (“EPS”) for the three months ended September 30, 2008 was $0.19, a decrease of $0.10 per diluted share compared with diluted EPS of $0.29 for the same quarter in 2007. Net income for the nine months ended September 30, 2008 was $6.6 million, a decrease of approximately $2.8 million compared with $9.4 million for the same period in 2007. The Company’s diluted EPS for the nine months ended September 30, 2008 was $0.60, a decrease of $0.24 compared with $0.84 for the same period in 2007.  Details of the changes in the various components of net income are further discussed below.

Total assets were $1.59 billion at September 30, 2008, up approximately $134.8 million or 9.2% compared with $1.46 billion at December 31, 2007. Investment securities at September 30, 2008 were $105.6 million, down approximately $32.1 million or 23.3% compared with $137.7 million at December 31, 2007.  Net loans at September 30, 2008 were $1.33 billion, up approximately $137.1 million or 11.5% compared with $1.19 billion at December 31, 2007. Total deposits at September 30, 2008 were $1.27 billion, up approximately $74.2 million or 6.2% compared with $1.19 billion at December 31, 2007. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2008 and 2007 was 0.52% and 0.91%, respectively.  The Company’s ROAA for the nine months ended September 30, 2008 and 2007 was 0.57% and 0.94%, respectively.

Shareholders’ equity at September 30, 2008 was $123.4 million compared with $117.4 million at December 31, 2007, an increase of approximately $6.0 million or 5.1%.  The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2008 and 2007 was 6.67% and 11.11%, respectively.  The Company’s ROAE for the nine months ended September 30, 2008 and 2007 was 7.21% and 11.24%, respectively.

Recent Developments

In September, 2008, the Banks received notice that a commercial borrower in the health care industry (the "Borrower") filed a voluntary petition under Chapter 11 for bankruptcy reorganization.  The amount owed to MetroBank by the Borrower is approximately $13.0 million, $3.0 million of which is secured by accounts receivable and $10.0 million of which is secured by a medical real property located in Grand Prairie, Texas.  The amount owed to Metro United by the Borrower is approximately $3.0 million, which is secured by the same medical real property located in Grand Prairie, Texas. Management currently believes the collateral value is sufficient to cover the outstanding principal and interest receivable balances on the loans and there will be no impairment loss related to these loans based on recent appraisals of the medical real property, review of accounts receivable and discussions with management.  However, it is difficult to predict at this time what impact, if any, the bankruptcy proceedings will have on the ability of MetroBank and Metro United to obtain repayment under the loans or realize on the collateral securing the loans.  Management intends to aggressively pursue repayment of these loans and recovery and liquidation of the collateral securing the loans if necessary.

In October 2008, the Company filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to provide future flexibility in raising capital in order to take advantage of opportunities that become available should the need arise.  After the shelf registration becomes effective, the Company may offer and sell from time to time, in one or more offerings, up to $100 million of senior or subordinated debt securities (in one or more series), preferred stock, depositary shares, common stock, warrants representing rights to purchase these securities and units comprised of two or more of these securities in any combination. The terms of any offering under the shelf registration statement will be established at the time of any such offering.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law.  TARP gave the U.S. Department of the Treasury ("Treasury") authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets.  On October 14, 2008, the Treasury announced the Capital Purchase Program ("CPP"), which provides for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications of publicly traded institutions must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for the purchase by the Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a company's risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year, until the fifth anniversary of the Treasury investment, and at a rate of 9% per year thereafter. The CPP also requires a participant to issue to the Treasury warrants to purchase common stock equal to 15% of the capital invested by the Treasury.

The terms of the CPP could reduce investment returns to the Company's shareholders by restricting increases in dividends paid on the Company's common stock without Treasury consent, diluting existing shareholders’ interests and restricting capital management practices.  Although the Company and the Banks meet all applicable regulatory capital requirements and the Banks remain well capitalized, the Company has applied for participation in the CPP.  Participation in the program is not automatic and is subject to approval by the Treasury.

Also on October 14, 2008, the systemic risk exception to the FDIC Act was enacted, enabling the FDIC to temporarily provide a 100% guarantee of the unsecured senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for unsecured senior debt and 10 basis points per annum for non-interest bearing transaction deposits on balances above $250,000, unless the institution opts out before December 5, 2008.  The Company plans to participate in the Temporary Liquidity Guarantee Program.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2008, net interest income, before the provision for loan losses, was $13.8 million, down approximately $839,000 or 5.7% compared with $14.7 million for the same quarter in 2007. The decrease was due primarily to lower yields on average earning assets because of interest rate cuts by the Federal Reserve, partially offset by increased loan volume.  The decrease in net interest income reflects a $2.8 million decrease in interest income that was offset by a $2.0 million decrease in interest expense. Average interest-earning assets for the three months ended September 30, 2008 were $1.49 billion, up approximately $183.4 million or 14.1% compared with $1.30 billion for the same quarter in 2007. The weighted average yield on interest-earning assets for the three months ended September 30, 2008 was 6.39%, down 173 basis points compared with 8.12% for the same quarter in 2007. Average interest-bearing liabilities for the three months ended September 30, 2008 were $1.22 billion, up approximately $164.5 million or 15.6% compared with $1.06 billion for the same quarter in 2007. The weighted average rate paid on interest-bearing liabilities for the three months ended September 30, 2008 was 3.28%, down 123 basis points compared with 4.51% for the same quarter in 2007.  Interest rate cuts by the Federal Reserve resulted in a decrease in yields and costs for the three and nine months ended September 30, 2008, compared with the same period in 2007.

For the nine months ended September 30, 2008, net interest income, before the provision for loan losses, was $42.3 million, down approximately $228,000 or 0.5% compared with $42.5 million for the same period in 2007. The decrease was due primarily to lower yields on average earning assets partially offset by increased loan volume.  The decrease reflects a $2.4 million decrease in interest income partially offset by a $2.2 million decrease in interest expense.  Average interest-earning assets for the nine months ended September 30, 2008 were $1.44 billion, up approximately $180.4 million or 14.3% compared with $1.26 billion for the same period in 2007. The weighted average yield on interest-earning assets for the nine months ended September 30, 2008 was 6.83%, down 124 basis points compared with 8.07% for the same period in 2007.  Average interest-bearing liabilities for the nine months ended September 30, 2008 were $1.18 billion, up approximately $176.3 million or 17.6% compared with $1.00 billion for the same period in 2007. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2008 was 3.54%, down 91 basis points compared with 4.45% for the same period in 2007.

The net interest margin for the three months ended September 30, 2008 was 3.70%, down 76 basis points compared with 4.46% for the same quarter in 2007.  The yield on average earning assets decreased 173 basis points, which was partially offset by a decrease in the cost of average earning assets of 97 basis points.

The net interest margin for the nine months ended September 30, 2008 was 3.92%, down 59 basis points compared with 4.51% for the same period in 2007.  For the nine months ended September 30, 2008, the yield on average earning assets decreased 124 basis points, which was partially offset by a decrease in the cost of average earning assets of 65 basis points.

Total Interest Income. Total interest income for the three months ended September 30, 2008 was $23.9 million, down approximately $2.8 million or 10.5% compared with $26.7 million for the same period in 2007. Although total interest earning assets increased, the impact of interest rate cuts during the third quarter 2008 offset the effect of volume increases.  Total interest income for the nine months ended September 30, 2008 was $73.6 million, down approximately $2.4 million or 3.2% compared with $76.0 million for the same period in 2007, primarily due to decreases in average yield, partially offset by loan growth.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2008 was $22.3 million, down approximately $2.3 million or 9.3% compared with $24.6 million for the same quarter in 2007. The decrease was the result of declines in average yield partially offset by increased loan volume.   Average total loans for the three months ended September 30, 2008 were $1.33 billion compared with average total loans for the same quarter in 2007 of $1.11 billion, an increase of approximately $211.8 million or 19.0%. For the three months ended September 30, 2008, the yield on average total loans was 6.69%, down 207 basis points compared with 8.76% for the same quarter in 2007.

Interest income from loans for the nine months ended September 30, 2008 was $68.7 million, up approximately $603,000 or 0.9% compared with $68.1 million for the same period in 2007. The increase was the result of a higher volume of loans, partially offset by a lower yield on loans.   Average total loans for the nine months ended September 30, 2008 were $1.28 billion compared with average total loans for the same period in 2007 of $1.03 billion, an increase of approximately $250.6 million or 24.4%. For the nine months ended September 30, 2008, the yield on average total loans was 7.18%, down 169 basis points compared with 8.87% for the same period in 2007.

Approximately $942.0 million or 70.0% of the total loan portfolio at September 30, 2008 were variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  For the three months ended September 30, 2008, the yield on average total loans was approximately 169 basis points above the average prime rate over the same period.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At September 30, 2008, approximately $684.5 million in loans or 50.9% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.76%.  At September 30, 2007, variable rate loans with interest rate floors carried a weighted average interest rate of 8.51% and comprised 45.7% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal Funds sold, and other investments) for the three months ended September 30, 2008 was $1.6 million, a decrease of approximately $504,000 or 24.0% compared with $2.1 million for the same quarter in 2007.  Average total investments for the three months ended September 30, 2008 were $161.1 million compared with average total investments for the same quarter in 2007 of $189.6 million, a decrease of approximately $28.5 million or 15.0%. The decreases in interest income from investments and average total investments were primarily the result of declining interest rates, in addition to maturities, sales and paydowns on the investment portfolio.  For the three months ended September 30, 2008, the average yield on investments was 3.95% compared with 4.40% for the same quarter in 2007, a decrease of 45 basis points.

Interest income from investments for the nine months ended September 30, 2008 was $4.8 million, down approximately $3.1 million or 38.2% compared with $7.9 million for the same period in 2007.  Average total investments for the nine months ended September 30, 2008 were $161.6 million compared with average total investments for the same quarter in 2007 of $231.8 million, a decrease of approximately $70.2 million or 30.3%. The decreases in interest income from investments and in average total investments were primarily the result of declining interest rates, and maturities, sales and paydowns on the investment portfolio.   For the nine months ended September 30, 2008, the average yield on investments was 4.01% compared with 4.53% for the same quarter in 2008, a decrease of 52 basis points.

Total Interest Expense. Total interest expense for the three months ended September 30, 2008 was $10.1 million, down approximately $1.9 million or 16.2% compared with $12.0 million for the same quarter in 2007. Total interest expense for the nine months ended September 30, 2008 was $31.3 million, down approximately $2.2 million or 6.5% compared with $33.5 million for the same period in 2007. Interest expense decreased for both the three and nine months ended September 30, 2008 primarily due to decreases in interest rates paid on deposits, partially offset by growth in deposits and other borrowings.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended September 30, 2008 was $8.6 million, down approximately $2.8 million or 24.7% compared with $11.4 million for the same period in 2007. Interest expense on interest-bearing deposits for the nine months ended September 30, 2008 was $27.0 million, down approximately $4.2 million or 13.5% compared with $31.2 million for the same period in 2007.  The decrease for the three and nine months ended September 30, 2008 was primarily due to lower interest rates incurred for interest-bearing deposits partially offset by growth in money market deposits.  Average interest-bearing deposits for the three months ended September 30, 2008 were $1.03 billion compared with average interest-bearing deposits for the same quarter in 2007 of $1.01 billion, an increase of $23.3 million or 2.3%. The average interest rate incurred on interest-bearing deposits for the three months ended September 30, 2008 was 3.31% compared with 4.48% for the same quarter in 2007, a decrease of 117 basis points. Average interest-bearing deposits for the nine months ended September 30, 2008 were $1.00 billion compared with average interest-bearing deposits for the same period in 2007 of $947.5 million, an increase of $57.4 million or 6.1%. The average interest rate incurred on interest-bearing deposits for the nine months ended September 30, 2008 was 3.59% compared with 4.40% for the same period in 2007, a decrease of 81 basis points.  The decrease in interest rates for the three and nine months ended September 30, 2008 primarily reflected lower market rates.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended September 30, 2008 and 2007 was $519,000, and $474,000, respectively. Interest expense on junior subordinated debentures for the nine months ended September 30, 2008 and 2007 was $1.6 million and 1.5 million, respectively. Average junior subordinated debentures for the three and nine months ended September 30, 2008 and 2007 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three months ended September 30, 2008 and 2007 was 5.75% and 5.14%, respectively. The average interest rate incurred on junior subordinated debentures for the nine months ended September 30, 2008 and 2007 was 5.76% and 5.55%, respectively.  The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.

Interest Expense on Other Borrowings. Interest expense on other borrowed funds for the three months ended September 30, 2008 was $974,000, up approximately $810,000 compared with $164,000 for the same period in 2007.   Interest expense on other borrowed funds for the nine months ended September 30, 2008 was $2.7 million, up approximately $1.9 million compared with $753,000 for the same period in 2007.   The increase in interest expense for both the three and nine months ended September 30, 2008 was primarily due to increases in Federal Home Loan Bank (“FHLB”) advances and security repurchases agreements, which were partially offset by lower interest rates paid. As part of its strategy to control interest expense, the Company took advantage of lower cost wholesale funding in lieu of higher cost deposits.  Average other borrowed funds for the three months ended September 30, 2008 were $154.7 million compared with average other borrowed funds for the same quarter in 2007 of $13.5 million, an increase of $141.2 million.  The average interest rate incurred on borrowed funds for the three months ended September 30, 2008 was 2.50%, compared with 4.82% for the same quarter in 2007, a decrease of 232 basis points.  Average other borrowed funds for the nine months ended September 30, 2008 were $139.5 million compared with average other borrowed funds for the same period in 2007 of $20.6 million, an increase of $118.9 million.  The average interest rate incurred on borrowed funds for the nine months ended September 30, 2008 was 2.63%, compared with 4.89% for the same period in 2007, a decrease of 226 basis points.

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

	For The Three Months Ended September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,325,350	$22,295	6.69%	$1,113,551	$24,583	8.76%
Taxable securities	108,075	1,207	4.44	159,253	1,708	4.26
Tax-exempt securities	3,852	47	4.85	5,934	73	4.88
Other investments (2)	25,813	235	3.62	4,600	70	6.04
Federal funds sold and other short-term investments	23,400	110	1.87	19,799	252	5.05
Total interest-earning assets	1,486,490	23,894	6.39	1,303,137	26,686	8.12
Allowance for loan losses	(16,083)			(12,949)
Total interest-earning assets, net of allowance for loan losses	1,470,407			1,290,188
Noninterest-earning assets	107,457			107,268
Total assets	$1,577,864			$1,397,456

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$59,209	114	0.77%	$63,529	191	1.19%
Savings and money market accounts	319,953	2,227	2.77	283,115	2,863	4.01
Time deposits	652,404	6,240	3.81	661,591	8,335	5.00
Junior subordinated debentures	36,083	519	5.75	36,083	474	5.14
Other borrowings (3)	154,689	974	2.50	13,505	164	4.82
Total interest-bearing liabilities	1,222,338	10,074	3.28	1,057,823	12,027	4.51
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	213,735			205,816
Other liabilities	18,032			19,245
Total liabilities	1,454,105			1,282,884

Shareholders' equity	123,759			114,572
Total liabilities and shareholders' equity	$1,577,864			$1,397,456

Net interest income		$13,820			$14,659
Net interest spread			3.11%			3.61%
Net interest margin			3.70%			4.46%
_________________________________

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, FHLB stock and investment in subsidiary trust.
(3)	Other borrowings include FHLB notes, security repurchase agreements, the 2008 Subordinated Debentures, and Federal Reserve TT&L.

	For The Nine Months Ended September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)

Assets
Interest-earning assets:
Total loans	$1,277,701	$68,715	7.18%	$1,027,092	$68,112	8.87%
Taxable securities	118,684	3,855	4.34	167,198	5,340	4.27
Tax-exempt securities	4,993	184	4.92	6,341	234	4.93
Other investments (2)	14,102	417	3.95	4,797	208	5.80
Federal funds sold and other short-term investments	23,859	393	2.20	53,479	2,070	5.18
Total interest-earning assets	1,439,339	73,564	6.83	1,258,907	75,964	8.07
Allowance for loan losses	(15,031)			(12,365)
Total interest-earning assets, net of allowance for loan losses	1,424,308			1,246,542
Noninterest-earning assets	108,479			90,460
Total assets	$1,532,787			$1,337,002

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$59,033	371	0.84%	$65,294	583	1.19%
Savings and money market accounts	291,354	5,937	2.72	231,031	6,499	3.76
Time deposits	654,496	20,671	4.22	651,203	24,098	4.95
Junior subordinated debentures	36,083	1,559	5.76	36,083	1,519	5.55
Other borrowings (3)	139,530	2,742	2.63	20,601	753	4.89
Total interest-bearing liabilities	1,180,496	31,280	3.54	1,004,212	33,452	4.45
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	210,966			203,729
Other liabilities	19,442			17,574
Total liabilities	1,410,904			1,225,515

Shareholders' equity	121,883			111,487
Total liabilities and shareholders' equity	$1,532,787			$1,337,002

Net interest income		$42,284			$42,512
Net interest spread			3.29%			3.61%
Net interest margin			3.92%			4.51%
__________________________________

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, FHLB stock and investment in subsidiary trust.
(3)	Other borrowings include FHLB notes, security repurchase agreements, the 2008 Subordinated Debentures, and Federal Reserve TT&L.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 vs 2007			2008 vs 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:

Loans	$4,615	$(6,903)	$(2,288)	$16,682	$(16,079)	$603
Taxable securities.	(552)	51	(501)	(1,546)	61	(1,485)
Tax-exempt securities	(26)	-	(26)	(50)	-	(50)
Other investments	322	(157)	165	404	(195)	209
Federal funds sold and other short-term investments	46	(188)	(142)	(1,146)	(531)	(1,677)
Total increase (decrease) in interest income	4,405	(7,197)	(2,792)	14,344	(16,744)	(2,400)

Interest-bearing liabilities:

Interest-bearing demand deposits	(13)	(64)	(77)	(56)	(156)	(212)
Savings and money market accounts	366	(1,002)	(636)	1,702	(2,264)	(562)
Time deposits	(133)	(1,962)	(2,095)	141	(3,568)	(3,427)
Junior subordinated debentures	45	-	45	40	-	40
Other borrowings	1,712	(902)	810	4,350	(2,361)	1,989
Total increase (decrease) in interest expense	1,977	(3,930)	(1,953)	6,177	(8,349)	(2,172)

Increase (decrease) in net interest income	$2,428	$(3,267)	$(839)	$8,167	$(8,395)	$(228)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2008 was $1.8 million, up approximately $586,000, compared with $1.2 million for the same period in 2007.  The provision for loan losses for the nine months ended September 30, 2008 was $4.8 million, up approximately $3.0 million, compared with $1.8 million for the same period in 2007.  The increase for the three and nine months ended September 30, 2008 was primarily due to loan growth, net charge-offs and general concerns regarding the downturn in the economy.  The allowance for loan losses as a percent of total loans (net of unearned discounts, interest and deferred fees) at September 30, 2008 and 2007 was 1.17% and 1.13%, respectively, compared with 1.09% at December 31, 2007.

Noninterest Income. Noninterest income for the three months ended September 30, 2008 was $2.0 million, down approximately $166,000 or 7.6% compared with the same three months in 2007. The decrease for the three months ended September 30, 2008 was primarily due to a decrease in service fees and a net loss on securities transactions as a result of the Fund redemption in kind transaction that occurred in July 2008.  Noninterest income for the nine months ended September 30, 2008 was $6.5 million, up approximately $676,000 or 11.5% compared with the same period in 2007. The increase for the nine months ended September 30, 2008 was primarily due to an increase in the cash value of bank owned life insurance, which is a component of other noninterest income, and an increase in letter of credit commissions and fees, partially offset by a decrease in service fees.

Noninterest Expenses. Noninterest expenses for the three months ended September 30, 2008 and 2007 were unchanged at $10.7 million.  Noninterest expenses for the nine months ended September 30, 2008 were $33.5 million, up $1.7 million or 5.1% compared with $31.8 million for the same period in 2007.  Changes in the components of noninterest expenses are discussed below.

Salaries and benefits expense for the three months ended September 30, 2008 was $6.2 million, a decrease of $358,000 compared with $6.6 million for the same period in 2007.  The decrease was primarily due to a decrease in the number of employees and bonus accrual, partially offset by an increase in severance expenses and employee health care benefits.

Salaries and benefits expense for the nine months ended September 30, 2008 was $18.7 million, an increase of $62,000 compared with $18.6 million for the same period in 2007, primarily due to an increase in severance expenses and stock-based compensation expense, partially offset by a decrease in the number of employees and bonus accrual.

Occupancy and equipment expense for the three months ended September 30, 2008 and 2007 was $2.1 million.  Occupancy and equipment expense for the nine months ended September 30, 2008 was $6.0 million, down $70,000 or 1.1% compared with $6.1 million for the same period in 2007.

Impairment on securities for the three months ended September 30, 2008 was $119,000 pre-tax.  Impairment on securities for the nine months ended September 30, 2008 was $1.7 million pre-tax.  There was no impairment on securities during 2007.  See Note 2 – Securities in the accompanying notes to condensed consolidated financial statements included elsewhere in this report.

Other noninterest expense for the three months ended September 30, 2008 was $2.2 million, an increase of $144,000 compared with $2.0 million for the same period in 2007. The increase was primarily due to the effect of the prior year elimination of the Texas franchise tax liability and an increase in the FDIC assessment during the third quarter of 2008, offset by a decrease in the provision for unfunded loan commitments.  Other noninterest expense for the nine months ended September 30, 2008 was $7.3 million, an increase of $147,000 compared with $7.2 million for the same period in 2007.  The increase for the nine months ended September 30, 2008 was primarily due to the effect of the prior year elimination of the Texas franchise tax liability, an increase in legal fees during 2008, FDIC assessment and online banking expenses, which was offset by decreases in the provision for unfunded loan commitments and business development expenses.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and impairment on securities, by net interest income plus noninterest income.  The Company’s efficiency ratio for the three months ended September 30, 2008 was 66.86% compared with 63.65% for the same quarter in 2007, and was primarily due to the decrease in net interest income and noninterest income, previously discussed above.  The Company’s efficiency ratio for the nine months ended September 30, 2008 was 65.17%, compared with 65.82% for the same period in 2007.

Income Taxes. Income tax expense for the three months ended September 30, 2008 and 2007 was $1.3 million and $1.8 million, respectively. The Company’s effective tax rate was 38.60% and 35.31% for the three months ended September 30, 2008 and 2007, respectively.  The increase in the effective tax rate for the three months ended September 30, 2008 was primarily due to an increase in the provision for loan losses offset by an increase in net charge-offs.   Income tax expense for the nine months ended September 30, 2008 and 2007 was $4.0 million and $5.4 million, respectively. The Company’s effective tax rate was 37.59% and 36.52% for the nine months ended September 30, 2008 and 2007, respectively.

Financial Condition

Loan Portfolio. Total loans at September 30, 2008 were $1.34 billion, up $139.7 million or 11.6% compared with $1.20 billion at December 31, 2007. Compared with the loan level at December 31, 2007, commercial and industrial loans increased $15.4 million and real estate loans increased $124.8 million during the nine months ended September 30, 2008.  At September 30, 2008 and December 31, 2007, the ratio of total loans to total deposits was 106.04% and 100.91% respectively. At the same dates, total loans represented 84.1% and 82.3% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan:

	As of September 30, 2008		As of December31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$473,536	35.21%	$458,117	38.01%
Real estate mortgage
Residential	11,768	0.87	5,306	0.44
Commercial	704,194	52.36	596,618	49.50
	715,962	53.23	601,924	49.94
Real estate construction
Residential	51,898	3.86	58,971	4.89
Commercial	98,033	7.29	80,208	6.65
	149,931	11.15	139,179	11.54
Consumer and other	5,492	0.41	6,132	0.51
Gross loans	1,344,921	100.00%	1,205,352	100.00%
Unearned discounts, interest and deferred fees	(3,274)		(3,441)
Total loans	1,341,647		1,201,911
Allowance for loan losses	(15,723)		(13,125)
Loans, net	$1,325,924		$1,188,786

Nonperforming Assets. Total nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest and other real estate, at September 30, 2008, were $28.7 million, an increase of $19.6 million or 215.4% compared with $9.1 million at December 31, 2007.  The increase was primarily due to the $16.0 million loan associated with the previously  disclosed bankruptcy filing of a commercial borrower in Texas, and the addition of $3.4 million in loans secured with residential real estate in Texas.  At September 30, 2008, nonaccrual loans were $24.1 million  consisting of the above mentioned $19.4 million, $2.9 million in loans secured with commercial real estate in Texas, and $1.9 million in commercial loans secured with other assets in Texas.  Also comprising nonperforming assets were $1.2 million in accruing loans that were 90 days or more past due, and $3.3 million in other real estate. Approximately $19.3 million of the nonaccrual loans are collateralized by real estate, which represented 78.5% of total nonaccrual loans at September 30, 2008.  Other real estate totaling $3.3 million consists of one $1.0 million residential lot development in California, and a $1.2 million residential lot development, a $700,000 commercial property and $385,000 in four single-family homes in Texas.  Net nonperforming assets at September 30, 2008 were $27.4 million compared with $6.8 million at December 31, 2007, an increase of $20.6 million or 304.3%.

The ratios for net nonperforming assets to total loans and other real estate at September 30, 2008 and December 31, 2007 were 2.01% and 0.56%, respectively. The ratios for net nonperforming assets to total assets were 1.69% and 0.46% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which were $1.7 million at September 30, 2008 and $2.3 million at December 31, 2007.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing rights retained. Under the terms of the SBA program, the Company may repurchase any loan that may become classified as nonperforming. The Company’s nonperforming loans may increase during the period of time in which any loan is repurchased until the loan is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$24,119	$6,336
Accruing loans 90 days or more past due	1,248	1,284
Other real estate (“ORE”)	3,315	1,474
Total nonperforming assets	28,682	9,094
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(1,665)	(2,309)
Net nonperforming assets	$27,017	$6,785

Total nonperforming assets to total assets	1.80%	0.62%
Total nonperforming assets to total loans and ORE	2.13%	0.76%
Net nonperforming assets to total assets (1)	1.69%	0.46%
Net nonperforming assets to total loans and ORE (1)	2.01%	0.56%
_____________________________________________________________

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of September 30, 2008	As of December 31, 2007
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$20,762	$3,721
Impaired loans with a SFAS No. 114 valuation reserve	3,357	2,615
Total recorded investment in impaired loans	$24,119	$6,336

Valuation allowance related to impaired loans	$897	$1,131

The average recorded investment in impaired loans during the nine months ended September 30, 2008 and the year ended December 31, 2007 was $11.9 million and $6.7 million, respectively.  No interest income on impaired loans was recognized for cash payments received during the three and nine months ended September 30, 2008.

 Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2008 and 2007, the allowance for loan losses was $15.7 million and $12.9 million, respectively, or 1.17% and 1.13% of total loans, respectively.  At December 31, 2007, the allowance for loan losses was $13.1 million, or 1.09% of total loans.  Net charge-offs for the three months ended September 30, 2008 were $1.6 million compared with $964,000 for the same period in 2007.  Net charge-offs for the three months ended September 30, 2008 primarily consisted of $1.0 million in loans from Texas and $707,000 in loans from California.  The largest charge-off was approximately $826,000 related to a wholesale food business loan in Texas.  Net charge-offs for the nine months ended September 30, 2008 were $2.2 million compared with $344,000 for the same period in 2007.

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

  The following tables present, for the periods indicated, an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended September 30,
	2008		2007
	(Dollars in thousands)
Average total loans outstanding for the period	$1,325,350		$1,113,551
Total loans outstanding at end of period	$1,341,647		$1,133,587

Allowance for loan losses at beginning of period	$15,520		$12,661
Provision for loan losses	1,754		1,168
Charge-offs:
Commercial and industrial	(1,224)		(1,031)
Real estate mortgage	(415)		–
Real estate construction	(26)		–
Consumer and other	(27)		(15)
Total charge-offs	(1,692)		(1,046)

Recoveries:
Commercial and industrial	137		42
Real estate mortgage	–		–
Real estate construction	–		–
Consumer and other	4		40
Total recoveries	141		82
Net (charge-offs)/recoveries	(1,551)		(964)
Allowance for loan losses at end of period	15,723		12,865

Reserve for unfunded lending commitments at beginning of period	917		1,026
Provision for unfunded lending commitments	(179)		(8)
Reserve for unfunded lending commitments at end of period	738		1,018

Allowance for credit losses at end of period	$16,461		$13,883

Ratio of net (charge-offs)/recoveries to end of period total loans	(0.12	) %	(0.09	) %

	As of and for the Nine Months Ended September 30,
	2008		2007
	(Dollars in thousands)
Average total loans outstanding for the period	$1,277,701		$1,027,092
Total loans outstanding at end of period	$1,341,647		$1,133,587

Allowance for loan losses at beginning of period	$13,125		$11,436
Provision for loan losses	4,803		1,773
Charge-offs:
Commercial and industrial	(1,641)		(1,551)
Real estate mortgage	(505)		–
Real estate construction	(236)		–
Consumer and other	(69)		(22)
Total charge-offs	(2,451)		(1,573)

Recoveries:
Commercial and industrial	238		1,086
Real estate mortgage	–		99
Real estate construction	–		–
Consumer and other	8		44
Total recoveries	246		1,229
Net (charge-offs)/recoveries	(2,205)		(344)
Allowance for loan losses at end of period	15,723		12,865

Reserve for unfunded lending commitments at beginning of period	816		793
Provision for unfunded lending commitments	(78)		225
Reserve for unfunded lending commitments at end of period	738		1,018

Allowance for credit losses at end of period	$16,461		$13,883

Ratio of allowance for loan losses to end of period total loans	1.17%		1.13%
Ratio of net (charge-offs)/recoveries to end of period total loans	(0.16	) %	(0.03	) %
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	61.98%		180.81%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	66.34%		289.23%
_________________________________________________________

(1)	Total nonperforming loans are nonaccrual loans plus loans 90 days or more past due.
(2)	Net nonperforming loans are nonaccrual loans plus loans 90 days or more past due, less loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At September 30, 2008, the available-for-sale securities portfolio was $105.7 million, a decrease of $32.1 million or 23.3% compared with $137.8 million at December 31, 2007. The decrease was primarily due to principal payments, sales and maturities on mortgage-backed securities and collateralized mortgage obligations (“CMOs”), U.S. Government sponsored enterprises securities and tax-free municipal bonds (“municipals”).  The securities portfolio is primarily comprised of mortgage-backed securities, CMOs and obligations of U.S. government sponsored enterprises. Other investments, which include CDARS One-Way Sell investments, Federal Reserve Bank (“FRB”) and FHLB stock, and the investment in subsidiary trust, were $29.6 million at September 30, 2008 and $6.9 million at December 31, 2007, with the increase primarily due to the $20.1 million investment in the CDARS program.

In June 2008, a non-cash impairment charge of $1.5 million pre-tax was recognized as a result of an other-than-temporary impairment in the value of the $14.2 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”), and a $74,000 pre-tax non-cash impairment charge was recognized on another mutual fund. In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss, distributed in the form of securities held by the Fund that approximated the Company's respective interest in each of the underlying securities.  In September 2008, as part of its quarterly impairment review, the Company evaluated the securities received in the Fund redemption in kind transaction and determined that certain securities had declines in fair value below their cost that were considered other-than-temporary due to downgrades by one or more of the three major rating agencies.  As a result, the Company recorded a non-cash impairment charge of $119,000 pre-tax to reduce the individual securities to their fair value.

Deposits. At September 30, 2008, total deposits were $1.27 billion, up $74.2 million or 6.2% compared with $1.19 billion at December 31, 2007, primarily due to growth in money market accounts. Noninterest-bearing demand deposits at September 30, 2008 decreased $1.4 million or 0.7% to $207.8 million compared with $209.2 million at December 31, 2007. Interest-bearing deposits at September 30, 2008 increased $75.6 million or 7.7% to $1.06 billion compared with $981.8 million at December 31, 2007. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2008 and December 31, 2007 were 16.4% and 17.6%, respectively.

Junior Subordinated Debentures.  Junior subordinated debentures were $36.1 million at September 30, 2008 and December 31, 2007. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The net proceeds to the Company from the sale of the debentures to the Company’s subsidiary trust, MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings are comprised of FHLB notes, security repurchase agreements, the 2008 Subordinated Debentures, and Federal Reserve TT&L.   Other borrowings at September 30, 2008 were $154.2 million, an increase of $54.4 million compared with $99.8 million at December 31, 2007.  The increase in other borrowings is primarily due to $30.0 million of additional short-term borrowings from the FHLB of Dallas, $20.0 million of additional short-term borrowings from FHLB of San Francisco, and the issuance of $4.0 million in 2008 Subordinated Debentures.

In June 2008, the Company issued an aggregate of $4.0 million in its 2008 Subordinated Debentures to related parties.  The debentures accrue interest at a fixed rate of 5.0%, payable quarterly commencing on September 30, 2008 and mature in December 2008.  The proceeds from issuance of the 2008 Subordinated Debentures were used to contribute capital to the Banks.

The notes from the FHLB of Dallas bear interest at an average rate of 2.17% and have maturities ranging from one to six weeks. The notes from the FHLB of San Francisco bear interest at 2.33% and are callable daily at the discretion of the FHLB, and can be repaid at any time with a one-day notice. Maturities of any advances from the FHLBs since September 30, 2008 have been renewed with similar terms.  The security repurchase agreements bear interest at an average rate of 2.87% and mature on December 31, 2014.  The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

The following table provides, for the periods indicated, an analysis of the Company’s other borrowings:

	As of and for the Nine Months Ended September 30, 2008	As of and for the Year Ended December 31, 2007
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	26	–
maximum month-end balance during the period	2,000	–
Interest rate at end of period	–	–
Interest rate during the period	2.44%	–

FHLB Notes:
at end of period	$124,000	$74,000
Average during the period	112,414	25,516
maximum month-end balance during the period	133,000	74,000
Interest rate at end of period	2.24%	4.07%
Interest rate during the period	2.55	4.89

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	68
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	2.87%	2.87%
Interest rate during the period		2.87

Subordinated Debentures:
at end of period	$4,000	$–
average during the period	1,409	–
maximum month-end balance during the period	4,000	–
Interest rate at end of period	5.00%	–
Interest rate during the period	5.00	–

Federal Reserve TT&L:
at end of period	$1,187	$796
Average during the period	681	819
maximum month-end balance during the period	1,187	1,067

Liquidity and Recent Market Conditions. The Company believes it has sufficient liquidity for operations and other needs despite recent economic developments. Sources of liquidity are loan and investment securities repayments, deposit inflows, and lines of credit from the FHLB of Dallas and San Francisco (“FHLBs”) as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $293.2 million from the FHLBs, $9.2 million from the FRB discount window, and $21.5 million from other correspondent banks. With the recent temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 and the temporary FDIC insurance extended to all non-interest bearing deposit accounts regardless of size under the Temporary Liquidity Guarantee Program, depositor concern has been lessened and deposit inflows remain stable. The Company plans to participate in the Temporary Liquidity Guarantee Program and may be subject to pay the 10 basis points per annum charge for noninterest bearing transaction deposits above $250,000.  The Company continues to attract core deposits and certificates of deposit from retail and commercial customers. With capital levels exceeding the levels required to be considered “well-capitalized”, the Company is also able to access other wholesale funding sources without restriction, including brokered deposits, the CDARS program and repurchase agreements. These wholesale sources are being used to provide access to lower-cost and longer-term funding than the current retail environment supports. The Company has applied for participation in the CPP, which would provide additional liquidity as well as capital to sustain future needs.

Uses of liquidity are primarily for deposit and loan activity as well as operations of the Company and the Banks. The Company’s loan to deposit ratio at September 30, 2008 was 106.04%. As of this same date, the Company had commitments to fund loans in the amount of $271.6 million, and had stand-by letters of credit of $9.8 million for which the Company has recorded a liability of $35,000 at September 30, 2008, representing the fair value of the Company’s probable obligations.

Capital Resources. Shareholders’ equity at September 30, 2008 was $123.4 million compared with $117.4 million at December 31, 2007, an increase of $6.0 million. This increase was primarily the combined result of $6.6 million in net income, and a net increase in additional paid-in capital of $532,000 due to the effect of stock-based compensation expense, net of the issuance of restricted stock and dividend reinvestment, partially offset by dividend payments of $1.3 million, and an increase in accumulated other comprehensive loss of $647,000.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-based capital ratios as of September 30, 2008 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At September 30, 2008
The Company
Leverage ratio	4.00	%(1)	N/A %	8.77%
Tier 1 risk-based capital ratio	4.00		N/A	9.09
Risk-based capital ratio	8.00		N/A	10.24
MetroBank
Leverage ratio	4.00	%(2)	5.00%	8.96%
Tier 1 risk-based capital ratio	4.00		6.00	9.30
Risk-based capital ratio	8.00		10.00	10.41
Metro United Bank
Leverage ratio	4.00	%(3)	5.00%	9.15%
Tier 1 risk-based capital ratio	4.00		6.00	9.46
Risk-based capital ratio	8.00		10.00	10.53
______________________________________

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The Company believes estimates of fair value are a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. The extent to which fair value is used on a recurring basis was significantly expanded upon the adoption of SFAS No. 159 and SFAS No. 157 effective on January 1, 2008. An example of this recurring use of fair value includes available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include goodwill, intangible assets, and certain collateral dependent impaired loans. Depending on the nature of the asset, various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934)  were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

Except for the addition of the risk factors described below, there have been no material changes in the risk factors previously described under "Item 1A. Risk Factors" of the Company's 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008.

The current economic environment poses significant challenges for the Company and could adversely affect the Company's financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in the Company's markets.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  The Company retains direct exposure to the residential and commercial real estate markets, and is affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on the Company's borrowers or its customers, which could adversely affect its financial conditions and results of operations.  In addition, a possible national economic recession or further deterioration in local economic conditions in the Company's markets could drive losses beyond that which is provided for in its allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;
•	increases in nonperforming assets and foreclosures;
•	decreases in demand for the Company's products and services, which could adversely affect its liquidity position; and
•	decreases in the value of the collateral securing the Company's loans, especially real estate, which could reduce customers' borrowing power.

Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Further, details as to the approval of the Company's participation or access to such programs and their subsequent impact on the Company's business, prospects, financial condition and results of operation remain uncertain.

Current levels of market volatility are unprecedented and could adversely impact the Company's results of operation and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience further adverse effects, which may be material, on its ability to access capital and on its results of operations.

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
_________________
* Filed herewith.
** Furnished herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: November 7, 2008		George M. Lee
Executive Vice Chairman, President and Chief
Executive Officer (principal executive officer)

Date: November 7, 2008	By:	/s/ David C. Choi
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

____________________
* Filed herewith.
** Furnished herewith.