Form 10-K
period 2008-12-31
METROCORP BANCSHARES INC
filed 2009-03-16
CIK 1068300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2009, the number of outstanding shares of Common Stock was 10,898,211.

As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the NASDAQ Global Market on such date was approximately $98.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2008, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Item 7 of this report and other cautionary statements set forth elsewhere in this report.

General

MetroCorp Bancshares, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas in 1998 to serve as a holding company for MetroBank, National Association (“MetroBank”). On October 5, 2005, the Company acquired Metro United Bank (“Metro United”) (formerly known as First United Bank), with its locations in San Diego and Los Angeles, California. The Company’s headquarters are located at 9600 Bellaire Boulevard, Suite 252, Houston, Texas 77036, and its telephone number is (713) 776-3876.

The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets through its subsidiary banks (collectively, the “Banks”) by providing personalized service to the communities in Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. Historically, the Company has strategically opened banking offices in areas with large multicultural and Asian concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity. As a part of the Company’s business development strategy, MetroBank opened and commenced operations of representative offices in Xiamen, China during the fourth quarter of 2006, and Chongqing, China during the first quarter 2008. The representative offices do not conduct banking activities but were established to cultivate business relationships with customers that have the potential of expanding their business in the United States.

MetroBank, National Association

MetroBank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, three of whom currently serve as directors of the Company and MetroBank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, MetroBank expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened MetroBank’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, MetroBank has accomplished its growth internally through the establishment of de novo branches in various market areas. Since MetroBank’s formation in 1987, it has established numerous branches in the greater Houston metropolitan area and currently has nine banking offices in Houston. In 1996, MetroBank expanded into the Dallas metropolitan area, and currently has four banking offices.

Metro United Bank

Metro United, which was acquired in October, 2005, was originally founded in 1990 in San Diego, California to meet the banking needs of the local business communities. Metro United caters its services to various businesses, professionals and individuals with diversified cultural backgrounds and focuses its lending activities primarily on commercial real estate. In 1999, Metro United opened its Los Angeles branch in Alhambra to serve the community along the Monterey Park/San Gabriel Valley corridor. During 2006, Metro United added four new locations to better serve its customers. It acquired a branch in Irvine from Omni Bank, N.A., opened loan production offices in San Mateo and San Francisco that were upgraded to full service branches in 2007, and established an executive office in the City of Industry, which also began functioning as a full service branch in the first quarter of 2007.

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

Business

Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful commercial and retail banking endeavor. The Company intends to continue to focus on synchronizing the Texas and California operations to provide a sound platform for growth. Specific goals include, but are not limited to: (1) building solid customer relationships through cross-selling initiatives, enhancing product mix, and optimizing pricing structures; (2) streamlining operational processes of the Company’s two subsidiary banks in an effort to increase efficiencies in delivery of products and services; and (3) improving asset quality and diversifying the loan portfolio.

In connection with the Company’s approach to community banking, the Company offers products designed to appeal to its customers and enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the communities that it serves. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Each of its product lines is an outgrowth of the Company’s expertise in meeting the particular needs of its customers. The Company’s principal lines of business are the following:

Commercial and Industrial Loans. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad array of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2008, the Company’s commercial and industrial loan portfolio was $467.5 million or 34.7% of the gross loan portfolio.

Commercial Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2008, the Company had a commercial mortgage portfolio of $720.1 million or 53.4% of the gross loan portfolio.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are in Texas and are for single-family dwellings. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2008, the Company had a real estate construction portfolio of $144.4 million or 10.7% of the gross loan portfolio, of which $43.2 million was residential and $101.1 million was commercial.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the United States Small Business Administration (the “SBA”) federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2008, MetroBank had $37.4 million in the retained portion of its SBA loans, approximately $19.6 million of which was guaranteed by the SBA.

Trade Finance. Since its inception in 1987, the Company, through its subsidiary MetroBank, has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government, which provides guarantees for trade finance loans. At December 31, 2008, the Company’s aggregate trade finance portfolio commitments were approximately $22.2 million.

Residential Mortgage Brokerage and Lending. The Company, through its subsidiary MetroBank, uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process residential mortgage loans, which are underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service the loans underwritten by third party mortgage companies. The Company also originates five to seven year balloon residential mortgage loans, primarily collateralized by owner occupied residential properties, with a 15-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2008, the residential mortgage portfolio was $12.4 million or 0.92% of the gross loan portfolio. The Company had no subprime residential mortgage loans at December 31, 2008.

Retail Banking. The Company offers a variety of deposit products and services to retail customers through its branch networks in Texas and California. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking. The Company through its subsidiary MetroBank, offers retail loan products which include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. At December 31, 2008, retail loan products totaled less than one percent of the gross loan portfolio.

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

Employees

As of December 31, 2008, the Company had 320 full-time equivalent employees, 63 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2008, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 8.75% and its ratio of total capital to total risk-weighted assets was 10.17%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2008, the Company’s leverage ratio was 8.54%.

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

Control Acquisitions. The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, the CBCA prohibits any entity from acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of a bank holding company's or bank's voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. In most circumstances, an entity that owns 25% or more of the voting securities of a banking organization owns enough of the capital resources to have a controlling influence over such banking organization for purposes of the CBCA. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity's investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement, the Federal Reserve Board will permit noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

MetroBank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2008, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.

Metro United. A California-chartered bank may not declare a dividend in an amount which exceeds the lesser of (i) the bank's retained earnings or (ii) the bank's net income for its last three fiscal years less the amount of any dividends paid to shareholders during such period. However, a bank may, with the prior approval of the DFI, declare a dividend in an amount not exceeding the greater of (a) its retained earnings, (b) its net income for its last fiscal year or (c) its net income for its current fiscal year. Under federal law, Metro United cannot pay a dividend if, after paying the dividend, Metro United will be “undercapitalized.” In the event that the DFI determines the shareholders' equity of a bank is inadequate or that the making of the dividend by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making the proposed dividend. Federal regulators may declare a dividend payment to be unsafe and unsound even though Metro United would continue to meet its capital requirements after the dividend.

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

The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2008, MetroBank’s and Metro United’s ratio of Tier 1 capital to total risk-weighted assets was 9.14% and 9.16%, respectively. The ratio of total capital to total risk-weighted assets at December 31, 2008, was 10.39% for MetroBank, and 10.41% for Metro United.

The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2008, MetroBank’s and Metro United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.86% and 9.09% respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. Based on the most recent notification from the OCC with respect to MetroBank and from the FDIC with respect to Metro United, MetroBank and Metro United were classified as “well-capitalized” for purposes of the FDIC's prompt corrective action regulations.

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

Deposit Insurance Assessments. The deposits held by MetroBank and Metro United are insured by the FDIC through the DIF to the extent required by law and MetroBank and Metro United must pay assessments to the FDIC for federal deposit insurance protection. The FDIC maintains the DIF by designating a reserve ratio between a range of 1.15% to 1.50%. If the reserve ratio falls below 1.15%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the reserve ratio exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. The FDIC declares a 50% dividend when the reserve ratio reaches 1.35% and a 100% dividend when the reserve ratio reaches above 1.50%. The designated reserve ratio is currently set at 1.25%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Under a risk-based assessment system required by the FDICIA, FDIC-insured depository institutions pay quarterly insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to regulators. An institution’s risk assignment includes assignment to Risk Category I, II, III, or IV.

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC's DIF restoration plan. As a result, initial base assessment rates currently range from 12 to 14 basis points for Risk Category I institutions, 17 basis points for Risk Category II institutions, 35 basis points for Risk Category III institutions, and 50 basis points for Risk Category IV institutions. On February 27, 2009, the Board of Directors of the FDIC issued final rules to amend the restoration plan for the DIF, change the risk-based assessment system and set assessment rates to begin in the second quarter of 2009. Beginning April 1, 2009, total base assessment rates will range from 7 to 24 basis points for Risk Category I institutions, 17 to 43 basis points for Risk Category II institutions, 27 to 58 basis points for Risk Category III institutions, and 40 to 77.5 basis points for Risk Category IV institutions. Institutions with $1 billion or more in assets have their assessment base determined using average daily balances, as opposed to utilizing quarter-end balances. Institutions with less than $1 billion in assets have the option of continuing to use quarter-end balances to determine their assessment bases. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

Also, on February 27, 2009, the FDIC issued an interim rule for a special assessment of 20 basis points to restore the DIF to an acceptable level. This special assessment could be lowered to 10 basis points if the FDIC's borrowing authority, currently set at $30 billion, is increased pursuant to legislation which has recently been introduced in congress. Following the comment period and assuming the interim rule becomes final, the special assessment will be made on June 30, 2009 and will be collected September 30, 2009. This assessment will be in addition to the new assessment rates which become effective April 1, 2009.

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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. In its most recent performance evaluation, MetroBank received an “outstanding” CRA performance rating from the OCC. Metro United Bank received a “satisfactory” CRA performance rating from the FDIC in its most recent performance evaluation.

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

The U.S. Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including the Company and the Banks, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, the Company and the Banks restrict transactions with certain targeted countries except as permitted by OFAC.

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the financial condition, results of operations or business of the Company and its subsidiaries.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. TARP gave the U.S. Department of the Treasury (“U.S. Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP”), which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant's risk-weighted assets. The CPP also requires a public company participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury. On January 16, 2009, the Company issued preferred stock and a warrant to purchase its Common Stock to the U.S. Treasury as a participant in the CPP. For additional details about the Company’s participation in the CPP, please refer to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K.

FDIC Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”) announced by the FDIC on October 14, 2008 to prevent systemic risk, promote financial stability by preserving confidence in the banking system and encourage liquidity in order to ease lending to creditworthy businesses and consumers. The TLGP applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out. The Company, MetroBank and Metro United did not opt out and chose to participate in the TLGP. Under the TLGP, specific categories of newly issued senior unsecured debt issued by the Company, Metro Bank or Metro United on or before June 30, 2009 would be guaranteed by the FDIC until June 30, 2012. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction deposit accounts maintained at MetroBank and Metro United are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Coverage under the TLGP is available to eligible financial institutions at a cost of 50 to 100 basis points per annum, depending on the initial maturity of the senior unsecured debt and 10 basis points per annum for deposit insurance coverage on non-interest bearing transaction account deposits on balances above $250,000. For additional details about the Company’s participation in the TLGP, please refer to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, U.S. Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (“Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under EESA.

The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock the Company issued under the CPP, remains outstanding. These ARRA restrictions shall not apply to any TARP recipient during such time when the U.S. Treasury (i) only holds a warrant to purchase common stock of such recipient or (ii) holds no preferred stock or warrant to purchase common stock of such recipient.

As a result of the Company’s participation in the CPP, the restrictions and standards set forth in Section 7001 of the ARRA are applicable to the Company, subject to regulations to be promulgated by the U.S. Treasury. Pursuant to Section 7001(g) of the ARRA, the Company is permitted to repay the $45.0 million received under the CPP, subject to approval by its primary Federal banking regulator, without regard to certain repayment restrictions in the Purchase Agreement.

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

An investment in the Company’s common stock (“Common Stock”) involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in its Common Stock. Additional risks and uncertainties that the Company are unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this annual report on Form 10-K were to occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

Risks Associated with the Company's Business

The current economic environment poses significant challenges for the Company and could adversely affect the Company's business, financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. The Company retains direct exposure to the residential and commercial real estate markets, and is affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on the Company's borrowers or its customers, which could adversely affect its business, financial condition and results of operations.

The Company's ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit portfolio is made more complex by these difficult market and economic conditions. The Company also expects to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase the Company’s costs and limit its ability to pursue certain business opportunities. In addition, the Company may be required to pay even higher FDIC deposit insurance premiums than the recently increased level, including if the special assessment of 20 basis points proposed by the FDIC becomes final, because financial institution failures resulting from the depressed market conditions and other factors have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

A prolonged national economic recession or further deterioration in these conditions in the Company's markets could drive losses beyond that which is provided for in its allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for the Company's products and services, which could adversely affect its liquidity position; and

•	decreases in the value of the collateral securing the Company's loans, especially real estate, which could reduce customers' borrowing power.

The Company does not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on the Company, its customers and the other financial institutions in its market. As a result, the Company may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds. The U.S. Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the CPP, in which the Company participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP.

On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates. In addition, the ARRA, which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in TARP.

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s businesses, financial condition, results of operations, access to credit or the trading price of the Company’s Common Stock.

The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on the Company’s businesses, financial condition or results of operations.

Current levels of market volatility are unprecedented and could adversely impact the Company's results of operation and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience further adverse effects, which may be material, on its ability to access capital and on its results of operations.

The Company's business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.

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

Market interest rates are affected by many factors outside of the Company’s control, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder, and instability in domestic and foreign financial markets. In view of the low interest rates on savings, loans and investments that currently prevail, it is quite possible that significant changes in interest rates may take place in the future, and the Company cannot always accurately predict the nature or magnitude of such changes or how such changes may affect its business. Although the Company’s asset-liability management strategy is designed to control its risk from changes in the general level of market interest rates, it may not be able to prevent changes in interest rates from having a material adverse affect on the Company’s earnings and capital levels.

A large percentage of the Company's loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect its profitability.

Approximately 88.6% of the Company’s loan portfolio as of December 31, 2008 was comprised of loans collateralized by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

As of December 31, 2008, approximately $144.4 million or 10.7% of the Company’s gross loan portfolio was in real estate construction loans. Of this amount, $43.2 million were made to finance residential construction projects, of which 84.5% were located in Texas, and 15.5% were located in California. Further, $101.1 million of real estate construction loans were made to finance commercial construction, with 74.7% of these loans made to finance construction projects located in Texas and 25.3% of those loans made to finance construction projects located in California. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. The current slowdown in the sales of residential properties, and the related reduction in prices, has affected construction lending activities in the Company’s market area, and the Company expects that these conditions will have the effect of extending the durations of its construction loans and increasing the risk of possible loss on these loans. If any of these risks were to occur, it could adversely affect the Company’s financial condition and results of operations.

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

The Company's allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its earnings.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. Management makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.

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

In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further charge-offs, based on judgments different than those of the Company’s management. Any increase in the Company’s allowance for loan losses or charge-offs as required by these regulatory agencies could have a material negative effect on the Company's operating results and financial condition.

Liquidity risk could impair the Company's ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on its liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms which are acceptable to it could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company's access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could have a negative impact on the Company's profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

•	significant adverse change in business climate;

•	significant changes in credit quality;

•	significant unanticipated loss of customers;

•	unanticipated loss of key personnel;

•	significant loss of deposits or loans; or

•	significant reductions in profitability.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2008, the Company’s goodwill totaled $21.8 million. While the Company has recorded no such impairment charges since it initially recorded the goodwill, there can be no assurance that its future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company may need to raise additional capital in the future and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit its access to some of its customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

The Company cannot assure you that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of the Banks or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

The Company's profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas metropolitan areas in Texas, and in the greater San Diego, Los Angeles, and San Francisco metropolitan areas in California. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Recently, economic conditions in California and, to a lesser extent, Texas have declined and if either of these regions experiences a downturn or a recession for a prolonged period of time, the Company would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect the Company’s financial condition, results of operations and future prospects.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company, and such impairment could materially harm our operating results.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower's ability to repay a loan.

The Company makes both secured and some unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

The limitations on incentive compensation contained in the ARRA may adversely affect the Company's ability to retain its highest performing employees.

As a participant in the U.S. Treasury’s CPP, the Company is subject to the executive compensation limitations under the EESA and the ARRA. The recently enacted ARRA contains restrictions on bonus and other incentive compensation payable to the five (5) executives named in a company’s proxy statement and in certain circumstances these restrictions apply to the next five (5) to twenty (20) highest paid employees, as the case may be. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that the Company may be unable to create a compensation structure that permits the Company to retain its highest performing employees. If this were to occur, the Company’s business and results of operations could be adversely affected, perhaps materially.

Potential acquisitions may disrupt the Company's business and dilute shareholder value.

The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Difficulty and expense of integrating the operations, management, products and services of the target company;

•	Potential disruption to the Company’s business;

•	Potential diversion of the Company management's time and attention;

•	Possible loss of key employees and customers of the target company; and

•	Difficulty in estimating the value of the target company.

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

An interruption in or breach in security of the Company's information systems may result in a loss of customer business.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposits, servicing or loan origination systems. Although the Company has policies and procedures designed to prevent or minimize the effect of a failure, interruption or security breach of its communications or information systems, the Company cannot assure that such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed by the Company. The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on the Company's results of operations and financial condition.

The business of the Company is dependent on technology and its inability to invest in technological improvements may adversely affect its results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Company will be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect its financial performance, and the Company may be adversely affected by changes in federal and local laws and regulations.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, its subsidiary banks, and their respective operations. In response to the downturn in the economy, recent market volatility and lack of liquidity in the credit markets, new legislation has been introduced and passed and it is likely that there will be significant changes to the banking regulatory regime in the future. Such additional legislation and regulations could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of MetroBank or Metro United, which could have a material adverse effect on the Company’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on the Company.

Risks Associated with the Company's Common Stock

The Company's corporate organizational documents and the provisions of Texas law to which it is subject may delay or prevent a change in control of the Company that you may favor.

The Company's amended and restated articles of incorporation and amended and restated bylaws contain various provisions which may delay, discourage or prevent an attempted acquisition or change of control of The Company. These provisions include:

•	a board of directors classified into three classes of directors with the directors of each class having staggered three year terms;

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

The Company's articles of incorporation provide for noncumulative voting for directors and authorize the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of the Company preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company.

The trading volume in the Company Common Stock has been low.

Although the Company common stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company common stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company's stock price to fall. As of December 31, 2008, the Company's executive officers and directors owned approximately 25.1% of the Common Stock. The significant amount of Common Stock owned by the Company’s executive officers and directors may adversely affect the development of a more active trading market.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury's equity investment in the Company.

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited from increasing dividends on its Common Stock, and from making certain repurchases of equity securities, including its Common Stock, without the U.S. Treasury's consent until the third anniversary of the U.S. Treasury's investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Further, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Company Common Stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. For additional details about the Company's participation in the CPP, please refer to the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K.

The holders of the Company's junior subordinated debentures have rights that are senior to those of the Company's shareholders.

As of December 31, 2008, the Company had $40.1 million in junior subordinated debentures outstanding of which $36.1 million were issued to the Company's subsidiary trust, MCBI Statutory Trust I. The Trust purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors and common securities to the Company. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by the Trust, provided the Trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and, in the event of the Company's bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company's Common Stock. The Company's ability to pay the future distributions depends upon the earnings of the Banks and dividends from the Banks to the Company, which may be inadequate to service the obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive offices of the Company and MetroBank are located in leased space at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The principal executive offices of Metro United are located in the City of Industry branch, in leased space at 17870 Castleton Street, in City of Industry, California. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total
Branches in Houston metropolitan area	4	5	9
Branches in Dallas metropolitan area	—	4	4
Branch in San Diego, California	—	1	1
Branches in Los Angeles metropolitan area(1)	—	2	2
Branches in San Francisco metropolitan area(2)	—	2	2
Branch in City of Industry, California	—	1	1
Corporate headquarters in Houston, Texas	—	1	1

Total	4	16	20

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

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Market under the symbol “MCBI.” As of February 28, 2009, there were 10,898,211 shares outstanding and approximately 196 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Company’s common stock reported by NASDAQ during the two years ended December 31, 2008:

	High	Low
2008
Fourth quarter	$13.25	$6.46
Third quarter	13.49	9.85
Second quarter	13.37	11.46
First quarter	14.19	12.08

2007
Fourth quarter	$16.82	$12.12
Third quarter	21.92	15.65
Second quarter	22.08	18.57
First quarter	22.40	18.91

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

	2008	2007
Fourth quarter	$0.04	$0.04
Third quarter	0.04	0.04
Second quarter	0.04	0.04
First quarter	0.04	0.04

The principal source of cash revenues to the Company is dividends paid by the subsidiary banks with respect to the subsidiary banks’ capital stock. Future dividends on the Common Stock will depend upon the Company's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the board of directors of the Company.

As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to MetroBank and Metro United limit the payment of dividends and other distributions by the Banks to the Company, and may therefore limit the Company's ability to pay dividends on its Common Stock. If required payments on the Company's outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are deferred, the Company will be prohibited from paying dividends on its Common Stock. Regulatory authorities could impose administratively stricter limitations on the ability of the subsidiary banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

In addition, on January 16, 2009, the Company entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the (“Purchase Agreement”)) with the U.S. Treasury, pursuant to which the Company issued and sold to the U.S. Treasury 45,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (“Series A Preferred Stock”). Beginning on January 16, 2009 and until (i) the third anniversary of the U.S. Treasury’s investment, (ii) the Company has redeemed the Series A Preferred Stock or (iii) the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to increase dividends or make any distribution on the Common Stock. Also, as long as the Series A Preferred Stock is outstanding, dividend payments will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 2003 to December 31, 2008, with the cumulative total return of the NASDAQ Stock Market (US) Index (“NASDAQ Composite”), and the SNL $1 Billion to $5 Billion Bank Asset-Size Index (“SNL Bank $1B-$5B Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on December 31, 2003 in the Company’s Common Stock, the NASDAQ Composite and the SNL $1B-$5B Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return

MetroCorp Bancshares, Inc.,

The NASDAQ Stock Market (US) Index,

and the SNL $1 Billion to $5 Billion Bank Asset-Size Index

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
MetroCorp Bancshares, Inc.	100.00	151.19	204.06	218.22	136.06	79.15
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

Source:	SNL Financial LC, Charlottesville, VA

©2008

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$97,030	$102,298	$86,678	$59,104	$45,304
Interest expense	40,731	45,392	33,498	17,538	11,349

Net interest income	56,299	56,906	53,180	41,566	33,955
Provision for loan losses	16,649	3,145	612	1,936	1,343

Net interest income after provision for loan losses	39,650	53,761	52,568	39,630	32,612
Noninterest income	8,426	8,288	7,924	8,061	8,251
Noninterest expense	45,036	42,935	39,467	31,852	28,238

Income before provision for income taxes	3,040	19,114	21,025	15,839	12,625
Provision for income taxes	1,205	6,939	7,521	5,059	4,031

Net income	$1,835	$12,175	$13,504	$10,780	$8,594

Per Share Data(1):
Earnings per share:
Basic	$0.17	$1.11	$1.24	$1.00	$0.80
Diluted	0.17	1.10	1.22	0.98	0.79
Book value	11.00	10.74	9.72	8.53	7.97
Tangible book value	8.94	8.67	7.61	6.40	7.97
Cash dividends	0.16	0.16	0.16	0.16	0.16
Dividend payout ratio	94.55%	14.35%	12.91%	16.08%	20.05%
Weighted average shares outstanding (in thousands):
Basic	10,833	10,935	10,906	10,812	10,763
Diluted	10,897	11,110	11,112	10,959	10,845

Balance Sheet Data (Period End):
Total assets	$1,580,238	$1,459,706	$1,268,434	$1,128,204	$914,312
Securities	102,104	137,749	181,544	236,100	273,720
Loans(2)	1,346,048	1,201,911	886,556	771,473	594,536
Allowance for loan losses	24,235	13,125	11,436	13,169	10,501
Goodwill and core deposit intangibles	22,333	22,583	22,930	23,035	—
Total deposits	1,269,153	1,191,043	1,081,664	961,750	755,053
Junior subordinated debentures	36,083	36,083	36,083	36,083	—
Other borrowings	139,046	99,796	26,316	26,054	60,849
Total shareholders’ equity	119,159	117,410	105,948	92,228	85,723

Balance Sheet Data (Average):
Total assets	$1,546,611	$1,358,422	$1,191,239	$963,952	$882,017
Securities	119,233	164,829	207,371	254,505	271,198
Loans(3)	1,294,744	1,059,654	819,103	640,703	565,920
Allowance for loan losses	15,457	12,599	13,031	11,567	10,944
Goodwill and core deposit intangibles	22,465	22,768	22,911	5,580	—
Total deposits	1,229,246	1,164,903	1,012,887	813,457	728,683

Junior subordinated debentures	36,083	36,083	36,083	8,897	—
Other borrowings	139,993	26,403	25,949	42,877	64,022
Total shareholders’ equity	122,602	113,001	99,104	89,271	81,044

Performance Ratios:
Return on average assets	0.12%	0.90%	1.13%	1.12%	0.97%
Return on average equity	1.50	10.77	13.63	12.08	10.60
Net interest margin	3.87	4.47	4.76	4.52	4.02
Efficiency ratio(4)	66.55	65.86	64.60	64.18	66.91

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	4.27%	0.76%	1.37%	2.52%	3.06%
Total nonperforming assets to total assets	3.65	0.62	0.96	1.73	2.00
Net charge-offs to average total loans	0.43	0.14	0.29	0.25	0.20
Allowance for loan losses to total loans	1.80	1.09	1.29	1.71	1.77
Allowance for loan losses to net nonperforming loans(5)	47.54	247.13	173.64	84.21	62.94

Capital Ratios:
Leverage ratio(6)	8.54%	9.50%	9.70%	9.96%	9.59%
Average shareholders’ equity to average total assets	7.93	8.32	8.32	9.26	9.19
Tier 1 risk-based capital ratio—period end	8.75	9.20	11.19	11.18	12.82
Total risk-based capital ratio—period end	10.17	10.44	13.15	13.73	14.07

(1)	Per share data for all periods prior to September 1, 2006 has been restated to give effect to the 3-for-2 stock split effective on such date.
(2)	Includes loans held-for-sale of $1.9 million at December 31, 2004.
(3)	Includes loans held-for-sale with an average balance of $621,000 and $3.4 million for the years ended December 31, 2005 and 2004, respectively.
(4)	Calculated by dividing total noninterest expense, excluding loan loss provisions and impairment on securities, by net interest income plus noninterest income.
(5)	Net nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and troubled debt restructurings, net of guaranteed portion.
(6)	The leverage ratio is calculated by dividing Tier 1 capital by average assets for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operation;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a determination or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

Allowance for loan losses. The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See—“Financial Condition—Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments.”

Goodwill. The Company believes goodwill is a critical accounting estimate that requires significant judgment and estimates to be used in the preparation of its consolidated financial statements. The Company reviews goodwill for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Metro United, the Company's only reporting unit with assigned goodwill, is below the carrying value of its equity. The Company's annual evaluation is performed as of August 31 of each year.

Annual Evaluation

In determining the fair value of Metro United, the Company primarily uses a review of the valuation of recent guideline bank acquisitions as well as discounted cash flow analysis. The guideline bank transactions were selected from a similar geographic footprint as Metro United or having a similar market focus, based on publicly available information. Valuation multiples such as price-to-book, price-to-tangible book, price-to-deposits, and price-to-earnings from the guideline transactions are compared with Metro United’s operating results to derive its implied goodwill as of the valuation date. The Company also uses the discounted cash flow method to estimate the value of Metro United. The discounted cash flow method estimates the value of interest rate sensitive instruments by discounting the expected future cash flows using the current interest rates at which similar instruments with similar terms would be made. In addition, as a third method of determining fair value, quoted stock prices as of the valuation date for the Company and its peer guideline banks were used as a current comparative proxy. The values separately derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) are evaluated to assess whether goodwill was impaired.

Additional Evaluation

As a result of the decrease in the market price of the Company’s stock to a level below book value during the fourth quarter of 2008, continued deterioration in the economy during the fourth quarter of 2008, and a net loss recorded by Metro United for the year ended December 31, 2008, the Company performed an additional valuation of goodwill as of December 31, 2008. Due to a lack of guideline bank acquisitions in the fourth quarter of 2008, the Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the valuation multiples listed in the previous paragraph in a normalized market. The financial forecasts considered several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The Company used an average growth rate of 6% for the 5-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%.

The Company also considered the fair value of Metro United in relationship to the Company’s stock price and performed a reconciliation to market price. This reconciliation was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its segments, Metro Bank and Metro United. The allocation was based upon an average of the following internal ratios:

•	Metro United’s assets as a percentage of total assets

•	Metro United’s loans as a percentage of total loans

•	Metro United’s deposits as a percentage of total deposits

•	Metro United’s stockholder's equity as a percentage of total stockholders' equity

The derived fair value of Metro United was then compared to the carrying value of its equity. As the carrying value of its equity exceeded the fair value, an additional goodwill impairment evaluation was performed which involves calculating the implied fair value of the Metro United’s goodwill.

The implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. The fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of Metro United. The value of the implied goodwill is highly sensitive to the estimated fair value of Metro United’s net assets. The excess fair value of Metro United over the fair value of its net assets is the implied goodwill. The fair value of Metro United’s net assets is estimated using recent data observed in the market, including similar assets and liabilities.

Observable market information is utilized to the extent available and relevant. The estimated fair values reflect management’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk adjustments that are indicative of the current environment. The estimated liquidity and market risk adjustments on certain loan categories ranged from 20% to 50% due to the distressed nature of the market in California. The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United. The significant market risk adjustment that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans.

If the implied fair value of the goodwill for Metro United exceeds its carrying value of the goodwill, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any. Sensitivity analysis is performed to assess the potential ranges of implied goodwill.

Based on the fair value of Metro United’s assets and liabilities at December 31, 2008, the implied fair value of goodwill exceeded its carrying value. However, it is possible that future changes in the fair value of Metro

United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an impairment of the goodwill. Subsequent to year end, the stock price has declined which may require reassessment of goodwill in the first or subsequent quarters of 2009.

Stock-based compensation. The Company believes stock-based compensation is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

Fair Value. The Company believes estimates of fair value are a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. The extent to which fair value is used on a recurring basis was significantly expanded upon the adoption of SFAS No. 157 and SFAS No. 159 effective on January 1, 2008. An example of this recurring use of fair value includes available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include goodwill, intangible assets, and certain collateral dependent impaired loans. Depending on the nature of the asset, various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy established by SFAS No. 157 would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. As required under SFAS No. 157, any use of significant, unobservable inputs would be described in Note 17, “Fair Value,” to the Consolidated Financial Statements.

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

For the Years Ended December 31, 2008, 2007 and 2006

Overview

The Company, primarily through the Banks, generates earnings from several sources. The Banks attract customer deposits through their nineteen branches located in the greater Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CD’s”) and individual retirement accounts (“IRA’s”). With the funds attracted from the communities surrounding the branches, the Banks originate loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities. The Company’s net interest income represents the difference between the interest income earned on interest-earning assets, including loans and securities, and the interest expense paid on interest-bearing liabilities, including customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Company during each fiscal year and can be found on the Statement of Income under “net interest income.”

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

Total assets at December 31, 2008 were $1.58 billion, an increase of $120.5 million or 8.3% compared with $1.46 billion at December 31, 2007. The growth in assets was primarily a result of the loan growth through new loan originations. Total loans at December 31, 2008 were $1.35 billion, an increase of $144.1 million or 12.0% compared with $1.20 billion at December 31, 2007. Investment securities at December 31, 2008 were $102.1 million, down $35.6 million or 25.9% from $137.7 million at December 31, 2007. Total deposits at December 31, 2008 were $1.27 billion, an increase of $78.1 million or 6.6% compared with $1.19 billion at December 31, 2007. Other borrowings at December 31, 2008 were $139.0 million, up $39.2 million or 39.3% compared with $99.8 million at December 31, 2007. Junior subordinated debentures were $36.1 million at both December 31, 2008 and 2007.

Net income for the years ended December 31, 2008, 2007, and 2006 was $1.8 million, $12.2 million, and $13.5 million, respectively. Diluted earnings per share for the years ended December 31, 2008, 2007, and 2006 were $0.17, $1.10, and $1.22, respectively. The Company’s returns on average assets for the years ended December 31, 2008, 2007, and 2006 were 0.12%, 0.90%, and 1.13%, respectively. The Company’s returns on average equity for the same periods were 1.50%, 10.77%, and 13.63%, respectively. The 2008 decreases in net income, diluted earnings per share, return on average assets, and return on average equity were due to an increase in the provision for loan losses and other than temporary impairment on securities, and reduced net interest income, all the primary result of the deteriorating general economic conditions and downturn in the real estate market.

The provision for loan losses was $16.6 million for the year ended December 31, 2008, up $13.5 million or 429.4% compared with $3.1 million in 2007. The increase was primarily due to concerns of deteriorating economic conditions in both Texas and California, primarily in the residential and commercial real estate markets.

The provision for loan losses was $3.1 million for the year ended December 31, 2007, up $2.5 million or 413.9% compared with $612,000 in 2006. Although asset quality improved with a $2.5 million or 27.3% reduction in net nonperforming assets from December 31, 2006, to December 31, 2007, the provision for loan losses increased as a result of the 35.6% growth in total loans since December 31, 2006, and an increase in net charge offs in the fourth quarter of 2007.

Recent Developments

On October 3, 2008, the EESA (initially introduced as the TARP) was enacted. On October 14, 2008, the U.S. Treasury announced the CPP, which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.

In connection with the Company's participation in the CPP, on January 16, 2009, the Company issued and sold to the U.S. Treasury (i) 45,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (“Warrant”) to purchase 771,429 shares of the Company’s Common Stock, at an exercise price of $8.75 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $45.0 million in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Securities Purchase Agreement, dated January 16, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, prevents the Company for so long as the Series A Preferred Stock remains outstanding, from declaring or paying any dividend (other than regular quarterly cash dividends of not more than $0.04 per share) without the consent of the U.S. Treasury until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, limits the Company’s ability to repurchase shares of its Common Stock (with certain exceptions), grants the holders of the Series A Preferred Stock, the Warrant and the Company’s Common Stock to be issued upon exercise of the Warrant certain registration rights and subjects the Company to certain executive compensation limitations included in the EESA, as amended.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the TLGP announced by the FDIC on October 14, 2008 to prevent systemic risk, promote financial stability by preserving confidence in the banking system and encourage liquidity in order to ease lending to creditworthy businesses and consumers. The TLGP applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out. The Company, MetroBank and Metro United did not opt out and chose to participate in the TLGP. Under the TLGP, specific categories of newly issued senior unsecured debt issued by the Company, Metro Bank or Metro United on or before June 30, 2009 would be guaranteed by the FDIC until June 30, 2012. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction deposit accounts maintained at MetroBank and Metro United are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Coverage under the TLGP is available to eligible financial institutions at a cost of 50 to 100 basis points per annum, depending on the initial maturity of the senior unsecured debt and 10 basis points per annum for deposit insurance coverage on non-interest bearing transaction account deposits on balances above $250,000.

In February 2009, the Company was notified that a $3.9 million commercial land loan with accrued interest of $51,000, secured by commercial land with an appraised value net of selling costs of approximately $4.2 million, would not be repaid due to deterioration of the borrower’s financial strength. Such amounts are not included above or reflected in the financial condition, results of operations, or cash flows of the Company as of and for the year ended December 31, 2008.

2008 Developments

The second representative office of MetroBank in China, located in the city of Chongqing, opened during the first quarter of 2008. During the second quarter of 2008, the Company opened a new branch in Garland, Texas as a part of the strategy to expand its presence in the greater Dallas metropolitan area.

On June 30, 2008, the Company recognized an other-than-temporary impairment charge of $1.5 million pre-tax, on its $14.2 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”). In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss distributed in the form of securities held by the Fund that approximated the Company's respective interest in each of the underlying securities.

In October 2008, the Company filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to provide future flexibility in raising capital in order to take advantage of opportunities that become available should the need arise.

At December 31, 2008, total nonperforming assets increased $48.5 million to $57.6 million or 533.8% compared with $9.1 million at December 31, 2007, primarily due to deteriorating economic conditions in Texas and California. A portion of the increase was due to one commercial borrower in the health care industry (the “Borrower”) that filed a voluntary petition under Chapter 11 for bankruptcy reorganization in September 2008. The amount owed to the Company is approximately $16.0 million. Management currently believes the collateral value is sufficient to cover the outstanding principal and interest receivable balances on the loans and there will be no impairment loss related to these loans based on recent appraisals of the medical real property, review of accounts receivable and discussions with management. However, it is difficult to predict at this time what impact, if any, the bankruptcy proceedings will have on the ability of the Company to obtain repayment under the loans or realize on the collateral securing the loans. Management intends to aggressively pursue repayment of these loans and recovery and liquidation of the collateral securing the loans if necessary.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

2008 versus 2007. Net interest income, before provision for loan losses, in 2008 was $56.3 million compared with $56.9 million in 2007, a decrease of $607,000 or 1.1%, primarily due to lower loan yields partially offset by increased loan volume and lower deposit and borrowing cost. Interest rate cuts by the Federal Reserve since December 31, 2007, which caused the prime rate to decrease by 4% to 3.25%, resulted in a decrease in yields and costs for the year ended December 31, 2008, compared with the same period in 2007. The decrease of $5.3 million in interest income was partially offset by a $4.7 million decrease in interest expense. The net interest spread, which is the difference between the yield on earning assets and the cost of interest- bearing liabilities, decreased 33 basis points from 3.59% in 2007 to 3.26% in 2008. The decrease in the net interest spread is the result of a 136 basis point decrease in the average yield on earning assets that was partially offset by a 103 basis point decrease in the average cost of interest-bearing liabilities. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated as annualized interest expense divided by average earning assets. The net interest margin decreased 60 basis points from 4.47% in 2007 to 3.87% in 2008. The decrease reflects the 136 basis point decline in the yield on average earning assets, partially offset by a decrease in the average cost of earning assets of 76 basis points.

Interest income in 2008 was $97.0 million, down $5.3 million or 5.1% compared with $102.3 million in 2007. The decrease, caused by Federal Reserve rate cuts, was offset by loan growth with average total loans increasing 22.2% from $1.06 billion at December 31, 2007 to $1.29 billion at December 31, 2008, while other earning assets declined. Interest expense in 2008 was $40.7 million, down $4.7 million or 10.3% compared with $45.4 million in 2007. The average cost of interest-bearing liabilities decreased 103 basis points primarily due to lower interest rates paid on interest-bearing deposits, partially offset by an increase in other borrowings cost due to growth in average borrowings. Average other borrowings increased as they were a lower cost funding alternative to interest-bearing deposits. At December 31, 2008, approximately $942.2 million or 69.8% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. At December 31, 2008, the average yield on total loans was approximately 191 basis points above the average prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2008, approximately $718.4 million in loans or 53.2% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.58%.

2007 versus 2006. Net interest income, before provision for loan losses, in 2007 was $56.9 million compared with $53.2 million in 2006, an increase of $3.7 million or 7.0%, which increased primarily due to increases in both average earning assets and average yield. The increase of $15.6 million in interest income was offset by an $11.9 million increase in interest expense. The net interest spread decreased 37 basis points from 3.96% in 2006 to 3.59% in 2007. The decrease in the net interest spread is the result of a 28 basis point increase in the average yield on earning assets that was offset by a 65 basis point increase in the average cost of interest-bearing liabilities. The net interest margin decreased 29 basis points from 4.76% in 2006 to 4.47% in 2007. The decrease reflects the 57 basis point increase in the average cost of earning assets, partially offset by an increase in the yield on average earning assets of 28 basis points.

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

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Nonaccrual loans have been included in the table as loans carrying a zero yield with income, if any, recognized at the end of the loan term.

	Year Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,294,744	$90,715	7.01%	$1,059,654	$92,556	8.73%	$819,103	$73,137	8.93%
Taxable securities	114,527	5,006	4.37	158,590	6,909	4.36	193,878	8,320	4.29
Tax-exempt securities	4,706	231	4.91	6,239	307	4.92	13,493	664	4.92
Other investments	17,900	653	3.65	4,970	275	5.53	4,570	256	5.60
Federal funds sold and other short-term investments	22,033	425	1.93	43,977	2,251	5.12	87,304	4,301	4.93

Total interest-earning assets	1,453,910	97,030	6.67%	1,273,430	102,298	8.03%	1,118,348	86,678	7.75%

Less allowance for loan losses	(15,457)			(12,599)			(13,031)

Total interest-earning assets, net of allowance for loan losses	1,438,453			1,260,831			1,105,317
Noninterest earning assets	108,158			97,591			85,922

Total assets	$1,546,611			$1,358,422			$1,191,239

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$58,680	464	0.79%	$64,252	767	1.19%	$74,151	822	1.11%
Saving and money market accounts	302,113	8,189	2.71	245,765	9,200	3.74	162,668	4,441	2.73
Time deposits	656,603	26,690	4.06	650,446	32,140	4.94	584,010	24,851	4.26
Junior subordinated debentures	36,083	2,079	5.76	36,083	2,039	5.65	36,083	2,108	5.76
Other borrowings	139,993	3,309	2.36	26,403	1,246	4.72	25,949	1,276	4.92

Total interest-bearing liabilities	1,193,472	40,731	3.41%	1,022,949	45,392	4.44%	882,861	33,498	3.79%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	211,850			204,440			192,058
Other liabilities	18,687			18,032			17,216

Total liabilities	1,424,009			1,245,421			1,092,135
Shareholders’ equity	122,602			113,001			99,104

Total liabilities and shareholders’ equity	$1,546,611			$1,358,422			$1,191,239

Net interest income		$56,299			$56,906			$53,180

Net interest spread			3.26%			3.59%			3.96%
Net interest margin			3.87%			4.47%			4.76%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2008 vs 2007			2007 vs 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$20,534	$(22,375)	$(1,841)	$21,481	$(2,062)	$19,419
Taxable securities	(1,920)	17	(1,903)	(1,514)	103	(1,411)
Tax-exempt securities	(75)	(1)	(76)	(357)	—	(357)
Other investments	715	(337)	378	22	(3)	19
Federal funds sold and other temporary investments	(1,123)	(703)	(1,826)	(2,134)	84	(2,050)

Total increase (decrease) in interest income	18,131	(23,399)	(5,268)	17,498	(1,878)	15,620
Interest-bearing liabilities:
Interest-bearing demand deposits	(67)	(236)	(303)	(110)	55	(55)
Saving and money market accounts	2,109	(3,120)	(1,011)	2,269	2,490	4,759
Time deposits	304	(5,754)	(5,450)	2,827	4,462	7,289
Junior subordinated debentures	—	40	40	—	(69)	(69)
Other borrowings	5,360	(3,297)	2,063	22	(52)	(30)

Total increase (decrease) in interest expense	7,706	(12,367)	(4,661)	5,008	6,886	11,894

Increase (decrease) in net interest income	$10,425	$(11,032)	$(607)	$12,490	$(8,764)	$3,726

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under “—Financial Condition—Allowance for Loan Losses.” The 2008 provision for loan losses was $16.6 million, up approximately $13.5 million or 429.4% compared with $3.1 million in 2007. The increase was primarily due to concerns of deteriorating economic conditions in both Texas and California. In February 2009, in response to continued deterioration in the residential and commercial real estate markets, the Company performed an evaluation of sectors of the loan portfolio perceived to be most at risk under current market conditions. As part of this process, the Company obtained new appraisals for the underlying collateral of loans, considered the financial strength of the borrowers, and the past due status of the loan. In some cases, notification from the borrower of an inability to repay per loans terms was also a factor. The results of the evaluation led to the downgrade of certain loans and as a result, the provision for loan losses was increased by $3.7 million.

As of December 31, 2008, total nonperforming assets were $57.6 million compared with $9.1 million at December 31, 2007. The increase in nonperforming assets in 2008 compared with 2007 was primarily due to a medical relationship loan in the amount of $16.0 million in Texas, $6.4 million in single family home loans in Texas and California, $5.1 million in residential land loans in Texas and California, $5.1 million in three commercial land loans in Texas, a $4.8 million loan on a skilled nursing center in Texas, $3.5 million in loans on two retail centers in Texas, a $2.4 million restaurant loan secured by real estate in Texas, a $2.0 million loan secured by townhomes in Texas and a $1.0 million loan on an owner occupied veterinary clinic in Texas, which were partially offset by payoffs, sales of other real estate properties and write-downs on nonperforming assets. Also contributing to the increase in nonperforming assets was a $4.5 million troubled debt restructuring representing a loan participation purchased that is secured by commercial land in California.

The ratio of the allowance for loan losses to total loans at December 31, 2008 was 1.80% compared with 1.09% and 1.29% at December 31, 2007 and 2006, respectively. The Company strives to maintain its allowance for loan losses at calculated levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income

For the years ended December 31, 2008, 2007 and 2006, noninterest income was $8.4 million, $8.3 million, and $7.9 million, respectively, reflecting an increase of approximately $138,000 or 1.7% in 2008 compared with 2007, and an increase of approximately $364,000 or 4.6% in 2007 compared with 2006. The increase for the year ended December 31, 2008 was primarily due to increases in the cash value of bank owned life insurance that was purchased in June 2007 and other loan related fees, which were partially offset by a decrease in service fee income and the effect of the $358,000 gain on sale of a branch property that occurred in 2007. Service fees declined in 2008 as a result of expanded customer participation in electronic banking products resulting in a lower volume of check transactions, and a decline in the number of active checking accounts in Texas. Service fees for 2007 were $5.2 million, down $443,000 compared with $5.6 million, primarily due to fewer NSF service charges. The service fees category of noninterest income includes monthly deposit account service charge assessments, non-sufficient funds charges, and all other traditional non-lending bank service fees.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Service fees	$4,839	$5,175	$5,618
Loan related fees	1,721	1,511	1,627
Gain on securities transactions, net	91	2	12
Gain on sale of loans	288	277	390
Increase in cash value of bank owned life insurance	1,352	738	—
Other noninterest income	135	585	277

Total noninterest income	$8,426	$8,288	$7,924

Noninterest Expense

For the years ended December 31, 2008, 2007 and 2006, noninterest expense was $45.0 million, $42.9 million, and $39.5 million, respectively, reflecting an increase of approximately $2.1 million or 4.9% in 2008 compared with 2007, and an increase of $3.4 million or 8.8% in 2007 compared with 2006. The increase in noninterest expense in 2008 was primarily due to the other-than-temporary impairment charge on securities available for sale. The components of noninterest expense are discussed below.

Salaries and employee benefits for the years ended December 31, 2008, 2007 and 2006 was $24.3 million, $24.8 million, and $21.7 million, respectively, reflecting a decrease of $548,000 or 2.2% in 2008 compared with 2007, and an increase of $3.1 million or 14.3% in 2007 compared with 2006. The decrease in 2008 versus 2007 was primarily due to a reduction in the number of employees and amount of bonus accrual, partially offset by an increase in severance expenses, employee health care benefits, and stock-based compensation expense. The increase in 2007 versus 2006 was primarily due to the increase in staffing at Metro United for new branches and supporting personnel, and an increase in stock-based compensation expense. Total full-time equivalent employees at December 31, 2008, 2007 and 2006 were 320, 349, and 350, respectively. Average total full-time equivalent employees at December 31, 2008, 2007 and 2006 were 334, 357, and 329, respectively

Occupancy and equipment expense for the year ended December 31, 2008 was $8.1 million, down $29,000 or 0.4% compared with $8.2 million for the same period in 2007. Occupancy and equipment expense for the year ended December 31, 2007 was $8.2 million, up $1.2 million or 16.4% compared with $7.0 million for the same period in 2006. The increase was primarily due to the new branches and offices in California.

Legal and professional fees for the years ended December 31, 2008, 2007 and 2006 were $1.9 million, $1.4 million, and $2.4 million, respectively. The increase in legal and professional fees in 2008 was primarily due to legal fees resulting from activities related to nonperforming assets. The decrease in legal and professional fees in 2007 was primarily due to efficiencies gained in Sarbanes-Oxley compliance and nonrecurrence of legal fees incurred in 2006 related to growth in California.

During 2008, the Company recognized other-than-temporary impairment charges of approximately $2.0 million on securities available for sale. There were no impairment charges during 2007 and 2006. Additional information is presented in Note 3—“Securities” of the Notes to Consolidated Financial Statements.

Other noninterest expense for the year ended December 31, 2008 was $8.2 million, up $311,000 compared with $7.9 million for the same period in 2007, primarily due to the effect of the prior year elimination and reclassification of the Texas franchise tax to the Texas Margin tax and increases in the FDIC insurance assessment, online banking expenses and the provision for unfunded loan commitments, which were offset by decreases in business development expenses and other miscellaneous expenses. Other noninterest expense for the year ended December 31, 2007 was $7.9 million, up $512,000 compared with $7.4 million for the same period in 2006, due to increases in online banking expense, telecommunications expense, and other outside services, which were partially offset by decreases in franchise taxes and the provision for unfunded loan commitments.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$24,298	$24,846	$21,743
Occupancy and equipment	8,128	8,157	7,007
Core deposit intangible amortization	250	347	495
Foreclosed assets, net	289	278	461
Legal and professional fees	1,935	1,443	2,409
Impairment on securities	1,961	—	—
Other noninterest expense	8,175	7,864	7,352

Total noninterest expenses	$45,036	$42,935	$39,467

The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing noninterest expense excluding loan loss provisions and impairment on securities, by net interest income plus noninterest income. The

Company’s efficiency ratio for 2008 was 66.55%, up from the 2007 efficiency ratio of 65.86%. The increase for 2008 was due to the compression of net interest income as a result of declining market interest rates, coupled with higher noninterest expense. The Company’s efficiency ratio for 2007 was 65.86%, up from the 2006 efficiency ratio of 64.60%. The increase for 2007 was primarily due to the increase in noninterest expense.

Income Taxes

Income taxes for the years ended December 31, 2008 and 2007 include the federal income tax and California state tax at the statutory rate plus the Texas Margin tax. Income taxes for the year ended December 31, 2006, include the federal income tax and California state tax at the statutory rate plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. The Texas Margin tax is based on consolidated gross revenue from all sources, excluding interest and dividends from U.S. obligations, reduced by interest expense, certain personnel costs or an amount equal to 30% of gross income, whichever is greater. Margin tax income is apportioned to Texas based on the source of gross income and is taxed at a rate of 1%. For the year ended December 31, 2006, taxable income for the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income on federal securities.

Income tax expense for 2008 was $1.2 million, a decrease of $5.7 million or 82.6% compared with income tax of $6.9 million in 2007. Income tax expense for 2007 was $6.9 million, a decrease of $582,000 or 7.7% compared with income tax of $7.5 million in 2006. The effective income tax rates in 2008, 2007 and 2006 were 39.6%, 36.3%, and 35.8%, respectively. The increase in the effective income tax rate in 2008 as compared to 2007 was primarily the result of increases in the state income taxes for California and Texas and the increase in nondeductible stock-based compensation as a percentage of pre-tax income. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately with pre-tax income depending on the apportionment of income among members of the unitary group. The increase in the effective income tax rate was partially offset by the increase in the cash value of bank owned life insurance, which is non-taxable. The increase in the effective income tax rate in 2007 as compared to 2006 was the result of the effect of the Texas margin tax, which replaced the Texas franchise tax, and an increase in Metro United’s provision for loan losses, which is non-deductible for California state income taxes. The increase was partially offset by the increase in the cash value of bank owned life insurance, which is non-taxable.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See“—Financial Condition—Interest Rate Sensitivity and Market Risk.”

Business Segment Results

The Company manages its operations and prepares management reports with a primary focus on two geographical areas. Operating segment information is presented in Note 19—“Operating Segment Information” of the Notes to Consolidated Financial Statements.

Financial Condition

Loan Portfolio

Total loans were $1.35 billion at December 31, 2008, up $144.1 million, or 12.0% from $1.20 billion at December 31, 2007. The increase in 2008 represented growth of $9.4 million in commercial and industrial loans, $130.5 million in real estate mortgage loans, and $5.2 million in real estate construction loans. Total loans were $1.20 billion at December 31, 2007, up $315.4 million, or 35.6% from $886.6 million at December 31, 2006. The increase in 2007 represented growth of $91.0 million in commercial and industrial loans, $172.6 million in real estate mortgage loans, and $53.1 million in real estate construction loans.

Consistent with the Company’s strategy of loan and deposit growth, as well as using deposits to fund loan activity, the ratio of total loans to total deposits and to total assets increased as indicated by the following ratios. For the years ended December 31, 2008, 2007, and 2006, the ratio of total loans to total deposits was 106.1%, 100.9%, and 82.0%, respectively. For the same periods, total loans represented 85.1%, 82.3%, and 69.9% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,
	2008		2007		2006		2005		2004(1)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$467,546	34.65%	$458,117	38.01%	$367,072	41.25%	$331,869	42.84%	$345,570	57.88%
Real estate mortgage
Residential	12,399	0.92	5,306	0.44	4,847	0.55	7,739	1.00	11,199	1.87
Commercial	720,052	53.37	596,618	49.50	424,431	47.70	368,508	47.57	188,121	31.51

	732,451	54.29	601,924	49.94	429,278	48.25	376,247	48.57	199,320	33.38

Real estate construction
Residential	43,242	3.20	58,971	4.89	27,781	3.13	12,095	1.56	9,761	1.64
Commercial	101,125	7.50	80,208	6.65	58,311	6.55	44,315	5.72	32,868	5.50

	144,367	10.70	139,179	11.54	86,092	9.68	56,410	7.28	42,629	7.14

Consumer and other	4,864	0.36	6,132	0.51	7,332	0.82	10,172	1.31	9,556	1.60

Gross loans	1,349,228	100.00%	1,205,352	100.00%	889,774	100.00%	774,698	100.00%	597,075	100.00%

Less: unearned discounts, interest and deferred fees	(3,180)		(3,441)		(3,218)		(3,225)		(2,539)

Total loans	$1,346,048		$1,201,911		$886,556		$771,473		$594,536

(1)	Includes loans held-for-sale of $1.9 million at December 31, 2004.

Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

Commercial and Industrial Loans. A chief lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad array of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include accounts receivable and inventory, certificates of deposit, securities, real estate, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which house their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2008, approximately $318.7 million or 68.2% of the commercial and industrial loan portfolio was collateralized by real estate. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards. As of December 31, 2008, the Company’s commercial and industrial loan portfolio was $467.5 million or 34.7% of the gross loan portfolio.

Commercial Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2008, the Company had a commercial mortgage portfolio of $720.1 million or 53.4% of the gross loan portfolio, which were comprised of $440.8 million in loans from MetroBank and $279.3 million in loans from Metro United.

Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans in Texas are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2008, the Company had a real estate construction portfolio of $144.4 million or 10.7% of the gross loan portfolio, of which $43.2 million was residential and $101.1 million was commercial. Of the residential construction loans, $36.5 million and $6.7 million were from MetroBank and Metro United, respectively. The commercial construction loans were comprised of $75.6 million from MetroBank and $25.5 million from Metro United.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2008, MetroBank had $37.4 million in the retained portion of SBA loans, approximately $19.6 million of which was guaranteed by the SBA. These loans are included in most all types of loans including commercial and industrial, real estate mortgage, and real estate construction.

Trade Finance. Since its inception in 1987, the Company, through its subsidiary MetroBank, has originated trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government which provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2008, the Company’s aggregate trade finance portfolio commitments were $22.2 million.

Residential Mortgage Brokerage and Lending. The Company, through its subsidiary MetroBank, uses its existing branch network to offer a complete line of single-family residential mortgage products through third party mortgage companies. The Company solicits and receives a fee to process these residential mortgage loans, which are then underwritten by and pre-sold to third party mortgage companies. The Company does not fund or service these loans. The volume of residential mortgage loans processed by the Company and pre-sold to third party mortgage companies in 2008 was $6.1 million. Since the Company does not fund these loans, there is no interest rate or credit risk to the Company. The Company also originates five to seven year balloon residential mortgage loans with a 15-year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2008, the Company’s residential mortgage portfolio was $12.4 million, which was comprised of loans from MetroBank. The Company had no subprime residential mortgage loans at December 31, 2008.

Consumer Loans. The Company, through its subsidiary MetroBank, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include residential mortgage loans, residential construction loans, automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. At December 31, 2008, the Company’s consumer loan portfolio was $4.9 million.

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely makes loans at their respective legal lending limit. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $5 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee, or the Director’s Credit Committee based on the size of the loan relationship. Loans originated by Metro United are approved by the Director’s Credit Committee regardless the size of the loan relationship. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as of the dates indicated:

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Nonresidential building for rent/lease	$407,556	$450,586	$279,675
Hotels/motels	156,032	126,118	94,594
Other related to real estate	148,853	78,864	44,216
Wholesale trade	122,109	90,780	76,970
Construction	110,307	64,443	48,220
Health/education/social assistance	98,323	55,096	44,193
Restaurants	67,634	69,709	71,866
Convenience stores/gasoline stations	54,798	34,618	31,884
All other	183,616	235,138	198,156

Gross loans	$1,349,228	$1,205,352	$889,774

The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2008 are summarized in the following table:

	As of December 31, 2008
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$176,473	$176,398	$114,675	$467,546
Real estate mortgage:
Residential	5,070	4,317	3,012	12,399
Commercial	125,057	349,105	245,890	720,052
Real estate construction:
Residential	41,009	2,233	—	43,242
Commercial	50,752	23,510	26,863	101,125
Consumer and other	904	2,743	1,217	4,864

Total	$399,265	$558,306	$391,657	$1,349,228

Loans with a predetermined interest rate	$32,223	$189,184	$185,653	$407,060
Loans with a floating interest rate	367,042	369,122	206,004	942,168

Total	$399,265	$558,306	$391,657	$1,349,228

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

MetroBank’s loan review department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Metro United’s loan review process is performed quarterly by an external independent loan review company. Findings of each respective examination are reported to the Director’s Credit Committee of each bank. It is the responsibilities of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

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

The Company requires that nonperforming assets be monitored by the special assets department for Metro Bank, and internal credit personnel with the assistance of third party consultants and attorneys for Metro United, which actively manages all problem assets pursuant to the Company’s loan policy. These specialists endeavor to determine the best strategy for problem loan resolution and maximizing repayment on nonperforming assets.

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

2008 versus 2007. Total nonperforming assets at December 31, 2008 were $57.6 million, an increase of $48.5 million compared with $9.1 million at December 31, 2007. The increase in nonperforming assets in 2008 compared with 2007 was primarily due to a medical relationship loan in the amount of $16.0 million in Texas, $6.4 million in single family home loans in Texas and California, $5.1 million in residential land loans in Texas and California, $5.1 million in three commercial land loans in Texas, a $4.8 million loan on a skilled nursing center in Texas, $3.5 million in loans on two retail centers in Texas, a $2.4 million restaurant loan secured by real estate in Texas, a $2.0 million loan secured by townhomes in Texas and a $1.0 million loan on an owner occupied veterinary clinic in Texas, which were partially offset by payoffs, sales of other real estate properties and write-downs on nonperforming assets. Also contributing to the increase in nonperforming assets was a $4.5 million troubled debt restructuring representing a loan participation purchased that is secured by commercial land in California. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $1.8 million and $557,000 would have been recorded on these loans during the years ended December 31, 2008 and 2007, respectively.

2007 versus 2006. Total nonperforming assets at December 31, 2007 were $9.1 million, a decrease of $3.1 million compared with $12.2 million at December 31, 2006. The decrease in nonperforming assets in 2007 compared with 2006 was primarily due to the payoffs of three loan relationships totaling $6.6 million, the sale of an other real estate property of $1.9 million, and charge-offs on two relationships totaling $1.8 million, partially offset by the addition of five relationships totaling $6.3 million and various other loans totaling approximately $900,000. Had the total of nonaccrual loans remained on an accrual basis, interest in the amount of approximately $557,000 and $853,000 would have been recorded on these loans during the years ended December 31, 2007 and 2006, respectively.

The amount of interest income recognized on impaired loans, which includes nonaccrual loans and troubled debt restructurings, for the years ended December 31, 2008 and 2007 was $397,000 and $85,000, respectively. Nonaccrual loans at December 31, 2008 and 2007 were $37.5 million and $6.3 million, respectively, an increase of $31.1 million. Troubled debt restructurings at December 31, 2008 were $4.5 million, and represented a loan that is secured by commercial land in California on which the principal payment and maturity date had been extended with no other concessions made. There were no troubled debt restructurings at December 31, 2007. Other real estate at December 31, 2008 and 2007 was $4.8 million and $1.5 million, an increase of $3.3 million.

Included in total nonperforming assets are the portions guaranteed by the SBA, Overseas Chinese Community Guaranty Fund (“OCCGF”) and Ex-Im Bank, which totaled $1.8 million and $2.3 million at December 31, 2008 and 2007, respectively. Nonperforming assets, net of their guaranteed portions, were $55.8 million and $6.8 million, for the same periods, respectively. The ratios for net nonperforming assets to total loans and other real estate were 4.13% and 0.56% at December 31, 2008 and 2007, respectively. The ratios for net nonperforming assets to total assets were 3.53% and 0.46%, for the same periods, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$48,239	$6,336	$9,414	$15,606	$16,504
Accruing loans 90 days or more past due	103	1,284	29	32	181
Troubled debt restructurings	4,474	—	—	—	—
Other real estate (“ORE”)	4,825	1,474	2,747	3,866	1,566

Total nonperforming assets	57,641	9,094	12,190	19,504	18,251
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(1,843)	(2,309)	(2,857)	(2,210)	(3,032)

Net nonperforming assets	$55,798	$6,785	$9,333	$17,294	$15,219

Total nonperforming assets to total loans and ORE	4.27%	0.76%	1.37%	2.52%	3.06%
Total nonperforming assets to total assets	3.65	0.62	0.96	1.73	2.00
Net nonperforming assets to total loans and ORE	4.13	0.56	1.05	2.23	2.55
Net nonperforming assets to total assets	3.53	0.46	0.74	1.53	1.66

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s observable market price, (3) an unallocated component that reflects the inherent uncertainty of estimates and unforeseen events that allow MetroBank and Metro United to capture probable losses in the loan portfolio, and (4) a reserve for unfunded lending commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and non-performing loans, and charge-offs.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “—Nonperforming Assets.” Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are those loans which are in the process of being charged off.

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

The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Average total loans outstanding	$1,294,744	$1,059,654	$819,103	$640,703	$565,920

Total loans outstanding at end of period	$1,346,048	$1,201,911	$886,556	$771,473	$594,536

Allowance for loan losses at beginning of period	$13,125	$11,436	$13,169	$10,501	$10,308
Provision for loan losses	16,649	3,145	612	1,936	1,343
Allowance acquired through acquisition	—	—	—	2,307	—
Charge-offs:
Commercial and industrial	(2,783)	(2,044)	(3,737)	(2,146)	(2,660)
Real estate—mortgage	(374)	(611)	(21)	—	—
Real estate—construction	(2,066)	—	(39)	(5)	—
Consumer and other	(628)	(66)	(202)	(274)	(175)

Total charge-offs	(5,851)	(2,721)	(3,999)	(2,425)	(2,835)

Recoveries:
Commercial and industrial	304	646	680	804	1,509
Real estate—mortgage	—	573	874	6	104
Real estate—construction	1	—	—	—	—
Consumer and other	7	46	100	40	72

Total recoveries	312	1,265	1,654	850	1,685
Net charge-offs	(5,539)	(1,456)	(2,345)	(1,575)	(1,150)

Allowance for loan losses at end of period	24,235	13,125	11,436	13,169	10,501

Reserve for unfunded lending commitments at beginning of period	816	793	546	362	140
Provision for unfunded lending commitments	276	23	247	174	222
Reserve acquired through acquisition	—	—	—	10	—

Reserve for unfunded lending commitments at end of period	1,092	816	793	546	362

Allowance for credit losses	$25,327	$13,941	$12,229	$13,715	$10,863

Ratio of allowance for loan losses to end of period total loans	1.80%	1.09%	1.29%	1.71%	1.77%
Ratio of net charge-offs to average total loans	0.43	0.14	0.29	0.25	0.20
Ratio of allowance for loan losses to end of period total nonperforming loans	45.89	172.24	121.11	84.21	62.94

For the years ended December 31, 2008, 2007, and 2006, net charge-offs were $5.5 million, $1.5 million, and $2.3 million, respectively. The significant charge-offs for 2008 primarily consisted $3.6 million of charge-offs from California and $2.3 million from Texas, which were offset by $312,000 in recoveries. The significant California charge-offs consisted of $2.3 million in three residential land loan relationships, $600,000 on a restaurant loan, and $500,000 on a gas station loan. The significant Texas charge-offs consisted of $826,000 on a wholesale food business loan, $284,000 on a multi-family property loan, $250,000 on an owner-occupied veterinary clinic loan, and $210,000 on a residential land loan.

The significant charge-offs for 2007 primarily consisted of $1.2 million in loans to a commercial contractor, and a $610,000 real estate mortgage loan.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur, and does not preclude its availability to absorb losses in other categories. The total allowance is available to absorb losses from any segment of the loan portfolio.

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$8,190	34.65%	$5,584	38.01%	$4,210	41.25%	$5,349	42.84%	$6,119	57.88%
Real estate—mortgage	11,494	54.29	5,416	49.94	4,745	48.25	6,361	48.57	2,669	33.38
Real estate—construction	3,700	10.70	2,007	11.54	666	9.68	665	7.28	615	7.14
Consumer and other	119	0.36	79	0.51	110	0.82	114	1.31	79	1.60
Unallocated	732	—	39	—	1,705	—	680	—	1,019	—

Total allowance for loan losses	$24,235	100.00%	$13,125	100.00%	$11,436	100.00%	$13,169	100.00%	$10,501	100.00%

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

The fair value of securities was $102.1 million at December 31, 2008, a decrease of $35.6 million or 25.9% compared with $137.7 million at December 31, 2007. The fair value of securities was $137.7 million at December 31, 2007, a decrease of $43.8 million or 24.1% compared with $181.5 million at December 31, 2006. The decrease in 2008 and 2007 was primarily the result of normal runoff on the portfolio consisting primarily of paydowns on mortgage-backed securities and collateralized mortgage obligations and sales, maturities and calls of securities. At December 31, 2008, investment securities with a fair value of $42.9 million were pledged to secure public deposits, Federal Reserve advances, repurchase obligations, and for other purposes required or permitted by law.

Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that any declines in the fair value of individual securities are related to movements in interest rates and illiquidity in the market place and not due to the credit quality of the securities. Based upon the credit quality of the securities and the Company’s intent and ability to hold the securities until their recovery, management believes that none of the unrealized losses on securities detailed in the tables below should be considered other than temporary.

In the second quarter of 2008, the Company recognized an other-than-temporary impairment charge of approximately $1.5 million on its $14.2 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The Fund was a mutual fund investing primarily in adjustable rate agency and private label mortgage-backed securities. The Company reclassified the unrealized mark-to-market loss on these securities to an other-than-temporary impairment charge because of the significant decline in the net asset value of the Fund, and because the Fund manager activated the redemption-in-kind provision on May 6, 2008 to protect shareholders against forced liquidation of Fund holdings to satisfy cash redemptions.

In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss, distributed in the form of securities held by the Fund that approximated the Company’s respective interest in each of the underlying securities. The redemption of securities from the Fund resulted in the Company receiving all of the principal payments, including prepayments, made each month on the securities. The redemption also eliminated the non-maturity characteristic associated with investments in a mutual fund since each individual security has a final maturity date. In the third and fourth quarters of 2008, as part of its quarterly impairment review, the Company evaluated the securities received in the Fund redemption in kind transaction and determined that certain securities had declines in fair value below their cost that were considered other-than-temporary due to downgrades by one or more of the three major rating agencies. As a result, the Company recorded non-cash impairment charges of $421,000 pre-tax during the third and fourth quarters of 2008 to reduce the individual securities to their fair value.

In the second quarter of 2008, the Company also reviewed the impairment related to two other mutual funds and determined that the impairment on one fund was other-than-temporary. Accordingly, the Company recorded a non-cash impairment charge of $74,000 pre-tax. The unrealized loss on the remaining fund was determined to not be other-than-temporary.

The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown, and other investments at cost. The Company had no securities classified as trading or held-to-maturity at December 31, 2008 and 2007.

	As of December 31, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$9	$—	$—	$9	$24	$2	$(1)	$25
U.S. Government sponsored enterprises	14,899	179	—	15,078	20,473	10	(10)	20,473
Obligations of state and political subdivisions	3,853	24	—	3,877	5,936	162	(7)	6,091
Mortgage-backed securities and collateralized mortgage obligations	78,426	574	(2,255)	76,745	92,673	173	(1,123)	91,723
Asset backed securities	550	—	—	550	—	—	—	—
Other debt securities	—	—	—	—	33	—	—	33
Investment in CRA funds	5,809	36	—	5,845	5,680	39	(55)	5,664
Investment in ARM funds	—	—	—	—	14,178	—	(438)	13,740

Total available for sale securities	$103,546	$813	$(2,255)	$102,104	$138,997	$386	$(1,634)	$137,749

Other investments
Investment in CDARS	$20,240	$—	$—	$20,240	$—	$—	$—	$—
FHLB/Federal Reserve Bank Stock	7,897	—	—	7,897	5,803	—	—	5,803
Investment in subsidiary trust	1,083	—	—	1,083	1,083	—	—	1,083

Total other investments	$29,220	$—	$—	$29,220	$6,886	$—	$—	$6,886

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$28	$1	$—	$29
U.S. Government sponsored enterprises	36,906	—	(510)	36,396
Obligations of state and political subdivisions	7,425	157	—	7,582
Mortgage-backed securities and collateralized mortgage obligations	121,196	62	(3,060)	118,198
Other debt securities	143	1	(1)	143
Investment in ARM and CRA funds	19,658	—	(462)	19,196

Total available for sale securities	$185,356	$221	$(4,033)	$181,544

Other investments
FHLB/Federal Reserve Bank Stock	$3,848	—	—	$3,848
Investment in subsidiary trust	1,083	—	—	1,083

Total other investments	$4,931	$—	$—	$4,931

The following table summarizes the contractual maturity of investment securities at amortized cost and their weighted average yields as of December 31, 2008. No tax-equivalent adjustments were made.

	As of December 31, 2008
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		Non-maturing or After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agencies	$—	—	$—	—	$9	3.71%	$—	—	$9	3.71%
U.S. Government sponsored enterprises	—	—	—	—	—	—	14,899	5.23%	14,899	5.23
Obligations of state and political subdivisions	60	5.30%	—	—	2,872	4.74	921	5.17	3,853	4.85
Mortgage-backed securities and collateralized mortgage obligations	—	—	17,477	4.08%	19,285	4.25	41,664	4.21	78,426	4.19
Asset backed securities	—	—	—	—	—	—	550	8.42	550	8.42
Investment in CRA funds	—	—	—	—	—	—	5,809	4.93	5,809	4.93
Investment in CDARS	20,240	3.27	—	—	—	—	—	—	20,240	3.27
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	7,897	2.09	7,897	2.09
Investment in subsidiary trust	—	—	—	—	—	—	1,083	5.63	1,083	5.63

Total securities	$20,300	4.83%	$17,477	4.08%	$22,166	4.31%	$72,823	4.16%	$132,766	4.12%

The securities portfolio includes mortgage-backed securities which have been developed by pooling a number of real estate mortgages and are principally issued by U. S. Government agencies such as Ginnie Mae and U.S. Government sponsored enterprises such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and certain minimum levels of regular monthly cash flows of principal and interest are insured or guaranteed by the issuing agencies.

As of December 31, 2008, 2007 and 2006, 53.1%, 51.9%, and 63.3%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government sponsored enterprise debt securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. As prepayments increase, the average life of the security shortens and the premium paid must be amortized over a shorter period. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as the discount is accreted over a shorter average life. As interest rates rise, the opposite will generally be true. During a period of rising interest rates, fixed rate mortgage-backed securities tend to experience smaller prepayments of principal and consequently, the average life of this security will be longer. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2008, approximately $24.1 million or 30.7% of the Company’s mortgage-backed securities and CMOs earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Included in the Company’s mortgage-backed securities at December 31, 2008, 2007 and 2006, were $34.9 million, $38.1 million, and $48.1 million, respectively, in agency-issued collateralized mortgage obligations (“CMOs”). CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae, Fannie Mae, Freddie Mac carry the protection against loss of the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches enough credit protection to be given investment grade credit ratings by the rating agencies. At December 31, 2008, the fair value of private-label CMOs was $4.9 million. Private-label CMOs constituted less than 0.1% of total investment securities at December 31, 2007 and 2006.

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

In July 2008, $20.1 million was invested in the CDARS One-Way Sell program, earning interest at rates ranging from 2.55% to 3.65%, with original maturities ranging from six months to one year. Maturities of any investments since then and any maturities subsequent to December 31, 2008 have been renewed with similar terms.

Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in—“Junior Subordinated Debentures.”

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2008, 52.9% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 31.0% were interest-bearing savings, NOW, and money market accounts and 16.1% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2008 were $1.27 billion compared with $1.19 billion at December 31, 2007, an increase of $78.1 million or 6.6%. Total deposits at December 31, 2007 were $1.19 billion compared with $1.08 billion at December 31, 2006, an increase of $109.4 million or 10.1%.

Average noninterest-bearing demand deposits for the year ended December 31, 2008 were $211.9 million, an increase of $7.5 million or 3.6%, compared with $204.4 million for the same period in 2007. Average noninterest-bearing demand deposits for the year ended December 31, 2007 were $204.4 million, an increase of $12.3 million or 6.4%, compared with $192.1 million for the same period in 2006.

Average interest-bearing deposits for the year ended December 31, 2008 were $1.02 billion, an increase of $56.9 million or 5.9%, compared with $960.5 million for the same period in 2007. Average interest-bearing deposits for the year ended December 31, 2007 were $960.5 million, an increase of $139.7 million or 17.0%, compared with $820.8 million for the same period in 2006.

Average total deposits for the year ended December 31, 2008 were $1.23 billion, an increase of $64.3 million or 5.5%, compared with $1.16 billion for the same period in 2007. Average total deposits for the year ended December 31, 2007 were $1.16 billion, an increase of $152.0 million or 15.0%, compared with $1.01 billion for the same period in 2006.

The increase in deposits during 2008 was the result of new relationships cultivated and deposit campaigns. The increase in deposits during 2007 was the result of continued “relationship banking” initiatives that focused more attention on integrating retail banking with commercial lending through cross-selling efforts to loan customers.

As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits and other deposits from government municipalities and utility districts. These time deposits typically renew at maturity and all deposit sources have provided a stable source of funds. The Company believes that based on its historical experience a significant portion of its large time deposits, other than brokered time deposits, have core-type characteristics. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market.

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2008, 2007 and 2006 are presented below:

	Years Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing deposits:
NOW checking	$58,680	0.79%	$64,252	1.19%	$74,151	1.11%
Savings and money market deposits	302,113	2.71	245,765	3.74	162,668	2.73
Time deposits less than $100,000	239,196	3.97	234,710	4.75	241,212	4.01
Time deposits $100,000 and over	417,407	4.12	415,736	5.05	342,798	4.43

Total interest-bearing deposits	1,017,396	3.47	960,463	4.38	820,829	3.67
Noninterest-bearing deposits	211,850	—	204,440	—	192,058	—

Total deposits	$1,229,246	2.88%	$1,164,903	3.61%	$1,012,887	2.97%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2008:

December 31, 2008
(Dollars in thousands)
Three months or less	$135,691
Over three through six months	85,745
Over six through 12 months	122,378
Over 12 months	43,677

Total	$387,491

The Company had $35.0 million and $4.9 million of brokered deposits as of December 31, 2008 and 2007, respectively.

Junior Subordinated Debentures

As of December 31, 2008 and 2007, the Company had $36.1 million outstanding in junior subordinated debentures issued to its unconsolidated subsidiary trust, MCBI Statutory Trust I. The debentures were issued to fund the Company’s acquisition of Metro United.

The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital and common securities of the Trust will be paid at the same rate that interest is paid on the debentures. The ability of the Trust to pay amounts due on the on the capital securities and common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company's present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and common securities will also be deferred.

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

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings primarily include $57.0 million of advances from the Federal Home Loan Bank (“FHLB”) of Dallas, $52.0 million from the FHLB of San Francisco, $25.0 million in fixed and variable rate security repurchase agreements and $4.0 million is subordinated debentures. The advances from the FHLB of Dallas bear interest at an average rate of 0.77% per annum and had terms ranging from 14 to 31 days. The advances matured in January 2009, and were either renewed with similar terms or repaid. The advances from the FHLB of San Francisco have maturities ranging from overnight to 31 days. The advances bear an average rate of 0.20%. Any maturities since December 31, 2008 have been renewed with similar terms. The security repurchase agreements bear an average rate of 2.91%, rising to 3.71% in 2009, and mature December 31, 2014. The securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

In June 2008, the Company issued an aggregate of $4.0 million in its 2008 Subordinated Debentures to related parties. The debentures accrued interest at a fixed rate of 5.0%, payable quarterly commencing on September 30, 2008 and matured in December 2008. Upon maturity, the subordinated debentures were extended and the interest rate was increased to 6.5%; however in January 2009, all outstanding amounts of the $4.0 million of subordinated debentures, including accrued interest, were repaid.

The total unused borrowing capacity from the FHLBs was $331.2 million and $311.8 million at December 31, 2008 and 2007, respectively. Additionally, at December 31, 2008 and 2007, unused borrowing capacity from the Federal Reserve Bank discount window was $9.8 million and $9.7 million, respectively. The Company had pledged securities with a fair value of $10.1 million and $10.0 million at December 31, 2008 and 2007, respectively to secure the discount window borrowing capacity. The Company also had unused, unsecured lines of credit with correspondent banks of $17.0 million at December 31, 2008 and 2007.

The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of and for the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal funds purchased:
On December 31,	$—	$—	$—
average during the year	84	—	—
maximum month end balance during the year	4,500	—	—
Interest rate at end of period	—%	—%	—%
Interest rate during period	1.51	—	—

FHLB notes and advances:
On December 31,	$109,000	$74,000	$25,000
average during the year	112,118	25,516	25,247
maximum month end balance during the year	133,000	74,000	25,000
Interest rate at end of period	0.48%	4.07%	4.99%
Interest rate during period	2.21	4.89	5.05

Security repurchase agreements:
On December 31,	$25,000	$25,000	$—
average during the year	25,000	68	—
maximum month end balance during the year	25,000	25,000	—
Interest rate at end of period	3.71%	2.87%	—
Interest rate during period	2.91	2.94	—

Subordinated debentures:
On December 31,	$4,000	$—	$—
average during the year	2,060	—	—
maximum month end balance during the year	4,000	—	—
Interest rate at end of period	6.50%	—	—
Interest rate during period	5.05	—	—

Federal Reserve TT&L:
On December 31,	$1,046	$796	$1,316
average during the year	731	819	702
maximum month end balance during the year	1,283	1,067	1,316

Contractual Obligations

The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2008:

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$599,911	$67,758	$3,510	$97	$671,276
Federal Reserve TT&L	1,046	—	—	—	1,046
FHLB advances	109,000	—	—	—	109,000
Subordinated debentures	4,000	—	—	—	4,000
Security repurchase agreements	—	—	—	25,000	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, junior subordinated debentures and borrowings(1)	13,311	7,338	3,925	22,585	47,159

Total borrowing obligations	$727,268	$75,096	$7,435	$83,765	$893,564
Operating lease obligations	2,187	3,450	1,478	950	8,065

Total contractual obligations	$729,455	$78,546	$8,913	$84,715	$901,629

(1)	Assumes that variable interest rates on borrowings will contractually reset based on LIBOR as of January 30, 2009.

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

A basic tool for measuring interest rate sensitivity is “GAP” analysis, or the difference between interest-earning assets and interest-bearing liabilities that mature or reprice during a specific time period. Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period, generally one year. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of declining interest rates, a positive GAP would tend to adversely affect net interest income, while a negative GAP would tend to result in an increase in net interest income. At the end of 2007, in anticipation of a declining rate environment, the Company moved to preserve net income by placing a greater emphasis on core deposit growth and fixed rate lending, which resulted in liability sensitivity.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2008:

	Volumes Subject to Repricing
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	5-10 Years	Greater Than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities(1)	$35,437	$26,005	$27,501	$30,752	$6,575	$3,485	$486	$130,241
Gross loans	691,563	159,867	113,353	101,627	116,482	134,503	31,833	1,349,228
Federal funds sold and other short-term investments	11,718	—	—	—	—	—	—	11,718

Total interest-bearing assets	738,718	185,872	140,854	132,379	123,057	137,988	32,319	1,491,187

Interest-bearing liabilities:
Demand, money market and savings deposits	393,770	—	—	—	—	—	—	393,770
Time deposits	85,861	312,749	210,074	58,985	3,510	97	—	671,276
Other borrowings	112,046	2,000	15,000	10,000	—	—	—	139,046
Junior subordinated debentures	—	—	—	36,083	—	—	—	36,083

Total interest-bearing liabilities	591,677	314,749	225,074	105,068	3,510	97	—	1,240,175

Period GAP	$147,041	$(128,877)	$(84,220)	$27,311	$119,547	$137,891	$32,319	$251,012

Cumulative GAP	$147,041	$18,164	$(66,056)	$(38,745)	$80,802	$218,693	$251,012

Period GAP to total assets	10.07%	(8.83)%	(5.77)%	1.87%	8.19%	9.45%	2.21%
Cumulative GAP to total assets	10.07%	1.24%	(4.52)%	(2.65)%	5.53%	14.98%	17.19%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	124.85%	102.00%	94.16%	96.87%	106.52%	117.64%	120.25%

(1)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Investment in CDARS.

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

Presented below, as of December 31, 2008, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for an instantaneous parallel shift of 100 to 200 basis points in interest rates over the next 12 months:

	Net Interest Income Volatility(1)	Economic Value of Equity (EVE) Volatility(2)
Change in Interest Rates
+200 bp	(5.21)%	(10.92)%
+100 bp	(3.71)	(6.04)
–100 bp	(1.55)	6.28
–200 bp	(2.63)	13.85

(1)	Net interest income volatility is measured as the percentage change in net interest income in the various rate scenarios from the net interest income in a stable interest rate environment.
(2)	EVE volatility is measured as the percentage change in the EVE in the various interest rate scenarios from the EVE in a stable interest rate environment.

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

The prime rate in effect for December 31, 2008 and 2007 was 3.25% and 7.25%, respectively. The Federal Open Markets Committee lowered interest rates a combined 400 basis points during 2008. The Company’s liability sensitive balance was able to offset the interest margin compression effect as a result of a declining interest rate environment during 2008, as illustrated above by the reduced volatility on both net interest income and EVE.

Liquidity

Liquidity involves the Company’s ability to maintain adequate cash levels to fund obligations to depositors, borrowers and other creditors, maintain reserve requirements and otherwise operate the Company, all at a reasonable cost. Stability of the funding base is critical to this goal. Liquidity is actively managed on a daily basis and supervised by the ALCO according to policies adopted by the Board of Directors. The Company also maintains a contingency funding plan to address funding needs in the event of a local or widespread financial crisis. The key to maintaining a strong liquidity program is the growth and maintenance of a diverse base of core deposits with stable, lower-cost balances. By offering the basic services and products demanded by its customer base, the Company is building these relationships, thereby reducing the need for volatile, high-cost deposits. Through competitive pricing, the Company has extended the contractual maturities of time deposits to further reduce volatility.

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

Management believes the Company has sufficient liquidity or ready access to liquidity to fund all anticipated obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank discount window, the FHLB and other correspondent banks ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances and security repurchase agreements as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by blanket liens that include one-to-four-family mortgage loans, multi-family mortgage loans, home equity, commercial construction real estate and other commercial real estate loans as noted on MetroBank’s and Metro United’s most current Call Report Data filed with the FDIC which is updated quarterly. In addition, the blanket lien includes investment securities held in safekeeping at the FHLB. At December 31, 2008, the Company had unused borrowing capacity of $331.2 million from the FHLB, $9.8 million from the Federal Reserve Bank discount window, and $17.0 million from other correspondent banks.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2008 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$48,531	$77,044	$41,402	$80,754	$247,731
Standby letters of credit	9,955	—	—	26	9,981
Commercial letters of credit	12,244	—	—	—	12,244
Operating leases	2,187	3,450	1,478	950	8,065

Total financial instruments with off-balance sheet risk	$72,917	$80,494	$42,880	$81,730	$278,021

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

Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a financial institution’s capital to the risk profile of its assets. The risk-based capital standards require all financial institutions to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and unqualifying noncumulative perpetual preferred stock together with related surpluses and retained earnings, qualifying perpetual preferred stock, trust preferred securities, and minority interest in equity amounts of consolidated subsidiaries, but excluding goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Shareholders’ equity at December 31, 2008 was $119.2 million, an increase of $1.7 million or 1.5% compared with shareholders’ equity of $117.4 million at December 31, 2007. This increase was primarily the result of net income of $1.8 million and stock-based compensation expense recognized in earnings, partially offset by the payment of dividends.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2008 to the minimum and well capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Capitalized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At December 31, 2008
The Company
Leverage ratio	4.00	%(1)	N/A	8.54%
Tier 1 risk-based capital ratio	4.00		N/A	8.75
Total risk-based capital ratio	8.00		N/A	10.17
MetroBank
Leverage ratio	4.00	%(2)	5.00%	8.86%
Tier 1 risk-based capital ratio	4.00		6.00	9.14
Total risk-based capital ratio	8.00		10.00	10.39
Metro United
Leverage ratio	4.00	%(3)	5.00%	9.09%
Tier 1 risk-based capital ratio	4.00		6.00	9.16
Total risk-based capital ratio	8.00		10.00	10.41

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

As of December 31, 2008, $32.6 million in capital securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $2.4 million were included in Tier 2 capital. As of December 31, 2007, $31.8 million in capital securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and the excess $3.2 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The Company has adopted the new quantitative limits for Tier 1 capital calculation.

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

New Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” of notes to Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

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

Reference is made to the financial statements, the reports thereon, the notes thereto commencing at page 72 of this Annual Report on Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2008 and 2007 (in thousands, except per share data):

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$23,466	$23,894	$24,601	$25,069	$26,334	$26,686	$25,672	$23,606
Interest expense	9,451	10,074	10,132	11,074	11,940	12,027	11,455	9,970

Net interest income	14,015	13,820	14,469	13,995	14,394	14,659	14,217	13,636
Provision for loan losses	11,846	1,754	1,465	1,584	1,372	1,168	468	137

Net interest income after provision for loan losses	2,169	12,066	13,004	12,411	13,022	13,491	13,749	13,499
Noninterest income	1,887	2,032	2,378	2,129	2,425	2,198	1,999	1,666
Noninterest expense	11,558	10,717	11,798	10,963	11,094	10,730	10,886	10,225

Income (loss) before income taxes	(7,502)	3,381	3,584	3,577	4,353	4,959	4,862	4,940
Provision (benefit) for income taxes	(2,758)	1,305	1,316	1,342	1,549	1,751	1,789	1,850

Net income (loss)	$(4,744)	$2,076	$2,268	$2,235	$2,804	$3,208	$3,073	$3,090

Earnings (loss) per share:
Basic	$(0.44)	$0.19	$0.21	$0.21	$0.26	$0.29	$0.28	$0.28
Diluted	$(0.44)	$0.19	$0.21	$0.21	$0.26	$0.29	$0.28	$0.28
Weighted average shares outstanding:
Basic	10,861	10,842	10,819	10,811	10,865	10,962	10,962	10,953
Diluted	10,887	10,911	10,899	10,897	10,961	11,132	11,171	11,163
Dividends per common share	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting principles or practices or financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2008, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in the “Internal Control—Integrated Framework” issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 pursuant to Regulation 14A under the Exchange Act (the “2009 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding pursuant to two equity compensation plans, which were approved by the Company’s shareholders. The following table provides information as of December 31, 2008 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,142,700	$14.28	21,696
Equity compensation plans not approved by security holders	—	—	—

Total	1,142,700	$14.28	21,696

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing on page 72 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

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

Exhibit Number(1)	Description
2.1	Letter Agreement, dated January 16, 2009, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report of Form 8-K filed on November 19, 2007).

4.1	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

Exhibit Number(1)	Description
4.2	Warrant, dated January 16, 2009, to purchase 771,429 shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

4.3	Form of Certificate for the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.2†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.4†	MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (Registration No. 333-143502) the “S-8 Registration Statement”).

10.6†	Form of Incentive Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the S-8 Registration Statement).

10.7†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.8†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.9†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.10†	First Amendment to the Employment Agreement between the Company and George M. Lee dated as of December 31, 2008 (incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 6, 2009).

10.12†	Letter Agreement between MetroBank, N.A. and David Tai dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13†	Letter Agreement between MetroBank, N.A. and David Choi dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14†	Letter Agreement between MetroBank, N.A. and Terry Tangen dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Form of Waiver, executed by each of George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.16†	Form of Executive Compensation Letter Agreement, executed by each of George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2009).

11	Computation of Earnings Per Common Share, included as Note (16) to the Consolidated Financial Statements of this Form 10-K.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1*	Consent of PricewaterhouseCoopers LLP.

Exhibit Number(1)	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(b)	Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.
(c)	Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston.

METROCORP BANCSHARES, INC. (Registrant)

Date: March 16, 2009	By:	/s/ GEORGE M. LEE
George M. Lee Executive Vice Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date
/s/ DON J. WANG Don J. Wang	Chairman of the Board	March 16, 2009

/s/ GEORGE M. LEE George M. Lee	Executive Vice Chairmen, President and Chief Executive Officer (principal executive officer)	March 16, 2009

/s/ DAVID TAI David Tai	Director	March 16, 2009

/s/ DAVID C. CHOI David C. Choi	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2009

/s/ KRISHNAN BALASUBRAMANIAN Krishnan Balasubramanian	Director	March 16, 2009

/s/ HELEN F. CHEN Helen F. Chen	Director	March 16, 2009

/s/ MAY P. CHU May P. Chu	Director	March 16, 2009

/s/ SHIRLEY L. CLAYTON Shirley L. Clayton	Director	March 16, 2009

/s/ ROBERT W. HSUEH Robert W. Hsueh	Director	March 16, 2009

/s/ JOHN LEE John Lee	Director	March 16, 2009

/s/ CHARLES L. ROFF Charles L. Roff	Director	March 16, 2009

/s/ JOE TING Joe Ting	Director	March 16, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MetroCorp Bancshares, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2009

METROCORP BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$26,383	$28,889
Federal funds sold and other short-term investments	11,718	17,381

Total cash and cash equivalents	38,101	46,270
Securities available-for-sale, at fair value	102,104	137,749
Other investments	29,220	6,886
Loans, net of allowance for loan losses of $24,235 and $13,125, respectively	1,321,813	1,188,786
Accrued interest receivable	5,946	6,462
Premises and equipment, net	7,368	8,795
Goodwill	21,827	21,827
Core deposit intangibles	506	756
Deferred tax asset	11,479	7,232
Customers’ liability on acceptances	8,012	5,967
Foreclosed assets, net	4,825	1,474
Cash value of bank owned life insurance	27,090	25,737
Other assets	1,947	1,765

Total assets	$1,580,238	$1,459,706

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$204,107	$209,223
Interest-bearing	1,065,046	981,820

Total deposits	1,269,153	1,191,043
Junior subordinated debentures	36,083	36,083
Other borrowings	139,046	99,796
Accrued interest payable	1,279	1,727
Acceptances outstanding	8,012	5,967
Other liabilities	7,506	7,680

Total liabilities	1,461,079	1,342,296

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,885,081 shares and 10,825,837 shares outstanding at December 31, 2008 and 2007, respectively	10,995	10,995
Additional paid-in-capital	28,222	27,386
Retained earnings	82,311	82,211
Accumulated other comprehensive loss	(910)	(786)
Treasury stock, at cost, 109,884 and 169,128 shares at December 31, 2008 and 2007, respectively	(1,459)	(2,396)

Total shareholders’ equity	119,159	117,410

Total liabilities and shareholders’ equity	$1,580,238	$1,459,706

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Interest income:
Loans	$90,715	$92,556	$73,137
Securities:
Taxable	5,006	6,909	8,320
Tax-exempt	231	307	664
Other investments	653	275	256
Federal funds sold and other short-term investments	425	2,251	4,301

Total interest income	97,030	102,298	86,678

Interest expense:
Time deposits	26,690	32,140	24,851
Demand and savings deposits	8,653	9,967	5,263
Junior subordinated debentures	2,079	2,039	2,108
Subordinated debentures and other borrowings	3,309	1,246	1,276

Total interest expense	40,731	45,392	33,498

Net interest income	56,299	56,906	53,180
Provision for loan losses	16,649	3,145	612

Net interest income after provision for loan losses	39,650	53,761	52,568

Noninterest income:
Service fees	4,839	5,175	5,618
Loan-related fees	1,721	1,511	1,627
Gain on securities, net	91	2	12
Gain on sale of loans	288	277	390
Other noninterest income	1,487	1,323	277

Total noninterest income	8,426	8,288	7,924

Noninterest expense:
Salaries and employee benefits	24,298	24,846	21,743
Occupancy and equipment	8,128	8,157	7,007
Foreclosed assets, net	289	278	461
Legal and other professional fees	2,048	1,443	2,409
Impairment on securities	1,961	—	—
Other noninterest expense	8,312	8,211	7,847

Total noninterest expense	45,036	42,935	39,467

Income before provision for income taxes	3,040	19,114	21,025
Provision for income taxes	1,205	6,939	7,521

Net income	$1,835	$12,175	$13,504

Earnings per common share:
Basic	$0.17	$1.11	$1.24
Diluted	$0.17	$1.10	$1.22

Weighted average shares outstanding:
Basic	10,833	10,935	10,906
Diluted	10,897	11,110	11,112
Dividends per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Net income	$1,835	$12,175	$13,504
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities, net of tax:
Unrealized holding gains (losses) arising during the period	(66)	1,636	370
Less: reclassification adjustment for gains included in net income	58	1	8

Other comprehensive income (loss)	(124)	1,635	362

Total comprehensive income	$1,711	$13,810	$13,866

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total
	Common Stock
	Shares	At Par
Balance at December 31, 2005	7,232	$7,330	$28,576	$60,023	$(2,783)	$(918)	$92,228
Re-issuance of treasury stock	72	—	692	—	—	535	1,227
Stock-based compensation expense related to stock options recognized in earnings	—	—	359	—	—	—	359
Tax benefit related to stock-based compensation expense	—	—	12	—	—	—	12
Issuance of common stock in connection with 3-for-2 stock split in the form of a 50% stock dividend	3,642	3,665	(3,665)	—	—	—	—
Net income	—	—	—	13,504	—	—	13,504
Other comprehensive income	—	—	—	—	362	—	362
Dividends ($0.16 per share)	—	—	—	(1,744)	—	—	(1,744)

Balance at December 31, 2006	10,946	10,995	25,974	71,783	(2,421)	(383)	105,948

Re-issuance of treasury stock	47	—	459	—	—	368	827
Repurchase of common stock	(167)	—	—	—	—	(2,381)	(2,381)
Stock-based compensation expense related to stock options recognized in earnings	—	—	953	—	—	—	953
Net income	—	—	—	12,175	—	—	12,175
Other comprehensive income	—	—	—	—	1,635	—	1,635
Dividends ($0.16 per share)	—	—	—	(1,747)	—	—	(1,747)

Balance at December 31, 2007	10,826	10,995	27,386	82,211	(786)	(2,396)	117,410

Re-issuance of treasury stock	59	—	(292)	—	—	937	645
Stock-based compensation expense related to stock options recognized in earnings	—	—	1,128	—	—	—	1,128
Net income	—	—	—	1,835	—	—	1,835
Other comprehensive loss	—	—	—	—	(124)	—	(124)
Dividends ($0.16 per share)	—	—	—	(1,735)	—	—	(1,735)

Balance at December 31, 2008	10,885	$10,995	$28,222	$82,311	$(910)	$(1,459)	$119,159

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$1,835	$12,175	$13,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,139	1,954	1,440
Provision for loan losses	16,649	3,145	612
Impairment on securities	1,961	—	—
Gain on securities transactions, net	(91)	(2)	(12)
(Gain) loss on sale of foreclosed assets	(102)	—	167
(Gain) loss on sale of premises and equipment	10	(358)	—
Gain on sale of loans, net	(288)	(277)	(390)
Amortization of premiums and discounts on securities	(26)	53	83
Amortization of deferred loan fees and discounts	(2,375)	(2,606)	(2,578)
Amortization of core deposit intangibles	250	347	495
Stock-based compensation expense	1,128	953	359
Excess tax benefits from stock-based compensation	—	—	(12)
Deferred income taxes	(4,067)	(1,000)	1,135
Changes in:
Accrued interest receivable	516	(621)	(1,006)
Other assets	(1,724)	(977)	971
Accrued interest payable	(448)	(95)	620
Other liabilities	(176)	(1,223)	1,105

Net cash provided by operating activities	15,191	11,468	16,493

Cash flows from investing activities:
Purchases of securities available-for-sale	(15,098)	(201)	(238)
Purchases of other investments	(24,020)	(4,255)	(1,032)
Purchase of bank owned life insurance	—	(25,000)	—
Proceeds from sales of securities available-for-sale	4,196	—	10,189
Proceeds from sales of other investments	1,685	2,301	361
Proceeds from maturities and principal paydowns of securities available-for-sale	44,511	46,507	40,690
Net change in loans	(152,063)	(315,143)	(117,627)
Proceeds from sale of foreclosed assets	1,801	2,488	4,119
Proceeds from sale of premises and equipment	8	561	—
Purchases of premises and equipment	(730)	(3,367)	(2,609)
Acquisition of Irvine branch, net of cash paid	—	—	17,065

Net cash used in investing activities	(139,710)	(296,109)	(49,082)

Cash flows from financing activities:
Net change in:
Deposits	78,110	109,379	102,378
Other borrowings	39,250	73,480	262
Proceeds from security repurchase agreements	—	25,000	—
Repayment of long-term debt	—	(25,000)	—
Proceeds from stock option exercises	228	126	863
Re-issuance of treasury stock	495	701	364
Repurchase of common stock	—	(2,381)	—
Dividends paid	(1,733)	(1,752)	(1,744)
Excess tax benefits from stock-based compensation	—	—	12

Net cash provided by financing activities	116,350	179,553	102,135

Net increase (decrease) in cash and cash equivalents	(8,169)	(105,088)	69,546
Cash and cash equivalents at beginning of period	46,270	151,358	81,812

Cash and cash equivalents at end of period	$38,101	$46,270	$151,358

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

To calculate the gain (loss) on sale of loans, the Company's investment in the loan is allocated among the retained portion of the loan, the servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

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

Goodwill and Core Deposit Intangibles

Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through an acquisition transaction. Goodwill is not amortized, but instead is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. Impairment tests are performed quarterly on these finite-lived intangible assets.

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

Other Borrowings

Other borrowings include U.S. Treasury tax note option accounts with maturities of 14 days or less, Federal Home Loan Bank (FHLB) borrowings and Subordinated Debentures.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. Adoption of this standard on January 1, 2007 did not have a material effect on the Company's consolidated results of operations or financial condition. Additionally, the Company had no unrecognized tax benefits as of December 31, 2008, and as a result there is no impact on the Company's effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company's historical policy. As of December 31, 2008, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments,” (“SFAS No. 123R”). The Black-Scholes option-pricing model is utilized which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

Off-Balance Sheet Instruments

The Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and operating leases. Such financial instruments are recorded in the financial statements when they are funded.

Fair Value

Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. An example of this recurring use of fair value is available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or as required for disclosure purposes by SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”. Examples of these non-recurring uses of fair value include goodwill, intangible assets, and certain collateral dependent impaired loans. Depending on the nature of the asset, various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that a number of significant judgments are made. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

New Accounting Pronouncements

Statements of Financial Accounting Standards

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of Statement No. 162 did not have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which replaces FASB Statement No. 141, “Business Combinations”, and retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, the Statement is intended to improve the comparability of the information about business combinations provided in financial reports. Statement No. 141(R) is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (“FSP”) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued in October 2008, and clarified the application of SFAS 157 in situations where the market for a financial asset is not active. FSP No. SFAS 157-3 became effective for the Company’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company beginning January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

2. Cash and Cash Equivalents

The Company is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2008, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

3. Securities

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

At December 31, 2008 and 2007, the amortized cost and fair value of securities was as follows (in thousands):

	As of December 31, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$9	$—	$—	$9	$24	$2	$(1)	$25
U.S. Government sponsored enterprises	14,899	179	—	15,078	20,473	10	(10)	20,473
Obligations of state and political subdivisions	3,853	24	—	3,877	5,936	162	(7)	6,091
Mortgage-backed securities and collateralized mortgage obligations	78,426	574	(2,255)	76,745	92,673	173	(1,123)	91,723
Asset backed securities	550	—	—	550	—	—	—	—
Other debt securities	—	—	—	—	33	—	—	33
Investment in CRA funds	5,809	36	—	5,845	5,680	39	(55)	5,664
Investment in ARM funds	—	—	—	—	14,178	—	(438)	13,740

Total available for sale securities	$103,546	$813	$(2,255)	$102,104	$138,997	$386	$(1,634)	$137,749

Other investments
Investment in CDARS(1)	$20,240	$—	$—	$20,240	$—	$—	$—	$—
FHLB/Federal Reserve Bank Stock(2)(3)	7,897	—	—	7,897	5,803	—	—	5,803
Investment in subsidiary trust(4)	1,083	—	—	1,083	1,083	—	—	1,083

Total other investments	$29,220	$—	$—	$29,220	$6,886	$—	$—	$6,886

(1)	The investment in Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) is carried at cost.
(2)	FHLB stock held by MetroBank is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(3)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(4)	The Company’s ownership of common securities of MCBI Statutory Trust I is carried at cost.

Investments carried at approximately $42.9 million and $46.4 million at December 31, 2008 and 2007, respectively, were pledged to collateralize public deposits and other borrowings.

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands):

	Years Ended December 31,
	2008	2007	2006
Amortized cost	$4,072	$—	$10,188
Proceeds	4,196	—	10,189
Gross realized gains	124	—	177
Gross realized losses	—	—	176

Amortized cost, proceeds and gross realized gains exclude the effects of the AMF Ultra Short Mortgage Fund (the “Fund”) redemption-in-kind transaction, which is further described below, due to the predominantly non-cash nature of the transaction . In the transaction, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss, distributed in the form of securities held by the Fund that approximated the Company's respective interest in each of the underlying securities.

At December 31, 2008, future contractual maturities of debt securities were as follows (in thousands):

	Amortized Cost	Fair Value
Within one year	$60	$60
Within two to five years	—	—
Within six to ten years	2,881	2,898
After ten years	16,371	16,556
Mortgage-backed securities and collateralized mortgage obligations	78,426	76,745

Total debt securities	$97,738	$96,259

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

The following tables set forth the gross unrealized losses and fair value of investments as of December 31, 2008 and 2007 that were in a continuous unrealized loss position for the periods indicated (in thousands):

	As of December 31, 2008
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities and collateralized mortgage obligations	$27,283	$(1,692)	$18,027	$(563)	$45,310	$(2,255)

	As of December 31, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$10	$(1)	$—	$—	$10	$(1)
U.S. Government sponsored enterprises	1,496	(4)	3,994	(6)	5,490	(10)
Obligations of state and political subdivisions	229	(7)	—	—	229	(7)
Mortgage-backed securities and collateralized mortgage obligations	5,383	(10)	63,646	(1,113)	69,029	(1,123)
Investment in ARM and CRA funds	—	—	14,685	(493)	14,685	(493)

Total securities	$7,118	$(22)	$82,325	$(1,612)	$89,443	$(1,634)

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

The unrealized losses at December 31, 2008 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased, and management identified no impairment related to credit quality on these securities. At December 31, 2008, management had both the intent and ability to hold the temporarily impaired securities until full recovery of cost is achieved and no impairment was evaluated as other than temporary. No impairment losses on securities were recognized for the years ended December 31, 2007 and 2006.

In the second quarter of 2008, the Company recognized an other-than-temporary impairment charge of approximately $1.5 million on its $14.2 million investment in the Fund. The Fund was a mutual fund investing primarily in adjustable rate agency and private label mortgage-backed securities. The Company reclassified the unrealized mark-to-market loss on these securities to an other-than-temporary impairment charge because of the significant decline in the net asset value of the Fund, and because the Fund manager activated the redemption-in-kind provision on May 6, 2008 to protect shareholders against forced liquidation of Fund holdings to satisfy cash redemptions.

In the second quarter of 2008, the Company also reviewed the impairment related to two other mutual funds and determined that the impairment on one fund was other-than-temporary. Accordingly, the Company recorded an impairment charge of $74,000. The unrealized loss on the remaining fund was determined to not be other-than-temporary.

In July 2008, the Company redeemed its shares in the Fund for approximately $2.2 million in cash, with the remaining value of approximately $10.5 million, net of a $57,000 loss, distributed in the form of securities held by the Fund that approximated the Company's respective interest in each of the underlying securities.

The redemption of securities from the Fund resulted in the Company receiving all of the principal payments, including prepayments, made each month on the securities. The redemption also eliminated the non-maturity characteristic associated with investments in a mutual fund since each individual security has a final maturity date.

In the third and fourth quarters of 2008, as part of its quarterly impairment review, the Company evaluated the securities received in the Fund redemption in kind transaction and determined that certain securities had declines in fair value below their cost that were considered other-than-temporary due to downgrades by one or more of the three major rating agencies. As a result, the Company recorded an impairment charges of $421,000 during the third and fourth quarters of 2008 to reduce the individual securities to their fair value.

4. Loans and Allowance for Loan Losses

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2008	2007
Commercial and industrial	$467,546	$458,117
Real estate-mortgage	732,451	601,924
Real estate-construction	144,367	139,179
Consumer and other	4,864	6,132

Gross loans	1,349,228	1,205,352
Unearned discounts and interest	—	(28)
Deferred loan fees	(3,180)	(3,413)

Total loans	1,346,048	1,201,911
Allowance for loan losses	(24,235)	(13,125)

Loans, net	$1,321,813	$1,188,786

Variable rate loans	$942,168	$822,849
Fixed rate loans	407,060	382,503

Gross loans	$1,349,228	$1,205,352

Although the Company’s loan portfolio is diversified, a substantial portion of its customers’ ability to service their debts is dependent primarily on the service sectors of the economy. At December 31, 2008 and 2007, the Company’s loan portfolio consisted of concentrations in the following industries, which represent loan concentrations greater than 25% of capital (in thousands):

	As of December 31,
	2008	2007
Nonresidential building for rent/lease	$407,556	$450,586
Hotels/motels	156,032	126,118
Other related to real estate	148,853	78,864
Wholesale trade	122,109	90,780
Construction	110,307	64,443
Health/education/social assistance	98,323	55,096
Restaurants	67,634	69,709
Convenience stores/gasoline stations	54,798	34,618
All other	183,616	235,138

Gross loans	$1,349,228	$1,205,352

Changes in the allowance for loan losses and unfunded lending commitments are as follows (in thousands):

	As of December 31,
	2008	2007	2006
Allowance for loan losses at beginning of year	$13,125	$11,436	$13,169
Provision for loan losses	16,649	3,145	612
Charge-offs	(5,851)	(2,721)	(3,999)
Recoveries	312	1,265	1,654

Allowance for loan losses at end of year	24,235	13,125	11,436

Reserve for unfunded lending commitments at beginning of year	816	793	546
Provision for unfunded lending commitments	276	23	247

Reserve for unfunded lending commitments at end of year	1,092	816	793

Allowance for credit losses	$25,327	$13,941	$12,229

The allowance for loan losses increased in 2008 primarily due to concerns of deteriorating economic conditions in both Texas and California. In response to continued deterioration in the residential and commercial real estate markets, in February 2009 the Company performed an evaluation of sectors of the loan portfolio perceived to be most at risk under current market conditions. As part of this process, the Company obtained new appraisals for the underlying collateral of loans, considered the financial strength of the borrowers, and the past due status of the loan. In some cases, notification from the borrower of an inability to repay per loans terms was also a factor. As a result of the evaluation, the Company downgraded certain loans and accordingly, increased the provision for loan losses by $3.7 million.

The following table presents information regarding nonperforming assets at the dates indicated:

	2008	2007
Nonaccrual loans	$48,239	$6,336
Accruing loans 90 days or more past due	103	1,284
Troubled debt restructurings	4,474	—
Other real estate (“ORE”)	4,825	1,474

Total nonperforming assets	57,641	9,094
Less: nonperforming loans guaranteed by the SBA, Ex-Im Bank, or the OCCGF	(1,843)	(2,309)

Net nonperforming assets	$55,798	$6,785

Had nonaccrual loans remained on an accrual basis, interest of approximately $1.8 million and $557,000 would have been accrued on these loans during the years ended December 31, 2008 and 2007, respectively. Troubled debt restructurings at December 31, 2008 represented a loan participation purchased that is secured by commercial land in California on which the principal payment and maturity date had been extended with no other concessions made.

The recorded investment in impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at December 31, 2008 and 2007, is presented below (in thousands):

	As of December 31,
	2008	2007
Impaired loans with no SFAS No. 114 valuation reserve	$35,640	$3,721
Impaired loans with SFAS No. 114 valuation reserve	17,073	2,615

Total recorded investment in impaired loans	$52,713	$6,336

Valuation allowance related to impaired loans	$3,280	$1,131

The average recorded investment in impaired loans was approximately $17.5 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively. Interest income of $397,000 and $85,000 was recognized on impaired loans for the years ended December 31, 2008 and 2007.

5. Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	Estimated useful lives (in years)	As of December 31,
		2008	2007
Furniture, fixtures and equipment	3-10	$17,492	$17,065
Building and improvements	3-20	4,422	4,422
Land	—	1,548	1,548
Leasehold improvements	5	5,718	5,457

		29,180	28,492
Accumulated depreciation		(21,812)	(19,697)

Premises and equipment, net		$7,368	$8,795

6. Goodwill and Core Deposit Intangibles

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Goodwill	Core Deposit Intangibles
Balance, January 1, 2006	$21,607	$1,428
Acquisition of Irvine Branch	220	170
Amortization	—	(495)

Balance, December 31, 2006	21,827	1 ,103
Amortization	—	(347)

Balance, December 31, 2007	21,827	756
Amortization	—	(250)

Balance, December 31, 2008	$21,827	$506

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

The Company completed its 2008 impairment testing based on information that was as of August 31, 2008. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United. The estimated fair value of Metro United as of August 31, 2008 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date.

As a result of the decrease in the market price of the Company's stock to a level below book value during the fourth quarter of 2008, continued deterioration in the economy during the fourth quarter of 2008, and a net loss recorded by Metro United for the year ended December 31, 2008, and other economic factors, the Company performed an additional valuation of goodwill as of December 31, 2008. Due to a lack of guideline bank acquisitions in the fourth quarter of 2008, the Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the transaction multiples such as price-to-book, price-to-tangible book, price-to-deposits in a normalized market. The Company used an average growth rate of 6% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. The Company also considered the fair value of Metro United in relationship to the Company's stock price and performed a reconciliation to market price. This reconciliation was performed by first using the Company's market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, Metro Bank and Metro United. The derived fair value of Metro United was then compared to the carrying value of its equity. As the carrying value of its equity exceeded the fair value, an additional goodwill impairment evaluation was performed which involved calculating the implied fair value of Metro United’s goodwill.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of Metro United’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of Metro United over the fair value of its net assets is the implied fair value of goodwill. The Company estimated the fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk adjustments that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. This evaluation and resulting conclusion were significantly affected by the estimated fair value of the loans of Metro United that were evaluated, particularly the market risk adjustment that is a consequence of the current distressed market conditions. Based on this analysis, the Company determined that the implied fair value of the goodwill for Metro United was in excess of the carrying value of the goodwill; therefore, no goodwill impairment was recorded as of December 31, 2008. Subsequent to year end, the Company’s stock price has declined which may require reassessment of goodwill in the first or subsequent quarters of 2009.

Gross CDI outstanding was $1.7 million at December 31, 2008, 2007 and 2006. CDI is amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry and Metro United’s historical data. Accordingly, CDI is amortized over time under an accelerated method, being a weighted average period of 10 years with no residual value. Accumulated amortization of CDI was $1.2 million, $974,000 and $627,000 as of December 31, 2008, 2007 and 2006, respectively.

The estimated aggregate future amortization expense for CDI remaining as of December 31, 2008 is as follows (in thousands):

2009	$177
2010	126
2011	88
2012	56
2013	37
Thereafter	22

Total	$506

7. Interest-Bearing Deposits

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2008	2007
Interest-bearing demand deposits	$59,422	$63,154
Savings and money market accounts	334,348	273,456
Time deposits less than $100,000	283,785	223,305
Time deposits $100,000 and over	387,491	421,905

Interest-bearing deposits	$1,065,046	$981,820

At December 31, 2008, the scheduled maturities of time deposits were as follows (in thousands):

2009	$599,911
2010	49,295
2011	18,463
2012	2,465
2013	1,045
Thereafter	97

$671,276

The Company had $35.0 million and $4.9 million of brokered deposits at December 31, 2008 and 2007, respectively. There were no major deposit concentrations as of December 31, 2008 or 2007.

8. Junior Subordinated Debentures

In September 2005, the Company formed MCBI Statutory Trust I, a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Company’s consolidated financial statements. See Note 1—“Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy.

On October 3, 2005, the Trust issued 35,000 Fixed/Floating Rate Capital Securities with an aggregate liquidation value of $35.0 million to a third party in a private placement. Concurrent with the issuance of the capital securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $1.1 million. The proceeds of the issuance of the capital securities and trust common securities were invested in $36.1 million of the Company’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures. The net proceeds to the Company from the sale of the debentures to the Trust were used to fund the Company’s acquisition of Metro United.

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

The debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures, and will be paid on the 15th day of December, March, June and September. The ability of the Trust to pay amounts due on the capital securities and common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company's present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and common securities will also be deferred.

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

9. Other Borrowings

Other borrowings are as follows (in thousands):

	As of December 31,
	2008	2007
FHLB advances and loans	$109,000	$74,000
Repurchase agreements	25,000	25,000
Subordinated debentures	4,000	—
TT&L deposits	1,046	796

	$139,046	$99,796

Advances in the amount of $57.0 million from the FHLB of Dallas bear interest at an average rate of 0.77% with terms ranging from 14 to 31 days. The advances matured in January 2009 and were either renewed with like terms or repaid. Advances in the amount of $52.0 million from the FHLB of San Francisco bear interest at an average rate of 0.20%, and have maturities ranging from overnight to 31 days. Maturities since December 31, 2008 have been renewed with similar terms. Under a blanket lien, the Company has pledged collateral with the FHLBs including loans and securities of approximately $440.2 million at December 31, 2008, of which $331.2 million was available to secure additional borrowings.

Fixed and variable rate security repurchase agreements bear interest at an average rate of 2.91% in 2008, rising to 3.71% in 2009, and mature in December 2014. The securities are transferred to the applicable counterparty. The Company has transferred securities with a fair value of $29.1 million at December 31, 2008 to secure these security repurchase agreements. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

In June 2008, the Company issued an aggregate of $4.0 million in its 2008 Subordinated Debentures to related parties. The debentures accrued interest at a fixed rate of 5.0%, payable quarterly commencing on September 30, 2008 and matured in December 2008. The proceeds from issuance of the 2008 Subordinated Debentures were used to contribute capital to the Banks. Upon maturity, the subordinated debentures were extended and the interest rate was increased to 6.5%; however in January 2009, all outstanding amounts of the $4.0 million of subordinated debentures, including accrued interest, were repaid.

Other short-term borrowings at December 31, 2008 and 2007 consist of $1.0 million and $796,000, respectively, in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company has pledged securities with a fair value of $1.1 million and $2.0 million at December 31, 2008 and 2007, respectively to secure these TT&L deposits.

The Company’s unused borrowing capacity from the Federal Reserve Bank discount window at December 31, 2008 and 2007 was $9.8 million and $9.7 million, respectively. The Company had pledged securities with a fair value of $10.1 million and $10.0 million at December 31, 2008 and 2007, respectively to secure the discount window borrowing capacity. The Company also had unused, unsecured lines of credit with correspondent banks of $17.0 million at December 31, 2008 and 2007.

10. Income Taxes

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

The Company’s effective tax rate was 39.6% for year ended December 31, 2008 compared with 36.3% for the year ended December 31, 2007. The increase in the effective income tax rate in 2008 as compared to 2007 was primarily the result of increases in state income taxes in California and Texas and the increase in nondeductible stock-based compensation as a percentage of pre-tax income. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. The increase in the effective income tax rate was partially offset by the increase in the cash value of bank owned life insurance, which is non-taxable.

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$8,890	$4,992
Deferred loan fees	867	916
Premises and equipment	1,488	1,455
Interest on nonaccrual loans	254	295
Unrealized losses on investment securities available-for-sale	532	462
Securities impairment	173	—
Deferred compensation	—	34

Gross deferred tax assets	12,204	8,154

Deferred tax liabilities:
Core deposit intangibles	205	296
FHLB stock dividends	439	358
Other	81	268

Gross deferred tax liabilities	725	922

Net deferred tax assets	$11,479	$7,232

The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2008 and 2007 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.

Components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current provision for federal income taxes	$5,272	$7,939	$6,386
Deferred federal income tax (benefit) provision	(4,067)	(1,000)	1,135

Total provision for income taxes	$1,205	$6,939	$7,521

A reconciliation of the provision for income taxes computed at statutory rates compared with the actual provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$1,064	35%	$6,690	35%	$7,359	35%
Tax-exempt interest income	(72)	(2)	(93)	(1)	(252)	(1)
Stock-based compensation	395	13	333	2	—	—
State income taxes	390	13	208	1	433	2
Bank owned life insurance	(473)	(16)	(258)	(1)	—	—
Other, net	(99)	(3)	59	—	(19)	—

Provision for income taxes	$1,205	40%	$6,939	36%	$7,521	36%

The following sets forth the deferred tax benefit (expense) related to other comprehensive income (in thousands):

	Years Ended December 31,
	2008	2007	2006
Unrealized gains (losses) arising during the period	$(37)	$921	$208
Less: reclassification adjustment for gains (losses) realized in net income	33	1	4

Other comprehensive income	$(70)	$920	$204

11. Shareholders’ Equity

The Company declared and paid dividends of $0.16 per share to the shareholders of record during the year ended December 31, 2008 which included a dividend declared of $0.04 per share to shareholders of record as of December 31, 2007, which was paid on January 15, 2008. The Company also paid dividends of $0.16 per share in 2006 on a post stock-split basis.

The declaration and payment of dividends on the Common Stock by the Company depends upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company’s Board of Directors.

The Company maintains a stock repurchase plan that was announced on August 30, 2007. Under the plan, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock from time to time, with no expiration date, at various prices in the open market or through privately negotiated transactions. No shares were repurchased in 2008.

12. Regulatory Matters

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. As of December 31, 2008, the amount available for payment of dividends by MetroBank and Metro United to the Parent under applicable restrictions, without regulatory approval was approximately $10.5 million and $1.3 million, respectively. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

As of December 31, 2008, the most recent notifications from the OCC with respect to MetroBank and the FDIC with respect to Metro United categorized MetroBank and Metro United as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$151,453	10.17%	$119,150	8.00%	N/A	N/A	%
MetroBank, N.A	114,358	10.39	88,019	8.00	110,024	10.00
Metro United Bank	40,447	10.41	31,079	8.00	38,848	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	130,316	8.75	59,575	4.00	N/A	N/A
MetroBank, N.A	100,513	9.14	44,009	4.00	66,014	6.00
Metro United Bank	35,584	9.16	15,539	4.00	23,309	6.00
Leverage ratio
MetroCorp Bancshares, Inc	130,316	8.54	61,022	4.00	N/A	N/A
MetroBank, N.A	100,513	8.86	45,395	4.00	56,744	5.00
Metro United Bank	35,584	9.09	15,662	4.00	19,577	5.00

As of December 31, 2007
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$144,241	10.44%	$110,546	8.00%	N/A	N/A	%
MetroBank, N.A	106,835	10.42	81,990	8.00	102,488	10.00
Metro United Bank	33,492	9.41	28,471	8.00	35,589	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	127,067	9.20	55,273	4.00	N/A	N/A
MetroBank, N.A	96,381	9.40	40,995	4.00	61,493	6.00
Metro United Bank	30,005	8.43	14,235	4.00	21,353	6.00
Leverage ratio
MetroCorp Bancshares, Inc	127,067	9.50	53,508	4.00	N/A	N/A
MetroBank, N.A	96,381	9.30	41,459	4.00	51,824	5.00
Metro United Bank	30,005	9.99	12,010	4.00	15,013	5.00

As of December 31, 2008, $32.6 million in capital securities issued by MCBI Statutory Trust I were included in the Company's Tier 1 capital for regulatory purposes and the excess $2.4 million were included in Tier 2 capital. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The new quantitative limits will be effective March 31, 2009. In 2005 the Company adopted the new quantitative limits for its Tier 1 capital calculation.

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

13. 401(k) Profit Sharing Plan

The Company has established a defined contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 100% of annual compensation with an annual dollar limit of $20,500 per participant for the years ended December 31, 2008 and 2007, and $15,000 for the year ended December 31, 2006. The Banks match each participant’s contributions to the Plan up to 5% of such participant’s salary. MetroBank made contributions to the Plan of approximately $630,000, $649,000, and $475,000 during the years ended December 31, 2008, 2007, and 2006, respectively. Metro United made contributions to the Plan of approximately $170,000, $145,000 and $27,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

14. Stock-Based Compensation

The Company issues stock options to employees under the Company’s 2007 Stock Awards and Incentive Plan (“2007 Plan”) and the Company’s 1998 Stock Incentive Plan (“1998 Plan”). The Company also has an employee stock purchase plan (“Purchase Plan”). The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. Under this method, prior periods were not restated. Under SFAS No. 123R, the Company values unvested stock options granted prior to its adoption of SFAS 123R and expenses these amounts in the income statement over the stock option’s remaining vesting period. In addition, the fair value of options granted subsequent to adoption of this statement are expensed ratably over the vesting period.

The Company estimates fair value of stock option awards as of grant date using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options. The expected term of the options was derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The Company’s option grants met the “plain vanilla” option definition and did not have sufficient historical option exercise data to calculate an alternative expected term. Expected stock price volatility is based on historical volatility of the Company’s stock that covers a period which corresponds to the expected life of the options. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield in effect as of the grant date. The dividend yield is calculated using the expected annual dividend amount of $0.16 per share divided by the published stock price on grant date.

For the years ended December 31, 2008, 2007 and 2006, total stock-based compensation cost recognized in the Company’s Consolidated Statements of Income was $1.1 million, $1.1 million and $359,000, respectively.

Stock Incentive Plans. The Company has two stock incentive plans. Shares of stock may be issued under both plans from unissued common stock or treasury stock. The 1998 Plan expired on December 16, 2008.

The 1998 Plan authorized the issuance of up to 1,050,000 shares of Common Stock under both “non qualified” and “incentive” stock options and performance shares of Common Stock. Non-qualified options and incentive stock options were granted at no less than the fair market value of the Common Stock and must be exercised within ten years unless the applicable award agreement specifies a shorter term. Performance shares are certificates representing the right to acquire shares of Common Stock upon the satisfaction of performance goals established by the Company. Holders of performance shares have all of the voting, dividend and other rights of shareholders of the Company, subject to the terms of the award agreement relating to such shares. If the performance goals are achieved, the performance shares will vest and may be exchanged for shares of Common Stock. If the performance goals are not achieved, the performance shares may be forfeited. No performance shares have been awarded under the 1998 Plan since inception.

The 2007 Plan authorizes the issuance of up to 350,000 shares of Common Stock, and provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards or any combination of the foregoing. No more than 50,000 shares of stock may be subject to options or stock appreciation rights granted under the 2007 Plan to any one individual during any 12 month period. No more than 20,000 shares of stock may be granted under the 2007 Plan as a restricted stock award to any one individual during any 12 month period. Restricted stock may be granted with or without payment except to the extent required by law and awards are subject to performance or service restrictions as determined by the Compensation Committee. The recipient of restricted stock is entitled to voting rights and dividends on the common stock prior to the lapsing of the forfeiture restrictions with respect to such stock. As of December 31, 2008, there were 21,696 shares available for future grants under the 2007 Plan.

The Company classifies all share-based awards as equity instruments and recognizes the vesting of the awards ratably over their respective terms. Compensation expense for each tranche of each award was separately recognized as if it was a separate award with its own vesting date.

Stock option awards vest 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant and have contractual terms of up to ten years. For all options granted on or prior to December 31, 2006, compensation expense is recognized on a straight-line basis, 30% in each of the two years following the date of the grant and 40% in the third year following the date of the grant. For all options granted on or after January 1, 2007, compensation expense is recognized on a graded-vesting basis from the grant date until the vesting date of the respective option.

Restricted stock vest in equal increments in each of the three years following the date of the grant. Compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective award.

Stock Option Activity. The Company granted stock options to employees under both the 2007 Plan and the 1998 Plan. There were 302,500, 138,500, and 241,500 options granted during 2008, 2007, and 2006, respectively. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Assumptions	2008	2007	2006
Expected term (in years)	6.0	4.5–6.1	4.55
Expected stock price volatility	27.21%	23.93%	22.75%
Expected dividend yield	0.80%	0.80%	0.80%
Risk-free interest rate	3.33%	4.85%	4.94%

Estimated weighted average grant-date fair value per option granted	$3.70	$6.17	$4.91

A summary of activity for the Company’s stock options as of December 31, 2008 and the changes during the year then ended is presented below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2007	922,575	$14.85
Options granted	302,500	12.89
Options exercised	(21,000)	10.88
Options forfeited	(61,375)	17.12

Outstanding options at December 31, 2008	1,142,700	$14.28	5.80	$—

Exercisable options at December 31, 2008	687,300	$13.66	4.20	$—

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $46,000, $48,000 and $623,000, respectively.

As of December 31, 2008, compensation cost not yet recognized for unvested share-based awards was approximately $891,000, which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $845,000, $446,000, and $109,000, respectively.

Restricted Stock Activity. The Company granted restricted stock to employees under the 2007 Plan. Compensation expense for restricted stock is measured based upon the number of shares granted multiplied by the difference of the stock price on the grant date less payment required, if any. Such expense is recognized in the Company’s Consolidated Statement of Income.

The following table summarizes the Company’s restricted stock activity for 2008:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	20,100	$17.57
Granted	13,411	12.69
Vested	(7,698)	17.50
Forfeited	(2,747)	14.32

Outstanding at December 31, 2008	23,066	15.15

As of December 31, 2008, compensation cost not yet recognized for unvested share-based awards was approximately $133,000, which is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $96,000, $0 and $0. No shares were converted nor were there any share-based liabilities paid during 2008, 2007, and 2006.

In November 2005, the FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards.” The Company has adopted the transition guidance for the additional paid-in-capital pool (“APIC pool”) in paragraph 81 of SFAS No. 123R. The prescribed transition method is a detailed method to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The total tax benefit derived from the windfall associated with the exercise of non-qualified options was approximately $12,000 for the year ended December 31, 2006. There was no tax benefit realized for the years ended December 31, 2008 and 2007.

15. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted stock can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options and restricted stock that are antidilutive are excluded from the earnings per share calculation. Stock options and restricted shares are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of December 31, 2008, 2007 and 2006 there were 331,000, 58,000 and 36,000, respectively, of antidilutive common shares comprised of stock options and restricted stock which were excluded from the diluted shares calculation. The number of potentially dilutive common shares is determined using the treasury stock method.

Earnings per share for the years ended December 31, 2008, 2007 and 2006 are calculated below (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Net income	$1,835	$12,175	$13,504

Weighted average common shares in basic EPS	10,833	10,935	10,906
Effect of dilutive securities	64	175	206

Weighted average common and potentially dilutive common shares used in diluted EPS	10,897	11,110	11,112

Earnings per common share:
Basic	$0.17	$1.11	$1.24
Diluted	$0.17	$1.10	$1.22

16. Off-Balance Sheet Activities

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2008 and 2007 were $247.7 million and $315.4 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2008 and 2007 were $22.2 million and $22.1 million, respectively. The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2008 and 2007 is presented below (in thousands):

	2008	2007
Unfunded loan commitments including unfunded lines of credit	$247,731	$315,370
Standby letters of credit	9,981	9,290
Commercial letters of credit	12,244	12,853
Operating leases	8,065	9,754

Total financial instruments with off-balance sheet risk	$278,021	$347,267

17. Fair Value

Financial Instruments Measured at Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the application of SFAS No. 157 for non-financial assets and non-financial liabilities was delayed until January 1, 2009, at which time the Company adopted. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Assets Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Financial assets measured at fair value on a recurring basis are as follows:

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

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

	Fair Value Measurements at December 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements December 31, 2008
	(In thousands)
Securities available-for-sale	$5,845	$96,259	$—	$102,104

Certain non-financial assets measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets measured at fair value for impairment assessment. As stated above, SFAS No. 157 was applicable to these fair value measurements beginning January 1, 2009.

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. Certain impaired loans are reported, on a non-recurring basis at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on the fair value of the underlying collateral determined by independent appraisals or Level 3 inputs based on customized criteria.

During 2008, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2.3 million were reduced by specific valuation allowance allocations of $382,000 to a fair value of $1.9 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $14.8 million were reduced by specific valuation allowance allocations of $2.9 million to a fair value of $11.9 million based on collateral valuations utilizing Level 3 valuation inputs.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company did not elect to measure any instruments at fair value and as a result, adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments for the years ended December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008		2007
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$38,101	$38,101	$46,270	$46,270
Investment securities available-for-sale	102,104	102,104	137,749	137,749
Other investments	29,220	29,220	6,886	6,886
Loans held-for-investment, net	1,322,113	1,194,550	1,188,786	1,194,009
Cash value of bank owned life insurance	27,090	27,090	25,737	25,737
Accrued interest receivable	5,946	5,946	6,462	6,462

Financial Liabilities
Deposits
Transaction accounts	597,877	597,876	545,833	545,245
Time deposits	671,276	677,416	645,210	651,834

Total deposits	1,269,153	1,275,292	1,191,043	1,197,079

Other borrowings	139,046	138,992	99,796	99,490
Junior subordinated debentures	36,083	38,623	36,083	37,772
Accrued interest payable	1,279	1,279	1,727	1,727

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	247,731	—	315,370	—
Standby letters of credit	9,981	—	9,290	—
Commercial letters of credit	12,244	—	12,853	—

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value. The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, cash value of bank owned life insurance, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses.

Investment Securities. Fair values are based primarily upon quoted market prices obtained from an independent pricing service.

Loans. The fair value of loans originated by the Banks is estimated by discounting the expected future cash flows using the current interest rates at which similar loans with similar terms would be made. The presence of floors on a large portion of the variable rate loans has supported the yields above current market levels and is the key factor causing the fair value of the variable rate loans with floors to exceed the book value. The fair value of the remainder of the variable rate loans approximates the carrying value while fixed rate loans are generally above the carrying values. Using these results, valuation adjustments are made for specific credit risks as well as general portfolio credit and market risks to arrive at the fair value.

Liabilities for Which Fair Value Approximates Carrying Value. The estimated fair value for transactional deposit liabilities with no stated maturity (i.e., demand, savings, and money market deposits) approximates the carrying value. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. Nonetheless, the company would likely realize a core deposit premium if its deposit portfolio were sold in the principal market for such deposits.

The fair value of acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

Time Deposits. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other borrowings maturing within fourteen days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures. The fair value of the junior subordinated debentures was estimated by discounting the cash flows through maturity based on the prevailing market rate.

Commitments to Extend Credit and Letters of Credit. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the market. The estimated fair values of these instruments are not material as of the reporting dates.

18. Commitments and Contingencies

Litigation

The Company is involved in various litigation that arises in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

Leases

The Company leases certain branch premises and equipment under operating leases, which expire between 2010 through 2017. The Company incurred rental expense of $2.3 million, $2.1 million, and $1.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively, under these lease agreements. Future minimum lease payments at December 31, 2008 due under these lease agreements are as follows (in thousands):

Year	Amount
2009	$2,187
2010	2,134
2011	1,316
2012	876
2013	601
Thereafter	951

$8,065

19. Operating Segment Information

In October 2005, the Company acquired Metro United and continued its operation as a separate subsidiary. Because the Company operates two community banks in distinct geographical areas, the Company manages its operations and prepares management reports and other information with a primary focus on these geographical areas. Performance assessment and resource allocation are also based upon this geographical structure. The operating segment identified as “Other” includes the Parent and eliminations of transactions between segments.

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

The following is a summary of selected operating segment information as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	As of and for the year ended December 31, 2008
	MetroBank	Metro United	Other	Consolidated Company
Interest income	$71,699	$25,266	$65	$97,030
Interest expense	26,949	11,599	2,183	40,731

Net interest income	44,750	13,667	(2,118)	56,299
Provision for loan losses	11,109	5,540	—	16,649

Net interest income after provision for loan losses	33,641	8,127	(2,118)	39,650
Noninterest income	9,264	474	(1,312)	8,426
Noninterest expense	33,767	10,283	986	45,036

Income (loss) before income tax provision	9,138	(1,682)	(4,416)	3,040
Provision for income taxes	2,885	(507)	(1,173)	1,205

Net income (loss)	$6,253	$(1,175)	$(3,243)	$1,835

Assets	$1,153,152	$429,128	$(2,042)	$1,580,238
Net loans	955,270	366,543	—	1,321,813
Goodwill	—	21,827	—	21,827
Deposits	954,598	318,637	(4,082)	1,269,153

	As of and for the year ended December 31, 2007
	MetroBank	Metro United	Other	Consolidated Company
Interest income	$77,567	$24,665	$66	$102,298
Interest expense	30,724	12,629	2,039	45,392

Net interest income	46,843	12,036	(1,973)	56,906
Provision for loan losses	1,705	1,440	—	3,145

Net interest income after provision for loan losses	45,138	10,596	(1,973)	53,761
Noninterest income	9,196	477	(1,385)	8,288
Noninterest expense	32,254	9,773	908	42,935

Income before income tax provision	22,080	1,300	(4,266)	19,114
Provision for income taxes	7,736	395	(1,192)	6,939

Net income	$14,344	$905	$(3,074)	$12,175

Assets	$1,083,536	$376,218	$(48)	$1,459,706
Net loans	856,837	331,949	—	1,188,786
Goodwill	—	21,827	—	21,827
Deposits	909,521	286,891	(5,369)	1,191,043

	As of and for the year ended December 31, 2006
	MetroBank	Metro United	Other	Consolidated Company
Interest income	$70,840	$15,771	$67	$86,678
Interest expense	23,887	7,504	2,107	33,498

Net interest income	46,953	8,267	(2,040)	53,180
Provision for loan losses	451	161	—	612

Net interest income after provision for loan losses	46,502	8,106	(2,040)	52,568
Noninterest income	7,724	310	(110)	7,924
Noninterest expense	33,059	5,895	513	39,467

Income before income tax provision	21,167	2,521	(2,663)	21,025
Provision for income taxes	7,373	1,061	(913)	7,521

Net income	$13,794	$1,460	$(1,750)	$13,504

Assets	$1,009,996	$257,211	$1,227	$1,268,434
Net loans	693,538	181,582	—	875,120
Goodwill	—	21,827	—	21,827
Deposits	870,394	213,241	(1,971)	1,081,664

20. Supplemental Statement of Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash payments during the year for:
Interest	$41,179	$45,487	$29,637
Income taxes	6,000	7,900	5,050
Noncash investing and financing activities:
Dividends declared not paid	434	432	437
Foreclosed assets acquired	5,050	1,215	3,167
Securities in-kind redemption	10,494	—	—

21. Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets

(In thousands, except share amounts)

	As of December 31,
	2008	2007
Assets
Cash and due from subsidiary banks	$704	$3,967
Investment in subsidiary trust	1,083	1,083
Investment in bank subsidiaries	157,536	148,524
Other assets	269	565

Total assets	$159,592	$154,139

Liabilities and Shareholders’ Equity
Accrued interest payable	$90	$87
Junior subordinated debentures	36,083	36,083
Subordinated debentures	4,000	—
Other liabilities	260	559

Total liabilities	40,433	36,729

Shareholders’ equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,885,081 and 10,825,837 shares outstanding at December 31, 2008 and 2007, respectively	10,995	10,995
Additional paid-in-capital	28,222	27,386
Retained earnings	82,311	82,211
Other comprehensive loss	(910)	(786)
Treasury stock, at cost	(1,459)	(2,396)

Total shareholders’ equity	119,159	117,410

Total liabilities and shareholders’ equity	$159,592	$154,139

Condensed Statements of Income

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Income
Interest income on deposits	$3	$5	$4
Dividends received from subsidiary trust	62	61	63
Dividends received from bank subsidiaries	5,234	16,747	1,749

Total income	5,299	16,813	1,816

Expenses
Interest expense on junior subordinated debentures	2,079	2,039	2,108
Interest expense on subordinated debentures	104	—	—
Stock-based compensation expense	1,154	1,050	359
Other expenses	1,136	1,235	257

Total expenses	4,473	4,324	2,724

Income before taxes and equity in undistributed net income (loss) of subsidiaries	826	12,489	(908)
Income tax benefit	1,172	1,192	913

Income before equity in undistributed net income of subsidiaries	1,998	13,681	5
(Distributions in excess of net income) equity in undistributed net income of subsidiaries	(163)	(1,506)	13,499

Net income	$1,835	$12,175	$13,504

Condensed Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$1,835	$12,175	$13,504
Stock-based compensation expense	1,128	953	359
Distributions in excess of earnings (equity in undistributed earnings of subsidiaries)	163	1,506	(13,499)
Decrease (increase) in other assets	(53)	630	(962)
Decrease in other liabilities	(26)	(30)	(193)

Net cash provided by (used in) operating activities	3,047	15,234	(791)

Cash flow from investment activities:
Investment in bank subsidiaries	(9,300)	(10,020)	—

Net cash used in investing activities	(9,300)	(10,020)	—

Cash flow from financing activities:
Proceeds from issuance of subordinated debentures	4,000	—	—
Re-issuance of treasury stock	723	827	1,227
Repurchase of common stock	—	(2,381)	—
Dividends	(1,733)	(1,752)	(1,744)

Net cash provided by (used in) financing activities	2,990	(3,306)	(517)

Net increase (decrease) in cash and cash equivalents	(3,263)	1,908	(1,308)
Cash and cash equivalents at beginning of year	3,967	2,059	3,367

Cash and cash equivalents at end of year	$704	$3,967	$2,059

Dividends declared but not paid	$434	$432	$437

22. Related Party Transactions

In the ordinary course of business, the Company enters into transactions with its and the Banks’ executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2008 and 2007, certain of these officers and directors and their affiliated companies were indebted to the Company in the aggregate amount of approximately $149,000 and $158,000 respectively.

The following is an analysis of activity for the years ended December 31, 2008 and 2007 for such amounts (in thousands):

	2008	2007
Balance at January 1,	$158	$827
New loans and advances	—	150
Repayments	(9)	(4)
Other(1)	—	(815)

Balance at December 31,	$149	$158

(1)	Other represents the elimination of indebtedness of directors and their affiliates who no longer served on the Board of Directors at December 31, 2007.

In addition, as of December 31, 2008 and 2007, the Company held demand and other deposits for related parties of approximately $5.3 million and $4.4 million, respectively.

The Company’s Chairman is a principal shareholder and the Chairman of the Board of New Era Life Insurance Company (New Era). MetroBank had 11 commercial real estate loan participations with New Era as of December 31, 2008, and seven as of December 31, 2007. These loans were originated by and are being serviced by MetroBank. Ten of the loans are contractually current on their payments, and one real estate loan in the amount of $3.1 million, is on nonaccrual status as of December 31, 2008. The following is an analysis of these loans as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Gross balance	$77,731	$57,449
Less: participation portion sold to New Era	(36,771)	(19,847)

Net balance outstanding	$40,960	$37,602

With the exception of the $3.1 million nonaccrual loan, $21.6 million of the loans have interest rates ranging from 4.0% to 7.85% and the remaining $12.2 million in loans have interest rates which float with the prime rate. The loans mature between March 2009 and February 2017. The percent of the participation portions sold to New Era varies from 16.00% to 100.00%.

In addition, New Era was the agency used by MetroBank for the insurance coverage it provides to employees and their dependents. The Company, however, discontinued using New Era in July, 2007. The insurance coverage consisted of medical and dental insurance. MetroBank paid New Era $1.1 million for such insurance coverage for the year ended December 31, 2007.

Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The controlling shareholder of Gaumnitz, Inc. is a major shareholder of the Company. The lease agreements covering the different areas comprising the Company’s headquarters have lease commencement dates ranging from June 2003 to March 2006, at a total rent of $59,000 per month, and the expiration dates ranging from December 2010 to May 2013. The lease agreement for MetroBank’s Bellaire branch commenced on December 29, 2003 at a total rent of $12,000 per month and expires in December 2011. For these respective lease agreements, the Company paid Gaumnitz, Inc. $698,000, $640,000 and $630,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

In June 2008, the Company issued an aggregate of $4.0 million in subordinated debentures through a private placement to the Company’s Chairman of the Board and an affiliate of a Company Director. In January 2009, all outstanding amounts of the $4.0 million of subordinated debentures, including accrued interest, were repaid. See Note 9—“Other Borrowings” for additional information.

23. Subsequent Events

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. TARP gave the U.S. Department of the Treasury (“U.S. Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP”), which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. In connection with the Company's participation in the CPP, on January 16, 2009, the Company issued and sold to the U.S. Treasury (i) 45,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (“Warrant”) to purchase 771,429 shares of the Company's Common Stock, at an exercise price of $8.75 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $45.0 million in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Securities Purchase Agreement, dated January 16, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, prevents the Company from declaring or paying any dividend (other than regular quarterly cash dividends of not more than $0.04 per share), limits the Company's ability to repurchase shares of its Common Stock (with certain exceptions), grants the holders of the Series A Preferred Stock, the Warrant and the Company's Common Stock to be issued upon exercise of the Warrant certain registration rights and subjects the Company to certain executive compensation limitations included in the EESA, as amended.

In June 2008, the Company issued an aggregate of $4.0 million in its 2008 Subordinated Debentures to related parties. In January 2009, all outstanding amounts of the $4.0 million subordinated debentures, including accrued interest, were repaid.

In February 2009, the Company was notified that a $3.9 million commercial land loan with accrued interest of $51,000, secured by commercial land with a net realizable value of approximately $4.2 million, would not be repaid due to deterioration of the borrower’s financial strength. Such amounts are not reflected in the financial condition, results of operations, or cash flows of the Company as of and for the year ended December 31, 2008.

EXHIBIT INDEX

Exhibit Number(1)	Description
2.1	Letter Agreement, dated January 16, 2009, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report of Form 8-K filed on November 19, 2007).

4.1	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

4.2	Warrant, dated January 16, 2009, to purchase 771,429 shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

4.3	Form of Certificate for the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.2†	MetroCorp Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.4†	MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement of Form S-8 (Registration No. 333-143502) the “S-8 Registration Statement”).

10.6†	Form of Incentive Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the S-8 Registration Statement).

10.7†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.8†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.9†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.10†	First Amendment to the Employment Agreement between the Company and George M. Lee dated as of December 31, 2008 (incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 6, 2009). Employment Agreement between the Company and Mitchell W. Kitayama dated as of July 15, 2005 (incorporated herein by to the Company's Current Report on Form 8-K filed on July 21, 2006).

Exhibit Number(1)	Description
10.11†	Separation Agreement and Release between MetroBank, N.A. and Allen Cournyer (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 2, 2006).

10.12†	Letter Agreement between MetroBank, N.A. and David Tai dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13†	Letter Agreement between MetroBank, N.A. and David Choi dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14†	Letter Agreement between MetroBank, N.A. and Terry Tangen dated as of February 14, 2005 (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Form of Waiver, executed by each of George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.16†	Form of Executive Compensation Letter Agreement, executed by each of George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2009).

11	Computation of Earnings Per Common Share, included as Note (16) to the Consolidated Financial Statements of this Form 10-K.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to Securities and Exchange Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.