Form 10-Q
period 2009-03-31
METROCORP BANCSHARES INC
filed 2009-05-08
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of May 1, 2009, the number of outstanding shares of Common Stock was 10,927,315.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$22,563	$26,383
Federal funds sold and other short-term investments	70,773	11,718
Total cash and cash equivalents	93,336	38,101
Securities available-for-sale, at fair value	97,178	102,104
Securities held-to-maturity (fair value $1,057 at March 31, 2009)	1,057	–
Other investments	23,485	29,220
Loans, net of allowance for loan losses of $24,158 and $24,235, respectively	1,311,698	1,321,813
Accrued interest receivable	5,546	5,946
Premises and equipment, net	6,912	7,368
Goodwill	21,827	21,827
Core deposit intangibles	461	506
Customers' liability on acceptances	11,092	8,012
Foreclosed assets, net	8,562	4,825
Other assets	40,853	40,516
Total assets	$1,622,007	$1,580,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$212,567	$204,107
Interest-bearing	1,163,395	1,065,046
Total deposits	1,375,962	1,269,153
Junior subordinated debentures	36,083	36,083
Other borrowings	29,447	139,046
Accrued interest payable	1,443	1,279
Acceptances outstanding	11,092	8,012
Other liabilities	5,390	7,506
Total liabilities	1,459,417	1,461,079
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at March 31, 2009 and none at December 31, 2008	44,612	–
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,898,211 and 10,885,081 shares outstanding at March 31, 2009 and December 31, 2008, respectively	10,995	10,995
Additional paid-in-capital	29,011	28,222
Retained earnings	79,337	82,311
Accumulated other comprehensive loss	(70)	(910)
Treasury stock, at cost, 96,754 and 109,884 shares at March 31, 2009 and December 31, 2008, respectively	(1,295)	(1,459)
Total shareholders' equity	162,590	119,159
Total liabilities and shareholders' equity	$1,622,007	$1,580,238

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Interest income:
Loans	$20,390	$23,400
Securities:
Taxable	1,084	1,372
Tax-exempt	48	73
Other investments	143	87
Federal funds sold and other short-term investments	44	137
Total interest income	21,709	25,069
Interest expense:
Time deposits	5,865	7,601
Demand and savings deposits	2,234	2,065
Junior subordinated debentures	520	520
Other borrowings	292	888
Total interest expense	8,911	11,074
Net interest income	12,798	13,995
Provision for loan losses	7,287	1,584
Net interest income after provision for loan losses	5,511	12,411
Noninterest income:
Service fees	1,089	1,243
Loan-related fees	132	181
Letters of credit commissions and fees	255	267
Gain on securities transactions, net	–	24
Gain on sale of loans	–	51
Other noninterest income	454	363
Total noninterest income	1,930	2,129
Noninterest expenses:
Salaries and employee benefits	5,388	6,486
Occupancy and equipment	1,992	1,959
Foreclosed assets, net	423	57
Impairment on securities	240	–
Other noninterest expense	2,528	2,461
Total noninterest expenses	10,571	10,963

Income (loss) before provision for income taxes	(3,130)	3,577
Provision (benefit) for income taxes	(1,096)	1,342
Net income (loss)	$(2,034)	$2,235

Dividends – preferred stock	(469)	–
Net income (loss) available to common shareholders	$(2,503)	$2,235

Earnings (loss) per common share:
Basic	$(0.23)	$0.21
Diluted	$(0.23)	$0.21
Weighted average common shares outstanding:
Basic	10,875	10,811
Diluted	10,885	10,897
Dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

Net income (loss)	$(2,034)	$2,235

Other comprehensive income (loss), net of tax:
Unrealized gain on investment securities, net:
Unrealized holding gain arising during the period	840	560
Less: reclassification adjustment for gain included in net income	–	15
Other comprehensive income	840	545
Total comprehensive income (loss)	$(1,194)	$2,780

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated other
	Shares	At par	Shares	At par	paid-in capital	Retained earnings	comprehensive income (loss)	Treasury stock, at cost	Total
Balance at December 31, 2008	–	$–	10,885	$10,995	$28,222	$82,311	$(910)	$(1,459)	$119,159
Issuance of preferred stock and warrant, at fair value	45	44,289	–	–	711	–	–	–	45,000
Re-issuance of treasury stock	–	–	13	–	(79)	–	–	164	85
Stock-based compensation expense related to stock options recognized in earnings..	–	–	–	–	189	–	–	–	189
Net loss	–	–	–	–	–	(2,034)	–	–	(2,034)
Amortization of preferred stock discount	–	36	–	–	–	(36)	–	–	–
Shortfall from restricted shares	–	–	–	–	(32)	–	–	–	(32)
Other comprehensive income	–	–	–	–	–	–	840	–	840
Dividends – preferred stock	–	287	–	–	–	(469)	–	–	(182)
Dividends – common stock ($0.04 per share).	–	–	–	–	–	(435)	–	–	(435)
Balance at March 31, 2009	45	$44,612	10,898	$10,995	$29,011	$79,337	$(70)	$(1,295)	$162,590

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss	$(2,034)	$2,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	510	532
Provision for loan losses	7,287	1,584
Impairment on securities	240	–
Gain on securities transactions, net	–	(24)
Gain on sale of foreclosed assets	(175)	(1)
Loss on sale of premises and equipment	–	9
Gain on sale of loans, net	–	(51)
Amortization of premiums and discounts on securities	(37)	17
Amortization of deferred loan fees and discounts	(540)	(578)
Amortization of core deposit intangibles	45	63
Stock-based compensation	189	228
Changes in:
Accrued interest receivable	400	577
Other assets	(842)	(988)
Accrued interest payable	164	(387)
Other liabilities	(2,117)	1,943
Net cash provided by operating activities	3,090	5,159

Cash flows from investing activities:
Purchases of securities available-for-sale	(49)	(14,945)
Purchases of securities held-to-maturity	(1,057)	–
Purchases of other investments	(1,066)	(1,911)
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	6,086	25,044
Proceeds from sales and maturities of other investments	6,800	653
Net change in loans	(2,000)	(39,845)
Proceeds from sale of foreclosed assets	1,806	211
Proceeds from sale of premises and equipment	–	7
Purchases of premises and equipment	(54)	(106)
Net cash provided by (used in) investing activities	10,466	(30,892)

Cash flows from financing activities:
Net change in:
Deposits	106,809	5,905
Other borrowings	(109,599)	32,571
Proceeds from issuance of preferred stock with common stock warrant	45,000	–
Re-issuance of treasury stock	85	257
Cash dividends paid on preferred stock	(182)	–
Cash dividends paid on common stock	(434)	(432)
Net cash provided by financing activities	41,679	38,301

Net increase in cash and cash equivalents	55,235	12,568
Cash and cash equivalents at beginning of period	38,101	46,270
Cash and cash equivalents at end of period	$93,336	$58,838

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2009							As of December 31, 2008
	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale
U.S. Government agencies	$	─	$	─	$ ─	$	─		$9	$	─	$ ─		$9
U.S. Government sponsored enterprises		14,901		187	─		15,088		14,899		179	─		15,078
Obligations of state and political subdivisions		3,793		24	─		3,817		3,853		24	─		3,877
Mortgage-backed securities and collateralized mortgage obligations		72,228		1,518	(1,965)		71,781		78,426		574	(2,255)		76,745
Asset backed securities		527	─		─		527		550	─		─		550
Investment in CRA funds		5,858		107	─		5,965		5,809		36	─		5,845
Total available for sale securities		$97,307		$1,836	$(1,965)		$97,178		$103,546		$813	$(2,255)		$102,104

Securities held to maturity
Obligations of state and political subdivisions		$1,057	$	─	$ ─		$1,057	$	─	$	─	$ ─	$	─
Total held to maturity securities		$1,057	$	─	$ ─		$1,057	$	─	$	─	$ ─	$	─

Other investments
Investment in CDARS		$15,261	$	─	$ ─		$15,261		$20,240	$	─	$ ─		$20,240
FHLB/Federal Reserve Bank stock.		7,141	─		─		7,141		7,897	─		─		7,897
Investment in subsidiary trust		1,083	─		─		1,083		1,083	─		─		1,083
Total other investments		$23,485	$	─	$ ─		$23,485		$29,220	$	─	$ ─		$29,220

The following table displays the gross unrealized losses and fair value of securities available for sale as of March 31, 2009 that were in a continuous unrealized loss position for the periods indicated.  There were no securities held to maturity in a continuous unrealized loss position as of March 31, 2009.

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale
Mortgage-backed securities and collateralized mortgage obligations	$7,984	$(1,809)	$9,387	$(156)	$17,371	$(1,965)
Total securities	$7,984	$(1,809)	$9,387	$(156)	$17,371	$(1,965)

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs, as a realized loss, of the individual securities to their fair value. In the first quarter of 2009, as part of its quarterly impairment review, the Company determined that certain securities had declines in fair value below their cost that were considered other-than-temporary due to downgrades by one or more of the three major rating agencies.  As a result, the Company recorded an impairment charge of $240,000 to reduce the individual securities to their fair value.  For the remaining securities, management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized losses on securities should be considered other than temporary.

3.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	As of and for the three months ended March 31, 2009	As of and for the three months ended March 31, 2008
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$24,235	$13,125
Provision for loan losses	7,287	1,584
Charge-offs	(7,440)	(136)
Recoveries	76	15
Allowance for loan losses at end of period	24,158	14,588

Reserve for unfunded lending commitments at beginning of period	1,092	816
Provision for unfunded lending commitments	112	91
Reserve for unfunded lending commitments at end of period	1,204	907

Allowance for credit losses	$25,362	$15,495

4.	GOODWILL

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment.  Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

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

As a result of the decline in the market price of the Company's stock to a level below book value during the fourth quarter of 2008 and further decline in the first quarter of 2009, continued deterioration in the economy during these quarters, and a net loss recorded by Metro United for these same quarters, and other economic factors, the Company performed additional valuations of goodwill as of December 31, 2008 and March 31, 2009. Due to a lack of guideline bank acquisitions since the last annual test date, the Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the transaction multiples such as price-to-book, price-to-tangible book, price-to-deposits in a normalized market. For the period ending March 31, 2009, the Company used an average growth rate of 5% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. In the sensitivity analysis, an 8% discount rate indicated a fair value that was $15.6 million greater than carrying value, a 12.6% discount rate indicated that the fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $6.7 million less than carrying value. The Company also considered the fair value of Metro United in relationship to the Company's stock price and performed a reconciliation to market price. This reconciliation was performed by first using the Company's market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United. The derived fair value of Metro United was then compared to the carrying value of its equity. As the carrying value of its equity exceeded the fair value, an additional goodwill impairment evaluation was performed which involved calculating the implied fair value of Metro United’s goodwill.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of Metro United’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of Metro United over the fair value of its net assets is the implied fair value of goodwill. The Company estimated the fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk adjustments that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. This evaluation and resulting conclusion were significantly affected by the estimated fair value of the loans of Metro United that were evaluated, particularly the market risk adjustment that is a consequence of the current distressed market conditions. Based on this analysis, the Company determined that the implied fair value of the goodwill for Metro United was in excess of the carrying value of the goodwill; therefore, no goodwill impairment was recorded as of March 31, 2009.  However, it is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an impairment of the goodwill.

5.	SHAREHOLDERS’ EQUITY

In connection with the Company's participation in the Capital Purchase Program (“CPP”), on January 16, 2009, the Company issued and sold to the U.S. Treasury (i) 45,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (“Warrant”) to purchase 771,429 shares of the Company's common stock, at an exercise price of $8.75 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $45.0 million in cash. Approximately $44.3 million was allocated to the initial carrying value of the preferred stock and $711,000 to the warrant based on their relative estimated fair values on the issue date. The fair value of the warrant was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility and the risk-free interest rate.  The fair value of the preferred stock was determined based on assumptions regarding the discount rate for the Company which was estimated to be approximately 8% at the date of issuance.   The difference between the initial carrying value of the preferred stock and the $45 million full redemption value will be accreted over five years using a straight-line method over the expected life of the preferred stock. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended, the Company may, at its option, subject to the necessary bank regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends.

The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $0.04 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.   In April 2009, the Company suspended regular cash dividends on its common stock for an indefinite period of time.

6.	EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  As of March 31, 2009 and 2008, there were 1,902,213 and 257,460 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands, except per share amounts)

Net income (loss) available to common shareholdes	$(2,503)	$2,235

Weighted average common shares in basic EPS	10,875	10,811
Effect of dilutive securities	10	86

Weighted average common and potentially dilutive common shares used in diluted EPS	10,885	10,897

Earnings (loss) per common share:
Basic	$(0.23)	$0.21
Diluted	$(0.23)	$0.21

7.	LITIGATION

The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

8.	OFF-BALANCE SHEET ACTIVITIES

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2009 and December 31, 2008 is presented below:

	As of March 31, 2009	As of December 31, 2008
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$216,227	$247,731
Standby letters of credit	13,075	9,981
Commercial letters of credit	16,304	12,244
Operating leases	7,727	8,065
Total financial instruments with off-balance sheet risk	$253,333	$278,021

9.	OPERATING SEGMENT INFORMATION

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

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31, 2009				For the three months ended March 31, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$16,144	$5,549	$16	$21,709	$18,556	$6,496	$17	$25,069
Total interest expense	5,991	2,390	530	8,911	7,241	3,313	520	11,074
Net interest income	10,153	3,159	(514)	12,798	11,315	3,183	(503)	13,995
Provision for loan losses	5,188	2,099	─	7,287	690	894	─	1,584
Net interest income after provision for loan losses	4,965	1,060	(514)	5,511	10,625	2,289	(503)	12,411
Noninterest income	2,174	103	(347)	1,930	2,361	106	(338)	2,129
Noninterest expenses	8,129	2,322	120	10,571	7,998	2,727	238	10,963
Income (loss) before income tax provision	(990)	(1,159)	(981)	(3,130)	4,988	(332)	(1,079)	3,577
Provision (benefit) for income taxes	(363)	(456)	(277)	(1,096)	1,700	(61)	(297)	1,342
Net income (loss)	$(627)	$(703)	$(704)	$(2,034)	$3,288	$(271)	$(782)	$2,235

	As of March 31, 2009				March 31, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Net loans	$947,155	$364,543	$-	$1,311,698	$885,305	$342,371	$–	$1,227,676
Total assets	1,195,462	429,281	(2,736)	1,622,007	1,110,318	399,651	(185)	1,509,784
Deposits	1,030,239	357,417	(11,694)	1,375,962	908,800	291,468	(3,320)	1,196,948

10.	FAIR VALUE

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which applies SFAS 157 for non-financial assets and non-financial liabilities was adopted January 1, 2009.  SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) at March 31, 2009 and December 31, 2008:

	Fair Value Measurements, using
	(Dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Securities available-for-sale at March 31, 2009	$5,965	$91,213	$–	$97,178

Securities available-for-sale at December 31, 2008	$5,845	$96,259	$–	$102,104

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).   Financial assets measured at fair value on a non-recurring basis include the following:

Goodwill.  Goodwill is measured at fair value on a non-recurring basis using Level 3 inputs.   In the first step of a goodwill impairment test, the Company primarily uses a review of the valuation of recent guideline bank acquisitions, if available, as well as discounted cash flow analysis.   If the second step of a goodwill impairment test is required, the implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination.  See Note 4 Goodwill for additional information.

Impaired Loans. Certain impaired loans with a valuation reserve subject to SFAS Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) are measured for impairment using the practical expedient in SFAS No. 114, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent.  The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs.  As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value.  During the three months ended March 31, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $7.2 million were reduced by specific valuation allowance allocations of $2.1 million to a fair value of $5.1 million based on collateral valuations utilizing Level 2 valuation inputs.   Impaired loans with a carrying value of $107,000 were reduced by specific valuation allowance allocations of $17,000 to a fair value of $90,000 based on collateral valuations utilizing Level 3 valuation inputs.

11.	NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 will become effective for interim and annual periods ending after June 15, 2009. The Company is in the process of determining the impact of adoption of FSP SFAS 157-4 on its financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 will become effective for interim and annual periods ending after June 15, 2009.  The Company is in the process of determining the impact of adoption of FSP SFAS 115-2 and SFAS 124-2 on its financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP SFAS 107-1 and APB 28-1 The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will become effective for interim and annual periods ending after June 15, 2009.  Adoption of FSP SFAS 107-1 and APB 28-1 is not expected to significantly impact the Company’s financial statements.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system; and

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

Overview

The Company recorded a net loss of $2.0 million for the three months ended March 31, 2009, a decrease of approximately $4.2 million compared with net income of $2.2 million for the same quarter in 2008. The Company’s diluted loss per common share for the three months ended March 31, 2009 was $0.23, a decrease of $0.44 per diluted share compared with diluted earnings per share of $0.21 for the same quarter in 2008. Diluted earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.

Total assets were $1.62 billion at March 31, 2009, an increase of approximately $41.8 million or 2.6% from $1.58 billion at December 31, 2008. Available for sale investment securities at March 31, 2009 were $97.2 million, a decrease of approximately $4.9 million or 4.8% from $102.1 million at December 31, 2008. Net loans at March 31, 2009 were $1.31 billion, a decrease of approximately $10.1 million or 0.8% from $1.32 billion at December 31, 2008. Total deposits at March 31, 2009 were $1.38 billion, an increase of approximately $106.8 million or 8.4% from $1.27 billion at December 31, 2008. Other borrowings at March 31, 2009 were $29.4 million, a decrease of approximately $109.6 million or 78.8% from $139.0 million at December 31, 2008. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2009 and 2008 was (0.51%) and 0.61%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2009 and 2008 was (5.18%) and 7.51%, respectively.  Shareholders’ equity at March 31, 2009 was $162.6 million compared to $119.2 million at December 31, 2008, an increase of approximately $43.4 million or 36.4%.  Details of the changes in the various components of net income are further discussed below.

Capital Purchase Program

In connection with the Company's participation in the Capital Purchase Program (“CPP”), on January 16, 2009, the Company issued and sold to the U.S. Treasury (i) 45,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (“Warrant”) to purchase 771,429 shares of the Company’s common stock, at an exercise price of $8.75 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $45.0 million in cash. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Securities Purchase Agreement, dated January 16, 2009, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, prevents the Company for so long as the Series A Preferred Stock remains outstanding, from declaring or paying any dividend (other than regular quarterly cash dividends of not more than $0.04 per share) without the consent of the U.S. Treasury until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, limits the Company’s ability to repurchase shares of its Common Stock (with certain exceptions), grants the holders of the Series A Preferred Stock, the Warrant and the Company’s common stock to be issued upon exercise of the Warrant certain registration rights and subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended.

In April 2009, the Company suspended regular cash dividends on its common stock for an indefinite period of time.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2009, net interest income, before the provision for loan losses, was $12.8 million, a decrease of approximately $1.2 million or 8.6% compared with $14.0 million for the same period in 2008. Average interest-earning assets for the three months ended March 31, 2009 were $1.51 billion, an increase of approximately $135.1 million or 9.8% compared with $1.38 billion for the same period in 2008. The increase was primarily due to loan growth.  The weighted average yield on interest-earning assets for the first quarter of 2009 was 5.83%, a decrease of 150 basis points compared with 7.33% for the same quarter in 2008. Average interest-bearing liabilities for the three months ended March 31, 2009 were $1.22 billion, an increase of approximately $90.9 million or 8.0% compared with $1.13 billion for the same period in 2008, primarily due to an increase in money market accounts and time deposits, partially offset by a decrease in other borrowings. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2009 was 2.96%, a decrease of 98 basis points compared with 3.94% for the same quarter in 2008.  Interest rate cuts by the Federal Reserve resulted in a decrease in yields and costs for the three months ended March 31, 2009, compared with the same period in 2008.

The net interest margin for the three months ended March 31, 2009 was 3.44%, a decrease of 65 basis points compared with 4.09% for the same period in 2008. The decrease was primarily the result of a decline in the yield on earning assets of 150 basis points, partially offset by a decrease in the cost of earning assets of 85 basis points.  The decrease in yield on earning assets and the cost of earning assets was due primarily to interest rate cuts and the effect of nonperforming assets.

Total Interest Income. Total interest income for the three months ended March 31, 2009 was $21.7 million, a decrease of approximately $3.4 million or 13.4% compared with $25.1 million for the same period in 2008. The decrease was primarily due to lower loan yields, an increase in nonperforming assets, and the reversal of loan interest income for nonaccrual loans during the first quarter of 2009.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2009 was $20.4 million, a decrease of approximately $3.0 million or 12.9% compared with $23.4 million for the same quarter in 2008. The decrease was the result of lower loan yields, an increase in nonperforming assets, and the reversal of loan interest income for nonaccrual loans during the first quarter of 2009.   Average total loans for the three months ended March 31, 2009 were $1.34 billion compared to $1.22 billion for the same period in 2008, an increase of approximately $126.4 million or 10.4%. For the first quarter of 2009, the average yield on loans was 6.16% compared to 7.74% for the same quarter in 2008, a decrease of 158 basis points. The decline in yield for the three months ended March 31, 2009 was the result of interest rate cuts and other items mentioned above.

Approximately $918.7 million or 68.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  At March 31, 2009, the average yield on total loans was approximately 291 basis points above the prime rate.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At March 31, 2009, approximately $726.1 million in loans or 54.2% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.48%.  At March 31, 2008, variable rate loans with interest rate floors carried a weighted average interest rate of 7.34% and comprised 45.6% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended March 31, 2009 was $1.3 million, a decrease of approximately $350,000 or 21.0% compared to $1.7 million for the same period in 2008.  The decrease in interest income from investments was primarily the result of declining interest rates, in addition to the effect of paydowns, sales, calls and maturities of securities. Average total investments for the three months ended March 31, 2009 were $168.7 million compared to average total investments for the same period in 2008 of $160.0 million, an increase of approximately $8.7 million or 5.4%.  The increase was primarily the result of an increase in other investments and federal funds sold, partially offset by a decrease in taxable securities and tax-exempt securities.  For the first quarter 2009, the average yield on total investments was 3.17% compared to 4.19% for the same quarter in 2008, a decrease of 102 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2009 was $8.9 million, a decrease of approximately $2.2 million or 19.5% compared to $11.1 million for the same period in 2008. The decrease primarily reflected interest rate cuts  coupled with the effect of a decrease in other borrowings.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2009 was $8.1 million, a decrease of approximately $1.6 million or 16.2% compared to $9.7 million for the same period in 2008. Average interest-bearing deposits for the three months ended March 31, 2009 were $1.12 billion compared to average interest-bearing deposits for the same period in 2008 of $980.9 million, an increase of $140.7 million or 14.3%. The average interest rate paid on interest-bearing deposits for the first quarter of 2009 was 2.93% compared to 3.96% for the same quarter in 2008, a decrease of 103 basis points. The decline in interest expense and the average interest rate paid on interest bearing deposits  was primarily due to interest rate cuts.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended March 31, 2009 was $292,000, a decrease of $596,000 compared to $888,000 for the same period in 2008. Average borrowed funds for the three months ended March 31, 2009 and 2008 were $63.8 million and $113.6 million, respectively. The average interest rate paid on borrowed funds for the first quarter of 2009 was 1.86% compared to 3.14% for the same quarter in 2008.

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

	For The Three Months Ended March 31,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,342,104	$20,390	6.16%	$1,215,736	$23,400	7.74%
Taxable securities	97,468	1,084	4.51	128,524	1,372	4.29
Tax-exempt securities	3,977	48	4.89	5,936	73	4.95
Other investments (2)	24,443	143	2.37	7,561	87	4.63
Federal funds sold and other short-term investments	42,846	44	0.42	18,025	137	3.06
Total interest-earning assets	1,510,838	21,709	5.83	1,375,782	25,069	7.33
Allowance for loan losses	(23,691)			(13,933)
Total interest-earning assets, net of allowance for loan losses	1,487,147			1,361,849
Noninterest-earning assets	117,842			108,614
Total assets	$1,604,989			$1,470,463

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$55,291	$71	0.52%	$58,994	$143	0.97%
Savings and money market accounts	363,912	2,163	2.41	272,486	1,922	2.84
Time deposits	702,400	5,865	3.39	649,452	7,601	4.71
Junior subordinated debentures	36,083	520	5.76	36,083	520	5.76
Other borrowings	63,822	292	1.86	113,597	888	3.14
Total interest-bearing liabilities	1,221,508	8,911	2.96	1,130,612	11,074	3.94
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	206,622			199,816
Other liabilities	17,544			20,375
Total liabilities	1,445,674			1,350,803
Shareholders' equity	159,315			119,660
Total liabilities and shareholders' equity	$1,604,989			$1,470,463

Net interest income		$12,798			$13,995
Net interest spread			2.87%			3.39%
Net interest margin			3.44%			4.09%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2009 vs 2008
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	2,218	$(5,228)	$(3,010)
Taxable securities	(340)	52	(288)
Tax-exempt securities	(24)	(1)	(25)
Other investments	192	(136)	56
Federal funds sold and other short-term investments	186	(279)	(93)
Total increase (decrease) in interest income	2,232	(5,592)	(3,360)

Interest-bearing liabilities:
Interest-bearing demand deposits	(10)	(62)	(72)
Savings and money market accounts	624	(383)	241
Time deposits	552	(2,288)	(1,736)
Junior subordinated debentures	–	–	–
Other borrowings	(393)	(203)	(596)
Total increase (decrease) in interest expense	773	(2,936)	(2,163)

Increase (decrease) in net interest income	$1,459	$(2,656)	$(1,197)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2009 was $7.3 million, an increase of approximately $5.7 million, compared to $1.6 million for the same period in 2008. The increase was primarily due to higher net charge-offs for the first quarter of 2009.   The allowance for loan losses as a percent of total loans was 1.81% at March 31, 2009 and 1.80% at December 31, 2008, and increased compared with 1.17% at March 31, 2008.

Noninterest Income.  Noninterest income for the three months ended March 31, 2009 was $1.9 million, down $199,000 or 9.3% compared with the same period in 2008.  The decrease for the three months ended March 31, 2009 was primarily due to a decline in service fees, partially offset by an increase in other noninterest income that was the result of rental income received on other real estate property and an increase in the cash value of bank owned life insurance.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2009 was $10.6 million, a decrease of $392,000 or 3.6% compared with the same period in 2008. Decreases in salaries and employee benefit expenses further described below, were partially offset by increases in expenses related to foreclosed assets and an other-than-temporary impairment charge of $240,000 realized on various private label securities.

Salaries and employee benefits expense for the three months ended March 31, 2009 was $5.4 million, a decrease of $1.1 million compared with $6.5 million for the same period in 2008, primarily due to a reduction in the number of employees and decreases in amount of bonus accrual, employee health care benefits, stock-based compensation expense and severance expenses. The number of full-time equivalent employees at March 31, 2009 was 309, a decrease of 27 or 8.0% compared with 336 at March 31, 2008.

Occupancy and equipment expense of $2.0 million and other noninterest expense of $2.5 million for the three months ended March 31, 2009 were approximately the same compared with the first quarter of 2008.

Other noninterest expense for the three months ended March 31, 2009 and 2008 was unchanged at $2.5 million.  Included in this are FDIC insurance premiums which increased by $186,000 due to higher FDIC assessment rates, the utilization of available credits to offset assessments during the first quarter of 2008, and participation in the FDIC’s Temporary Liquidity Guarantee Program.

In addition, the FDIC has proposed an emergency special assessment of 20 basis points on deposits as of June 30, 2009.  However, legislation has been proposed in Congress that could lower the special assessment to 10 basis points if the FDIC’s borrowing authority is increased. Further, the special assessment could drop below 10 basis points if the recently proposed surcharge on longer-term guaranteed debt issued under the FDIC's Temporary Liquidity Guarantee Program is approved. The special assessment will be payable on September 30, 2009.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and impairment on securities, by net interest income plus noninterest income.  The efficiency ratio for the three months ended March 31, 2009 was 70.15%, an increase from 67.99% for the same quarter in 2008, and was primarily the result of decreased net interest income.

Income Taxes. Income tax benefit for the three months ended March 31, 2009 was $1.1 million, compared with income tax expense of $1.3 million for the same period in 2008. The Company’s effective tax rate was 35.0% and 37.5% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was due primarily to a reduction in the California state tax benefit related to the current period loss.

Financial Condition

Loan Portfolio. Total loans at March 31, 2009 were $1.34 billion, a decrease of $10.2 million or 0.8% compared with $1.35 billion at December 31, 2008. Compared to the loan level at December 31, 2008, real estate loans increased $11.6 million or 1.3% during the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the ratio of total loans to total deposits was 97.09%, and 106.06%, respectively. Total loans represented 82.4% and 85.2% of total assets at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$445,063	33.24%	$467,546	34.65%
Real estate mortgage
Residential	12,826	0.96	12,399	0.92
Commercial	732,477	54.71	720,052	53.37
	745,303	55.67	732,451	54.29
Real estate construction
Residential	40,716	3.04	43,242	3.20
Commercial	102,403	7.65	101,125	7.50
	143,119	10.69	144,367	10.70
Consumer and other	5,311	0.40	4,864	0.36
Gross loans	1,338,796	100.00%	1,349,228	100.00%
Unearned discounts, interest and deferred fees	(2,940)		(3,180)
Total loans	1,335,856		1,346,048
Allowance for loan losses	(24,158)		(24,235)
Loans, net	$1,311,698		$1,321,813

Nonperforming Assets. Total nonperforming assets increased $4.7 million to $62.4 million at March 31, 2009 from $57.6 million at December 31, 2008. At March 31, 2009, total nonperforming assets consisted of $52.8 million in nonaccrual loans, $1.1 million of troubled debt restructurings, and $8.6 million in other real estate (“ORE”).  The increase consists primarily of $5.9 million in nonperforming assets from Texas partially offset by a $1.2 million decrease in nonperforming assets from California.  The majority of the increase in Texas is composed of a $3.9 million commercial land tract loan, a $7.4 million multi-loan commercial and residential relationship, and other loans totaling $3.1 million.  These increases in Texas were offset by charge-offs, sales of ORE and payments received on nonperforming loans totaling $8.5 million.  The $1.2 million decrease in nonperforming assets in California is comprised of $2.9 million in payments received on nonperforming loans and in charge-offs, which were partially offset by the addition of a $1.2 million hotel property, and other loans totaling $545,000.

On a linked-quarter basis, ORE increased by approximately $3.7 million compared with December 31, 2008. The increase was comprised of four loans in Texas, related to a single-family property, a restaurant, and two commercial land properties. Additionally, one $1.0 million property was transferred to ORE and sold during the quarter at a gain.

Net nonperforming assets at March 31, 2009 were $59.5 million compared to $55.8 million at December 31, 2008, an increase of $3.7 million or 6.6%. The ratios for net nonperforming assets to total loans and ORE at March 31, 2009 and December 31, 2008 were 4.43% and 4.13%, respectively. The ratios for net nonperforming assets to total assets were 3.67% and 3.53% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which totaled $2.9 million at March 31, 2009 compared to $1.8 million at December 31, 2008.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the SBA program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$52,753	$48,239
Accruing loans 90 days or more past due	–	103
Troubled debt restructurings	1,062	4,474
Other real estate (“ORE”)	8,561	4,825
Total nonperforming assets	62,376	57,641
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,883)	(1,843)
Total net nonperforming assets	$59,493	$55,798

Total nonperforming assets to total assets	3.85%	3.65%
Total nonperforming assets to total loans and ORE	4.64%	4.27%
Net nonperforming assets to total assets (1)	3.67%	3.53%
Net nonperforming assets to total loans and ORE (1)	4.43%	4.13%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of March 31, 2009	As of December 31, 2008
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$46,496	$35,640
Impaired loans with a SFAS No. 114 valuation reserve	7,319	17,073
Total recorded investment in impaired loans	$53,815	$52,713

Valuation allowance related to impaired loans	$2,149	$3,280

The average recorded investment in impaired loans during the three months ended March 31, 2009 and the year ended December 31, 2008 was $54.8 million and $17.5 million, respectively.  Interest income on impaired loans recognized for cash payments received during the three months ended March 31, 2009 and 2008 was $8,000 and $0, respectively.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2009 and 2008, the allowance for loan losses was $24.2 million and $14.6 million, respectively, or 1.81% and 1.17% of total loans, respectively.  At December 31, 2008, the allowance for loan losses was $24.2 million, or 1.80% of total loans. Net charge-offs for the three months ended March 31, 2009 and 2008 were $7.4 million and $121,000, respectively.  The first quarter 2009 charge-offs primarily consisted of $5.8 million in loans from Texas and $1.7 million in loans from California, partially offset by recoveries of $76,000.  The largest charge-off was a partial charge-off of approximately $6.0 million related to a medical real estate loan originated in Texas in which both banks have an interest.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
Average total loans outstanding for the period	$1,342,104		$1,215,736
Total loans outstanding at end of period	$1,335,856		$1,242,264

Allowance for loan losses at beginning of period	$24,235		$13,125
Provision for loan losses	7,287		1,584
Charge-offs:
Commercial and industrial	(6,630)		–
Real estate mortgage	(433)		(136)
Real estate construction	(339)		–
Consumer and other	(38)		–
Total charge-offs	(7,440)		(136)

Recoveries:
Commercial and industrial	74		5
Real estate mortgage	1		8
Real estate construction	–		–
Consumer and other	1		2
Total recoveries	76		15
Net (charge-offs) recoveries	(7,364)		(121)
Allowance for loan losses at end of period	24,158		14,588

Reserve for unfunded lending commitments at beginning of period	1,092		816
Provision for unfunded lending commitments	112		91
Reserve for unfunded lending commitments at end of period	1,204		907

Allowance for credit losses	$25,362		$15,495

Ratio of allowance for loan losses to end of period total loans	1.81%		1.17%
Ratio of net (charge-offs) recoveries to average total loans	(0.55	) %	(0.01	) %
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	44.89%		155.27%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	47.43%		210.57%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.
(2)	Net nonperforming loans are comprised of nonaccrual loans, loans over 90 days past due and troubled debt restructurings, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At March 31, 2009, the available for sale securities portfolio was $97.2 million, a decrease of $4.9 million or 4.8% compared with $102.1 million at December 31, 2008. The decrease was primarily due to principal payments on mortgage-backed securities and collateralized mortgage obligations, and the maturity of a municipal security. At March 31, 2009, the held to maturity portfolio was $1.1 million.  There were no held to maturity securities at December 31, 2008.  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, municipal securities and obligations of U.S. government sponsored enterprises. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include CDARS One-Way Sell investments (“CDARS”), Federal Reserve Bank (“FRB”) and FHLB stock, and the investment in subsidiary trust, were $23.5 million at March 31, 2009, a decrease of $5.7 million or 19.6% compared with $29.2 million at December 31, 2008. The decrease is primarily the result of maturities of CDARS.

Deposits. At March 31, 2009, total deposits were $1.38 billion, up $106.8 million or 8.4% compared with $1.27 billion at December 31, 2008, primarily due to growth in money market accounts and certificates of deposit. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2009 and December 31, 2008 was 15.4% and 16.1%, respectively. Interest-bearing deposits at March 31, 2009 were $1.2 billion, an increase of $98.3 million or 9.2% compared with $1.07 billion at December 31, 2008.

Junior Subordinated Debentures.  Junior subordinated debentures at March 31, 2009 and December 31, 2008 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings at March 31, 2009 were $29.4 million, a decrease of approximately $109.6 million or 78.8% compared to other borrowings of $139.0 million at December 31, 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth.  Other borrowings at March 31, 2009 primarily include a $4.0 million advance from the FHLB of San Francisco and $25.0 million in security repurchase agreements.  The advance from the FHLB of San Francisco has an overnight maturity, and bears a rate of 0.21%.  Since March 31, 2009, the advance from the FHLB has been renewed with similar terms.   The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.  In January 2009, all outstanding amounts of the $4.0 million subordinated debentures, including accrued interest were repaid.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the	As of and for the
	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	–	84
maximum month-end balance during the period	–	4,500

FHLB Notes and Advances:
at end of period	$4,000	$109,000
average during the period	37,428	112,118
maximum month-end balance during the period	55,000	133,000
Interest rate at end of period	0.21%	0.48%
Interest rate during the period	0.54	2.21

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.76	2.91

Subordinated debentures:
at end of period	$–	$4,000
average during the period	622	2,060
maximum month-end balance during the period	–	4,000
Interest rate at end of period	–%	6.50%
Interest rate during the period	7.17	5.05

Federal Reserve TT&L:
at end of period	$447	$1,046
average during the period	772	731
maximum month-end balance during the period	1,020	1,283

Liquidity. The Company’s loan to deposit ratio at March 31, 2009 and 2008 was 97.09% and  103.79%, respectively. As of March 31, 2009, the Company had commitments to fund loans in the amount of $216.2 million. At this same date, the Company had stand-by letters of credit of $13.1 million.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $435.5 million from the FHLBs, $33.6 million from the FRB discount window, and $20.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2009 was $162.6 million compared to $119.2 million at December 31, 2008, an increase of approximately $43.3 million. The increase was primarily the result of the $45.0 million preferred stock issuance, partially offset by the $2.0 million net loss for the quarter and the payment of dividends on the common stock and preferred stock.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of March 31, 2009 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At March 31, 2009
The Company
Leverage ratio	4.00	%(1)	N/A %	11.07%
Tier 1 risk-based capital ratio	4.00		N/A	11.83
Risk-based capital ratio	8.00		N/A	13.09
MetroBank
Leverage ratio	4.00	%(2)	5.00%	10.45%
Tier 1 risk-based capital ratio	4.00		6.00	11.22
Risk-based capital ratio	8.00		10.00	12.48
Metro United
Leverage ratio	4.00	%(3)	5.00%	10.95%
Tier 1 risk-based capital ratio	4.00		6.00	11.61
Risk-based capital ratio	8.00		10.00	12.86

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

Annual Evaluation

In determining the fair value of Metro United, the Company primarily uses a review of the valuation of recent guideline bank acquisitions as well as discounted cash flow analysis. The guideline bank transactions were selected from a similar geographic footprint as Metro United or having a similar market focus, based on publicly available information. Valuation multiples such as price-to-book, price-to-tangible book, price-to-deposits, and price-to-earnings from the guideline transactions are compared with Metro United’s operating results to derive its implied goodwill as of the valuation date. The Company also uses the discounted cash flow method to estimate the value of Metro United. The discounted cash flow method estimates the value of interest rate sensitive instruments by discounting the expected future cash flows using the current interest rates at which similar instruments with similar terms would be made. In addition, as a third method of determining fair value, quoted stock prices as of the valuation date for the Company and its peer guideline banks were used as a current comparative proxy. The values separately derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) are evaluated to assess whether goodwill was impaired. The results of these valuation techniques are equally weighted to derive the fair value of goodwill.

Additional Evaluation

As a result of the Company’s stock continuing to trade below book value during the first quarter of 2009, continued deterioration in the economy during the first quarter of 2009, and a net loss recorded by Metro United for the three months ended March 31, 2009, the Company performed an additional valuation of goodwill as of March 31, 2009. Due to a lack of guideline bank acquisitions in the first quarter of 2009, the Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the valuation multiples listed in the previous paragraph in a normalized market. The financial forecasts considered several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. For the period ending March 31, 2009, the Company used an average growth rate of 5% for the 5-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%.

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

The implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. The fair value of goodwill is determined by applying a weight of 50% to the implied fair value of Metro United and the remaining 50% is equally distributed among the valuation techniques mention above.  The fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of Metro United. The value of the implied goodwill is highly sensitive to the estimated fair value of Metro United’s net assets. The excess fair value of Metro United over the fair value of its net assets is the implied goodwill. The fair value of Metro United’s net assets is estimated using recent data observed in the market, including similar assets and liabilities.

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

Based on the fair value of Metro United’s assets and liabilities at March 31, 2009, the implied fair value of goodwill exceeded its carrying value. However, it is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an impairment of the goodwill. Subsequent to the first quarter of 2009, the Company’s stock has continuted to trade below book value which may require reassessment of goodwill in subsequent quarters of 2009.

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

Fair Value. The Company believes estimates of fair value is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. The extent to which fair value is used on a recurring basis was significantly expanded upon the adoption of SFAS No. 159 and SFAS No. 157 effective on January 1, 2008. An example of this recurring use of fair value includes available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include goodwill and intangible assets. Depending on the nature of the asset various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.  FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which applies SFAS 157 for non-financial assets and non-financial liabilities was adopted January 1, 2009.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy established by SFAS No. 157 would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. As required under SFAS No. 157, any use of significant, unobservable inputs would be described in Note 11, “Fair Value,” to the Consolidated Financial Statements.

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

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2009, in connection with the Company's participation in the CPP the Company issued and sold to the U.S. Treasury (i) 45,000 shares of its Series A Preferred Stock, with a liquidation value of $1,000 per share, and (ii) a Warrant to purchase up to 771,429 shares of the Company's common stock, at an exercise price of $8.75 per share, for an aggregate purchase price of $45.0 million in cash.  The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Warrant is exercisable immediately at anytime until January 16, 2019.  The number of shares of the Company's common stock underlying the Warrant and the exercise price are subject to adjustment for certain dilutive events.  Additionally, if, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of at least $45.0 million from one or more sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of the shares of common stock underlying the Warrant then held by the U.S. Treasury will be reduced by 50% to 385,714 shares.  Pursuant to the Securities Purchase Agreement, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of the Company's common stock issued upon exercise of the Warrant.

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

10.1
Letter Agreement, dated January 16, 2009, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.2
Form of Waiver, executed by each of Messrs. George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.3
Form of Executive Compensation Letter Agreement, executed by each of Messrs. George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2009).

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: May 8, 2009		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: May 8, 2009	By:	/s/ David C. Choi
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

10.1
Letter Agreement, dated January 16, 2009, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.2
Form of Waiver, executed by each of Messrs. George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

10.3
Form of Executive Compensation Letter Agreement, executed by each of Messrs. George M. Lee, David C. Choi, Mitchell W. Kitayama, David Tai and Terrance J. Tangen (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2009).

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