Form 10-Q
period 2009-06-30
METROCORP BANCSHARES INC
filed 2009-08-10
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25141
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of August 4, 2009, the number of outstanding shares of Common Stock was 10,926,315.

PART I
FINANCIAL INFORMATION

 Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$24,111	$26,383
Federal funds sold and other short-term investments	43,185	11,718
Total cash and cash equivalents	67,296	38,101
Securities available-for-sale, at fair value	121,855	102,104
Securities held-to-maturity (fair value $3,132 at June 30, 2009)	3,044	–
Other investments	17,545	29,220
Loans, net of allowance for loan losses of $24,266 and $24,235, respectively	1,297,212	1,321,813
Accrued interest receivable	5,770	5,946
Premises and equipment, net	6,596	7,368
Goodwill	21,827	21,827
Core deposit intangibles	417	506
Customers' liability on acceptances	4,492	8,012
Foreclosed assets, net	23,649	4,825
Other assets	42,867	40,516
Total assets	$1,612,570	$1,580,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$209,910	$204,107
Interest-bearing	1,163,529	1,065,046
Total deposits	1,373,439	1,269,153
Junior subordinated debentures	36,083	36,083
Other borrowings	27,574	139,046
Accrued interest payable	1,589	1,279
Acceptances outstanding	4,492	8,012
Other liabilities	6,633	7,506
Total liabilities	1,449,810	1,461,079
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at June 30, 2009 and none at December 31, 2008	44,647	–
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,926,315 and 10,885,081 shares outstanding at June 30, 2009 and December 31, 2008, respectively	10,995	10,995
Additional paid-in-capital	28,749	28,222
Retained earnings	79,892	82,311
Accumulated other comprehensive loss	(603)	(910)

Treasury stock, at cost, 68,650 and 109,884 shares at June 30, 2009 and December 31, 2008, respectively	(920)	(1,459)
Total shareholders' equity	162,760	119,159
Total liabilities and shareholders' equity	$1,612,570	$1,580,238

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$20,747	$23,020	$41,137	$46,420
Securities:
Taxable	999	1,276	2,083	2,648
Tax-exempt	77	64	125	137
Other investments	154	95	297	182
Federal funds sold and other short-term investments	77	146	121	283
Total interest income	22,054	24,601	43,763	49,670

Interest expense:
Time deposits	5,439	6,830	11,304	14,431
Demand and savings deposits	2,195	1,902	4,429	3,967
Junior subordinated debentures	520	520	1,040	1,040
Subordinated debentures and other borrowings	236	880	528	1,768
Total interest expense	8,390	10,132	17,301	21,206

Net interest income	13,664	14,469	26,462	28,464
Provision for loan losses	1,827	1,465	9,114	3,049
Net interest income after provision for loan losses	11,837	13,004	17,348	25,415

Noninterest income:
Service fees	1,086	1,206	2,175	2,449
Loan-related fees	161	183	293	364
Letters of credit commissions and fees	258	295	513	562
Gain on securities transactions, net	9	124	9	148
Gain on sale of loans	–	194	–	245
Other noninterest income	424	376	878	739
Total noninterest income	1,938	2,378	3,868	4,507

Noninterest expenses:
Salaries and employee benefits	5,243	5,931	10,631	12,417
Occupancy and equipment	2,000	1,982	3,992	3,941
Foreclosed assets, net	997	(389)	1,420	(332)
Impairment on securities	940	1,540	1,180	1,540
Less: Noncredit portion of other-than-temporary impairments (“OTTI”)	(881)	–	(881)	–
Net impairments on securities	59	1,540	299	1,540
FDIC assessment	1,413	98	1,685	183
Other noninterest expense	2,421	2,636	4,677	5,012
Total noninterest expenses	12,133	11,798	22,704	22,761

Income (loss) before provision for income taxes	1,642	3,584	(1,488)	7,161
Provision (benefit) for income taxes	490	1,316	(606)	2,658
Net income (loss)	$1,152	$2,268	$(882)	$4,503

Dividends – preferred stock	562	–	1,031	–
Net income (loss) available to common shareholders	$590	$2,268	$(1,913)	$4,503

Earnings (loss) per common share:
Basic	$0.05	$0.21	$(0.18)	$0.42
Diluted	$0.05	$0.21	$(0.18)	$0.41
Weighted average shares outstanding:
Basic	10,906	10,819	10,891	10,815
Diluted	10,912	10,899	10,894	10,900

Dividends per common share	$–	$0.04	$0.04	$0.08

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$1,152	$2,268	$(882)	$4,503

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investment securities, net:

Securities with OTTI charges during the period	(602)	(986)	(755)	(986)
Less: OTTI charges recognized in net income	(38)	(986)	(191)	(986)
Net unrealized losses on investment securities with OTTI	(564)	–	(564)	–

Unrealized holding (loss) gain arising during the period	37	(629)	877	(68)
Less: reclassification adjustment for gain included in net income	6	79	6	95
Net unrealized gains (losses) on investment securities	31	(708)	871	(163)

Other comprehensive income (loss)	(533)	(708)	307	(163)
Total comprehensive income (loss)	$619	$1,560	$(575)	$4,340

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated other	Treasury
	Shares	At par	Shares	At par	paid-in capital	Retained earnings	comprehensive income (loss)	stock, at cost	Total
Balance at December 31, 2008	–	$–	10,885	$10,995	$28,222	$82,311	$(910)	$(1,459)	$119,159
Issuance of preferred stock and warrant, at fair value	45	44,289	–	–	711	–	–	–	45,000
Re-issuance of treasury stock	–	–	42	–	(373)	–	–	542	169
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	304	–	–	–	304
Net loss	–	–	–	–	–	(882)	–	–	(882)
Amortization of preferred stock discount	–	71	–	–	–	(71)	–	–	–
Shortfall from restricted shares	–	–	–	–	(115)	–	–	–	(115)
Forfeiture of restricted shares	–	–	(1)	–	–	–	–	(3)	(3)
Other comprehensive income	–	–	–	–	–	–	307	–	307
Dividends – preferred stock	–	287	–	–	–	(1,031)	–	–	(744)
Dividends – common stock ($0.04 per share)	–	–	–	–	–	(435)	–	–	(435)
Balance at June 30, 2009	45	$44,647	10,926	$10,995	$28,749	$79,892	$(603)	$(920)	$162,760

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(882)	$4,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	989	1,062
Provision for loan losses	9,114	3,049
Impairment on securities	299	1,540
Gain on securities transactions, net	(9)	(148)
Loss (gain) on sale of foreclosed assets	328	(447)
Loss on sale of premises and equipment	(11)	9
Gain on sale of loans, net	–	(245)
Amortization of premiums and discounts on securities, net	(43)	29
Amortization of deferred loan fees and discounts	(1,049)	(1,269)
Amortization of core deposit intangibles	89	125
Stock-based compensation	186	553
Changes in:
Accrued interest receivable	176	408
Other assets	(2,543)	(2,364)
Accrued interest payable	310	(383)
Other liabilities	(439)	514
Net cash provided by operating activities	6,515	6,936

Cash flows from investing activities:
Purchases of securities available-for-sale	(36,401)	(14,996)
Purchases of securities held-to-maturity	(3,044)	–
Purchases of other investments	(1,066)	(2,972)
Proceeds from sales of securities available-for-sale	–	4,196
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	16,902	31,276
Proceeds from sales and maturities of other investments	12,741	653
Net change in loans	(10,025)	(111,024)
Proceeds from sale of foreclosed assets	7,409	1,921
Proceeds from sale of premises and equipment	11	7
Purchases of premises and equipment	(217)	(506)
Net cash used in investing activities	(13,690)	(91,445)

Cash flows from financing activities:
Net change in:
Deposits	104,286	51,658
Other borrowings	(111,472)	56,802
Proceeds from issuance of preferred stock with common stock warrant	45,000	–
Re-issuance of treasury stock	169	307
Cash dividends paid on preferred stock	(744)	–
Cash dividends paid on common stock	(869)	(865)
Net cash provided by financing activities	36,370	107,902

Net increase in cash and cash equivalents	29,195	23,393
Cash and cash equivalents at beginning of period	38,101	46,270
Cash and cash equivalents at end of period	$67,296	$69,663

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. Interim period results are not necessarily indicative of results for a full-year period. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, which is the date the financial statements included in this Quarterly Report on Form 10-Q were issued.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SECURITIES

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company adopted this guidance on April 1, 2009.  Under FSP FAS 115-2 and FAS 124-2, when an other-than-temporary-impairment (“OTTI”) of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTIs of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss). Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of accumulated other comprehensive income (loss). FSP FAS 115-2 and FAS 124-2 does not impact equity securities.  Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

For debt securities, the split between the amount of an OTTI recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

For equity securities, the Company evaluates whether unrealized losses on securities represent impairment that is other than temporary. If such impairment is identified, the carrying amount of the security is reduced with a charge to earnings. In making this evaluation, management first considers the reasons for the indicated impairment. These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality. The Company then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur. Finally, the Company determines its ability to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.

Prior to the adoption of FSP FAS 115-2 and FAS 124-2 the Company recorded an OTTI charge of $225,000 for mortgage-backed securities and $15,000 for asset-backed securities for the three months ended March 31, 2009.   The adoption of FSP FAS 115-2 and FAS 124-2 had no effect on previously recognized OTTI as of March 31, 2009.  During the second quarter of 2009, the Company recorded a $59,000 write down of investment securities through earnings for OTTI and the noncredit-related OTTI on securities of $881,000 was recognized through other comprehensive income, a component of equity.

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2009
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value

Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$43,268	$ ─	$(110)	$ ─	$43,158
Obligations of state and political subdivisions	3,112	30	(4)	─	3,138
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	65,122	1,155	(112)	─	66,165
Privately issued residential	4,883	─	(1,117)	(603)	3,163
Asset backed securities	505	─	─	(278)	227
Equity Securities
Investment in CRA funds	5,908	96	─	─	6,004
Total available-for-sale securities	$122,798	$1,281	$(1,343)	$(881)	$121,855

Securities held-to-maturity
Obligations of state and political subdivisions	$3,044	$114	$(26)	$ ─	$3,132
Total held-to-maturity securities	$3,044	$114	$(26)	$ ─	$3,132

Other investments
Investment in CDARS	$10,355	$ ─	$ ─	$ ─	$10,355
FHLB/Federal Reserve Bank stock	6,107	─	─	─	6,107
Investment in subsidiary trust	1,083	─	─	─	1,083
Total other investments	$17,545	$ ─	$ ─	$ ─	$17,545

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$14,908	$179	$ ─	$15,087
Obligations of state and political subdivisions	3,853	24	─	3,877
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	72,787	555	(956)	72,386
Privately issued residential	5,639	19	(1,299)	4,359
Asset backed securities	550	─	─	550
Equity Securities
Investment in CRA funds	5,809	36	─	5,845
Total available-for-sale securities	$103,546	$813	$(2,255)	$102,104

Securities held-to-maturity
Obligations of state and political subdivisions	$ ─	$ ─	$ ─	$ ─
Total held-to-maturity securities	$ ─	$ ─	$ ─	$ ─

Other investments
Investment in CDARS	$20,240	$ ─	$ ─	$20,240
FHLB/Federal Reserve Bank stock	7,897	─	─	7,897
Investment in subsidiary trust	1,083	─	─	1,083
Total other investments	$29,220	$ ─	$ ─	$29,220

The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify OTTIs in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); (3) the financial condition of and near-term prospects of the issuer, and (4) the Company’s intent not to sell and that it is not more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

The following table displays the gross unrealized losses and fair value of securities available-for-sale and held-to-maturity as of June 30, 2009 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$43,157	$(110)	$ ─	$ ─	$43,157	$(110)
Obligations of state and political subdivisions	380	(4)	─	─	380	(4)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	5,594	(71)	1,684	(41)	7,278	(112)
Privately issued residential	2,969	(1,720)	─	─	2,969	(1,720)
Asset backed securities	227	(278)	─	─	227	(278)
Total available-for-sale securities	$52,327	$(2,183)	$1,684	$(41)	$54,011	$(2,224)

Securities held-to-maturity
Debt securities
Obligations of state and political subdivisions	$974	$(26)	$ ─	$ ─	$974	$(26)
Total held-to-maturity securities	$974	$(26)	$ ─	$ ─	$974	$(26)

Other-Than-Temporary Impairments (OTTI)

During the six months ended June 30, 2009, OTTI charges of $1.2 million were recorded. The credit-related portion of these impairments was $299,000, which was included in noninterest expense. The noncredit portion of these impairments was $881,000 and was included in accumulated other comprehensive loss as of June 30, 2009.

For the six months ended June 30, 2009, credit-related losses of $274,000 and $25,000 on 26 non-agency residential mortgage-backed securities and four asset-backed securities, respectively, were recognized. The noncredit portion of these impairments of $602,000 on non-agency residential mortgage-backed securities and $278,000 on asset-backed securities was included in accumulated other comprehensive loss as of June 30, 2009. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”).  The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

The following table represents the impairment activity related to credit losses on debt securities.

	Three months ended June 30, 2009
	Impairment related to credit losses	Impairment related to other factors	Total impairment
	(Dollars in thousands)
Beginning balance, April 1, 2009	$661	$ ─	$661
Addition of OTTI that was not previously recognized	49	375	424
Reduction for securities sold during the period	─	─	─
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost	─	─	─
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	10	506	516
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	─	─	─
Recovery of non-credit effects previously recognized in OTTI	─	─	─
Ending balance, June 30, 2009	$720	$881	$1,601

	Six months ended June 30, 2009
	Impairment related to credit losses	Impairment related to other factors	Total impairment
	(Dollars in thousands)
Beginning balance, January 1, 2009	$421	$ ─	$421
Addition of OTTI that was not previously recognized	231	428	659
Reduction for securities sold during the period	─	─	─
Reduction for securities with OTTI recognized in earnings because the security might be sold before recovery of its amortized cost	─	─	─
Addition of OTTI that was previously recognized because the security might not be sold before recovery of its amortized cost basis	68	453	521
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	─	─	─
Recovery of non-credit effects previously recognized in OTTI	─	─	─
Ending balance, June 30, 2009	$720	$881	$1,601

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales of held-to-maturity securities.

	Six Months Ended June 30,
	2009	2008
Amortized cost	$—	$4,319
Proceeds	—	4,196
Gross realized gains	—	123
Gross realized losses	—	—

At June 30, 2009, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	30,999	30,729	—	—
Within six to ten years	2,316	2,277	—	—
After ten years	13,570	13,517	3,044	3,132
Mortgage-backed securities and collateralized mortgage obligations	70,005	69,328	—	—
Total debt securities	$116,890	$115,851	$3,044	$3,132

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.	ALLOWANCE FOR LOAN AND CREDIT LOSSES

Changes in the allowance for loan and credit losses are as follows:

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Allowance for loan losses at beginning of period	$24,158	$14,588	$24,235	$13,125
Provision for loan losses	1,827	1,465	9,114	3,049
Charge-offs	(2,148)	(623)	(9,588)	(759)
Recoveries	429	90	505	105
Allowance for loan losses at end of period	$24,266	$15,520	$24,266	$15,520

Reserve for unfunded lending commitments at beginning of period	1,204	907	1,092	816
Provision for unfunded lending commitments	274	10	386	101
Reserve for unfunded lending commitments at end of period	1,478	917	1,478	917

Allowance for credit losses	$25,744	$16,437	$25,744	$16,437

4.	GOODWILL

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

As a result of the decline in the market price of the Company's stock to a level below book value during the fourth quarter of 2008 and further decline in the first quarter of 2009, and a net loss recorded by Metro United for these same quarters, and other economic factors, the Company performed additional valuations of goodwill as of December 31, 2008 and March 31, 2009.

For periods prior to the second quarter of 2009, due to a lack of guideline bank acquisitions since the last annual test date, the Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the transaction multiples such as price-to-book, price-to-tangible book, price-to-deposits in a normalized market. For the period ending March 31, 2009, the Company used an average growth rate of 5% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. In the sensitivity analysis, an 8% discount rate indicated a fair value that was $15.6 million greater than carrying value, a 12.6% discount rate indicated that the fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $6.7 million less than carrying value. The Company also considered the fair value of Metro United in relationship to the Company's stock price and performed a reconciliation to market price. This reconciliation was performed by first using the Company's market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United. The derived fair value of Metro United was then compared to the carrying value of its equity. As the carrying value of its equity exceeded the fair value, an additional goodwill impairment evaluation was performed which involved calculating the implied fair value of Metro United’s goodwill.

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

During the second quarter of 2009, the Company performed an analysis that considered the Company’s stock price, loan values of Metro United, and other factors and determined that as of June 30, 2009, goodwill was not impaired.  The Company’s stock price increased during the second quarter of 2009 and closed above the average closing price for the first quarter of 2009.  The loan value of Metro United remained at the same level as the first quarter.

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

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three month ended June 30, 2009 and 2008, antidilutive stock options were 1,814,579 and 285,405, respectively.  For the six month ended June 30, 2009 and 2008, there were 1,815,657 and 285,342 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$590	$2,268	$(1,913)	$4,503

Weighted average common shares in basic EPS	10,906	10,819	10,891	10,815
Effect of dilutive securities	6	80	3	85
Weighted average common and potentially dilutive common shares used in diluted EPS	10,912	10,899	10,894	10,900

Earnings per common share:
Basic	$0.05	$0.21	$(0.18)	$0.42
Diluted	$0.05	$0.21	$(0.18)	$0.41

7.	LITIGATION

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2009 and December 31, 2008 is presented below:

	As of June 30, 2009	As of December 31, 2008
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$190,075	$247,731
Standby letters of credit	12,626	9,981
Commercial letters of credit	12,526	12,244
Operating leases	6,923	8,065
Total financial instruments with off-balance sheet risk	$222,150	$278,021

9.	OPERATING SEGMENT INFORMATION

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

The following is a summary of selected operating segment information as of and for the three and six months ended June 31, 2009 and 2008:

	For the three months ended June 30, 2009				For the three months ended June 30, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$16,478	$5,561	$15	$22,054	$18,187	$6,398	$16	$24,601
Total interest expense	5,584	2,286	520	8,390	6,644	2,966	522	10,132
Net interest income	10,894	3,275	(505)	13,664	11,543	3,432	(506)	14,469
Provision for loan losses	1,339	488	─	1,827	914	551	─	1,465
Net interest income after provision for loan losses	9,555	2,787	(505)	11,837	10,629	2,881	(506)	13,004
Noninterest income	2,175	105	(342)	1,938	2,567	149	(338)	2,378
Noninterest expenses	9,255	2,925	(47)	12,133	9,070	2,431	297	11,798
Income (loss) before income tax provision	2,475	(33)	(800)	1,642	4,126	599	(1,141)	3,584
Provision (benefit) for income taxes	731	(2)	(239)	490	1,469	199	(352)	1,316
Net income (loss)	$1,744	$(31)	$(561)	$1,152	$2,657	$400	$(789)	$2,268

	For the six months ended June 30, 2009				For the six months ended June 30, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$32,622	$11,110	$31	$43,763	$36,743	$12,894	$33	$49,670
Total interest expense	11,575	4,676	1,050	17,301	13,886	6,278	1,042	21,206
Net interest income	21,047	6,434	(1,019)	26,462	22,857	6,616	(1,009)	28,464
Provision for loan losses	6,527	2,587	─	9,114	1,604	1,445	─	3,049
Net interest income after provision for loan losses	14,520	3,847	(1,019)	17,348	21,253	5,171	(1,009)	25,415
Noninterest income	4,349	208	(689)	3,868	4,929	254	(676)	4,507
Noninterest expenses	17,384	5,247	73	22,704	17,068	5,158	535	22,761
Income (loss) before income tax provision	1,485	(1,192)	(1,781)	(1,488)	9,114	267	(2,220)	7,161
Provision (benefit) for income taxes	368	(458)	(516)	(606)	3,169	138	(649)	2,658
Net income (loss)	$1,117	$(734)	$(1,265)	$(882)	$5,945	$129	$(1,571)	$4,503

	As of June 30, 2009				As of June 30, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Net loans	$938,745	$358,467	$-	$1,297,212	$932,030	$364,015	$–	$1,296,045
Total assets	1,189,135	426,801	(3,366)	1,612,570	1,145,890	433,386	(798)	1,578,478
Deposits	1,025,526	356,281	(8,368)	1,373,439	922,798	323,519	(3,616)	1,242,701

10.	FAIR VALUE

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which applies SFAS 157 for non-financial assets and non-financial liabilities was adopted January 1, 2009.  In addition, FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 was adopted April 1, 2009.

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

Financial assets measured at fair value on a recurring basis are as follows:

Securities. Where quoted prices are available in an active market, securities are reported at fair value utilizing Level 1 inputs. Level 1 securities are comprised of bond funds. If quoted market prices are not available, the Company obtains fair values from an independent pricing service. The fair value measurements consider data that may include proprietary pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities are comprised of highly liquid government bonds, and collateralized mortgage and debt obligations. Market values provided by the pricing service are compared to prices from other sources for reasonableness. The Company has not adjusted the values from the pricing service.  See Note 2 Securities for additional discussion on valuation of securities.

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) at June 30, 2009 and December 31, 2008:

	Fair Value Measurements, using
	(Dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Securities available-for-sale at June 30, 2009
U.S. Treasury and other U.S. government corporations and agencies	$–	$43,158	$–	$43,158
Obligations of state and political subdivisions	–	3,138	–	3,138
Mortgage-backed securities and collateralized mortgage obligations			–
Government issued or guaranteed	–	66,165	–	66,165
Privately issued residential	–	3,163	–	3,163
Asset backed securities	–	227	–	227
Investment in CRA funds	6,004	–	–	6,004
Total available-for-sale securities June 30, 2009	$6,004	$115,851	$–	$121,855

Securities available-for-sale at December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies	$–	$15,087	$–	$15,087
Obligations of state and political subdivisions	–	3,877	–	3,877
Mortgage-backed securities and collateralized mortgage obligations			–
Government issued or guaranteed	–	72,386	–	72,386
Privately issued residential	–	4,359	–	4,359
Asset backed securities	–	550	–	550
Investment in CRA funds	5,845	–	–	5,845
Total available-for-sale securities December 31, 2008	$5,845	$96,259	$–	$102,104

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

Impaired Loans. Certain impaired loans with a valuation reserve subject to SFAS Statement No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) are measured for impairment using the practical expedient in SFAS No. 114, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent.  The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs.  As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value.  As of June 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2.6 million were reduced by specific valuation allowance allocations of $577,000 to a fair value of $2.0 million based on collateral valuations utilizing Level 2 valuation inputs.   Impaired loans with a carrying value of $793,000 were reduced by specific valuation allowance allocations of $555,000 to a fair value of $238,000 based on collateral valuations utilizing Level 3 valuation inputs.

On April 1, 2009, the Company adopted FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009		As of December 31, 2008
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$67,296	$67,296	$38,101	$38,101
Investment securities available-for-sale	121,855	121,855	102,104	102,104
Investment securities held-to-maturity	3,044	3,132	—	—
Other investments	17,545	17,545	29,220	29,220
Loans held-for-investment, net	1,297,212	1,201,218	1,321,813	1,212,619
Cash value of bank owned life insurance	27,792	27,792	27,090	27,090
Accrued interest receivable	5,770	5,770	5,946	5,946

Financial Liabilities
Deposits
Transaction accounts	695,797	695,797	597,877	597,876
Time deposits	677,642	680,295	671,276	677,416
Total deposits	1,373,439	1,376,092	1,269,153	1,275,292
Other borrowings	27,574	27,717	139,046	138,992
Junior subordinated debentures	36,083	38,520	36,083	38,623
Accrued interest payable	1,589	1,589	1,279	1,279

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	190,075	—	247,731	—
Standby letters of credit	12,626	—	9,981	—
Commercial letters of credit	12,526	—	12,244	—

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value.  The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, cash value of bank owned life insurance, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and/or negligible credit losses.

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

11.	SUBSEQUENT EVENTS

On August 10, 2009, MetroBank entered into a written agreement (the "Agreement") with the Office of the Comptroller of the Currency ("OCC").  The Agreement is based on the findings of the OCC during the most recent on-site examination of MetroBank and is primarily focused on matters related to MetroBank's asset quality.  The examination was dated March 16, 2009 and based on financial information as of and for the year ended December 31, 2008.

The requirements of the Agreement must be implemented within 30 to 90 days as specified in the Agreement.  At this time, management believes that all requirements of the Agreement will be met within the required time parameters.  As part of the Company's and MetroBank's active role in improving the asset quality and overall condition of the bank, MetroBank has previously developed and implemented various programs contemplated by the Agreement and taken many of the steps required by the Agreement.  During and since the completion of the examination, management of MetroBank has proactively made adjustments in policies and procedures in an effort to alleviate the effects of the credit challenge caused by the economic deterioration and market conditions generally and in its market areas.  Additionally, management and the Boards of Directors of the Company and MetroBank have aggressively taken steps to address the findings of the exam and are aggressively working to comply with the requirements of the Agreement.

Under the terms of the Agreement, MetroBank has agreed, to improve and enhance its internal procedures and programs on the following:

•	Loan portfolio management;

•	Construction loan underwriting standards;

•	Commercial real estate concentration risk management;

•	Timely and accurate identification of nonaccrual loans and other low graded loans by lending officers;

•	Eliminate the basis of criticism of criticized assets;

•	Ensure the maintenance of an adequate allowance for loan losses; and

•	Develop a profit plan to improve future earnings.

Pursuant to the Agreement, the Board of Directors of MetroBank is also required to appoint a Compliance Committee to monitor and coordinate MetroBank’s performance under the Agreement and to submit, on a quarterly basis, a report setting forth a description of the action needed to comply with the Agreement, the actions taken to comply and the results and status of such actions.  Additionally, MetroBank must obtain prior approval from the Assistant Deputy Comptroller of the OCC before it may accept, renew or roll over any brokered deposits.

12.	NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards

The FASB issued Statement No. 165, “Subsequent Events.” Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Statement No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. Statement No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009.  The new interim disclosures required by Statement No. 165 are included in the Company’s interim financial statements as of and for the six months ended June 30, 2009.

The FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” Statement No. 166 amends Statement No. 140,  “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”  to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. Statement No.  166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. Statement No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. Statement No. 166 is effective for the Company beginning January 1, 2010.   The adoption of Statement No. 166 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

The FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,”  to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Statement No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. Statement No. 167 is effective for the Company beginning January 1, 2010.   The Company is in the process of determining the impact of Statement No. 167 on the financial condition, results of operations, and cash flows of the Company.

The FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.”  Statement No. 168 replaces Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. Statement No. 168 is effective for the Company for periods ending after September 15, 2009.  The adoption of Statement No. 168 is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 became effective for interim and annual periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 was effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 was applied and considered during management’s other-than-temporary impairments analysis and conclusion.  See Note 2 Securities for disclosures required by this new guidance.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107, and FSP SFAS 107-1 and APB 28-1. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 became effective for interim and annual periods ending after June 15, 2009 and are included in the Company’s interim financial statements as of and for the six months ended June 30, 2009.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	the effect of compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with regulators;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system; and

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

Overview

The Company recorded net income of $1.2 million for the three months ended June 30, 2009, a decrease of $1.1 million compared with the same quarter in 2008. The Company’s diluted earnings per common share for the three months ended June 30, 2009 was $0.05, a decrease of $0.16 per diluted share compared with diluted earnings per common share of $0.21 for the same quarter in 2008. Diluted earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends were $562,000 or $0.05 per diluted share for the three months ended June 30, 2009. There were no preferred stock dividends for the three months ending June 30, 2008. The Company recorded a net loss of $882,000 for the six months ended June 30, 2009, a decrease of $5.4 million compared with the same period in 2008. The Company’s diluted loss per common share for the six months ended June 30, 2009 was $0.18, a decrease of $0.59 per diluted share compared with diluted earnings per common share of $0.41 for the same period in 2008.  Preferred stock dividends were $1.0 million or $0.09 per diluted share for the six months ended June 30, 2009. There were no preferred stock dividends for the six months ended June 30, 2008.

Total assets were $1.61 billion at June 30, 2009, an increase of $32.3 million or 2.0% from $1.58 billion at December 31, 2008. Available-for-sale investment securities at June 30, 2009 were $121.9 million, an increase of $19.8 million or 19.3% from $102.1 million at December 31, 2008. Net loans at June 30, 2009 were $1.30 billion, a decrease of $24.6 million or 1.9% from $1.32 billion at December 31, 2008. Total deposits at June 30, 2009 were $1.37 billion, an increase of $104.3 million or 8.2% from $1.27 billion at December 31, 2008. Other borrowings at June 30, 2009 were $27.6 million, a decrease of $111.4 million or 80.2% from $139.0 million at December 31, 2008. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2009 and 2008 was 0.28% and 0.59%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2009 and 2008 was 2.83% and 7.46%, respectively. The Company’s ROAA for the six months ended June 30, 2009 and 2008 was (0.11)% and 0.60%, respectively. The Company’s ROAE for the six months ended June 30, 2009 and 2008 was (1.10)% and 7.49%, respectively.   Shareholders’ equity at June 30, 2009 was $162.8 million compared to $119.2 million at December 31, 2008, an increase of $43.6 million or 36.6%.  Details of the changes in the various components of net income are further discussed below.

Recent Developments

On August 10, 2009, MetroBank entered into a written agreement (the "Agreement") with the Office of the Comptroller of the Currency ("OCC").  The Agreement is based on the findings of the OCC during the most recent on-site examination of MetroBank and is primarily focused on matters related to MetroBank's asset quality.  The examination was dated March 16, 2009 and based on financial information as of and for the year ended December 31, 2008.

The requirements of the Agreement must be implemented within 30 to 90 days as specified in the Agreement.  At this time, management believes that all requirements of the Agreement will be met within the required time parameters.  As part of the Company's and MetroBank's active role in improving the asset quality and overall condition of the bank, MetroBank has previously developed and implemented various programs contemplated by the Agreement and taken many of the steps required by the Agreement.  During and since the completion of the examination, management of MetroBank has proactively made adjustments in policies and procedures in an effort to alleviate the effects of the credit challenge caused by the economic deterioration and market conditions generally and in its market areas.  Additionally, management and the Boards of Directors of the Company and MetroBank have aggressively taken steps to address the findings of the exam and are aggressively working to comply with the requirements of the Agreement.

Under the terms of the Agreement, MetroBank has agreed, to improve and enhance its internal procedures and programs on the following:

•	Loan portfolio management;

•	Construction loan underwriting standards;

•	Commercial real estate concentration risk management;

•	Timely and accurate identification of nonaccrual loans and other low graded loans by lending officers;

•	Eliminate the basis of criticism of criticized assets;

•	Ensure the maintenance of an adequate allowance for loan losses; and

•	Develop a profit plan to improve future earnings.

Pursuant to the Agreement, the Board of Directors of MetroBank is also required to appoint a Compliance Committee to monitor and coordinate MetroBank’s performance under the Agreement and to submit, on a quarterly basis, a report setting forth a description of the action needed to comply with the Agreement, the actions taken to comply and the results and status of such actions.  Additionally, MetroBank must obtain prior approval from the Assistant Deputy Comptroller of the OCC before it may accept, renew or roll over any brokered deposits.

As noted above, the results of the examination were based on financial information as of December 31, 2008.  The examination and the actions required by the Agreement correspond to MetroBank's recent experience of an increase in criticized assets as the economy in its primary lending area has come under increasing downward pressure.  Management believes that the substantive actions called for by the Agreement should strengthen MetroBank and make it more efficient in the long-run.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2009, net interest income, before the provision for loan losses, was $13.7 million, a decrease of $805,000 or 5.6% compared with $14.5 million for the same period in 2008, primarily due to lower loan yields and an increase in nonperforming assets. Average interest-earning assets for the three months ended June 30, 2009 were $1.53 billion, an increase of $76.1 million or 5.2% compared with $1.46 billion for the same period in 2008, primarily due to growth in federal funds sold and other short-term investments and loan growth.  The weighted average yield on interest-earning assets for the second quarter of 2009 was 5.78%, a decrease of 102 basis points compared with 6.80% for the same quarter in 2008. Average interest-bearing liabilities for the three months ended June 30, 2009 were $1.24 billion, an increase of $55.7 million or 4.7% compared with $1.19 billion for the same period in 2008, primarily due to an increase in money market accounts and time deposits, partially offset by a decrease in other borrowings. The weighted average interest rate paid on interest-bearing liabilities for the second quarter 2009 was 2.71%, a decrease of 72 basis points compared with 3.43% for the same quarter in 2008.  Interest rate cuts by the Federal Reserve, which caused the prime rate to decrease from 5% to 3.25% during the last 12 months, resulted in a decrease in yields and costs for the three months ended June 30, 2009, compared with the same period in 2008.

For the six months ended June 30, 2009, net interest income, before the provision for loan losses, was $26.5 million, a decrease of $2.0 million or 7.0% compared with $28.5 million for the same period in 2008, primarily due to lower loan yields and an increase in nonperforming assets. Average interest-earning assets for the six months ended June 30, 2009 were $1.52 billion, an increase of $105.6 million or 7.5% compared with $1.42 billion for the same period in 2008, primarily due to loan growth. The weighted average yield on interest-earning assets for the six months ended June 30, 2009 was 5.80%, down 126 basis points compared with 7.06% for the same period in 2008.  Average interest-bearing liabilities for the six months ended June 30, 2009 were $1.23 billion, an increase of $73.4 million or 6.3% compared with $1.16 billion for the same period in 2008, primarily due to an increase in money market accounts and time deposits, partially offset by a decrease in other borrowings. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2009 was 2.83%, down 85 basis points compared with 3.68% for the same period in 2008.

The net interest margin for the three months ended June 30, 2009 was 3.58%, a decrease of 42 basis points compared with 4.00% for the same period in 2008. The decrease was primarily the result of a decline in the yield on earning assets of 102 basis points, partially offset by a decrease in the cost of earning assets of 60 basis points. The net interest margin for the six months ended June 30, 2009 was 3.51%, down 53 basis points compared with 4.04% for the same period in 2008.  For the six months ended June 30, 2009, the yield on average earning assets decreased 126 basis points, which was partially offset by a decrease in the cost of average earning assets of 73 basis points.  The decrease in yield on earning assets and the cost of earning assets for the three and six months ended June 30, 2009 was due primarily to interest rate cuts and an increase in nonperforming assets.

Total Interest Income. Total interest income for the three months ended June 30, 2009 was $22.1 million, a decrease of approximately $2.5 million or 10.4% compared with $24.6 million for the same period in 2008.  Total interest income for the six months ended June 30, 2009 was $43.8 million, a decrease of $5.9 million or 11.9% compared with $49.7 million for the same period in 2008. The decrease for the three and six months ended June 30, 2009 was primarily due to lower loan yields and an increase in nonperforming assets.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2009 was $20.7 million, a decrease of $2.3 million or 9.9% compared with $23.0 million for the same quarter in 2008. Average total loans for the three months ended June 30, 2009 were $1.32 billion compared to $1.29 billion for the same period in 2008, an increase of $27.6 million or 2.1%. For the second quarter of 2009, the average yield on loans was 6.31% compared to 7.17% for the same quarter in 2008, a decrease of 86 basis points. Interest income from loans for the six months ended June 30, 2009 was $41.1 million, a decrease of $5.3 million or 11.4% compared with $46.4 million for the same period in 2008. The decrease for the three and six months ended June 30, 2009 was the result of lower loan yields and an increase in nonperforming assets.   Average total loans for the six months ended June 30, 2009 were $1.33 billion compared with average total loans for the same period in 2008 of $1.25 billion, an increase of $76.9 million or 6.1%. For the six months ended June 30, 2009, the yield on average total loans was 6.23%, down 122 basis points compared with 7.45% for the same period in 2008.

Approximately $891.1 million or 67.3% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At June 30, 2009, the average yield on total loans was approximately 306 basis points above the prime rate primarily because of interest rate floors.   At June 30, 2009, approximately $725.5 million in loans or 54.8% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.39%.  At June 30, 2008, variable rate loans with interest rate floors carried a weighted average interest rate of 6.92% and comprised 49.3% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended June 30, 2009 was $1.3 million, a decrease of $274,000 or 17.3% compared to $1.6 million for the same period in 2008.  Average total investments for the three months ended June 30, 2009 were $212.2 million compared to average total investments for the same period in 2008 of $163.7 million, an increase of $48.5 million or 29.6%.  For the second quarter 2009, the average yield on total investments was 2.47% compared to 3.88% for the same quarter in 2008, a decrease of 141 basis points. Interest income from investments for the six months ended June 30, 2009 was $2.6 million, down $624,000 or 19.2% compared with $3.3 million for the same period in 2008. The decrease in interest income from investments for the three and six months ended June 30, 2009 was primarily the result of declining interest rates, in addition to the effect of paydowns, calls and maturities of securities.  Average total investments for the six months ended June 30, 2009 were $190.6 million compared with average total investments for the same quarter in 2008 of $161.9 million, an increase of $28.7 million or 17.7%.  The increase in average total investments for the three and six months ended June 30, 2009 was primarily the result of an increase in Federal funds sold, partially offset by a decrease in taxable securities. For the six months ended June 30, 2009, the average yield on investments was 2.78% compared with 4.04% for the same quarter in 2008, a decrease of 126 basis points.

Total Interest Expense. Total interest expense for the three months ended June 30, 2009 was $8.4 million, a decrease of $1.7 million or 17.2% compared to $10.1 million for the same period in 2008. Total interest expense for the six months ended June 30, 2009 was $17.3 million, down $3.9 million or 18.4% compared with $21.2 million for the same period in 2008. Interest expense decreased for both the three and six months ended June 30, 2009 primarily due to lower cost of funds and the effects of a decrease in other borrowings that was partially offset by an increase in interest-bearing deposits.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended June 30, 2009 was $7.6 million, a decrease of $1.1 million or 12.6% compared to $8.7 million for the same period in 2008. Average interest-bearing deposits for the three months ended June 30, 2009 were $1.18 billion compared to average interest-bearing deposits for the same period in 2008 of $1.00 billion, an increase of $177.5 million or 17.7%. The average interest rate paid on interest-bearing deposits for the second quarter of 2009 was 2.60% compared to 3.51% for the same quarter in 2008, a decrease of 91 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the six months ended June 30, 2009 was $15.7 million, down $2.7 million or 14.5% compared with $18.4 million for the same period in 2008.  Average interest-bearing deposits for the six months ended June 30, 2009 were $1.15 billion compared with average interest-bearing deposits for the same period in 2008 of $991.4 million, an increase of $159.2 million or 16.1%. The average interest rate incurred on interest-bearing deposits for the six months ended June 30, 2009 was 2.76% compared with 3.73% for the same period in 2008, a decrease of 97 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended June 30, 2009 and 2008 was $520,000. Interest expense on junior subordinated debentures for the six months ended June 30, 2009 and 2008 was $1.0 million. Average junior subordinated debentures for the three and six months ended June 30, 2009 and 2008 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three and six months ended June 30, 2009 and 2008 was 5.76%. The junior subordinated debentures accrue interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended June 30, 2009 was $236,000, a decrease of $644,000 compared to $880,000 for the same period in 2008. Interest expense on other borrowed funds for the six months ended June 30, 2009 was $528,000, down $1.2 million compared with $1.8 million for the same period in 2008.  Average borrowed funds, consisting primarily of security repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”), for the three months ended June 30, 2009 was $28.3 million a decrease of $121.8 million compared to $150.1 million for the same period in 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth and funds received from participation in the CPP.  The average interest rate paid on borrowed funds for the second quarter of 2009 was 3.34% compared to 2.36% for the same quarter in 2008.  The average interest rate increased as lower cost short-term FHLB borrowings were repaid and higher cost long-term borrowings remained outstanding.  Average borrowed funds for the six months ended June 30, 2009 was $46.0 million, a decrease of $85.9 million compared to $131.9 million for the same period in 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth and funds received from participation in the CPP.  The average interest rate paid on borrowed funds for the six months ended June 30, 2009 was 2.32% compared to 2.70% for the same period in 2008.

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

	For The Three Months Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,319,125	$20,747	6.31%	$1,291,494	$23,020	7.17%
Taxable securities	103,479	999	3.87	119,572	1,276	4.29
Tax-exempt securities	6,212	77	4.97	5,202	64	4.95
Other investments (2)	18,637	154	3.31	8,801	95	4.34
Federal funds sold and other short-term investments	83,899	77	0.37	30,155	146	1.95
Total interest-earning assets	1,531,352	22,054	5.78	1,455,224	24,601	6.80
Allowance for loan losses	(24,952)			(15,065)
Total interest-earning assets, net of allowance for loan losses	1,506,400			1,440,159
Noninterest-earning assets	121,803			109,378
Total assets	$1,628,203			$1,549,537

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,316	$69	0.51%	$58,892	$114	0.78%
Savings and money market accounts	417,875	2,126	2.04	281,310	1,788	2.56
Time deposits	707,147	5,439	3.09	661,655	6,830	4.15
Junior subordinated debentures	36,083	520	5.76	36,083	520	5.76
Other borrowings	28,343	236	3.34	150,136	880	2.36
Total interest-bearing liabilities	1,243,764	8,390	2.71	1,188,076	10,132	3.43
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	209,085			219,318
Other liabilities	12,138			19,935
Total liabilities	1,464,987			1,427,329
Shareholders' equity	163,216			122,208
Total liabilities and shareholders' equity	$1,628,203			$1,549,537

Net interest income		$13,664			$14,469
Net interest spread			3.07%			3.37%
Net interest margin			3.58%			4.00%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Six Months Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,330,551	$41,137	6.23%	$1,253,615	$46,420	7.45%
Taxable securities	100,490	2,083	4.18	124,048	2,648	4.29
Tax-exempt securities	5,101	125	4.94	5,569	137	4.95
Other investments (2)	21,524	297	2.78	8,181	182	4.47
Federal funds sold and other short-term investments	63,486	121	0.38	24,090	283	2.36
Total interest-earning assets	1,521,152	43,763	5.80	1,415,503	49,670	7.06
Allowance for loan losses	(24,325)			(14,499)
Total interest-earning assets, net of allowance for loan losses	1,496,827			1,401,004
Noninterest-earning assets	119,833			108,996
Total assets	$1,616,660			$1,510,000

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,801	$140	0.52%	$58,943	$257	0.88%
Savings and money market accounts	391,042	4,289	2.21	276,898	3,710	2.69
Time deposits	704,787	11,304	3.23	655,553	14,431	4.43
Junior subordinated debentures	36,083	1040	5.76	36,083	1,040	5.76
Other borrowings	45,985	528	2.32	131,867	1,768	2.70
Total interest-bearing liabilities	1,232,698	17,301	2.83	$1,159,344	21,206	3.68
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	207,860			209,567
Other liabilities	14,826			20,155
Total liabilities	1,455,384			1,389,066
Shareholders' equity	161,276			120,934
Total liabilities and shareholders' equity	$1,616,660			$1,510,000

Net interest income		$26,462			$28,464
Net interest spread			2.97%			3.38%
Net interest margin			3.51%			4.04%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs 2008			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$557	$(2,830)	$(2,273)	$2,712	$(7,995)	$(5,283)
Taxable securities	(169)	(108)	(277)	(509)	(56)	(565)
Tax-exempt securities	13	-	13	(12)	-	(12)
Other investments	107	(48)	59	296	(181)	115
Federal funds sold and other short-term investments	261	(330)	(69)	461	(623)	(162)
Total increase (decrease) in interest income	769	(3,316)	(2,547)	2,948	(8,855)	(5,907)

Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	(36)	(45)	(19)	(98)	(117)
Savings and money market accounts	875	(537)	338	1,515	(936)	579
Time deposits	490	(1,881)	(1,391)	1,041	(4,168)	(3,127)
Junior subordinated debentures	-	-	-	-	-	-
Other borrowings	(713)	69	(644)	(1,153)	(87)	(1,240)
Total increase (decrease) in interest expense	643	(2,385)	(1,742)	1,384	(5,289)	(3,905)

Increase (decrease) in net interest income	$126	$(931)	$(805)	$1,564	$(3,566)	$(2,002)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2009 was $1.8 million, an increase of $362,000, compared to $1.5 million for the same period in 2008. The increase was primarily due to an increase in nonperforming assets since June 30, 2008 and higher net charge-offs for the second quarter of 2009.   The provision for loan losses for the six months ended June 30, 2009 was $9.1 million, an increase of $6.1 million, compared with $3.0 million for the same period in 2008. The increase was primarily due to an increase in net charge-offs and nonperforming assets since June 30, 2008.  The allowance for loan losses as a percent of total loans was 1.84% at June 30, 2009 and 1.80% at December 31, 2008, and increased compared with 1.18% at June 30, 2008.

Noninterest Income.  Noninterest income for the three months ended June 30, 2009 was $1.9 million, down $440,000 or 18.5% compared with the same period in 2008.  Noninterest income for the six months ended June 30, 2009 was $3.9 million, down $639,000 or 14.2% compared with the same period in 2008. The decrease for the three and six months ended June 30, 2009 was primarily due to declines in gain on sale of loans, gain on securities transactions and service fees, partially offset by an increase in other noninterest income that was the result of rental income received on other real estate property and an increase in the cash value of bank owned life insurance.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2009 was $12.1 million, an increase of $335,000 or 2.8% compared with the same period in 2008. Noninterest expense for the six months ended June 30, 2009 was $22.7 million, a decrease of $57,000 or 0.25% compared with the same period in 2008.  For the three and six months ended June 30, 2009, decreases in salaries and employee benefit expenses further described below and other-than-temporary impairment (“OTTI”) charges were partially offset by increases in expenses related to foreclosed assets and the FDIC assessment further described below.

In the second quarter of 2009, a $59,000 write down of investment securities was recorded through earnings for OTTI, in accordance with the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009.  This new guidance requires that credit-related OTTI on securities be recognized through earnings while noncredit-related OTTI be recognized through equity.  Noncredit-related OTTI on securities of $881,000 was recognized through equity in the second quarter of 2009.

Salaries and employee benefits expense for the three months ended June 30, 2009 was $5.2 million, a decrease of $688,000 or 11.6% compared with $5.9 million for the same period in 2008.  Salaries and employee benefits expense for the six months ended June 30, 2009 was $10.6 million, a decrease of $1.8 million or 14.4% compared with $12.4 million for the same period in 2008. Salaries and employee benefits expense for the three and six months ended June 30, 2009 declined primarily due to streamlined operations and decreases in amount of bonus accrual, stock-based compensation expense, and employee health care benefit expenses. The number of full-time equivalent employees at June 30, 2009 was 297, a decrease of 9.2% compared with 327 at June 30, 2008.

Occupancy and equipment expense of $2.0 million for the three months ended June 30, 2009 was approximately the same compared with the second quarter of 2008. Occupancy and equipment expense for the six months ended June 30, 2008 was $4.0 million, an increase of $51,000 or 1.3% compared with $3.9 million for the same period in 2008.

The FDIC assessment was $1.4 million and $1.7 million for the three and six months ended June 30, 2009, an increase of $1.3 million and $1.5 million, respectively, compared with the same periods in 2008, primarily due to the one-time special FDIC assessment and the higher assessment rate effective in 2009. The FDIC assessed an emergency special assessment of 5 basis points on total assets less tier one capital as of June 30, 2009.  In addition, the FDIC assessment was higher because of utilization of remaining available credits during the first quarter of 2008, and participation in the FDIC’s Temporary Liquidity Guarantee Program.

Other noninterest expense for the three months ended June 30, 2009 was $2.4 million, a decrease of $215,000 compared with the same quarter in 2008. Other noninterest expense for the six months ended June 30, 2009 was $4.7 million, a decrease of $335,000 compared with the same period in 2008. The decline for both the three and six months ended June 30, 2009 was primarily due to decreases in travel expenses and legal fees, partially offset by an increase in the provision for unfunded commitments.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and impairment on securities, by net interest income plus noninterest income.  The efficiency ratio for the three months ended June 30, 2009 was 77.39%, an increase from 60.89% for the same quarter in 2008, and was primarily the result of decreased net interest income.  The Company’s efficiency ratio for the six months ended June 30, 2009 was 73.87%, compared with 64.36% for the same period in 2008.

Income Taxes. Income tax expense for the three months ended June 30, 2009 was $490,000, compared with $1.3 million for the same period in 2008. The Company’s effective tax rate was 29.8% and 36.7% for the three months ended June 30, 2009 and 2008, respectively. The decrease in the effective tax rate was due primarily to several factors including a change in the relationship of taxable income to tax exempt income, non-deductible expenses and certain state income taxes which are based principally on gross receipts rather than net income.  Income tax benefit for the six months ended June 30, 2009 was $606,000, compared with income tax expense of $2.7 million for the same period in 2008. The Company’s effective tax rate was 40.7% and 37.1% for the six months ended June 30, 2009 and 2008, respectively. The increase in the effective tax rate was due primarily to the change in the relationship of taxable income to tax exempt income, non-deductible expenses and certain state income taxes based principally on gross receipts rather than net income.

Financial Condition

Loan Portfolio. Total loans at June 30, 2009 were $1.32 billion, a decrease of $24.6 million or 1.8% compared with $1.35 billion at December 31, 2008. Compared to the loan level at December 31, 2008, commercial and industrial loans, real estate construction loans and consumer loans decreased $49.4 million, $14.9 million and $596,000, respectively, while real estate mortgage loans increased $39.9 million during the six months ended June 30, 2009. At June 30, 2009 and December 31, 2008, the ratio of total loans to total deposits was 96.22%, and 106.06%, respectively. Total loans represented 81.9% and 85.2% of total assets at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of June 30, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$418,170	31.58%	$467,546	34.65%
Real estate mortgage
Residential	19,348	1.46	12,399	0.92
Commercial	753,017	56.86	720,052	53.37
	772,365	58.32	732,451	54.29
Real estate construction
Residential	40,215	3.04	43,242	3.20
Commercial	89,297	6.74	101,125	7.50
	129,512	9.78	144,367	10.70
Consumer and other	4,268	0.32	4,864	0.36
Gross loans	1,324,315	100.00%	1,349,228	100.00%
Unearned discounts, interest and deferred fees	(2,837)		(3,180)
Total loans	1,321,478		1,346,048
Allowance for loan losses	(24,266)		(24,235)
Loans, net	$1,297,212		$1,321,813

Nonperforming Assets. Total nonperforming assets increased $45,000 to $57.7 million at June 30, 2009 from $57.6 million at December 31, 2008. At June 30, 2009, total nonperforming assets consisted of $32.6 million in nonaccrual loans, $422,000 in accruing loans 90 days or more past due, $1.1 million of troubled debt restructurings, and $23.6 million in other real estate (“ORE”).

The following table summarizes nonaccrual loans by type of loan at the dates indicated:

	As of June 30, 2009	As of December 31, 2008
	(Dollars in thousands)
Commercial and industrial loans	$2,632	$7,742
Commercial real estate mortgage	11,724	11,287
Residential real estate mortgage	189	—
Commercial real estate construction	957	12,105
Residential real estate construction	7,236	7,069
Commercial land	8,498	6,108
Residential land	1,288	3,897
Other	32	31
Total nonaccrual loans(1)	$32,556	$48,239

(1) 60.2% of nonaccrual loans are from Texas and 39.8% are from California at June 30, 2009;  80.8% of nonaccrual loans are from Texas and 19.2% are from California at December 31, 2008.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$32,556	$48,239
Accruing loans 90 days or more past due	422	103
Troubled debt restructurings	1,059	4,474
Other real estate (“ORE”)	23,649	4,825
Total nonperforming assets	57,686	57,641
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,120)	(1,843)
Total net nonperforming assets	$55,566	$55,798

Total nonperforming assets to total assets	3.58%	3.65%
Total nonperforming assets to total loans and ORE	4.29%	4.27%
Net nonperforming assets to total assets (1)	3.45%	3.53%
Net nonperforming assets to total loans and ORE (1)	4.13%	4.13%

(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Nonaccrual loans decreased by $15.6 million to $32.6 million compared with $48.2 million at December 31, 2008, mainly as a result of loans transferred to ORE and from loan charge-offs. ORE increased by approximately $18.8 million compared with December 31, 2008, to $23.6 million at June 30, 2009. ORE increased by approximately $15.1 million when compared with March 31, 2009, which included $16.6 million of new foreclosed properties, partially offset by $6.2 million of ORE sales in Texas, and a net increase of $4.6 million in California.

Net nonperforming assets at June 30, 2009 were $55.6 million compared to $55.8 million at December 31, 2008, a decrease of $232,000 or 0.4%. The ratios for net nonperforming assets to total loans and ORE at June 30, 2009 and December 31, 2008 were 4.13%. The ratios for net nonperforming assets to total assets were 3.45% and 3.53% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which totaled $2.1 million at June 30, 2009 compared to $1.8 million at December 31, 2008.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of June 30, 2009	As of December 31, 2008
	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$31,201	$35,640
Impaired loans with a SFAS No. 114 valuation reserve	2,414	17,073
Total recorded investment in impaired loans	$33,615	$52,713

Valuation allowance related to impaired loans	$1,072	$3,280

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

The average recorded investment in impaired loans during the six months ended June 30, 2009 and the year ended December 31, 2008 was $47.7 million and $17.5 million, respectively.  Interest income on impaired loans recognized for cash payments received during the three and six months ended June 30, 2009 and 2008 was immaterial.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2009 and 2008, the allowance for loan losses was $24.3 million and $15.5 million, respectively, or 1.84% and 1.18% of total loans, respectively.  At December 31, 2008, the allowance for loan losses was $24.2 million, or 1.80% of total loans. Net charge-offs for the three months ended June 30, 2009 and 2008 were $1.7 million and $533,000, respectively.  The second quarter 2009 charge-offs primarily consisted of $1.8 million in loans from Texas and $347,000 in loans from California, partially offset by recoveries of $430,000 from both banks.  Net charge-offs for the six months ended June 30, 2009 were $9.1 million compared with $654,000 for the same period in 2008. The net charge-offs for the six months ended June 30, 2009 consisted of $7.2 million from Texas and $1.9 million from California.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended June 30,
	2009		2008
	(Dollars in thousands)
Average total loans outstanding for the period	$1,319,125		$1,291,494
Total loans outstanding at end of period	$1,321,478		$1,311,565

Allowance for loan losses at beginning of period	$24,158		$14,588
Provision for loan losses	1,827		1,465
Charge-offs:
Commercial and industrial	(1,592)		(370)
Real estate mortgage	(175)		(1)
Real estate construction	(347)		(210)
Consumer and other	(34)		(42)
Total charge-offs	(2,148)		(623)

Recoveries:
Commercial and industrial	340		88
Real estate mortgage	–		–
Real estate construction	88		–
Consumer and other	1		2
Total recoveries	429		90
Net (charge-offs) recoveries	(1,719)		(533)

Allowance for loan losses at end of period	24,266		15,520

Reserve for unfunded lending commitments at beginning of period	1,204		907
Provision for unfunded lending commitments	274		10
Reserve for unfunded lending commitments at end of period	1,478		917

Allowance for credit losses at end of period	$25,744		$16,437

Ratio of net (charge-offs) recoveries to end of period total loans	(0.13	) %	(0.04	) %

	As of and for the Six Months Ended June 30,
	2009		2008
	(Dollars in thousands)
Average total loans outstanding for the period	$1,330,551		$1,253,615
Total loans outstanding at end of period	$1,321,478		$1,311,565

Allowance for loan losses at beginning of period	$24,235		$13,125
Provision for loan losses	9,114		3,049
Charge-offs:
Commercial and industrial	(8,222)		(417)
Real estate mortgage	(608)		(90)
Real estate construction	(686)		(210)
Consumer and other	(72)		(42)
Total charge-offs	(9,588)		(759)

Recoveries:
Commercial and industrial	414		101
Real estate mortgage	1		–
Real estate construction	88		–
Consumer and other	2		4
Total recoveries	505		105
Net (charge-offs) recoveries	(9,083)		(654)

Allowance for loan losses at end of period	24,266		15,520

Reserve for unfunded lending commitments at beginning of period	1,092		816
Provision for unfunded lending commitments	386		101
Reserve for unfunded lending commitments at end of period	1,478		917

Allowance for credit losses at end of period	$25,744		$16,437

Ratio of allowance for loan losses to end of period total loans	1.84%		1.18%
Ratio of net (charge-offs) recoveries to end of period total loans	(0.69	) %	(0.05	) %
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	71.29%		182.65%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	76.03%		248.64%

(1)	Total nonperforming loans are nonaccrual loans, loans over 90 days past due and troubled debt restructurings.
(2)	Net nonperforming loans are comprised of nonaccrual loans, loans over 90 days past due and troubled debt restructurings, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At June 30, 2009, the available-for-sale securities portfolio was $121.9 million, an increase of $19.8 million or 19.3% compared with $102.1 million at December 31, 2008. The increase was primarily due to additional investments in U.S. Treasury and other U.S. government corporations and agencies offset by principal payments on mortgage-backed securities and collateralized mortgage obligations. At June 30, 2009, the held-to-maturity portfolio was $3.0 million.  There were no held-to-maturity securities at December 31, 2008.  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, municipal securities and obligations of U.S. Treasury and other U.S. government corporations and agencies. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include CDARS One-Way Sell investments (“CDARS”), Federal Reserve Bank (“FRB”) and FHLB stock, and the investment in subsidiary trust, were $17.5 million at June 30, 2009, a decrease of $11.7 million or 40.0% compared with $29.2 million at December 31, 2008. The decrease is primarily the result of maturities of CDARS.

Deposits. At June 30, 2009, total deposits were $1.37 billion, up $104.3 million or 8.2% compared with $1.27 billion at December 31, 2008, primarily due to growth in money market accounts and savings accounts from a deposit campaign which ended in the second quarter of 2009. The Company’s ratio of noninterest-bearing demand deposits to total deposits at June 30, 2009 and December 31, 2008 was 15.3% and 16.1%, respectively. Interest-bearing deposits at June 30, 2009 were $1.16 billion, an increase of $98.5 million or 9.2% compared with $1.07 billion at December 31, 2008.

Junior Subordinated Debentures.  Junior subordinated debentures at June 30, 2009 and December 31, 2008 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.

Other Borrowings. Other borrowings at June 30, 2009 were $27.6 million, a decrease of $111.4 million or 80.2% compared to other borrowings of $139.0 million at December 31, 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth and funds from the CPP.  Other borrowings at June 30, 2009 primarily include a $2.0 million advance from the FHLB of San Francisco and $25.0 million in security repurchase agreements.  The advance from the FHLB of San Francisco has an overnight maturity, and bears a rate of 0.11%.  Since June 30, 2009, the advance from the FHLB has been renewed with similar terms.   The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.  In January 2009, all outstanding amounts of the $4.0 million subordinated debentures, including accrued interest were repaid.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	–	84
maximum month-end balance during the period	–	4,500

FHLB Notes and Advances:
at end of period	$2,000	$109,000
average during the period	19,948	112,118
maximum month-end balance during the period	55,000	133,000
Interest rate at end of period	0.11%	0.48%
Interest rate during the period	0.54	2.21

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	2.91

Subordinated debentures:
at end of period	$–	$4,000
average during the period	309	2,060
maximum month-end balance during the period	–	4,000
Interest rate at end of period	–%	6.50%
Interest rate during the period	7.18	5.05

Federal Reserve TT&L:
at end of period	$574	$1,046
average during the period	728	731
maximum month-end balance during the period	1,020	1,283

Liquidity. The Company’s loan to deposit ratio at June 30, 2009 and 2008 was 96.22% and 105.54%, respectively. As of June 30, 2009, the Company had commitments to fund loans in the amount of $190.1 million. At this same date, the Company had stand-by letters of credit of $12.6 million.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $467.4 million from the FHLBs, $35.7 million from the FRB discount window, and $10.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2009 was $162.8 million compared to $119.2 million at December 31, 2008, an increase of $43.6 million. The increase was primarily the result of the $45.0 million preferred stock issuance, partially offset by the $882,000 net loss for the six months ended June 30, 2009 and the payment of common stock and preferred stock dividends.  In April 2009, the Company suspended regular cash dividends on its common stock for an indefinite period of time.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2009 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2009
The Company
Leverage ratio	4.00%(1)	N/A %	10.96%
Tier 1 risk-based capital ratio	4.00	N/A	12.30
Risk-based capital ratio	8.00	N/A	13.56
MetroBank
Leverage ratio	4.00%(2)	5.00%	10.55%
Tier 1 risk-based capital ratio	4.00	6.00	12.13
Risk-based capital ratio	8.00	10.00	13.39
Metro United
Leverage ratio	4.00%(3)	5.00%	11.10%
Tier 1 risk-based capital ratio	4.00	6.00	11.69
Risk-based capital ratio	8.00	10.00	12.95

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

For periods prior to the second quarter of 2009, due to a lack of guideline bank acquisitions, the Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the valuation multiples listed in the previous paragraph in a normalized market. The financial forecasts considered several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. For the period ending March 31, 2009, the Company used an average growth rate of 5% for the 5-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%.

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

During the second quarter of 2009, the Company performed an analysis that considered the Company’s stock price, loan values of Metro United, and other factors and determined that as of June 30, 2009, goodwill was not impaired.  The Company’s stock price recovered during the second quarter of 2009 and closed above the average closing price for the first quarter of 2009.  The loan value of Metro United remained at the same level as the first quarter.  Subsequent to the second quarter of 2009, should the Company’s stock continue to trade below book value a reassessment of goodwill may be required.

Impairment of investment securities.  Investments classified as available-for-sale are carried at fair value and the impact of changes in fair value are recorded on the consolidated balance sheet as an unrealized gain or loss in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Securities classified as available-for-sale or held-to-maturity are subject to review to identify when a decline in value is other-than-temporary. Factors considered in determining whether a decline in value is other-than-temporary include: the extent and the duration of the decline; the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); the financial condition of and near-term prospects of the issuer, and the Company’s intent not to sell and that it is not more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

For debt securities, determining credit-related impairment is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.  See Note 2 Securities for additional discussion on other-than-temporary impairment.

Stock-based compensation. The Company believes stock-based compensation is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the consolidated statements of income.

Fair Value. The Company believes estimates of fair value is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. The extent to which fair value is used on a recurring basis was significantly expanded upon the adoption of SFAS No. 159 and SFAS No. 157 effective on January 1, 2008. An example of this recurring use of fair value includes available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include goodwill and intangible assets. Depending on the nature of the asset various valuation techniques and assumptions are used when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.  FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which applies SFAS 157 for non-financial assets and non-financial liabilities was adopted January 1, 2009.

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

Except for the addition of the risk factor described below, there have been no material changes in the risk factors previously described under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

MetroBank's failure to comply with the provisions of its formal agreement with the OCC could subject it to further enforcement action and restrictions.

MetroBank is subject to a formal agreement with the OCC entered into on August 10, 2009.  The agreement is based on the results of an annual examination by the OCC on financial information as of and for the year ended December 31, 2008.  The agreement is primarily related to matters concerning MetroBank's asset quality and provides for, among other things, the review, revision and adherence to its existing programs related to asset quality.  The requirements of the agreement must be implemented within 30 to 90 days as specified in the agreement.  At this time, management believes that all requirements of the agreement will be met within the required time parameters.  However, failure to comply with the provisions of the agreement could result in more severe enforcement actions and further restrictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2009 Annual Meeting of Shareholders was held on May 8, 2009. At the meeting, the shareholders considered and acted upon the proposals listed below:

1. May Chu, John Lee and Don Wang were each elected as a Class II director and Robert W. Hsueh was elected as a Class III director.  The three Class II directors were elected to serve until the Company’s 2012 annual meeting of shareholders, and the one Class III director was elected to serve until the Company’s 2010 annual meeting of shareholders, and each until their successors are duly elected and qualify.  The shares voted for or withheld with respect to each director were as follows:

Director	For	Withheld
Class II
May Chu	8,940,342	586,165
John Lee	8,347,916	1,178,591
Don Wang	8,936,792	589,715

Class III
Robert W. Hsueh	8,940,692	585,815

The following Class I and Class III directors continued in office after the 2009 Annual Meeting of Shareholders:  Helen Chen, Shirley Clayton, George M. Lee, David Tai, Krishnan Balasubramanian, Charles Roff, David Tai and Joe Ting.

2. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2009. A total of 9,471,225 shares were voted in favor of the proposal, 100 shares were voted against the proposal and 55,183 shares abstained from voting on the proposal.

3. The shareholders approved the amendment to the MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 350,000 to 650,000 shares.  A total of 7,214,409 shares were voted in favor of the amendment, 315,104 shares were voted  against the amendment and 10,775 shares abstained from voting on the amendment.

4. The shareholders approved the advisory (non-binding) resolution approving the compensation of the Company’s named executive officers.  A total of 8,046,848 shares were voted in favor of the resolution, 1,412,725 shares were voted against the resolution and 66,929 shares abstained from voting on the resolution.

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

10.1*	Agreement dated August 10, 2009 by and between MetroBank, National Association, Houston, Texas and The Comptroller of the Currency.

11	Computation of Earnings Per Common Share, included as Note (6) to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: August 10, 2009		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: August 10, 2009	By:	/s/ David C. Choi
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

10.1*	Agreement dated August 10, 2009 by and between MetroBank, National Association, Houston, Texas and The Comptroller of the Currency.

11	Computation of Earnings Per Common Share, included as Note (6) to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Furnished herewith.