Form 10-Q
period 2009-09-30
METROCORP BANCSHARES INC
filed 2009-11-06
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 3, 2009, the number of outstanding shares of Common Stock was 10,926,315.

PART I
FINANCIAL INFORMATION

 Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$41,178	$26,383
Federal funds sold and other short-term investments	79,536	11,718
Total cash and cash equivalents	120,714	38,101
Securities available-for-sale, at fair value	90,225	102,104
Securities held-to-maturity (fair value $4,423 at September 30, 2009)	4,044	–
Other investments	25,351	29,220
Loans, net of allowance for loan losses of $25,603 and $24,235, respectively	1,285,935	1,321,813
Accrued interest receivable	4,952	5,946
Premises and equipment, net	6,235	7,368
Goodwill	21,827	21,827
Core deposit intangibles	373	506
Customers' liability on acceptances	3,219	8,012
Foreclosed assets, net	23,012	4,825
Other assets	43,845	40,516
Total assets	$1,629,732	$1,580,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$211,189	$204,107
Interest-bearing	1,180,637	1,065,046
Total deposits	1,391,826	1,269,153
Junior subordinated debentures	36,083	36,083
Other borrowings	25,118	139,046
Accrued interest payable	1,072	1,279
Acceptances outstanding	3,219	8,012
Other liabilities	8,647	7,506
Total liabilities	1,465,965	1,461,079
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at September 30, 2009 and none at December 31, 2008	44,683	–
Common stock, $1.00 par value, 50,000,000 shares authorized; 10,994,965 shares issued and 10,926,315 and 10,885,081 shares outstanding at September 30, 2009 and December 31, 2008, respectively	10,995	10,995
Additional paid-in-capital	28,837	28,222
Retained earnings	80,431	82,311
Accumulated other comprehensive loss	(259)	(910)
Treasury stock, at cost, 68,650 and 109,884 shares at September 30, 2009 and December 31, 2008, respectively	(920)	(1,459)
Total shareholders' equity	163,767	119,159
Total liabilities and shareholders' equity	$1,629,732	$1,580,238

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$20,654	$22,295	$61,791	$68,715
Securities:
Taxable	965	1,207	3,048	3,855
Tax-exempt	85	47	210	184
Other investments	89	235	386	417
Federal funds sold and other short-term investments	29	110	150	393
Total interest income	21,822	23,894	65,585	73,564

Interest expense:
Time deposits	4,687	6,240	15,991	20,671
Demand and savings deposits	1,761	2,341	6,190	6,308
Junior subordinated debentures	519	519	1,559	1,559
Subordinated debentures and other borrowings	240	974	768	2,742
Total interest expense	7,207	10,074	24,508	31,280

Net interest income	14,615	13,820	41,077	42,284
Provision for loan losses	3,596	1,754	12,710	4,803
Net interest income after provision for loan losses	11,019	12,066	28,367	37,481

Noninterest income:
Service fees	1,134	1,241	3,309	3,690
Loan-related fees	136	174	429	538
Letters of credit commissions and fees	256	264	769	826
Gain (loss) on securities transactions, net	335	(57)	344	91
Gain on sale of loans	–	43	–	288
Other noninterest income	442	367	1,320	1,106
Total noninterest income	2,303	2,032	6,171	6,539

Noninterest expenses:
Salaries and employee benefits	4,864	6,236	15,495	18,653
Occupancy and equipment	2,014	2,091	6,006	6,032
Foreclosed assets, net	1,320	120	2,740	(212)
Total other-than-temporary impairments (“OTTI”) on securities	791	119	1,971	1,659
Less: Noncredit portion of “OTTI”	(453)	–	(1,334)	–
Net impairments on securities	338	119	637	1,659
FDIC assessment	1,027	192	2,712	375
Other noninterest expense	2,061	1,959	6,738	6,971
Total noninterest expenses	11,624	10,717	34,328	33,478

Income before provision for income taxes	1,698	3,381	210	10,542
Provision (benefit) for income taxes	560	1,305	(46)	3,963
Net income	$1,138	$2,076	$256	$6,579

Dividends – preferred stock	563	–	1,594	–
Net income (loss) available to common shareholders	$575	$2,076	$(1,338)	$6,579

Earnings (loss) per common share:
Basic	$0.05	$0.19	$(0.12)	$0.61
Diluted	$0.05	$0.19	$(0.12)	$0.60
Weighted average shares outstanding:
Basic	10,915	10,842	10,899	10,824
Diluted	10,923	10,911	10,900	10,899

Dividends per common share	$–	$0.04	$0.04	$0.12

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$1,138	$2,076	$256	$6,579

Other comprehensive (loss) income, net of taxes:

Change in accumulated loss on effective cash flow hedging derivatives	(168)	–	(168)	–

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(507)	(119)	(1,262)	(1,659)
Less: OTTI charges recognized in net income	(217)	(119)	(408)	(1,659)
Net unrealized losses on investment securities with OTTI	(290)	–	(854)	–

Unrealized holding (loss) gain arising during the period	1,016	(520)	1,893	(589)
Less: reclassification adjustment for (loss) gain included in net income	214	(36)	220	58
Net unrealized gains (losses) on investment securities	802	(484)	1,673	(531)
Other comprehensive income (loss)	344	(484)	651	(531)
Total comprehensive income loss	$1,482	$1,592	$907	$5,932

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated other	Treasury
	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	comprehensive income (loss)	stock, at cost	Total
Balance at December 31, 2008	–	$–	10,885	$10,995	$28,222	$82,311	$(910)	$(1,459)	$119,159
Issuance of preferred stock and warrant, at fair value	45	44,289	–	–	711	–	–	–	45,000
Re-issuance of treasury stock	–	–	42	–	(373)	–	–	542	169
Stock-based compensation expense recognized in earnings	–	–	–	–	277	–	–	–	277
Net income	–	–	–	–	–	256	–	–	256
Amortization of preferred stock discount	–	107	–	–	–	(107)	–	–	–
Forfeiture of restricted shares	–	–	(1)	–	–	–	–	(3)	(3)
Other comprehensive income	–	–	–	–	–	–	651	–	651
Dividends – preferred stock	–	287	–	–	–	(1,594)	–	–	(1,307)
Dividends – common stock ($0.04 per share)	–	–	–	–	–	(435)	–	–	(435)
Balance at September 30, 2009	45	$44,683	10,926	$10,995	$28,837	$80,431	$(259)	$(920)	$163,767

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$256	$6,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,455	1,605
Provision for loan losses	12,710	4,803
Impairment on securities	637	1,659
Gain on securities transactions, net	(344)	(91)
Loss (gain) on sale of foreclosed assets	1,029	(447)
(Gain) loss on sale of premises and equipment	(20)	10
Gain on sale of loans, net	–	288
Amortization of premiums and discounts on securities, net	(8)	2
Amortization of deferred loan fees and discounts	(1,563)	(1,785)
Amortization of core deposit intangibles	133	188
Stock-based compensation	277	820
Changes in:
Accrued interest receivable	994	738
Other assets	(3,813)	(2,319)
Accrued interest payable	(207)	(372)
Other liabilities	1,408	387
Net cash provided by operating activities	12,944	12,065

Cash flows from investing activities:
Purchases of securities available-for-sale	(46,171)	(48,858)
Purchases of securities held-to-maturity	(4,044)	–
Purchases of other investments	(19,207)	–
Proceeds from sales of securities available-for-sale	31,848	4,849
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	23,077	50,908
Proceeds from sales and maturities of other investments	27,215	–
Net change in loans	(2,982)	(143,759)
Proceeds from sale of foreclosed assets	8,497	1,921
Proceeds from sale of premises and equipment	22	8
Purchases of premises and equipment	(324)	(669)
Net cash provided by (used in) investing activities	17,931	(135,600)

Cash flows from financing activities:
Net change in:
Deposits	122,673	74,195
Other borrowings	(113,928)	54,391
Proceeds from issuance of preferred stock with common stock warrant	45,000	228
Re-issuance of treasury stock	169	404
Cash dividends paid on preferred stock	(1,307)	–
Cash dividends paid on common stock	(869)	(1,298)
Net cash provided by financing activities	51,738	127,920

Net increase in cash and cash equivalents	82,613	4,385
Cash and cash equivalents at beginning of period	38,101	46,270
Cash and cash equivalents at end of period	$120,714	$50,655

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest.  As defined in applicable accounting guidance, variable interest entities, (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Company’s wholly owned subsidiary, MCBI Statutory Trust I, is a VIE for which the Company is not the primary beneficiary.  Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. Interim period results are not necessarily indicative of results for a full-year period. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, which is the date the financial statements included in this Quarterly Report on Form 10-Q were issued.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SECURITIES

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a change in accounting guidance involving the recognition and presentation of other-than-temporary impairments. The Company adopted this guidance on April 1, 2009.  Under the new guidance Accounting Standards Codification (“ASC”) Topic 320-10, when an other-than-temporary-impairment (“OTTI”) of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTIs of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss) (“OCI”). Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of accumulated other comprehensive income (loss) (“AOCI”).  Prior to the adoption of the new guidance, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

For debt securities, the split between the amount of an OTTI recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates are determined based on prepayment assumptions, default rates and loss severity rates derived from widely accepted third-party data sources. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

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

Prior to the adoption of the new guidance, the Company recorded an OTTI charge of $225,000 for mortgage-backed securities and $15,000 for asset-backed securities for the three months ended March 31, 2009.   The adoption of the new guidance had no effect on previously recognized OTTI as of March 31, 2009.

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2009
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$23,060	$123	$(1)	$ ─	$23,182
Obligations of state and political subdivisions	5,224	136	(6)	─	5,354
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	51,337	1,081	(16)	─	52,402
Privately issued residential	4,309	─	(314)	(1,057)	2,938
Asset backed securities	481	─	─	(277)	204
Equity Securities
Investment in CRA funds	5,956	189	─	─	6,145
Total available-for-sale securities	$90,367	$1,529	$(337)	$(1,334)	$90,225

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$379	$ ─	$ ─	$4,423
Total held-to-maturity securities	$4,044	$379	$ ─	$ ─	$4,423

Other investments
Investment in CDARS	$18,020	$ ─	$ ─	$ ─	$18,020
FHLB/Federal Reserve Bank stock	6,248	─	─	─	6,248
Investment in subsidiary trust	1,083	─	─	─	1,083
Total other investments	$25,351	$ ─	$ ─	$ ─	$25,351

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$14,908	$179	$ ─	$15,087
Obligations of state and political subdivisions	3,853	24	─	3,877
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	72,787	555	(956)	72,386
Privately issued residential	5,639	19	(1,299)	4,359
Asset backed securities	550	─	─	550
Equity Securities
Investment in CRA funds	5,809	36	─	5,845
Total available-for-sale securities	$103,546	$813	$(2,255)	$102,104

Securities held-to-maturity
Obligations of state and political subdivisions	$ ─	$ ─	$ ─	$ ─
Total held-to-maturity securities	$ ─	$ ─	$ ─	$ ─

Other investments
Investment in CDARS	$20,240	$ ─	$ ─	$20,240
FHLB/Federal Reserve Bank stock	7,897	─	─	7,897
Investment in subsidiary trust	1,083	─	─	1,083
Total other investments	$29,220	$ ─	$ ─	$29,220

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

The following table displays the gross unrealized losses and fair value of securities available-for-sale and held-to-maturity as of September 30, 2009 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$4,949	$(1)	$ ─	$ ─	$4,949	$(1)
Obligations of state and political subdivisions	862	(6)	─	─	862	(6)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	1,174	(6)	1,382	(10)	2,556	(16)
Privately issued residential	610	(307)	2,312	(1,064)	2,922	(1,371)
Asset backed securities	204	(277)	─	─	204	(277)
Total available-for-sale securities	$7,799	$(597)	$3,694	$(1,074)	$11,493	$(1,671)

Securities held-to-maturity
Debt securities
Obligations of state and political subdivisions	$ ─	$ ─	$ ─	$ ─	$ ─	$ ─
Total held-to-maturity securities	$ ─	$ ─	$ ─	$ ─	$ ─	$ ─

Other-Than-Temporary Impairments (OTTI)

During the nine months ended September 30, 2009, OTTI charges of $2.0 million were recorded. The credit-related portion of these impairments was $637,000, which was included in noninterest expense. The $1.3 million noncredit portion of these impairments was included in accumulated other comprehensive loss for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, credit-related losses of $603,000 and $34,000 on 34 non-agency residential mortgage-backed securities and four asset-backed securities, respectively, were recognized. The noncredit portion of these impairments of $1.1 million on non-agency residential mortgage-backed securities and $277,000 on asset-backed securities was included in accumulated other comprehensive loss for the nine months ended September 30, 2009. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”).  The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

The following table represents the impairment activity related to debt securities.

	Three months ended September 30, 2009
	Impairment related to credit losses	Impairment related to other factors	Total impairment
	(In thousands)
Beginning balance, July 1, 2009	$720	$881	$1,601
Addition of OTTI that was not previously recognized	226	529	755
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	16	32	48
Transfers from AOCI to OTTI related to credit losses	108	(108)	─
Reclassifications from OTTI to realized losses	(12)	─	(12)
Ending balance, September 30, 2009	$1,058	$1,334	$2,392

	Nine months ended September 30, 2009
	Impairment related to credit losses	Impairment related to other factors	Total impairment
	(Dollars in thousands)
Beginning balance, January 1, 2009	$421	$ ─	$421
Addition of OTTI that was not previously recognized	487	1,442	1,929
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	54	─	54
Transfers from AOCI to OTTI related to credit losses	108	(108)	─
Reclassifications from OTTI to realized losses	(12)	─	(12)
Ending balance, September 30, 2009	$1,058	$1,334	$2,392

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales of held-to-maturity securities.

	Nine Months Ended September 30,
	2009	2008
Amortized cost	$31,512	$4,319
Proceeds	31,848	4,196
Gross realized gains	337	123
Gross realized losses	—	—

At September 30, 2009, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$10,185	$10,198	$—	$—
Within two to five years	230	232	—	—
Within six to ten years	2,646	2,697	—	—
After ten years	15,704	15,613	4,044	4,423
Mortgage-backed securities and collateralized mortgage obligations	55,647	55,340	—	—
Total debt securities	$84,412	$84,080	$4,044	$4,423

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.	ALLOWANCE FOR LOAN AND CREDIT LOSSES

Changes in the allowance for loan and credit losses are as follows:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Allowance for loan losses at beginning of period	$24,266	$15,520	$24,235	$13,125
Provision for loan losses	3,596	1,754	12,710	4,803
Charge-offs	(2,421)	(1,692)	(12,009)	(2,451)
Recoveries	162	141	667	246
Allowance for loan losses at end of period	25,603	15,723	25,603	15,723

Reserve for unfunded lending commitments at beginning of period	1,478	917	1,092	816
Provision for unfunded lending commitments	(290)	(179)	96	(78)
Reserve for unfunded lending commitments at end of period	1,188	738	1,188	738

Allowance for credit losses	$26,791	$16,461	$26,791	$16,461

4.	GOODWILL

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment.  Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

The Company completed its 2009 impairment testing based on information that was as of August 31, 2009. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United. The estimated fair value of Metro United as of August 31, 2009 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date.

 The Company utilized a discounted cash flow analysis to determine the fair value of Metro United. Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the transaction multiples such as price-to-book, price-to-tangible book, and price-to-deposits in a normalized market. For the test as of August 31, 2009, the Company used an average growth rate of 6% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. In the sensitivity analysis, an 8% discount rate indicated a fair value that was $20.3 million greater than carrying value, a 13.8% discount rate indicated that the fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $3.3 million less than carrying value. The Company also considered the fair value of Metro United in relationship to the Company's stock price and performed a reconciliation to market price. This reconciliation was performed by first using the Company's market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United. The derived fair value of Metro United was then compared to the carrying value of its equity. As the carrying value of its equity exceeded the fair value, an additional goodwill impairment evaluation was performed which involved calculating the implied fair value of Metro United’s goodwill.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of Metro United’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of Metro United over the fair value of its net assets is the implied fair value of goodwill. The Company estimated the fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk adjustments that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. This evaluation and resulting conclusion were significantly affected by the estimated fair value of the loans of Metro United that were evaluated, particularly the market risk adjustment that is a consequence of the current distressed market conditions. Based on this analysis, the Company determined that the implied fair value of the goodwill for Metro United was in excess of the carrying value of the goodwill; therefore, no goodwill impairment was recorded as of the annual test date.  However, it is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an impairment of the goodwill.

Subsequent to the August 31, 2009 annual test date, the Company’s common stock continued to trade below its book value. The Company performed an analysis that considered the Company’s common stock price, loan values of Metro United, and other factors and determined that as of September 30, 2009, goodwill was not impaired.  As of September 30, 2009, the loan fair value of Metro United approximated the fair value at the annual test date.

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

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended September 30, 2009 and 2008, antidilutive stock options were 1,812,996 and 312,706, respectively.  For the nine months ended September 30, 2009 and 2008, there were 1,814,983 and 275,968 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$575	$2,076	$(1,338)	$6,579

Weighted average common shares in basic EPS	10,915	10,842	10,899	10,824
Effect of dilutive securities	8	69	1	75
Weighted average common and potentially dilutive common shares used in diluted EPS	10,923	10,911	10,900	10,899

Earnings per common share:
Basic	$0.05	$0.19	$(0.12)	$0.61
Diluted	$0.05	$0.19	$(0.12)	$0.60

7.	LITIGATION

The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultation with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, result of operations or cash flows.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2009 and December 31, 2008 is presented below:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Unfunded loan commitments including unfunded lines of credit	$140,368	$247,731
Standby letters of credit	10,985	9,981
Commercial letters of credit	12,296	12,244
Operating leases	6,771	8,065
Total financial instruments with off-balance sheet risk	$170,420	$278,021

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in other liabilities in the accompanying condensed consolidated balance sheets and in the net change in this financial statement line item in the accompanying condensed consolidated statements of cash flows.

Interest Rate Derivatives. During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap contract, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.

The notional amount and estimated fair value of the interest rate derivative contract outstanding at September 30, 2009 was $17.5 million and ($168,000), respectively. There were no interest rate derivative contracts outstanding at December 31, 2008.   The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

The Company applies hedge accounting to interest rate derivatives.  To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability and type of risk to be hedged, and how the effectiveness of the derivative will be assessed prospectively and retrospectively. To assess effectiveness, the Company compares the dollar-value of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value or cash flows of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Gains, Losses and Derivative Cash Flows.   For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income or other non-interest expense. Net cash flows from the interest rate swap on junior subordinated debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated debentures.

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended September 30, 2009	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(168)	$(168)

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Nine months ended September 30, 2009	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(168)	$(168)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at September 30, 2009.  The amount of cash collateral posted by the Company related to derivative contracts totaled $875,000 at September 30, 2009.

10.	OPERATING SEGMENT INFORMATION

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

The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30, 2009				For the three months ended September 30, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$16,135	$5,671	$16	$21,822	$17,564	$6,314	$16	$23,894
Total interest expense	4,770	1,917	520	7,207	6,656	2,848	570	10,074
Net interest income	11,365	3,754	(504)	14,615	10,908	3,466	(554)	13,820
Provision for loan losses	2,611	985	─	3,596	1,474	280	─	1,754
Net interest income after provision for loan losses	8,754	2,769	(504)	11,019	9,434	3,186	(554)	12,066
Noninterest income	2,528	107	(332)	2,303	2,178	117	(263)	2,032
Noninterest expenses	9,018	2,604	2	11,624	8,025	2,526	166	10,717
Income (loss) before income tax provision	2,264	272	(838)	1,698	3,587	777	(983)	3,381
Provision (benefit) for income taxes	769	46	(255)	560	1,126	331	(152)	1,305
Net income (loss)	$1,495	$226	$(583)	$1,138	$2,461	$446	$(831)	$2,076

	For the nine months ended September 30, 2009				For the nine months ended September 30, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$48,757	$16,781	$47	$65,585	$54,307	$19,208	$49	$73,564
Total interest expense	16,345	6,593	1,570	24,508	20,541	9,127	1 612	31,280
Net interest income	32,412	10,188	(1,523)	41,077	33,766	10,081	(1,563)	42,284
Provision for loan losses	9,138	3,572	─	12,710	3,078	1,725	─	4,803
Net interest income after provision for loan losses	23,274	6,616	(1,523)	28,367	30,688	8,356	(1,563)	37,481
Noninterest income	6,877	315	(1,021)	6,171	7,106	372	(939)	6,539
Noninterest expenses	26,402	7,851	75	34,328	25,094	7,683	701	33,478
Income before income tax provision	3,749	(920)	(2,619)	210	12,700	1,045	(3,203)	10,542
Provision (benefit) for income taxes	1,137	(412)	(771)	(46)	4,295	469	(801)	3,963
Net income (loss)	$2,612	$(508)	$(1,848)	$256	$8,405	$576	$(2,402)	$6,579

	As of September 30, 2009				As of September 30, 2008
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$929,885	$356,050	$-	$1,285,935	$964,950	$360,974	$-	$1,325,924
Total assets	1,177,347	455,713	(3,328)	1,629,732	1,173,748	422,220	(1,479)	1,594,489
Deposits	1,011,435	387,720	(7,329)	1,391,826	962,760	306,604	(4,126)	1,265,238

11.	FAIR VALUE

FASB accounting guidance relating to fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB accounting guidance relating to fair value measurements were updated to apply to non-financial assets and non-financial liabilities and were adopted January 1, 2009.  In addition, further updates affirm that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarify and include additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This update was adopted April 1, 2009.

FASB accounting guidance describes three levels of inputs that may be used to measure fair value:

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

Interest Rate Derivatives. The Company’s derivative position is classified within Level 2 in the fair value hierarchy and is valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivative is determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, yield curves, non-performance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration.

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2009 and December 31, 2008:

	Fair Value Measurements, using
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Securities available-for-sale at September 30, 2009
U.S. Treasury and other U.S. government corporations and agencies	$–	$23,182	$–	$23,182
Obligations of state and political subdivisions	–	5,354	–	5,354
Mortgage-backed securities and collateralized mortgage obligations			–
Government issued or guaranteed	–	52,402	–	52,402
Privately issued residential	–	2,938	–	2,938
Asset backed securities	–	204	–	204
Investment in CRA funds	6,145	–	–	6,145
Total available-for-sale securities	$6,145	$84,080	$–	$90,225

Derivative liabilities at September 30, 2009	$–	$(168)	$–	$(168)

Securities available-for-sale at December 31, 2008
U.S. Treasury and other U.S. government corporations and agencies	$–	$15,087	$–	$15,087
Obligations of state and political subdivisions	–	3,877	–	3,877
Mortgage-backed securities and collateralized mortgage obligations			–
Government issued or guaranteed	–	72,386	–	72,386
Privately issued residential	–	4,359	–	4,359
Asset backed securities	–	550	–	550
Investment in CRA funds	5,845	–	–	5,845
Total available-for-sale securities	$5,845	$96,259	$–	$102,104

Derivative liabilities at December 31, 2008	$–	$–	$–	$–

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

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent.  The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs.  As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value.  As of September 30, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $14.3 million were reduced by specific valuation allowance allocations of $1.7 million to a fair value of $12.6 million based on collateral valuations utilizing Level 2 valuation inputs.   Impaired loans with a carrying value of $292,000 were reduced by specific valuation allowance allocations of $60,000 to a fair value of $232,000 based on collateral valuations utilizing Level 3 valuation inputs.

On April 1, 2009, the Company adopted updates to FASB accounting guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
(In thousands)
Financial Assets
Cash and cash equivalents	$120,714	$120,714	$38,101	$38,101
Investment securities available-for-sale	90,225	90,225	102,104	102,104
Investment securities held-to-maturity	4,044	4,423	—	—
Other investments	25,351	25,351	29,220	29,220
Loans held-for-investment, net	1,285,935	1,188,587	1,321,813	1,194,550
Cash value of bank owned life insurance	28,160	28,160	27,090	27,090
Accrued interest receivable	4,952	4,952	5,946	5,946

Financial Liabilities
Deposits
Transaction accounts	699,853	699,853	597,877	597,876
Time deposits	691,973	694,532	671,276	677,416
Total deposits	1,391,826	1,394,385	1,269,153	1,275,292
Other borrowings	25,118	25,347	139,046	138,992
Junior subordinated debentures	36,083	38,264	36,083	38,623
Interest rate derivative	168	168	—	—
Accrued interest payable	1,072	1,072	1,279	1,279

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	140,368	—	247,731	—
Standby letters of credit	10,985	—	9,981	—
Commercial letters of credit	12,296	—	12,244	—

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

Interest Rate Derivatives. The fair value was estimated using discounted cash flow models that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations.

Commitments to Extend Credit and Letters of Credit. The fair value of such instruments is estimated using fees currently charged for similar arrangements in the market. The estimated fair values of these instruments are not material as of the reporting dates.

12.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Codification

The FASB Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 855 “Subsequent Events.” ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. AS 855-10 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. AS 855-10 became effective for the Company’s financial statements for periods ending after June 15, 2009.  The new interim disclosures required by AS 855-10 are included in the Company’s interim financial statements beginning June 30, 2009.

The FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” Statement No. 166 amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. Statement No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. Statement No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. Statement No. 166 is effective for the Company beginning January 1, 2010, and adoption is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010. The Company is in the process of determining the impact of this new guidance on the financial condition, results of operations, and cash flows of the Company.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 9 - Derivative Financial Instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820 relates to determining fair value of assets or liabilities affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The new authoritative guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence, and also expanded certain disclosure requirements. The new guidance under ASC Topic 820 became effective for interim and annual periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) which will amend ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and adoption is not expected to have a material impact on the financial condition, results of operations, or cash flows of the Company.

FASB ASC Topic 320 “Investments - Debt and Equity Securities.” ASC Topic 320-10 relates to recognition and presentation of other-than-temporary impairments (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320-10, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. ASC Topic 320-10 was effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC Topic 320-10 was applied and considered during management’s other-than-temporary impairments analysis and conclusion.  See Note 2, “Securities” to the Condensed Consolidated Financial Statements for disclosures required by this new guidance.

FASB ASC Topics 820, and 825 “Financial Instruments.” ASC Topic 820-10 relates to interim disclosures about fair value of financial instruments amends prior accounting standards relating to fair value to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends ASC Topic 270-10 to require those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 820-10, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825-10, and ASC Topic 820-10. The new interim disclosures required by ASC Topic 820-10 became effective for interim and annual periods ending after June 15, 2009 and are included in the Company’s interim financial statements as of and for the nine months ended September 30, 2009.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the Office of the Comptroller of the Currency;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system; and

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

Overview

The Company recorded net income of $1.1 million for the three months ended September 30, 2009, a decrease of $938,000 compared with the same quarter in 2008. The Company’s diluted earnings per common share for the three months ended September 30, 2009 was $0.05, a decrease of $0.14 per diluted common share compared with diluted earnings per common share of $0.19 for the same quarter in 2008. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends were $563,000 or $0.05 per diluted share for the three months ended September 30, 2009. There were no preferred stock dividends for the three months ending September 30, 2008. The Company recorded net income of $256,000 for the nine months ended September 30, 2009, a decrease of $6.3 million compared with the same period in 2008. The Company’s diluted loss per common share for the nine months ended September 30, 2009 was $0.12, a decrease of $0.72 per diluted share compared with diluted earnings per common share of $0.60 for the same period in 2008.  Preferred stock dividends were $1.6 million or $0.15 per diluted share for the nine months ended September 30, 2009. There were no preferred stock dividends for the nine months ended September 30, 2008. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.63 billion at September 30, 2009, an increase of $49.5 million or 3.1% from $1.58 billion at December 31, 2008. Available-for-sale investment securities at September 30, 2009 were $90.2 million, a decrease of $11.9 million or 11.6% from $102.1 million at December 31, 2008. Net loans at September 30, 2009 were $1.29 billion, a decrease of $35.9 million or 2.7% from $1.32 billion at December 31, 2008. Total deposits at September 30, 2009 were $1.39 billion, an increase of $122.7 million or 9.7% from $1.27 billion at December 31, 2008. Other borrowings at September 30, 2009 were $25.1 million, a decrease of $113.9 million or 81.9% from $139.0 million at December 31, 2008. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2009 and 2008 was 0.28% and 0.52%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2009 and 2008 was 2.74% and 6.67%, respectively. The Company’s ROAA for the nine months ended September 30, 2009 and 2008 was 0.02% and 0.57%, respectively. The Company’s ROAE for the nine months ended September 30, 2009 and 2008 was 0.21% and 7.21%, respectively.   Shareholders’ equity at September 30, 2009 was $163.8 million compared to $119.2 million at December 31, 2008, an increase of $44.6 million or 37.4%.  Details of the changes in the various balance sheet items are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2009, net interest income, before the provision for loan losses, was $14.6 million, an increase of $795,000 or 5.8% compared with $13.8 million for the same period in 2008, primarily due to lower deposit cost. Average interest-earning assets for the three months ended September 30, 2009 were $1.50 billion, an increase of $14.4 million or 1.0% compared with $1.49 billion for the same period in 2008, primarily due to growth in federal funds sold and other short-term investments partially offset by a decline in loans and other investments.  The weighted average yield on interest-earning assets for the third quarter of 2009 was 5.77%, a decrease of 62 basis points compared with 6.39% for the same quarter in 2008. Average interest-bearing liabilities for the three months ended September 30, 2009 were $1.22 billion, a decrease of $3.8 million or 0.3% compared with $1.22 billion for the same period in 2008, primarily due to a decrease in other borrowings partially offset by an increase in money market accounts and time deposits. The weighted average interest rate paid on interest-bearing liabilities for the third quarter 2009 was 2.35%, a decrease of 93 basis points compared with 3.28% for the same quarter in 2008.  Interest rate cuts by the Federal Reserve, which caused the prime rate to decrease from 5% to 3.25% during the last 12 months, resulted in a decrease in yields and costs for the three months ended September 30, 2009, compared with the same period in 2008.

For the nine months ended September 30, 2009, net interest income, before the provision for loan losses, was $41.1 million, a decrease of $1.2 million or 2.9% compared with $42.3 million for the same period in 2008, primarily due to lower loan yields as a result of interest rate cuts and an increase in nonperforming assets. Average interest-earning assets for the nine months ended September 30, 2009 were $1.51 billion, an increase of $75.0 million or 5.2% compared with $1.44 billion for the same period in 2008, primarily due to growth in loans and federal funds sold and other short-term investments. The weighted average yield on interest-earning assets for the nine months ended September 30, 2009 was 5.79%, down 104 basis points compared with 6.83% for the same period in 2008.  Average interest-bearing liabilities for the nine months ended September 30, 2009 were $1.23 billion, an increase of $47.4 million or 4.0% compared with $1.18 billion for the same period in 2008, primarily due to an increase in money market accounts and time deposits, partially offset by a decrease in other borrowings. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2009 was 2.67%, down 87 basis points compared with 3.54% for the same period in 2008.

The net interest margin for the three months ended September 30, 2009 was 3.86%, an increase of 16 basis points compared with 3.70% for the same period in 2008. The increase was primarily the result of a decline in the cost of earning assets of 78 basis points partially offset by a decrease in the yield on earning assets of 62 basis points,. The net interest margin for the nine months ended September 30, 2009 was 3.63%, down 29 basis points compared with 3.92% for the same period in 2008.  For the nine months ended September 30, 2009, the yield on average earning assets decreased 104 basis points, which was partially offset by a 75 basis point decrease in the cost of average earning assets.  The decrease in yield on earning assets and the cost of earning assets for the three and nine months ended September 30, 2009 was due primarily to interest rate cuts and an increase in nonperforming assets.

Total Interest Income. Total interest income for the three months ended September 30, 2009 was $21.8 million, a decrease of approximately $2.1 million or 8.7% compared with $23.9 million for the same period in 2008.  Total interest income for the nine months ended September 30, 2009 was $65.6 million, a decrease of $8.0 million or 10.8% compared with $73.6 million for the same period in 2008. The decrease for the three and nine months ended September 30, 2009 was primarily due to lower loan yields and an increase in nonperforming assets.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2009 was $20.7 million, a decrease of $1.6 million or 7.4% compared with $22.3 million for the same quarter in 2008. Average total loans for the three months ended September 30, 2009 were $1.32 billion compared to $1.33 billion for the same period in 2008, a decrease of $4.7 million or 0.4%. For the third quarter of 2009, the average yield on loans was 6.20%, a decrease of 49 basis points compared to 6.69% for the same quarter in 2008. Interest income from loans for the nine months ended September 30, 2009 was $61.8 million, a decrease of $6.9 million or 10.1% compared with $68.7 million for the same period in 2008. The decrease for the three and nine months ended September 30, 2009 was the result of lower loan yields and an increase in nonperforming assets.   Average total loans for the nine months ended September 30, 2009 were $1.33 billion, an increase of $49.5 million or 3.9% compared with average total loans for the same period in 2008 of $1.28 billion. For the nine months ended September 30, 2009, the yield on average total loans was 6.22%, down 96 basis points compared with 7.18% for the same period in 2008.

Approximately $889.7 million or 67.7% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At September 30, 2009, the average yield on total loans was approximately 295 basis points above the prime rate primarily because of interest rate floors.   At September 30, 2009, approximately $736.9 million in loans or 56.1% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.34%.  At September 30, 2008, variable rate loans with interest rate floors carried a weighted average interest rate of 6.76% and comprised 50.9% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended September 30, 2009 was $1.2 million, a decrease of $431,000 or 27.0% compared to $1.6 million for the same period in 2008.  The decrease in interest income from investments for the three months ended September 30, 2009 was primarily the result of declining interest rates.  Average total investments for the three months ended September 30, 2009 were $180.3 million compared to average total investments for the same period in 2008 of $161.1 million, an increase of $19.2 million or 11.9%.  For the third quarter 2009, the average yield on total investments was 2.57% compared to 3.95% for the same quarter in 2008, a decrease of 138 basis points. Interest income from investments for the nine months ended September 30, 2009 was $3.8 million, down $1.0 million or 21.8% compared with $4.8 million for the same period in 2008. The decrease in interest income from investments for the nine months ended September 30, 2009 was primarily the result of declining interest rates, and the effect of a decline in taxable securities due to paydowns, sales, calls and maturities of securities.  Average total investments for the nine months ended September 30, 2009 were $187.1 million compared with average total investments for the same quarter in 2008 of $161.6 million, an increase of $25.5 million or 15.8%.  The increase in average total investments for the three and nine months ended September 30, 2009 was primarily the result of an increase in Federal funds sold. For the nine months ended September 30, 2009, the average yield on investments was 2.71% compared with 4.01% for the same quarter in 2008, a decrease of 130 basis points.

Total Interest Expense. Total interest expense for the three months ended September 30, 2009 was $7.2 million, a decrease of $2.9 million or 28.5% compared to $10.1 million for the same period in 2008. Total interest expense for the nine months ended September 30, 2009 was $24.5 million, down $6.8 million or 21.6% compared with $31.3 million for the same period in 2008. Interest expense decreased for both the three and nine months ended September 30, 2009 primarily due to lower cost of funds and the effects of a decrease in other borrowings that was partially offset by an increase in interest-bearing deposits.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended September 30, 2009 was $6.4 million, a decrease of $2.2 million or 24.9% compared to $8.6 million for the same period in 2008. Average interest-bearing deposits for the three months ended September 30, 2009 were $1.15 billion compared to average interest-bearing deposits for the same period in 2008 of $1.03 billion, an increase of $122.1 million or 11.8%. The average interest rate paid on interest-bearing deposits for the third quarter of 2009 was 2.22% compared to 3.31% for the same quarter in 2008, a decrease of 109 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2009 was $22.2 million, down $4.8 million or 17.8% compared with $27.0 million for the same period in 2008.  Average interest-bearing deposits for the nine months ended September 30, 2009 were $1.15 billion compared with average interest-bearing deposits for the same period in 2008 of $1.00 billion, an increase of $146.8 million or 14.6%. The average interest rate incurred on interest-bearing deposits for the nine months ended September 30, 2009 was 2.58% compared with 3.59% for the same period in 2008, a decrease of 101 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended September 30, 2009 and 2008 was $519,000. Interest expense on junior subordinated debentures for the nine months ended September 30, 2009 and 2008 was $1.6 million. Average junior subordinated debentures for the three and nine months ended September 30, 2009 and 2008 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three and nine months ended September 30, 2009 and 2008 was 5.76%. The junior subordinated debentures accrue interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.  Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 15, 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.  See Note 9, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended September 30, 2009 was $240,000, a decrease of $734,000 compared to $974,000 for the same period in 2008. Interest expense on other borrowed funds for the nine months ended September 30, 2009 was $768,000, down $2.0 million compared with $2.7 million for the same period in 2008.  Average borrowed funds, consisting primarily of security repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”), for the three months ended September 30, 2009 was $28.8 million a decrease of $125.9 million compared to $154.7 million for the same period in 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth and funds received from participation in the Capital Purchase Program (“CPP”).  The average interest rate paid on borrowed funds for the third quarter of 2009 was 3.31% compared to 2.50% for the same quarter in 2008.  The average interest rate increased as lower cost short-term FHLB borrowings were repaid and higher cost long-term borrowings remained outstanding.  Average borrowed funds for the nine months ended September 30, 2009 was $40.2 million, a decrease of $99.3 million compared to $139.5 million for the same period in 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth and funds received from participation in the CPP.  The average interest rate paid on borrowed funds for the nine months ended September 30, 2009 was 2.55% compared to 2.63% for the same period in 2008.

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

	For The Three Months Ended September 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,320,601	$20,654	6.20%	$1,325,350	$22,295	6.69%
Taxable securities	110,336	965	3.47	108,075	1,207	4.44
Tax-exempt securities	6,787	85	4.97	3,852	47	4.85
Other investments (2)	19,873	89	1.78	25,813	235	3.62
Federal funds sold and other short-term investments	43,257	29	0.27	23,400	110	1.87
Total interest-earning assets	1,500,854	21,822	5.77	1,486,490	23,894	6.39
Allowance for loan losses	(24,918)			(16,083)
Total interest-earning assets, net of allowance for loan losses	1,475,936			1,470,407
Noninterest-earning assets	130,296			107,457
Total assets	$1,606,232			$1,577,864

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,727	$69	0.50%	$59,209	114	0.77%
Savings and money market accounts	418,335	1,692	1.60	319,953	2,227	2.77
Time deposits	680,621	4,687	2.73	652,404	6,240	3.81
Junior subordinated debentures	36,083	519	5.76	36,083	519	5.76
Other borrowings	28,808	240	3.31	154,689	974	2.50
Total interest-bearing liabilities	1,218,574	7,207	2.35	1,222,338	10,074	3.28
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	210,040			213,735
Other liabilities	13,104			18,032
Total liabilities	1,441,718			1,454,105
Shareholders' equity	164,514			123,759
Total liabilities and shareholders' equity	$1,606,232			$1,577,864

Net interest income		$14,615			$13,820
Net interest spread			3.42%			3.11%
Net interest margin			3.86%			3.70%
___________________________________________
(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Nine Months Ended September 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,327,198	$61,791	6.22%	$1,277,701	$68,715	7.18%
Taxable securities	103,808	3,048	3.93	118,684	3,855	4.34
Tax-exempt securities	5,669	210	4.95	4,993	184	4.92
Other investments (2)	20,968	386	2.46	14,102	417	3.95
Federal funds sold and other short-term investments	56,669	150	0.35	23,859	393	2.20
Total interest-earning assets	1,514,312	65,585	5.79	1,439,339	73,564	6.83
Allowance for loan losses	(24,525)			(15,031)
Total interest-earning assets, net of allowance for loan losses	1,489,787			1,424,308
Noninterest-earning assets	123,359			108,479
Total assets	$1,613,146			$1,532,787

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,776	$209	0.51%	$59,033	371	0.84%
Savings and money market accounts	400,240	5,981	2.00	291,354	5,937	2.72
Time deposits	696,643	15,991	3.07	654,496	20,671	4.22
Junior subordinated debentures	36,083	1,559	5.76	36,083	1,559	5.76
Other borrowings	40,196	768	2.55	139,530	2,742	2.63
Total interest-bearing liabilities	1,227,938	24,508	2.67	1,180,496	31,280	3.54
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	208,595			210,966
Other liabilities	14,245			19,442
Total liabilities	1,450,778			1,410,904
Shareholders' equity	162,368			121,883
Total liabilities and shareholders' equity	$1,613,146			$1,532,787

Net interest income		$41,077			$42,284
Net interest spread			3.12%			3.29%
Net interest margin			3.63%			3.92%
___________________________________________
(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs 2008			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$(19)	$(1,622)	$(1,641)	$2,596	$(9,520)	$(6,924)
Taxable securities	29	(271)	(242)	(486)	(321)	(807)
Tax-exempt securities	36	2	38	25	1	26
Other investments	(54)	(92)	(146)	202	(233)	(31)
Federal funds sold and other short-term investments	94	(175)	(81)	540	(783)	(243)
Total increase (decrease) in interest income	86	(2,158)	(2,072)	2,877	(10,856)	(7,979)

Interest-bearing liabilities:
Interest-bearing demand deposits	(8)	(37)	(45)	(27)	(135)	(162)
Savings and money market accounts	693	(1,228)	(535)	2,211	(2,167)	44
Time deposits	288	(1,841)	(1,553)	1,311	(5,991)	(4,680)
Junior subordinated debentures	-	-	-	-	-	-
Other borrowings	(792)	58	(734)	(1,953)	(21)	(1,974)
Total increase (decrease) in interest expense	181	(3,048)	(2,867)	1,542	(8,314)	(6,772)

Increase (decrease) in net interest income	$(95)	$890	$795	$1,335	$(2,542)	$(1,207)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2009 was $3.6 million, an increase of $1.8 million, compared to $1.8 million for the same period in 2008. The provision for loan losses for the nine months ended September 30, 2009 was $12.7 million, an increase of $7.9 million, compared with $4.8 million for the same period in 2008. The increase for the three and nine months ended September 30, 2009 was primarily due to an increase in net charge-offs and nonperforming assets since September 30, 2008.  The allowance for loan losses as a percent of total loans was 1.95% at September 30, 2009 and 1.80% at December 31, 2008, and increased compared with 1.17% at September 30, 2008.

Noninterest Income.  Noninterest income for the three months ended September 30, 2009 was $2.3 million, an increase of $271,000 or 13.3% compared with the same period in 2008.  The increase for the three months ended September 30, 2009 was primarily the result of gains on the sale of securities partially offset by a decrease in service fees. Noninterest income for the nine months ended September 30, 2009 was $6.2 million, down $368,000 or 5.6% compared with the same period in 2008. The decrease for the nine months ended September 30, 2009 was primarily due to a decline in service fees and a decline in gains on sale of loans, partially offset by increases in gain on securities transactions, rental income received on other real estate property and in the cash value of bank owned life insurance.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2009 was $11.6 million, an increase of $907,000 or 8.5% compared with the same period in 2008. The increase was the result of higher expenses related to foreclosed assets and higher FDIC assessments, partially offset by decreases in salaries and employee benefit expenses (further described below). Noninterest expense for the nine months ended September 30, 2009 was $34.3 million, an increase of $850,000 or 2.5% compared with the same period in 2008.  For the nine months ended September 30, 2009, the increase was the result of higher expenses related to foreclosed assets and higher FDIC assessments, partially offset by decreases in salaries, employee benefit expenses and other-than-temporary impairment (“OTTI”) charges.

Salaries and employee benefits expense for the three months ended September 30, 2009 was $4.9 million, a decrease of $1.3 million or 22.0% compared with $6.2 million for the same period in 2008.  Salaries and employee benefits expense for the nine months ended September 30, 2009 was $15.5 million, a decrease of $3.2 million or 16.9% compared with $18.7 million for the same period in 2008. Salaries and employee benefits expense for the three and nine months ended September 30, 2009 declined primarily due to streamlined operations and decreases in amount of bonus accrual, stock-based compensation expense and employee health care benefit expenses. The number of full-time equivalent employees at September 30, 2009 was 295, a decrease of 10.9% compared with 331 at September 30, 2008.

For the three months ended September 30, 2009, a $338,000 OTTI write down of investment securities was charged against earnings (and an additional noncredit-related OTTI of $453,000 pre-tax was recognized through equity).  For the nine months ended September 30, 2009, a $637,000 OTTI write down of investment securities was charged against earnings (and an additional noncredit-related OTTI of $1.3 million pre-tax was recognized through equity).

The FDIC assessment was $1.0 million and $2.7 million for the three and nine months ended September 30, 2009, an increase of $835,000 and $2.3 million, respectively, compared with the same periods in 2008, primarily due to the higher assessment rate effective in 2009 and the one-time emergency special FDIC assessment of 5 basis points that was assessed during the second quarter of 2009.  In addition, the FDIC assessment was higher because of utilization of remaining available credits during the first quarter of 2008, and the participation in the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC has adopted a proposed rule to require depository institutions to pre-pay, on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Comments to the proposed rule are due to the FDIC by October 28, 2009 and a final rule will be adopted after that date.

Other noninterest expense for the three months ended September 30, 2009 was $2.1 million, an increase of $102,000 compared with the same quarter in 2008, primarily due to an increase in legal fees. Other noninterest expense for the nine months ended September 30, 2009 was $6.7 million, a decrease of $233,000 compared with the same period in 2008. The decline for nine months ended September 30, 2009 was due to cost control efforts which resulted in cost reductions across the organization.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and impairment on securities, by net interest income plus noninterest income.  The efficiency ratio for the three months ended September 30, 2009 was 66.71%, a decrease from 66.86% for the same quarter in 2008, and was primarily the result of increased net interest income.  The Company’s efficiency ratio for the nine months ended September 30, 2009 was 71.31%, compared with 65.17% for the same period in 2008.

Income Taxes. Income tax expense for the three months ended September 30, 2009 was $560,000, compared with $1.3 million for the same period in 2008. The Company’s effective tax rate was 33.0% and 38.6% for the three months ended September 30, 2009 and 2008, respectively. Income tax benefit for the nine months ended September 30, 2009 was $46,000, compared with income tax expense of $4.0 million for the same period in 2008. The Company’s effective tax rate was 21.9% and 37.6% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2009 was due primarily to the change in the relationship of taxable income to tax exempt income, non-deductible expenses and certain state income taxes based principally on gross receipts rather than net income.

Financial Condition

Loan Portfolio. Total loans at September 30, 2009 were $1.31 billion, a decrease of $34.5 million or 2.6% compared with $1.35 billion at December 31, 2008. Compared to December 31, 2008, commercial and industrial loans, real estate construction loans and consumer loans decreased $55.6 million, $16.6 million and $770,000, respectively, while real estate mortgage loans increased $37.8 million during the nine months ended September 30, 2009. At September 30, 2009 and December 31, 2008, the ratio of total loans to total deposits was 94.23%, and 106.06%, respectively. Total loans represented 80.5% and 85.2% of total assets at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of September 30, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$411,996	31.35%	$467,546	34.65%
Real estate mortgage
Residential	34,381	2.62	12,399	0.92
Commercial	735,900	56.00	720,052	53.37
	770,281	58.62	732,451	54.29
Real estate construction
Residential	39,162	2.98	43,242	3.20
Commercial	88,627	6.74	101,125	7.50
	127,789	9.72	144,367	10.70
Consumer and other	4,094	0.31	4,864	0.36
Gross loans	1,314,160	100.00%	1,349,228	100.00%
Unearned discounts, interest and deferred fees	(2,622)		(3,180)
Total loans	1,311,538		1,346,048
Allowance for loan losses	(25,603)		(24,235)
Loans, net	$1,285,935		$1,321,813

Nonperforming Assets. Total nonperforming assets increased $11.2 million to $68.8 million at September 30, 2009 from $57.6 million at December 31, 2008. At September 30, 2009, total nonperforming assets consisted of $39.8 million in nonaccrual loans, $6.0 million of troubled debt restructurings and $23.0 million in other real estate (“ORE”).

The following table summarizes nonaccrual loans by type of loan at the dates indicated:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Commercial and industrial loans	$2,271	$7,742
Commercial real estate mortgage	12,018	11,287
Residential real estate mortgage	296	—
Commercial real estate construction	—	12,105
Residential real estate construction	11,167	7,069
Commercial land	9,594	6,108
Residential land	4,223	3,897
Other	266	31
Total nonaccrual loans(1)	$39,835	$48,239
___________________________________________
(1) 69.4% of nonaccrual loans are from Texas and 30.6% are from California at September 30, 2009;  80.8% of nonaccrual loans are from Texas and 19.2% are from California at December 31, 2008.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of	As of
	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$39,835	$48,239
Accruing loans 90 days or more past due	—	103
Troubled debt restructurings	5,962	4,474
Other real estate (“ORE”)	23,012	4,825
Total nonperforming assets	68,809	57,641
Nonperforming loans guaranteed by the SBA, Ex-Im Bank and OCCGF	(2,803)	(1,843)
Total net nonperforming assets	$66,006	$55,798

Total nonperforming assets to total assets	4.22%	3.65%
Total nonperforming assets to total loans and ORE	5.16%	4.27%
Net nonperforming assets to total assets (1)	4.05%	3.53%
Net nonperforming assets to total loans and ORE (1)	4.95%	4.13%
___________________________________________
(1)	Net nonperforming assets are net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Nonaccrual loans decreased by $8.4 million to $39.8 million compared with $48.2 million at December 31, 2008, mainly as a result of loans transferred to ORE and from loan charge-offs. ORE increased by approximately $18.2 million compared with December 31, 2008, to $23.0 million at September 30, 2009. ORE decreased by approximately $637,000 when compared with June 30, 2009, primarily due to $1.4 million of ORE sales and write-downs on properties in Texas, partially offset by $1.1 million of new foreclosed properties in Texas.

Net nonperforming assets at September 30, 2009 were $66.0 million compared to $55.8 million at December 31, 2008, an increase of $10.2 million or 18.3%. The ratios for net nonperforming assets to total loans and ORE at September 30, 2009 and December 31, 2008 were 4.95% and 4.13%, respectively. The ratios for net nonperforming assets to total assets were 4.05% and 3.53% for the same periods, respectively. These ratios take into consideration guarantees from the United States Department of Commerce’s Small Business Administration (the “SBA”), the Export Import Bank of the United States (the “Ex-Im Bank”), an independent agency of the United States Government, and the Overseas Chinese Community Guaranty Fund (“OCCGF”), an agency sponsored by the government of Taiwan, which totaled $2.8 million at September 30, 2009 compared to $1.8 million at December 31, 2008.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Impaired loans with no allocated allowance	$31,210	$35,640
Impaired loans with an allocated allowance	14,587	17,073
Total recorded investment in impaired loans	$45,797	$52,713

Valuation allowance related to impaired loans	$1,722	$3,280

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

The average recorded investment in impaired loans during the nine months ended September 30, 2009 and the year ended December 31, 2008 was $45.5 million and $17.5 million, respectively.  Interest income on impaired loans recognized for cash payments received during the three and nine months ended September 30, 2009 and 2008 was immaterial.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2009 and 2008, the allowance for loan losses was $25.6 million and $15.7 million, respectively, or 1.95% and 1.17% of total loans, respectively.  At December 31, 2008, the allowance for loan losses was $24.2 million, or 1.80% of total loans. Net charge-offs for the three months ended September 30, 2009 and 2008 were $2.3 million and $1.6 million, respectively.  The third quarter 2009 charge-offs consisted of $1.6 million in loans from Texas and $794,000 in loans from California, partially offset by recoveries of $161,000 from both banks.  Net charge-offs for the nine months ended September 30, 2009 were $11.3 million compared with $2.2 million for the same period in 2008. The net charge-offs for the nine months ended September 30, 2009 consisted of $8.7 million in loans from Texas and $2.6 million in loans from California.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a component for individual loan impairment, (2) one or more components of collective loan impairment, (3) a component that assesses the impact of current conditions and determines how estimated future credit losses might be expected to deviate from historical trends, and (4) a reserve for unfunded lending commitments. Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends including changes in past due levels, criticized and nonperforming loans, and charge-offs.

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

In addition to the analysis described above, due to continued distressed economic conditions in the Texas and California real estate markets, the Company incorporated additional qualitative factor adjustments and increased its estimation of the allowance for loan losses.  Such factors include, for each of the Company’s market areas, general economic indicators such as the unemployment rate and leading economic indexes of local regions, real estate concentrations and vacancies, collateral types, rental rates, absorption rates, delinquencies and current year loss trends.

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended September 30,
	2009		2008
	(Dollars in thousands)
Average total loans outstanding for the period	$1,320,601		$1,325,350
Total loans outstanding at end of period	$1,311,538		$1,341,647

Allowance for loan losses at beginning of period	$24,266		$15,520
Provision for loan losses	3,596		1,754
Charge-offs:
Commercial and industrial	(657)		(1,224)
Real estate mortgage	(1,408)		(415)
Real estate construction	(335)		(26)
Consumer and other	(21)		(27)
Total charge-offs	(2,421)		(1,692)

Recoveries:
Commercial and industrial	159		137
Real estate mortgage	2		–
Real estate construction	–		–
Consumer and other	1		4
Total recoveries	162		141
Net (charge-offs) recoveries	(2,259)		(1,551)
Allowance for loan losses at end of period	25,603		15,723

Reserve for unfunded lending commitments at beginning of period	1,478		917
Provision for unfunded lending commitments	(290)		(179)
Reserve for unfunded lending commitments at end of period	1,188		738

Allowance for credit losses at end of period	$26,791		$16,461

Ratio of net (charge-offs) recoveries to end of period total loans	(0.17	) %	(0.12	) %

	As of and for the Nine Months Ended September 30,
	2009		2008
	(Dollars in thousands)
Average total loans outstanding for the period	$1,327,198		$1,277,701
Total loans outstanding at end of period	$1,311,538		$1,341,647

Allowance for loan losses at beginning of period	$24,235		$13,125
Provision for loan losses	12,710		4,803
Charge-offs:
Commercial and industrial	(8,879)		(1,641)
Real estate mortgage	(2,016)		(505)
Real estate construction	(1,021)		(236)
Consumer and other	(93)		(69)
Total charge-offs	(12,009)		(2,451)

Recoveries:
Commercial and industrial	573		238
Real estate mortgage	3		–
Real estate construction	88		–
Consumer and other	3		8
Total recoveries	667		246
Net (charge-offs) recoveries	(11,342)		(2,205)
Allowance for loan losses at end of period	25,603		15,723

Reserve for unfunded lending commitments at beginning of period	1,092		816
Provision for unfunded lending commitments	96		(78)
Reserve for unfunded lending commitments at end of period	1,188		738

Allowance for credit losses at end of period	$26,791		$16,461

Ratio of allowance for loan losses to end of period total loans	1.95%		1.17%
Ratio of net (charge-offs) recoveries to end of period total loans	(0.86	) %	(0.16	) %
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	55.91%		61.98%
Ratio of allowance for loan losses to end of period net nonperforming loans (2)	59.55%		66.34%
___________________________________________
(1)	Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.
(2)	Net nonperforming loans are comprised of nonaccrual loans, loans 90 days or more past due and troubled debt restructurings, net of the loan portions guaranteed by the SBA, Ex-Im Bank and OCCGF.

Securities. At September 30, 2009, the available-for-sale securities portfolio was $90.2 million, a decrease of $11.9 million or 11.6% compared with $102.1 million at December 31, 2008. The decrease was primarily due to principal payments on and sales of mortgage-backed securities and collateralized mortgage obligations, and maturities and calls of U.S. government agency and municipal obligations. At September 30, 2009, the held-to-maturity portfolio was $4.0 million.  There were no held-to-maturity securities at December 31, 2008.  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. Treasury and other U.S. government corporations and agencies and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include CDARS One-Way Sell investments (“CDARS”), Federal Reserve Bank (“FRB”) and FHLB stock, and the investment in subsidiary trust, were $25.4 million at September 30, 2009, a decrease of $3.8 million or 13.2% compared with $29.2 million at December 31, 2008. The decrease is primarily the result of maturities of CDARS, and FHLB’s repurchase of FHLB stock.

Deposits. At September 30, 2009, total deposits were $1.39 billion, up $122.7 million or 9.7% compared with $1.27 billion at December 31, 2008, primarily due to growth in money market accounts from a deposit campaign which ended in the second quarter of 2009. The Company’s ratio of noninterest-bearing demand deposits to total deposits at September 30, 2009 and December 31, 2008 was 15.2% and 16.1%, respectively. Interest-bearing deposits at September 30, 2009 were $1.18 billion, an increase of $115.6 million or 10.9% compared with $1.07 billion at December 31, 2008.

Junior Subordinated Debentures.  Junior subordinated debentures at September 30, 2009 and December 31, 2008 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.  Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.  See Note 9, “Derivative Financial Instruments,”  to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at September 30, 2009 were $25.1 million, a decrease of $113.9 million or 81.9% compared to other borrowings of $139.0 million at December 31, 2008. Other borrowings decreased primarily due to liquidity provided by deposit growth and funds from the CPP.  Other borrowings at September 30, 2009 primarily include $25.0 million in security repurchase agreements.  The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. In the third quarter of 2009, all FHLB borrowings were repaid, and in January 2009, the $4.0 million subordinated debentures, including accrued interest were repaid.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2009	As of and for the Year Ended December 31, 2008
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	30	84
maximum month-end balance during the period	–	4,500

FHLB Notes and Advances:
at end of period	$–	$109,000
average during the period	14,262	112,118
maximum month-end balance during the period	55,000	133,000
Interest rate at end of period	N/A	0.48%
Interest rate during the period	0.5%	2.21

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	2.91

Subordinated debentures:
at end of period	$–	$4,000
average during the period	205	2,060
maximum month-end balance during the period	–	4,000
Interest rate at end of period	N/A	6.5%
Interest rate during the period	7.17%	5.05

Federal Reserve TT&L:
at end of period	$118	$1,046
average during the period	699	731
maximum month-end balance during the period	1,020	1,283

Liquidity. The Company’s loan to deposit ratio at September 30, 2009 and 2008 was 94.23% and 106.04%, respectively. As of September 30, 2009, the Company had commitments to fund loans in the amount of $140.4 million. At this same date, the Company had stand-by letters of credit of $12.3 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available for sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $357.5 million from the FHLBs, $27.2 million from the FRB discount window and $10.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at September 30, 2009 was $163.8 million compared to $119.2 million at December 31, 2008, an increase of $44.6 million. The increase was primarily the result of the $45.0 million preferred stock issuance in January 2009, partially offset by the payment of preferred stock and common stock dividends.  In April 2009, the Company suspended regular cash dividends on its common stock for an indefinite period of time.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of September 30, 2009 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At September 30, 2009
The Company
Leverage ratio	4.00	%(1)	N/A %	11.15%
Tier 1 risk-based capital ratio	4.00		N/A	12.50
Risk-based capital ratio	8.00		N/A	13.77
MetroBank
Leverage ratio	4.00	%(2)	5.00%	10.96%
Tier 1 risk-based capital ratio	4.00		6.00	12.49
Risk-based capital ratio	8.00		10.00	13.75
Metro United
Leverage ratio	4.00	%(3)	5.00%	10.89%
Tier 1 risk-based capital ratio	4.00		6.00	11.77
Risk-based capital ratio	8.00		10.00	13.02
___________________________________________
(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The Company utilized a discounted cash flow analysis to determine the fair value of Metro United.  Multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the valuation multiples listed in the previous paragraph in a normalized market. The financial forecasts considered several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. For the test as of August 31, 2009, the Company used an average growth rate of 6% for the 5-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%.

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

Based on the fair value of Metro United’s assets and liabilities at August 31, 2009, the implied fair value of goodwill exceeded its carrying value. However, it is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an impairment of the goodwill.

Subsequent to the annual test date on August 31, 2009, the Company’s stock continued to trade below book value. The Company performed an analysis that considered the Company’s stock price, loan values of Metro United, and other factors and determined that as of September 30, 2009, goodwill was not impaired.  The loan fair value of Metro United remained at the same level as the annual test date.

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

For debt securities, determining credit-related impairment is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates are determined based on prepayment assumptions, default rates and loss severity rates derived from widely accepted third-party data sources. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.  See Note 2 Securities for additional discussion on other-than-temporary impairment.

Stock-based compensation. The Company believes stock-based compensation is a critical accounting estimate that requires significant judgment and estimates used in the preparation of its consolidated financial statements. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB accounting guidance. The Company uses the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the consolidated statements of income.

Fair Value. The Company believes that the determination of fair value is a critical accounting estimate that requires significant judgment used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. An example of this recurring use of fair value includes available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include goodwill and intangible assets. Depending on the nature of the asset various valuation techniques and assumptions are used when estimating fair value. The Company adopted ASC guidance which applies fair value disclosure for non-financial assets and non-financial liabilities on  January 1, 2009.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with ASC Topic 820-10 requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs would be described in Note 11, “Fair Value,” to the Condensed Consolidated Financial Statements.

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

The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultation with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors previously described under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under “Part II, Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

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

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: November 6, 2009		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: November 6, 2009	By:	/s/ David C. Choi
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
_______________
* Filed herewith.
** Furnished herewith.