Form 10-Q
period 2010-03-31
MetroCorp Bancshares, Inc.
filed 2010-05-07
CIK 1068300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, the number of outstanding shares of Common Stock was 12,271,315

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$25,256	$26,087
Federal funds sold and other short-term investments	107,059	82,006

Total cash and cash equivalents	132,315	108,093
Securities available-for-sale, at fair value	93,312	98,368
Securities held-to-maturity (fair value $4,348 and $4,352 at March 31, 2010 and December 31, 2009, respectively)	4,044	4,044
Other investments	17,329	21,577
Loans, net of allowance for loan losses of $34,732 and $29,403, respectively	1,217,510	1,244,594
Loans held-for-sale	8,600	—
Accrued interest receivable	5,117	5,161
Premises and equipment, net	6,173	6,042
Goodwill	17,327	19,327
Core deposit intangibles	297	329
Customers’ liability on acceptances	8,480	3,011
Foreclosed assets, net	26,986	22,291
Cash value of bank owned life insurance	28,887	28,526
Prepaid FDIC assessment	9,873	10,637
Other assets	20,680	17,548

Total assets	$1,596,930	$1,589,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$194,814	$203,427
Interest-bearing	1,171,698	1,160,740

Total deposits	1,366,512	1,364,167
Junior subordinated debentures	36,083	36,083
Other borrowings	26,217	25,513
Accrued interest payable	626	625
Acceptances outstanding	8,480	3,011
Other liabilities	6,801	4,843

Total liabilities	1,444,719	1,434,242

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	44,754	44,718
Common stock, $1.00 par value, 50,000,000 shares authorized; 11,021,315 shares issued and 11,021,315 and 10,926,315 shares outstanding at March 31, 2010 and December 31, 2009, respectively	11,021	10,995
Additional paid-in-capital	28,545	29,114
Retained earnings	68,528	72,505
Accumulated other comprehensive loss	(637)	(1,106)
Treasury stock, at cost, no shares at March 31, 2010 and 68,650 shares at December 31, 2009, respectively	—	(920)

Total shareholders’ equity	152,211	155,306

Total liabilities and shareholders’ equity	$1,596,930	$1,589,548

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Interest income:
Loans	$19,186	$20,390
Securities:
Taxable	790	1,084
Tax-exempt	121	48
Other investments	75	143
Federal funds sold and other short-term investments	56	44

Total interest income	20,228	21,709

Interest expense:
Time deposits	3,346	5,865
Demand and savings deposits	1,621	2,234
Junior subordinated debentures	520	520
Other borrowings	239	292

Total interest expense	5,726	8,911

Net interest income	14,502	12,798
Provision for loan losses	7,898	7,287

Net interest income after provision for loan losses	6,604	5,511

Noninterest income:
Service fees	1,039	1,089
Loan-related fees	95	132
Letters of credit commissions and fees	199	255
Loss on securities transactions, net	(138)	—
Total other-than-temporary-impairment (“OTTI”) on securities	41	(240)
Less: Noncredit portion of “OTTI”	(18)	—

Net impairments on securities	23	(240)
Other noninterest income	386	454

Total noninterest income	1,604	1,690

Noninterest expenses:
Salaries and employee benefits	5,450	5,388
Occupancy and equipment	1,961	1,992
Foreclosed assets, net	837	423
FDIC assessment	811	271
Goodwill impairment	2,000	—
Other noninterest expense	1,971	2,257

Total noninterest expenses	13,030	10,331

Loss before benefit for income taxes	(4,822)	(3,130)
Benefit for income taxes	(1,444)	(1,096)

Net loss	$(3,378)	$(2,034)

Dividends—preferred stock	(563)	(469)

Net loss available to common shareholders	$(3,941)	$(2,503)

Loss per common share:
Basic	$(0.36)	$(0.23)
Diluted	$(0.36)	$(0.23)
Weighted average common shares outstanding:
Basic	10,918	10,875
Diluted	10,918	10,875
Dividends per common share	$—	$0.04

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net loss	$(3,378)	$(2,034)
Other comprehensive income (loss), net of tax:

Change in accumulated loss on effective cash flow derivatives	(245)	—

Unrealized gains (losses) on investment securities, net of tax:
Securities with OTTI charges during the period	26	—
Less: OTTI charges recognized in net income	15	—

Net unrealized gains (losses) on investment securities with OTTI	11	—

Unrealized holding gains arising during the period	615	840
Less: reclassification adjustment for losses included in net income	(88)	—

Net unrealized gains on investment securities	703	840

Other comprehensive income	469	840

Total comprehensive loss	$(2,909)	$(1,194)

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at
	Shares	At par	Shares	At par	capital	earnings	income (loss)	cost	Total
Balance at December 31, 2009	45	$44,718	10,927	$10,995	$29,114	$72,505	$(1,106)	$(920)	$155,306
Re-issuance of treasury stock	—	—	68	—	(700)	—	—	920	220
Issuance of common stock	—	—	26	26	58	—	—	—	84
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	73	—	—	—	73
Net loss	—	—	—	—	—	(3,378)	—	—	(3,378)
Amortization of preferred stock discount	—	36	—	—	—	(36)	—	—	—
Other comprehensive income	—	—	—	—	—	—	469	—	469
Dividends—preferred stock	—	—	—	—	—	(563)	—	—	(563)

Balance at March 31, 2010	45	$44,754	11,021	$11,021	$28,545	$68,528	$(637)	$—	$152,211

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,378)	$(2,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	429	510
Provision for loan losses	7,898	7,287
Impairment on securities and loss on securities	115	240
Goodwill impairment	2,000	—
Loss (gain) on sale of foreclosed assets	392	(175)
Gain on sale of premises and equipment	(5)	—
Amortization of premiums and discounts on securities	(2)	(37)
Amortization of deferred loan fees and discounts	(311)	(540)
Amortization of core deposit intangibles	32	45
Stock-based compensation	73	189
Changes in:
Accrued interest receivable	44	400
Other assets	(2,827)	(842)
Accrued interest payable	1	164
Other liabilities	1,713	(2,117)

Net cash provided by operating activities	6,174	3,090

Cash flows from investing activities:
Purchases of securities available-for-sale	(723)	(49)
Purchases of securities held-to-maturity	—	(1,057)
Purchases of other investments	(23)	(1,066)
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	6,782	6,086
Proceeds from sales and maturities of other investments	4,271	6,800
Net change in loans	4,860	(2,000)
Proceeds from sale of foreclosed assets	950	1,806
Proceeds from sale of premises and equipment	5	—
Purchases of premises and equipment	(560)	(54)

Net cash provided by investing activities	15,562	10,466

Cash flows from financing activities:
Net change in:
Deposits	2,345	106,809
Other borrowings	704	(109,599)
Proceeds from issuance of preferred stock with common stock warrant	—	45,000
Re-issuance of treasury stock	—	85
Cash dividends paid on preferred stock	(563)	(182)
Cash dividends paid on common stock	—	(434)

Net cash provided by financing activities	2,486	41,679

Net increase in cash and cash equivalents	24,222	55,235
Cash and cash equivalents at beginning of period	108,093	38,101

Cash and cash equivalents at end of period	$132,315	$93,336

Supplemental information:

Interest paid	$5,725	$8,748
Income taxes paid	—	100
Noncash investing and financing activities:
Issuance of common stock	304	—
Dividends accrued not paid on preferred stock	287	287
Dividends declared not paid on common stock	—	435
Foreclosed assets acquired	6,037	5,368
Loans originated to finance foreclosed assets	450	1,080

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

A legal entity is referred to as a Variable Interest Entity (“VIE”) if any of the following conditions exist: (1) the total equity at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity. In addition, as specified in VIE accounting guidance, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. All facts and circumstances are taken into consideration when determining whether the Company has variable interest that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements. In the case of the Company’s sole VIE, MCBI Statutory Trust I, it is qualitatively clear based on the extent of the Company’s involvement that the Company is not the primary beneficiary of the VIE. Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. Interim period results are not necessarily indicative of results for a full-year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain items in prior financial statements have been reclassified to conform to the 2010 presentation, with no impact on the balance sheet, net income (loss), shareholders’ equity, or cash flows.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2010
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$53,895	$119	$(21)	$—	$53,993
Obligations of state and political subdivisions	6,444	130	(18)	—	6,556
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	29,384	468	(11)	—	29,841
Privately issued residential	3,703	293	(154)	(1,099)	2,743
Asset backed securities	438	12	—	(271)	179

Total available-for-sale securities	$93,864	$1,022	$(204)	$(1,370)	$93,312

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$304	$—	$—	$4,348

Total held-to-maturity securities	$4,044	$304	$—	$—	$4,348

Other investments
Investment in CDARS	$10,064	$—	$—	$—	$10,064
FHLB/Federal Reserve Bank stock.	6,182	—	—	—	6,182
Investment in subsidiary trust	1,083	—	—	—	1,083

Total other investments	$17,329	$—	$—	$—	$17,329

	As of December 31, 2009
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$57,882	$—	$(654)	$—	$57,228
Obligations of state and political subdivisions	5,724	118	(29)	—	5,813
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	32,014	397	(103)	—	32,308
Privately issued residential	3,947	233	(241)	(1,104)	2,835
Asset backed securities	467	—	—	(283)	184

Total available-for-sale securities	$100,034	$748	$(1,027)	$(1,387)	$98,368

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$308	$—	$—	$4,352

Total held-to-maturity securities	$4,044	$308	$—	$—	$4,352

Other investments
Investment in CDARS	$14,042	$—	$—	$—	$14,042
FHLB/Federal Reserve Bank stock.	6,452	—	—	—	6,452
Investment in subsidiary trust	1,083	—	—	—	1,083

Total other investments	$21,577	$—	$—	$—	$21,577

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the gross unrealized losses and fair value of securities available for sale as of March 31, 2010 for which OTTI has not been recognized, that were in a continuous unrealized loss position for the periods indicated. There were no securities held to maturity in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale
U.S. Treasury and other U.S. government corporations and agencies	$9,969	$(21)	$—	$—	$9,969	$(21)
Obligations of state and political subdivisions	1,528	(18)	—	—	1,528	(18)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	1,329	(10)	20	(1)	1,349	(11)
Privately issued residential	87	(22)	452	(132)	539	(154)

Total securities	$12,913	$(71)	$472	$(133)	$13,385	$(204)

	December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available for sale
U.S. Treasury and other U.S. government corporations and agencies	$52,228	$(654)	$—	$—	$52,228	$(654)
Obligations of state and political subdivisions	1,516	(29)	—	—	1,516	(29)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	10,937	(103)	—	—	10,937	(103)
Privately issued residential	86	(33)	—	—	86	(33)
Asset backed securities	—	—	488	(208)	488	(208)

Total securities	$64,767	$(819)	$488	$(208)	$65,255	$(1,027)

As of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, the $204,000 of unrealized losses is temporary and the remaining $1.4 million represents an unrealized loss for which an other-than-temporary impairment has been recognized in other comprehensive loss.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-Than-Temporary Impairments (OTTI)

The following table represents the impairment activity related to debt securities.

	Three months ended March 31, 2010
	Impairment related to credit losses	Impairment related to other factors	Total impairment
	(In thousands)
Beginning balance, January 1, 2010	$1,203	$1,387	$2,590
Addition of OTTI that was not previously recognized	—	54	54
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	30	30
Transfers from AOCI to OTTI related to credit losses	101	(101)	—
Reclassifications from OTTI to realized losses (1)	(124)	—	(124)

Ending balance, March 31, 2010	$1,180	$1,370	$2,550

(1)	Represents actual pass-through losses on certain private-label mortgage securities.

For the three months ended March 31, 2010, credit-related losses of $88,000 on 40 non-agency residential mortgage-backed securities and $13,000 on four asset-backed securities were recognized. The noncredit portion of these impairments of $5,000 on non-agency residential mortgage-backed securities and $13,000 on asset-backed securities was included in accumulated other comprehensive loss for the three months ended March 31, 2010. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

Other Securities Information

There were no sales of available-for-sale securities or held-to-maturity securities for the three months ended March 31, 2010 and 2009.

At March 31, 2010, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	24,612	24,703	—	—
Within six to ten years	27,207	27,253	—	—
After ten years	8,958	8,772	4,044	4,348
Mortgage-backed securities and collateralized mortgage obligations	33,087	32,584	—	—

Total debt securities	$93,864	$93,312	$4,044	$4,348

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. LOANS

The loan portfolio is classified by major type as follows:

	As of March 31, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$387,856	30.70%	$399,235	31.27%
Real estate mortgage
Residential	32,735	2.59	32,730	2.56
Commercial	746,717	59.11	742,974	58.20

	779,452	61.70	775,704	60.76

Real estate construction
Residential	35,140	2.78	32,257	2.52
Commercial	57,054	4.52	65,532	5.14

	92,194	7.30	97,789	7.66

Consumer and other	3,853	0.30	3,888	0.31

Gross loans	1,263,355	100.00%	1,276,616	100.00%

Unearned discounts, interest and deferred fees	(2,513)		(2,619)

Total loans	1,260,842		1,273,997
Allowance for loan losses	(34,732)		(29,403)

Loans, net	$1,226,110		$1,244,594

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are as follows:

	As of and for the three months ended March 31, 2010	As of and for the three months ended March 31, 2009
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$29,403	$24,235
Provision for loan losses	7,898	7,287
Charge-offs	(2,793)	(7,440)
Recoveries	224	76

Allowance for loan losses at end of period	34,732	24,158

Reserve for unfunded lending commitments at beginning of period	1,043	1,092

Provision for unfunded lending commitments	(55)	112

Reserve for unfunded lending commitments at end of period	988	1,204

Allowance for credit losses	$35,720	$25,362

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of March 31, 2010	As of December 31, 2009
	(Dollars in thousands)
Nonaccrual loans (1)	$64,821	$75,229
Accruing loans 90 days or more past due	1,106	420
Troubled debt restructurings	5,649	4,927
Other real estate (“ORE”)	26,986	22,291

Total nonperforming assets	98,562	102,867

Total nonperforming assets to total assets	6.17%	6.47%
Total nonperforming assets to total loans and ORE	7.65%	7.94%

(1)	Includes loans held-for-sale of $8.6 million at March 31, 2010

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated below were as follows (in thousands):

	As of and for the year ended December 31, 2009	As of and for the three months ended March 31, 2010
Balance as of January 1
Goodwill	$21,827	$21,827
Accumulated impairment losses	—	(2,500)

	21,827	19,327
Impairment losses	(2,500)	(2,000)

Balance as of end of period	$19,327	$17,327

Accumulated impairment losses	$(2,500)	$(4,500)

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment. Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

The Company completed its 2009 annual impairment testing based on information that was as of August 31, 2009. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United. The estimated fair value of Metro United as of August 31, 2009 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date. During the fourth quarter of 2009, the Company’s stock continued to decline further and to trade below book value, therefore the Company performed an additional evaluation of goodwill as of December 31, 2009 and impaired goodwill by $2.5 million.

During the first quarter of 2010, the Company’s stock declined further from prior year end. The Company performed an evaluation of goodwill for the quarter ended March 31, 2010 and impaired goodwill by $2.0 million. Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management reduced the weight of the market approach and relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step one impairment test failed, the Company performed step two analysis to derive the implied fair value of goodwill. As a result of the evaluation, the implied fair value of goodwill was less than the carrying value of goodwill by $2.0 million, and an impairment was recorded in the first quarter of 2010. The charge is a noncash adjustment to the Company’s financial statements recorded as a component of noninterest expense. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of Metro United’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of Metro United over the fair value of its net assets is the implied fair value of goodwill. The Company estimated the fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk adjustments that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. This evaluation and resulting conclusion were significantly affected by the estimated fair value of the loans of Metro United that were evaluated, particularly the market risk adjustment that is a consequence of the current distressed market conditions. It is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in additional goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an impairment of the goodwill.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation. Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. As of March 31, 2010 and 2009, there were 1,806,929 and 1,902,213 antidilutive stock options, respectively. The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Net loss available to common shareholders	$(3,941)	$(2,503)

Weighted average common shares in basic EPS	10,918	10,875
Effect of dilutive securities	—	—

Weighted average common and potentially dilutive common shares used in diluted EPS	10,918	10,875

Loss per common share:
Basic	$(0.36)	$(0.23)
Diluted	$(0.36)	$(0.23)

6. COMMITMENTS AND CONTINGENCIES

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2010 and December 31, 2009 is presented below:

	As of March 31, 2010	As of December 31, 2009
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$105,591	$121,166
Standby letters of credit	7,653	12,556
Commercial letters of credit	7,684	10,415
Operating leases	6,135	6,133

Total financial instruments with off-balance sheet risk	$127,063	$150,270

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation. The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

7. REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the Company. Under applicable restrictions as of December 31, 2009, no dividends could be paid by MetroBank and Metro United to the Company without regulatory approval. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2010, that the Company and the Banks met all capital adequacy requirements to which they were subject.

As of March 31, 2010, the most recent notifications from the OCC with respect to MetroBank and the FDIC with respect to Metro United categorized MetroBank and Metro United both as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$182,441	13.56%	$107,616	8.00%	N/A	N/A	%
MetroBank, N.A.	137,764	14.12	78,060	8.00	97,575	10.00
Metro United Bank	43,373	11.76	29,499	8.00	36,874	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	165,392	12.29	53,808	4.00	N/A	N/A
MetroBank, N.A.	125,411	12.85	39,030	4.00	58,545	6.00
Metro United Bank	38,687	10.49	14,750	4.00	22,124	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	165,392	10.52	62,885	4.00	N/A	N/A
MetroBank, N.A.	125,411	11.20	44,808	4.00	56,010	5.00
Metro United Bank	38,687	8.49	18,224	4.00	22,780	5.00

As of December 31, 2009
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$189,043	13.80%	$109,586	8.00%	N/A	N/A	%
MetroBank, N.A.	138,342	14.01	79,012	8.00	98,766	10.00
Metro United Bank	48,625	12.74	30,537	8.00	38,171	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	171,756	12.54	54,793	4.00	N/A	N/A
MetroBank, N.A.	125,853	12.74	39,506	4.00	59,259	6.00
Metro United Bank	43,832	11.48	15,268	4.00	22,903	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	171,756	10.76	63,845	4.00	N/A	N/A
MetroBank, N.A.	125,853	10.69	47,113	4.00	58,891	5.00
Metro United Bank	43,832	10.47	16,750	4.00	20,937	5.00

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of and changes in each component of accumulated other comprehensive income as of and for the three months ended March 31, 2010 are as follows (net of taxes):

	Gains (Loss) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Losses)
Balance December 31, 2009	$(39)	$(888)	$(179)	$(1,106)
Current period change	(245)	11	703	469

Balance March 31, 2010	$(284)	$(877)	$524	$(637)

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notional amount of the interest rate derivative contract outstanding at March 31, 2010 and December 31, 2009 was $17.5 million, and the estimated fair value at March 31, 2010 and December 31, 2009 was ($445,000) and ($61,000), respectively. The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows. There were no interest rate derivatives designated as hedges of cash flows at March 31, 2009.

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended March 31, 2010	Derivatives—effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives— effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(384)	$(384)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts. The Company had no credit exposure relating to the interest rate swap at March 31, 2010. The amount of cash collateral posted by the Company related to derivative contracts totaled $875,000 at March 31, 2010.

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

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31, 2010				For the three months ended March 31, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$14,834	$5,378	$16	$20,228	$16,144	$5,549	$16	$21,709
Total interest expense	3,617	1,582	527	5,726	5,991	2,390	530	8,911

Net interest income	11,217	3,796	(511)	14,502	10,153	3,159	(514)	12,798
Provision for loan losses	3,600	4,298	—	7,898	5,188	2,099	—	7,287

Net interest income after provision for loan losses	7,617	(502)	(511)	6,604	4,965	1,060	(514)	5,511
Noninterest income	1,821	99	(316)	1,604	2,174	103	(347)	1,930
Noninterest expenses	7,759	5,255	16	13,030	8,129	2,322	120	10,571

Income (loss) before income tax provision	1,679	(5,658)	(843)	(4,822)	(990)	(1,159)	(981)	(3,130)
Provision (benefit) for income taxes	339	(1,533)	(250)	(1,444)	(363)	(456)	(277)	(1,096)

Net income (loss)	$1,340	$(4,125)	$(593)	$(3,378)	$(627)	$(703)	$(704)	$(2,034)

	As of March 31, 2010				March 31, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Net loans	$879,862	$346,248	$—	$1,226,110	$947,155	$364,543	$—	$1,311,698
Total assets	1,137,463	463,210	(3,743)	1,596,930	1,195,462	429,281	(2,736)	1,622,007

Deposits	970,334	403,445	(7,267)	1,366,512	1,030,239	357,417	(11,694)	1,375,962

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is reported based on a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at March 31, 2010 and December 31, 2009:

	Fair Value Measurements, using
	(In thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
March 31, 2010
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$—	$53,993	$—	$53,993
Obligations of state and political subdivisions	—	6,556	—	6,556
Mortgage-backed securities and collateralized mortgage obligations			—
Government issued or guaranteed	—	29,841	—	29,841
Privately issued residential	—	2,743	—	2,743
Asset backed securities	—	179	—	179

Total available-for-sale securities	—	93,312	—	93,312
Loans held-for-sale (1)	8,600			8,600

Total assets measured at fair value on a recurring basis	$8,600	$93,312	$—	$101,912

Derivative liabilities
Interest rate swap	$—	$(445)	$—	$(445)

December 31, 2009
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$—	$57,228	$—	$57,228
Obligations of state and political subdivisions	—	5,813	—	5,813
Mortgage-backed securities and collateralized mortgage obligations			—
Government issued or guaranteed	—	32,308	—	32,308
Privately issued residential	—	2,835	—	2,835
Asset backed securities	—	184	—	184

Total available-for-sale securities	$—	$98,368	$—	$98,368

Derivative liabilities
Interest rate swap	$—	$(61)	$—	$(61)

(1)	Loans held-for-sale represents a single loan with fair value based on contract sales price that was sold in April 2010.

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

Goodwill. Goodwill is measured at fair value on a non-recurring basis using Level 3 inputs. In the first step of a goodwill impairment test, the Company primarily uses a review of the valuation of recent guideline bank acquisitions, if available, as well as discounted cash flow analysis. If the second step of a goodwill impairment test is required, the implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. See Note 4 “Goodwill” for additional information.

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of March 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $17.8 million were reduced by specific valuation allowance allocations of $2.7 million to a fair value of $15.1 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $5.6 million were reduced by specific valuation allowance allocations of $267,000 to a fair value of $5.3 million based on collateral valuations utilizing Level 3 valuation inputs. At December 31, 2009, impaired loans with a carrying value of $14.6 million were reduced by specific valuation allowance allocations of $2.0 million to a fair value of $12.6 million based on collateral valuations utilizing Level 2 valuation inputs. Impaired loans with a carrying value of $9.2 million were reduced by specific valuation allowance allocations of $726,000 to a fair value of $8.4 million based on collateral valuations utilizing Level 3 valuation inputs.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010		As of December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$132,315	$132,315	$108,093	$108,093
Investment securities available-for-sale	93,312	93,312	98,368	98,368
Investment securities held-to-maturity	4,044	4,348	4,044	4,352
Other investments	17,329	17,329	21,577	21,577
Loans held-for-investment, net	1,217,510	1,107,989	1,244,594	1,133,959
Loans held-for-sale	8,600	8,600	—	—
Cash value of bank owned life insurance	28,887	28,887	28,526	28,526
Accrued interest receivable	5,117	5,117	5,161	5,161

Financial Liabilities
Deposits
Transaction accounts	723,373	723,373	705,987	705,987
Time deposits	643,139	642,862	658,180	659,296

Total deposits	1,366,512	1,366,235	1,364,167	1,365,283

Other borrowings	26,217	28,127	25,513	27,429
Junior subordinated debentures	36,083	37,070	36,083	37,883
Interest rate derivative	445	445	61	61
Accrued interest payable	626	626	625	625

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	258	—	224
Standby letters of credit	—	7	—	16
Commercial letters of credit	—	—	—	—

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value. The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, cash value of bank owned life insurance, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and negligible credit risks.

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12. RELATED PARTY TRANSACTIONS

In February 2010, the Company issued a promissory note to each of the Company’s Chairman of the Board and an affiliate of one of the Company’s 5% or more shareholders. Each note was issued for a principal amount of $500,000. The notes mature February 10, 2011 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010. The proceeds from issuance of the promissory notes were used for general corporate purposes.

On April 23, 2010, the Company sold 300,000 shares of its common stock at $3.23 per share to an affiliate of one of the Company’s 5% or more shareholders in a private placement. See Note 13 “Subsequent Events” for additional information.

13. SUBSEQUENT EVENTS

On April 23, 2010, the Company sold 1,250,000 shares of its common stock at $3.23 per share to accredited investors in a private placement. The purchase price of $3.23 per share was approved by the Board of Directors of the Company on March 26, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company’s common stock on The Nasdaq Global Market for the 10 trading days ending on and including March 31, 2010. The approximate $4.0 million in net proceeds will be used by the Company for general corporate purposes.

14. NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

FASB ASC Topic 860, “Transfers and Servicing.” ASC Topic 860 amends prior accounting guidance to enhance

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting about transfers of financial assets, including securitization, and where companies have continuing exposure to the risks related to the transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Accounting Standards Update (“ASU”) 2010-06 provides amendments to Topic 820 that provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures were effective January 1, 2010, except for the disclosures abut purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

Overview

The Company recorded a net loss of $3.4 million for the three months ended March 31, 2010, compared with a net loss of $2.0 million for the same quarter in 2009. The Company’s diluted loss per common share for the three months ended March 31, 2010 was $0.36, compared with a loss per diluted share of $0.23 for the same quarter in 2009. Diluted earnings (loss) per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.

Total assets were $1.60 billion at March 31, 2010, an increase of $7.4 million or 0.5% from $1.59 billion at December 31, 2009. Available-for-sale investment securities at March 31, 2010 were $93.3 million, a decrease of $5.1 million or 5.1% from $98.4 million at December 31, 2009. Net loans at March 31, 2010 were $1.23 billion, a decrease of $18.5 million or 1.5% from $1.24 billion at December 31, 2009. Total deposits at March 31, 2010 were $1.37 billion, an increase of $2.3 million or 0.2% from $1.36 billion at December 31, 2009. Other borrowings at March 31, 2010 were $26.2 million, a decrease of $704,000 or 2.8% from $25.5 million at December 31, 2009. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2010 and 2009 was (0.86%) and (0.51%), respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2010 and 2009 was (8.68%) and (5.18%), respectively. Shareholders’ equity at March 31, 2010 was $152.2 million compared to $155.3 million at December 31, 2009, a decrease of approximately $3.1 million or 2.0%. Details of the changes in the various components of net income are further discussed below.

Recent Developments

On April 23, 2010, the Company sold 1,250,000 shares of its common stock at $3.23 per share to accredited investors in a private placement. The purchase price of $3.23 per share was approved by the Board of Directors of the Company on March 26, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company’s common stock on The Nasdaq Global Market for the 10 trading days ending on and including March 31, 2010. The approximate $4.0 million in net proceeds will be used by the Company for general corporate purposes.

In April 2010, nonperforming assets were reduced by $17.9 million. Several ORE properties were sold resulting in a $9.3 million reduction in ORE. Of the total, $5.4 million was from Texas, and $3.9 million was from California. There were no significant losses recorded in April 2010 on these sales. Additionally, $1.3 million was charged off on a $9.9 million nonperforming loan in the first quarter of 2010, and was reported as held-for-sale at March 31, 2010. In April 2010, the loan was sold at no gain or loss.

On May 6, 2010, with the approval of the Board of Directors, the Company elected to further preserve its capital resources and decided to defer the May 2010 dividend payment on its Fixed Rate Cumulative Perpetual Preferred Stock, (the “Series A Preferred Stock”) issued to the U.S. Treasury in connection with the Company’s participation in the Capital Purchase Program (“CPP”) as permitted under the Statement of Designation. Any future determination relating to dividend payments on the Series A Preferred Stock will be made at the discretion of the Company’s Board of Directors and will depend on a number of factors, including the Company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that the Board of Directors may deem relevant.

In the event that the Company defers paying dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the Company must increase the authorized number of directors then constituting its Board of Directors by two. Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with the same voting rights, will be entitled to elect the two additional members of the Board of Directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2010, net interest income, before the provision for loan losses, was $14.5 million, an increase of $1.7 million or 13.3% compared with $12.8 million for the same period in 2009. The increase was primarily due to lower deposit costs. Average interest-earning assets for the three months ended March 31, 2010 were $1.48 billion, a decrease of $27.7 million or 1.8% compared with $1.51 billion for the same period in 2009. The weighted average yield on interest-earning assets for the first quarter of 2010 was 5.53%, a decrease of 30 basis points compared with 5.83% for the same quarter in 2009. Average interest-bearing liabilities for the three months ended March 31, 2010 were $1.22 billion, an increase of $3.0 million or 0.2% compared with $1.22 billion for the same period in 2009. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2010 was 1.90%, a decrease of 106 basis points compared with 2.96% for the same quarter in 2009. The average interest rate decreased as rates on transaction accounts were reduced and higher cost time deposits matured and were replaced with lower cost deposits.

The net interest margin for the three months ended March 31, 2010 was 3.97%, an increase of 53 basis points compared with 3.44% for the same period in 2009. The increase was primarily the result of lower deposit costs.

Total Interest Income. Total interest income for the three months ended March 31, 2010 was $20.2 million, a decrease of $1.5 million or 6.8% compared with $21.7 million for the same period in 2009. The decrease was primarily due to lower loan volume and an increase in nonperforming assets.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2010 was $19.2 million, a decrease of $1.2 million or 5.9% compared with $20.4 million for the same quarter in 2009. The decrease was the result of lower loan volume and an increase in nonperforming assets during the first quarter of 2010, compared with the same quarter in 2009. Average total loans for the three months ended March 31, 2010 were $1.27 billion compared to $1.34 billion for the same period in 2009, a decrease of approximately $68.4 million or 5.1%. For the first quarter of 2010, the average yield on loans was 6.11% compared to 6.16% for the same quarter in 2009, a decrease of 5 basis points.

Approximately $863.8 million or 68.4% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates. For the three months ended March 31, 2010, the average yield on total loans was approximately 286 basis points above the prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At March 31, 2010, approximately $717.4 million in loans or 56.8% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.29%. At March 31, 2009, variable rate loans with interest rate floors carried a weighted average interest rate of 6.48% and comprised 54.2% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, federal funds sold, and other investments) for the three months ended March 31, 2010 was $1.0 million, a decrease of approximately $277,000 or 21.0% compared to $1.3 million for the same period in 2009. The decrease in interest income from investments was primarily the result of declining interest rates and the effect of paydowns and calls of securities. Average total investments for the three months ended March 31, 2010 were $209.4 million compared to average total investments for the same period in 2009 of $168.7 million, an increase of approximately $40.7 million or 24.1%. The increase was primarily the result of an increase in federal funds sold and other short-term investments, partially offset by a decrease in other investments. For the first quarter 2010, the average yield on total investments was 2.02% compared to 3.17% for the same quarter in 2009, a decrease of 115 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2010 was $5.7 million, a decrease of approximately $3.2 million or 35.7% compared to $8.9 million for the same period in 2009. The decrease primarily reflected lower deposit cost.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2010 was $5.0 million, a decrease of approximately $3.1 million or 38.7% compared to $8.1 million for the same period in 2009. Average interest-bearing deposits for the three months ended March 31, 2010 were $1.16 billion compared to average interest-bearing deposits for the same period in 2009 of $1.12 billion, an increase of $40.7 million or 3.6%. The average interest rate paid on interest-bearing deposits for the first quarter of 2010 was 1.73% compared to 2.93% for the same quarter in 2009, a decrease of 120 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to decreased rates on transaction accounts and the replacement of higher cost time deposits with lower cost deposits as they matured.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended March 31, 2010 was $239,000, a decrease of $53,000 compared to $292,000 for the same period in 2009. Average borrowed funds for the three months ended March 31, 2010 and 2009 were $26.1 million and $63.8 million, respectively. The average interest rate paid on borrowed funds for the first quarter of 2010 was 3.71% compared to 1.86% for the same quarter in 2009. The cost increased as lower cost short-term FHLB borrowings were repaid and higher cost long-term borrowings remained outstanding.

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

	For The Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,273,656	$19,186	6.11%	$1,342,104	$20,390	6.16%
Taxable securities	90,668	790	3.53	97,468	1,084	4.51
Tax-exempt securities	10,242	121	4.79	3,977	48	4.89
Other investments (2)	17,665	75	1.72	24,443	143	2.37
Federal funds sold and other short-term investments	90,858	56	0.25	42,846	44	0.42

Total interest-earning assets	1,483,089	20,228	5.53	1,510,838	21,709	5.83
Allowance for loan losses	(31,381)			(23,691)

Total interest-earning assets, net of allowance for loan losses	1,451,708			1,487,147
Noninterest-earning assets	141,772			117,842

Total assets	$1,593,480			$1,604,989

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$54,305	$69	0.52%	$55,291	$71	0.52%
Savings and money market accounts	469,391	1,552	1.34	363,912	2,163	2.41
Time deposits	638,573	3,346	2.13	702,400	5,865	3.39
Junior subordinated debentures	36,083	520	5.76	36,083	520	5.76
Other borrowings	26,140	239	3.71	63,822	292	1.86

Total interest-bearing liabilities	1,224,492	5,726	1.90	1,221,508	8,911	2.96
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	199,290			206,622
Other liabilities	11,891			17,544

Total liabilities	1,435,673			1,445,674

Shareholders’ equity	157,807			159,315

Total liabilities and shareholders’ equity	$1,593,480			$1,604,989

Net interest income		$14,502			$12,798

Net interest spread			3.63%			2.87%
Net interest margin			3.97%			3.44%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2010 vs 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,040)	$(164)	$(1,204)
Taxable securities	(76)	(218)	(294)
Tax-exempt securities	76	(3)	73
Other investments	(40)	(28)	(68)
Federal funds sold and other short-term investments	49	(37)	12

Total increase (decrease) in interest income	(1,031)	(450)	(1,481)

Interest-bearing liabilities:
Interest-bearing demand deposits	(2)	—	(2)

Savings and money market accounts	627	(1,238)	(611)
Time deposits	(533)	(1,986)	(2,519)
Junior subordinated debentures	—	—	—
Other borrowings	(172)	119	(53)

Total increase (decrease) in interest expense	(80)	(3,105)	(3,185)

Increase (decrease) in net interest income	$(951)	$2,655	$1,704

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2010 was $7.9 million, an increase of approximately $611,000, compared to $7.3 million for the same period in 2009. The increase was primarily due to higher nonperforming assets for the first quarter of 2010. The allowance for loan losses as a percent of total loans was 2.75% at March 31, 2010 and 2.31% at December 31, 2009, and increased compared with 1.81% at March 31, 2009.

Noninterest Income. Noninterest income for the three months ended March 31, 2010 was $1.6 million, down $86,000 or 5.1% compared with the same period in 2009. The decrease for the three months ended March 31, 2010 was primarily related to OTTI charges and realized losses on securities.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2010 was $13.0 million, an increase of $2.7 million or 26.1% compared with the same period in 2009, mainly attributable to a $2.0 million goodwill impairment charge, and higher expenses related to foreclosed assets and FDIC assessments.

Salaries and employee benefits expense for the three months ended March 31, 2010 was $5.5 million, an increase of $62,000 compared with $5.4 million for the same period in 2009, primarily due to an increase in employee health care benefits.

Occupancy and equipment expense of $2.0 million for the three months ended March 31, 2010 were approximately the same compared with the first quarter of 2009.

The FDIC assessment for the three months ended March 31, 2010 was $811,000, an increase of $540,000 compared to $271,000 for the same period in 2009 due primarily to higher assessments.

Other noninterest expense for the three months ended March 31, 2010 was $2.0 million, a decrease of $286,000 compared to $2.3 million for the same period in 2009, due primarily to a decline in legal fees.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities. The efficiency ratio for the three months ended March 31, 2010 was 68.58%, a decrease from 70.15% for the same quarter in 2009, and was primarily the result of the increase in net interest income through lower deposit costs.

Income Taxes. Income tax benefit for the three months ended March 31, 2010 was $1.4 million, an increase of $348,000 compared with $1.1 million for the same period in 2009. The Company’s effective tax rate was 29.9% and 35.0% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate was due primarily to the non-deductible goodwill impairment.

Financial Condition

Loan Portfolio. Total loans at March 31, 2010 were $1.26 billion, a decrease of $13.2 million or 1.0% compared with $1.27 billion at December 31, 2009. Compared to the loan level at December 31, 2009, real estate loans decreased $1.8 million or 0.2% during the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, the ratio of total loans to total deposits was 92.27%, and 93.39%, respectively. Total loans represented 78.95% and 80.15% of total assets at March 31, 2010 and December 31, 2009, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$387,856	30.70%	$399,235	31.27%
Real estate mortgage
Residential	32,735	2.59	32,730	2.56
Commercial	746,717	59.11	742,974	58.20

	779,452	61.70	775,704	60.76

Real estate construction
Residential	35,140	2.78	32,257	2.52
Commercial	57,054	4.52	65,532	5.14

	92,194	7.30	97,789	7.66

Consumer and other	3,853	0.30	3,888	0.31

Gross loans	1,263,355	100.00%	1,276,616	100.00%

Unearned discounts, interest and deferred fees	(2,513)		(2,619)

Total loans	1,260,842		1,273,997
Allowance for loan losses	(34,732)		(29,403)

Loans, net	$1,226,110		$1,244,594

Nonperforming Assets. At March 31, 2010, total nonperforming assets consisted of $64.8 million in nonaccrual loans, $1.1 million of accruing loans 90 days or more past due, $5.6 million of troubled debt restructurings, and $27.0 million in other real estate (“ORE”). Total nonperforming assets decreased $4.3 million to $98.6 million at March 31, 2010 from $102.9 million at December 31, 2009, which consisted of an $8.2 million decrease in Texas, partially offset by a $3.9 million increase in California. The decrease in nonperforming assets in Texas consists of a $10.0 million decline in nonaccrual loans and a $3.9 million decline in troubled debt restructurings (“TDR”), which were partially offset by increases of $5.0 million in ORE and $686,000 in loans over 90 days past due. In Texas, eight loans comprise the majority of the net decrease in nonaccrual loans, which included $3.0 million in paydowns, one $917,000 loan rating upgrade, $4.8 million transferred to ORE and $2.6 million in write-downs, partially offset by two loans totaling $1.6 million which moved to nonaccrual status. Of the $2.6 million in write-downs, $1.3 million was related to an impaired loan of $9.9 million that was transferred to loans held-for-sale. The decrease in TDRs relates to two loans that have performed according to restructured terms since the second quarter of 2009. In California, two hospitality loan relationships totaling $4.6 million were added to TDR status, which were partially offset by declines of $404,000 in nonaccrual loans and $311,000 in ORE.

On a linked-quarter basis, ORE increased by approximately $4.7 million compared with December 31, 2009, which included the addition of five commercial land parcels totaling $4.4 million, residential lots totaling $520,000 and two commercial buildings totaling $407,000 in Texas, and a $208,000 commercial building in California, partially offset by write-downs of approximately $520,000 in California.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan. There were no sales of SBA loans for the three months ended March 31, 2010 or 2009.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of March 31, 2010	As of December 31, 2009
	(Dollars in thousands)
Nonaccrual loans (1)	$64,821	$75,229
Accruing loans 90 days or more past due	1,106	420
Troubled debt restructurings	5,649	4,927
Other real estate (“ORE”)	26,986	22,291

Total nonperforming assets	98,562	102,867

Total nonperforming assets to total assets	6.17%	6.47%
Total nonperforming assets to total loans and ORE	7.65%	7.94%

(1)	Includes loans held-for-sale of $8.6 million at March 31, 2010

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of March 31, 2010	As of December 31, 2009
	(Dollars in thousands)
Impaired loans with no valuation reserve	$47,079	$56,413
Impaired loans with a valuation reserve	23,391	23,743

Total recorded investment in impaired loans	$70,470	$80,156

Valuation allowance related to impaired loans	$2,954	$2,731

The average recorded investment in impaired loans during the three months ended March 31, 2010 and the year ended December 31, 2009 was $75.5 million and $49.8 million, respectively. Interest income of $77,000 and $8,000 was recognized on impaired loans for the three months ended March 31, 2010 and 2009, respectively.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2010 and 2009, the allowance for loan losses was $34.7 million and $24.2 million, respectively, or 2.75% and 1.81% of total loans, respectively. At December 31, 2009, the allowance for loan losses was $29.4 million, or 2.31% of total loans. Net charge-offs for the three months ended March 31, 2010 and 2009 were $2.6 million and $7.4 million, respectively. The first quarter 2010 charge-offs primarily consisted of $2.7 million in loans from Texas and $115,000 in loans from California, partially offset by recoveries of $218,000 from both Texas and California.

The allowance for loan losses provides for the risk of losses inherent in the lending process and the Company allocates the allowance for loan losses according to management’s assessments of risk inherent in the loan portfolio. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible in whole or in part. Recoveries are recorded when cash payments are received. In developing the assessment, the Company relies on estimates and exercises judgment regarding matters where the ultimate outcome is uncertain. Circumstances may change and future assessments of credit risk may yield materially different results, resulting in an increase or decrease in the allowance for loan losses.

The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for loan losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade and grade migration, (2) specific reserves on larger individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages, and (4) a reserve for unfunded lending commitments.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Average total loans outstanding for the period	$1,273,656	$1,342,104

Total loans outstanding at end of period	$1,260,842	$1,335,856

Allowance for loan losses at beginning of period	$29,403	$24,235
Provision for loan losses	7,898	7,287
Charge-offs:
Commercial and industrial	(172)	(6,630)
Real estate mortgage	(1,589)	(433)
Real estate construction	(967)	(339)
Consumer and other	(65)	(38)

Total charge-offs	(2,793)	(7,440)

Recoveries:
Commercial and industrial	210	74
Real estate mortgage	—	1
Real estate construction	—	—
Consumer and other	14	1

Total recoveries	224	76

Net (charge-offs) recoveries	(2,569)	(7,364)

Allowance for loan losses at end of period	34,732	24,158

Reserve for unfunded lending commitments at beginning of period	1,043	1,092
Provision for unfunded lending commitments	(55)	112

Reserve for unfunded lending commitments at end of period	988	1,204

Allowance for credit losses	$35,720	$25,362

Ratio of allowance for loan losses to end of period total loans	2.75%	1.81%
Ratio of net (charge-offs) recoveries to average total loans	(0.20)%	(0.55)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	48.52%	44.89%

(1)	Total nonperforming loans are nonaccrual loans plus loans over 90 days past due.

Securities. At March 31, 2010, the available-for-sale securities portfolio was $93.3 million, a decrease of $5.1 million or 5.1% compared with $98.4 million at December 31, 2009. The decrease was primarily due to calls on U.S. government agency securities and principal payments on mortgage-backed securities and collateralized mortgage obligations. At March 31, 2010 and December 31, 2009, the held-to-maturity portfolio was $4.0 million. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, municipal securities and obligations of U.S. government sponsored enterprises. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include CDARS One-Way Sell investments (“CDARS”), Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, and the investment in subsidiary trust, were $17.3 million at March 31, 2010, a decrease of $4.2 million or 19.7% compared with $21.6 million at December 31, 2009. The decrease is primarily the result of maturities of CDARS.

Deposits. At March 31, 2010, total deposits were $1.37 billion, an increase of $2.3 million or 0.2% compared with $1.36 billion at December 31, 2009, primarily due to growth in certificates of deposit. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2010 and December 31, 2009 was 14.3% and 14.9%, respectively. Interest-bearing deposits at March 31, 2010 were $1.17 billion, an increase of $11.0 million or 0.9% compared with $1.16 billion at December 31, 2009.

Junior Subordinated Debentures. Junior subordinated debentures at March 31, 2010 and December 31, 2009 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011. See Note 9, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at March 31, 2010 were $26.2 million, a decrease of approximately $704,000 or 2.8% compared to other borrowings of $25.5 million at December 31, 2009. Other borrowings at March 31, 2010 primarily include $25.0 million in security repurchase agreements, $1.0 million in debentures, and Federal Reserve TT&L. The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

In February 2010, the Company issued a promissory note to each of the Company’s Chairman of the Board and an affiliate of one of the Company’s 5% or more shareholders. Each note was issued for a principal amount of $500,000. The notes mature February 10, 2011 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010. The proceeds from issuance of the promissory notes were used for general corporate purposes.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Three Months Ended March 31, 2010	As of and for the Year Ended December 31, 2009
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$—	$—
average during the period	—	22
maximum month-end balance during the period	—	—
Interest rate at end of period	—	—%
Interest rate during the period	—%	0.50

FHLB Notes and Advances:
at end of period	$—	$—
average during the period	1	10,695
maximum month-end balance during the period	—	55,000
Interest rate at end of period	—%	—%
Interest rate during the period	0.21	0.50

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Debentures:
at end of period	$1,000	$—
average during the period	550	153
maximum month-end balance during the period	1,000	—
Interest rate at end of period	5.00%	—%
Interest rate during the period	5.00	7.19

Federal Reserve TT&L:
at end of period	$217	$513
average during the period	589	687
maximum month-end balance during the period	389	1,020

Liquidity. The Company’s loan to deposit ratio at March 31, 2010 and 2009 was 92.27% and 97.09%, respectively. As of March 31, 2010, the Company had commitments to fund loans in the amount of $105.6 million. At this same date, the Company had stand-by letters of credit of $7.7 million. Available sources to fund these commitments and other cash demands of the

Company come from loan and investment securities repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $363.4 million from the FHLBs, $19.9 million from the FRB discount window, and $12.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2010 was $152.2 million compared to $155.3 million at December 31, 2009, a decrease of $3.1 million. The decrease was primarily the result of the net loss for the three months ending March 31, 2010 and the payment of dividends on preferred stock.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of March 31, 2010 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At March 31, 2010
The Company
Leverage ratio	4.00	%(1)	N/A %	10.52%
Tier 1 risk-based capital ratio	4.00		N/A	12.29
Risk-based capital ratio	8.00		N/A	13.56
MetroBank
Leverage ratio	4.00	%(2)	5.00%	11.20%
Tier 1 risk-based capital ratio	4.00		6.00	12.85
Risk-based capital ratio	8.00		10.00	14.12
Metro United
Leverage ratio	4.00	%(3)	5.00%	8.49%
Tier 1 risk-based capital ratio	4.00		6.00	10.49
Risk-based capital ratio	8.00		10.00	11.76

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

Allowance for loan losses. The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “—Financial Condition—Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments.”

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

The Company also considered the fair value of Metro United in relationship to the Company’s stock price and performed a reconciliation to market price. This reconciliation was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its segments, MetroBank and Metro United. The allocation was based upon an average of the following internal ratios:

•	Metro United’s assets as a percentage of total assets

•	Metro United’s loans as a percentage of total loans

•	Metro United’s deposits as a percentage of total deposits

•	Metro United’s stockholder’s equity as a percentage of total stockholders’ equity

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

Based on the fair value of Metro United’s assets and liabilities at August 31, 2009, the implied fair value of goodwill exceeded its carrying value. During the fourth quarter of 2009, the Company’s stock continued to decline further and to trade below book value, therefore the Company performed an additional evaluation of goodwill as of December 31, 2009 and impaired goodwill by $2.5 million.

Current Evaluation

During the first quarter of 2010, the Company’s stock declined further from prior year end. The Company performed an evaluation of goodwill for the quarter ended March 31, 2010 and impaired goodwill by $2.0 million. Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management reduced the weight of the market approach and relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step one impairment test failed, the Company performed step two analysis to derive the implied fair value of goodwill. As a result of the evaluation, the implied fair value of goodwill was less than the carrying value of goodwill by $2.0 million, and an impairment was recorded in the first quarter of 2010. The charge is a noncash adjustment to the Company’s financial statements recorded as a component of noninterest expense. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

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

Impairment of investment securities. Investments classified as available-for-sale are carried at fair value and the impact of changes in fair value are recorded on the consolidated balance sheet as an unrealized gain or loss in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Securities classified as available-for-sale or held-to-maturity are subject to review to identify when a decline in value is other-than-temporary. Factors considered in determining whether a decline in value is other-than-temporary include: the extent and the duration of the decline; the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); the financial condition of and near-term prospects of the issuer, and the Company’s intent to sell and whether or not it is more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings.

For debt securities, determining credit-related impairment is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates are determined based on prepayment assumptions, default rates and loss severity rates derived from widely accepted third-party data sources. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. See Note 2 “Securities” to the Condensed Consolidated Financial Statements for additional discussion on other-than-temporary impairment.

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

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Sensitivity and Liquidity.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective as of the end of the period covered by this report, due to a material weakness in internal control over financial reporting related to internal controls over staffing and monitoring of nonperforming loans that was identified and reported as a material weakness in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, this material weakness in internal control over financial reporting has not been fully remediated.

Changes in Internal Control over Financial Reporting. In order to remediate the material weakness identified in its assessment of the Company’s internal controls over financial reporting as of December 31, 2010, management assigned dedicated and experienced resources at the Company with the responsibility of monitoring loans and related risk grade changes. The

Company intends to continue to monitor, evaluate and test the operating effectiveness of these controls. Other than the identification of the material weakness described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the internal control over financial reporting and will address the related material weakness identified as of December 31, 2009 that has remained as a material weakness as of March 31, 2010. However, because the internal control process requires repeatable process execution and approval, the successful execution of controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

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

Except for the addition of the risk factor described below, there have been no material changes in the risk factors previously described under “Item 1A. Risk Factors” in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 18, 2010.

The Company has elected to defer the dividend payment on its Series A Preferred Stock; as a result, the Company is precluded from making any dividend payments on its Common Stock or any Common Stock repurchases, and such deferral may trigger the Series A Preferred Stock holders’ right to appoint two directors to the Company’s Board of Directors.

On May 6, 2010, with the approval by the Board of Directors, the Company elected to defer the dividend payment on its Series A Preferred Stock. Having deferred the dividend payment, the Company is prohibited, pursuant to the terms of the Company’s participation in the CPP, from paying any future dividends on its Common Stock until all dividends payable to the U.S. Treasury under the CPP have been paid in full. Additionally, as long as the Series A Preferred Stock is outstanding repurchases or redemption relating to certain equity securities, including the Common Stock, are prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions. Further, the Company is prohibited from increasing any future dividends on its Common Stock above the $0.04 per share quarterly dividend paid for the quarter ended September 30, 2008. This restriction on Company’s ability to increase its Common Stock dividends will continue until either the Company redeems all of the Series A Preferred Stock, or January 16, 2012, whichever is earliest. In April, 2009, the Company suspended the payment of dividends on its Common Stock indefinitely.

In the event that the Company defers paying dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the Company must increase the authorized number of directors then constituting its Board of Directors by two. Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with the same voting rights, will be entitled to elect the two additional members of the Board of Directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	[Reserved]

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Identification of Exhibit

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

11	Computation of Earnings Per Common Share, included as Note 5 to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/S/ GEORGE M. LEE
Date: May 7, 2010		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: May 7, 2010	By:	/S/ DAVID C. CHOI
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Identification of Exhibit

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

11	Computation of Earnings Per Common Share, included as Note 5 to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.