Form 10-Q
period 2010-06-30
MetroCorp Bancshares, Inc.
filed 2010-08-06
CIK 1068300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 2, 2010, the number of outstanding shares of Common Stock was 12,276,315.

PART I

FINANCIAL INFORMATION

Item	1. Financial Statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$24,762	$26,087
Federal funds sold and other short-term investments	133,027	82,006

Total cash and cash equivalents	157,789	108,093
Securities available-for-sale, at fair value	141,691	98,368
Securities held-to-maturity (fair value $4,377 and $ 4,352 at June 30, 2010 and December 31, 2009, respectively)	4,044	4,044
Other investments	17,238	21,577
Loans, net of allowance for loan losses of $36,004 and $29,403 at June 30, 2010 and December 31, 2009, respectively	1,189,018	1,244,594
Accrued interest receivable	5,045	5,161
Premises and equipment, net	5,879	6,042
Goodwill	17,327	19,327
Core deposit intangibles	266	329
Customers' liability on acceptances	9,021	3,011
Foreclosed assets, net	18,483	22,291
Cash value of bank owned life insurance	29,249	28,526
Prepaid FDIC assessment	9,146	10,637
Other assets	19,963	17,548

Total assets	$1,624,159	$1,589,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$199,068	$203,427
Interest-bearing	1,157,851	1,160,740

Total deposits	1,356,919	1,364,167
Junior subordinated debentures	36,083	36,083
Other borrowings	57,021	25,513
Accrued interest payable	583	625
Acceptances outstanding	9,021	3,011
Other liabilities	7,600	4,843

Total liabilities	1,467,227	1,434,242

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	45,356	44,718
Common stock, $1.00 par value, 50,000,000 shares authorized; 12,276,315 and 10,994,965 shares issued and 12,266,315 and 10,926,315 shares outstanding at June 30, 2010 and December 31, 2009, respectively	12,276	10,995
Additional paid-in-capital	31,389	29,114
Retained earnings	68,012	72,505
Accumulated other comprehensive loss	(69)	(1,106)
Treasury stock, at cost, 10,000 and 68,650 at June 30, 2010 and December 31, 2009, respectively	(32)	(920)

Total shareholders’ equity	156,932	155,306

Total liabilities and shareholders’ equity	$1,624,159	$1,589,548

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$18,571	$20,747	$37,757	$41,137
Securities:
Taxable	823	999	1,613	2,083
Tax-exempt	118	77	239	125
Other investments	75	154	150	297
Federal funds sold and other short-term investments	102	77	158	121

Total interest income	19,689	22,054	39,917	43,763

Interest expense:
Time deposits	3,201	5,439	6,547	11,304
Demand and savings deposits	1,475	2,195	3,096	4,429
Junior subordinated debentures	520	520	1,040	1,040
Subordinated debentures and other borrowings	272	236	511	528

Total interest expense	5,468	8,390	11,194	17,301

Net interest income	14,221	13,664	28,723	26,462
Provision for loan losses	2,430	1,827	10,328	9,114

Net interest income after provision for loan losses	11,791	11,837	18,395	17,348

Noninterest income:
Service fees	1,123	1,086	2,162	2,175
Loan-related fees	119	161	214	293
Letters of credit commissions and fees	186	258	385	513
Gain on securities, net	59	9	45	9
Total other-than-temporary impairments (“OTTI”) on securities	(97)	(940)	(283)	(1,180)
Less: Noncredit portion of “OTTI”	2	881	87	881

Net impairments on securities	(95)	(59)	(196)	(299)
Other noninterest income	391	424	777	878

Total noninterest income	1,783	1,879	3,387	3,569

Noninterest expenses:
Salaries and employee benefits	4,907	5,243	10,357	10,631
Occupancy and equipment	1,937	2,000	3,898	3,992
Foreclosed assets, net	3,442	997	4,279	1,420
FDIC assessment	779	1,413	1,590	1,685
Goodwill impairment	—	—	2,000	—
Other noninterest expense	2,118	2,421	4,089	4,677

Total noninterest expenses	13,183	12,074	26,213	22,405

Income (loss) before provision for income taxes	391	1,642	(4,431)	(1,488)
Provision (benefit) for income taxes	307	490	(1,137)	(606)

Net income (loss)	$84	$1,152	$(3,294)	$(882)

Dividends and discount – preferred stock	602	598	1,200	1,102

Net income (loss) available to common shareholders	$(518)	$554	$(4,494)	$(1,984)

Earnings (loss) per common share:
Basic	$(0.04)	$0.05	$(0.39)	$(0.18)
Diluted	$(0.04)	$0.05	$(0.39)	$(0.18)
Weighted average shares outstanding:
Basic	11,874	10,906	11,399	10,891
Diluted	11,874	10,912	11,399	10,891

Dividends per common share	$—	$—	$—	$0.04

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$84	$1,152	$(3,294)	$(882)
Other comprehensive income (loss), net of taxes:
Change in accumulated loss on effective cash flow hedging derivatives	(556)	—	(801)	—
Unrealized gain (loss) on investment securities, net:
Securities with OTTI charges during the period	(62)	(602)	(181)	(755)
Less: OTTI charges recognized in net income	(61)	(38)	(126)	(191)

Net unrealized losses on investment securities with OTTI	(1)	(564)	(55)	(564)
Unrealized holding gain arising during the period	1,163	37	1,922	877
Less: reclassification adjustment for gain included in net income	38	6	29	6

Net unrealized gains on investment securities	1,125	31	1,893	871
Other comprehensive income (loss)	568	(533)	1,037	307

Total comprehensive income (loss)	$652	$619	$(2,257)	$(575)

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	cost	Total
Balance at December 31, 2009	45	$44,718	10,927	$10,995	$29,114	$72,505	$(1,106)	$(920)	$155,306
Re-issuance of treasury stock	—	—	68	—	(700)	—	—	920	220
Issuance of common stock	—	—	1,281	1,281	2,858	—	—	—	4,139
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	117	—	—	—	117
Net loss	—	—	—	—	—	(3,294)	—	—	(3,294)
Amortization of preferred stock discount	—	71	—	—	—	(71)	—	—	—
Forfeiture of restricted shares	—	—	(10)	—	—	—	—	(32)	(32)
Other comprehensive income	—	—	—	—	—	—	1,037	—	1,037
Dividends – preferred stock	—	567	—	—	—	(1,128)	—	—	(561)

Balance at June 30, 2010	45	$45,356	12,266	$12,276	$31,389	$68,012	$(69)	$(32)	$156,932

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,294)	$(882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	840	989
Provision for loan losses	10,328	9,114
Impairment on securities	196	299
Goodwill impairment	2,000	—
Gain on securities transactions, net	(45)	(9)
Loss on writedown and sale of foreclosed assets	2,454	328
Gain on sale of premises and equipment	(7)	(11)
Amortization of premiums and discounts on securities, net	(1)	(43)
Amortization of deferred loan fees and discounts	(635)	(1,049)
Amortization of core deposit intangibles	63	89
Stock-based compensation	117	186
Changes in:
Accrued interest receivable	116	176
Other assets	(2,391)	(2,543)
Accrued interest payable	(42)	310
Other liabilities	1,956	(439)

Net cash provided by operating activities	11,655	6,515

Cash flows from investing activities:
Purchases of securities available-for-sale	(67,308)	(36,401)
Purchases of securities held-to-maturity	—	(3,044)
Purchases of other investments	(47)	(1,066)
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	26,707	16,902
Proceeds from sales and maturities of other investments	4,386	12,741
Net change in loans	33,644	(10,025)
Proceeds from sale of foreclosed assets	13,593	7,409
Proceeds from sale of premises and equipment	9	11
Purchases of premises and equipment	(679)	(217)

Net cash provided by (used in) investing activities	10,305	(13,690)

Cash flows from financing activities:
Net change in:
Deposits	(7,248)	104,286
Other borrowings	31,508	(111,472)
Proceeds from issuance of common stock	4,037	—
Proceeds from issuance of preferred stock with common stock warrant	—	45,000
Re-issuance of treasury stock	—	169
Cash dividends paid on preferred stock	(561)	(744)
Cash dividends paid on common stock	—	(869)

Net cash provided by financing activities	27,736	36,370

Net increase in cash and cash equivalents	49,696	29,195
Cash and cash equivalents at beginning of period	108,093	38,101

Cash and cash equivalents at end of period	$157,789	$67,296

Supplemental information:
Interest paid	$11,235	$16,992
Income taxes paid	2,000	390
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	322	—
Dividends accrued not paid on preferred stock	852	287
Foreclosed assets acquired	12,239	26,561
Loans originated to finance foreclosed assets	3,505	3,760

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2010
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
		(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$96,377	$1,285	$—	$—	$97,662
Obligations of state and political subdivisions	6,113	156	—	—	6,269
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	26,124	795	(10)	—	26,909
Privately issued residential	3,462	373	(117)	(1,036)	2,682
Asset backed securities	388	25	—	(244)	169
Equity Securities
Investment in CRA funds	8,022	—	(22)	—	8,000

Total available-for-sale securities	$140,486	$2,634	$(149)	$(1,280)	$141,691

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$333	$—	$—	$4,377

Total held-to-maturity securities	$4,044	$333	$—	$—	$4,377

Other investments
Investment in CDARS	$10,087	$—	$—	$—	$10,087
FHLB/Federal Reserve Bank stock	6,068	—	—	—	6,068
Investment in subsidiary trust	1,083	—	—	—	1,083

Total other investments	$17,238	$—	$—	$—	$17,238

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
		(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$57,882	$—	$(654)	$—	$57,228
Obligations of state and political subdivisions	5,724	118	(29)	—	5,813
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	32,014	397	(103)	—	32,308
Privately issued residential	3,947	233	(241)	(1,104)	2,835
Asset backed securities	467	—	—	(283)	184

Total available-for-sale securities	$100,034	$748	$(1,027)	$(1,387)	$98,368

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$308	$—	$—	$4,352

Total held-to-maturity securities	$4,044	$308	$—	$—	$4,352

Other investments
Investment in CDARS	$14,042	$—	$—	$—	$14,042
FHLB/Federal Reserve Bank stock	6,452	—	—	—	6,452
Investment in subsidiary trust	1,083	—	—	—	1,083

Total other investments	$21,577	$—	$—	$—	$21,577

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of June 30, 2010 for which other-than-temporary impairments (“OTTI”) has not been recognized, that were in a continuous unrealized loss position for the periods indicated. There were no securities held-to-maturity in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
Mortgage-backed securities and collateralized mortgage obligations Government issued or guaranteed	919	(10)	—	—	919	(10)
Privately issued residential	110	(43)	445	(74)	555	(117)
Equity Securities
Investment in CRA funds	8,000	(22)	—	—	8,000	(22)

Total available-for-sale securities	$9,029	$(75)	$445	$(74)	$9,474	$(149)

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available for sale
U.S. Treasury and other U.S. government corporations and agencies	$52,228	$(654)	$—	$—	$52,228	$(654)
Obligations of state and political subdivisions	1,516	(29)	—	—	1,516	(29)
Mortgage-backed securities and collateralized mortgage obligations Government issued or guaranteed	10,937	(103)	—	—	10,937	(103)
Privately issued residential	86	(33)	—	—	86	(33)
Asset backed securities	—	—	488	(208)	488	(208)

Total securities	$64,767	$(819)	$488	$(208)	$65,255	$(1,027)

As of June 30, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, the $149,000 of unrealized losses is temporary and the remaining $1.3 million represents an unrealized loss for which an other-than-temporary impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and six months ended June 30, 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended June 30, 2010	Six months ended June 30, 2010
	(In thousands)
Credit losses at beginning of period	$1,392	$1,291
Addition of OTTI that was not previously recognized	4	4
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Transfers from AOCI to OTTI related to credit losses	91	192

Credit losses at end of period	$1,487	$1,487

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2010, credit-related losses of $157,000 on 19 non-agency residential mortgage-backed securities and $39,000 on three asset-backed securities were recognized. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

Other Securities Information

There were no sales of available-for-sale or held-to-maturity securities for the six months ended June 30, 2010 and 2009.

At June 30, 2010, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	23,121	23,506	—	—
Within six to ten years	75,804	76,737	—	—
After ten years	3,953	3,858	4,044	4,377
Mortgage-backed securities and collateralized mortgage obligations	29,586	29,590	—	—

Total debt securities	$132,464	$133,691	$4,044	$4,377

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. LOANS

The loan portfolio is classified by major type as follows:

	As of June 30, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$379,672	30.94%	$399,235	31.27%
Real estate mortgage
Residential	33,758	2.75	32,730	2.56
Commercial	752,847	61.34	742,974	58.20

	786,605	64.09	775,704	60.76

Real estate construction
Residential	25,063	2.04	32,257	2.52
Commercial	32,544	2.65	65,532	5.14

	57,607	4.69	97,789	7.66

Consumer and other	3,454	0.28	3,888	0.31

Gross loans	1,227,338	100.00%	1,276,616	100.00%

Unearned discounts, interest and deferred fees	(2,316)		(2,619)

Total loans	1,225,022		1,273,997
Allowance for loan losses	(36,004)		(29,403)

Loans, net	$1,189,018		$1,244,594

Changes in the allowance for loan and credit losses are as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for loan losses at beginning of period	$34,732	$24,158	$29,403	$24,235
Provision for loan losses	2,430	1,827	10,328	9,114
Charge-offs	(1,492)	(2,148)	(4,285)	(9,588)
Recoveries	334	429	558	505

Allowance for loan losses at end of period	36,004	24,266	36,004	24,266

Reserve for unfunded lending commitments at beginning of period	988	1,204	1,043	1,092
Provision for unfunded lending commitments	(166)	274	(221)	386

Reserve for unfunded lending commitments at end of period	822	1,478	822	1,478

Allowance for credit losses	$36,826	$25,744	$36,826	$25,744

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2010	As of December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$54,211	$75,229
Accruing loans 90 days or more past due	227	420
Troubled debt restructurings	6,970	4,927
Other real estate (“ORE”)	18,483	22,291

Total nonperforming assets	79,891	102,867

Total nonperforming assets to total assets	4.92%	6.47%
Total nonperforming assets to total loans and ORE	6.42%	7.94%

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of June 30, 2010	As of December 31, 2009
	(In thousands)
Impaired loans(1) with no valuation reserve	$37,995	$56,413
Impaired loans(1) with a valuation reserve	23,186	23,743

Total recorded investment in impaired loans	$61,181	$80,156

Valuation allowance related to impaired loans	$2,428	$2,731

(1)	Impaired loans include nonaccrual loans and troubled debt restructurings.

4. GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated below were as follows (in thousands):

	As of and for the six months ended June 30, 2010	As of and for the year ended December 31, 2009
Balance as of January 1
Goodwill	$21,827	$21,827
Accumulated impairment losses	(2,500)	—

Net balance as of January 1	19,327	21,827
Impairment losses	(2,000)	(2,500)

Net balance as of end of period	$17,327	$19,327

Accumulated impairment losses	$(4,500)	$(2,500)

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the annual test through the current reporting period, the Company’s stock continued to decline further and to trade below book value, therefore the Company performed additional evaluations of goodwill at each quarter end. Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management reduced the weight of the market approach and relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step one impairment test failed, the Company performed step two analysis to derive the implied fair value of goodwill. As a result of the evaluations, impairment charges of $2.5 million and $2.0 million were made as of December 31, 2009 and March 31, 2010, respectively. The Company performed an evaluation of goodwill for the quarter ended June 30, 2010 and concluded there was no additional impairment. The charges were noncash adjustments to the Company’s financial statements recorded as a component of noninterest expense. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s regulatory capital ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of Metro United’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of Metro United over the fair value of its net assets is the implied fair value of goodwill. The Company estimated the fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk adjustments that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. This evaluation and resulting conclusion were significantly affected by the estimated fair value of the loans of Metro United that were evaluated, particularly the market risk adjustment that is a consequence of the current distressed market conditions. It is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in additional goodwill impairment. Ultimately, future potential changes in valuation assumptions may impact the estimated fair value of Metro United and cause its fair value to be below its carrying value, therefore resulting in an additional impairment of the goodwill.

5. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation. Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended June 30, 2010 and 2009, antidilutive stock options were 1,791,932 and 1,814,579, respectively. For the six months ended June 30, 2010 and 2009, there were 1,823,770 and 1,815,657 antidilutive stock options, respectively. The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income (loss) available to common shareholders	$(518)	$554	$(4,494)	$(1,984)

Weighted average common shares in basic EPS	11,874	10,906	11,399	10,891
Effect of dilutive securities	—	6	—	—

Weighted average common and potentially dilutive common shares used in diluted EPS	11,874	10,912	11,399	10,891

Earnings (loss) per common share:
Basic	$(0.04)	$0.05	$(0.39)	$(0.18)
Diluted	$(0.04)	$0.05	$(0.39)	$(0.18)

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2010 and December 31, 2009 is presented below:

	As of June 30, 2010	As of December 31, 2009
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$84,731	$121,166
Standby letters of credit	6,802	12,556
Commercial letters of credit	5,109	10,415
Operating leases	6,003	6,133

Total financial instruments with off-balance sheet risk	$102,645	$150,270

Litigation. The Company is involved in various litigation that arises from time to time in the normal course of business. In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

7. SHAREHOLDERS’ EQUITY

On April 23, 2010, the Company issued 1,250,000 shares of its common stock at $3.23 per share to accredited investors in a private placement. The purchase price of $3.23 per share was approved by the Board of Directors of the Company on March 26, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 10 trading days ending on and including March 31, 2010. The approximate $4.0 million in net proceeds was used by the Company for general corporate purposes.

The Board of Directors of the Company elected to suspend the Company’s common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. Any future determination relating to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the Company's future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that the Board of Directors may deem relevant.

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

On July 23, 2010, the Company’s Board of Directors elected to resume payment of dividends on the Series A Preferred Stock for the third quarter of 2010.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the Company. Under applicable restrictions as described below, Metro United cannot declare or pay cash dividends to the Company without prior written consent from its regulator. In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

On August 10, 2009, MetroBank entered into a written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (“OCC”). The Agreement is based on the findings of the OCC during the annual on-site examination of MetroBank performed in the first quarter of 2009 and is primarily focused on matters related to MetroBank's asset quality. Pursuant to the Agreement, the Board of Directors of MetroBank has appointed a compliance committee to monitor and coordinate MetroBank’s performance under the Agreement. The Agreement provides for, among other things, the development and implementation of written programs to reduce MetroBank's credit risks, monitor and reduce the level of criticized assets and manage commercial real estate loan concentrations in light of current adverse commercial real estate market conditions generally and in its market areas. During and since the completion of the examination, management of MetroBank has made adjustments in policies and procedures in an effort to alleviate the effects of the credit challenge caused by the economic deterioration in its market areas.

On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Pursuant to the Stipulation, Metro United has consented to the issuance of a Consent Order (“Order”) by the FDIC and CDFI, also effective as of July 22, 2010. The Order is based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009. The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United's operations that warrant improvement and presents plans for making those improvements. The Order imposes no fines or penalties on Metro United.

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI. In addition, within 90 days after the effective date of the Order, Metro United is required to develop and submit a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of June 30, 2010, Metro United's Tier 1 leverage ratio was 9.04% and its total risk-based capital ratio was 13.14%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations. In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it cannot be considered better than “adequately capitalized” for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, Metro United may not pay interest rates on deposits that are more than 75 basis points above the rate applicable to the applicable market of Metro United as determined by the FDIC. Additionally, Metro United may not accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management and the Boards of Directors of the Company, MetroBank and Metro United have taken steps to address the findings of the respective exams and are working with the OCC to comply with the requirements of the Agreement and the FDIC and CDFI to improve the condition of Metro United and comply with the requirements of the Order. Failure by MetroBank and Metro United to meet the requirements and conditions imposed by the Agreement and Order, respectively, could result in more severe regulatory enforcement actions such as capital directives to raise additional capital, civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against MetroBank and Metro United. Any such failure and resulting regulatory action could have a material adverse effect on the financial condition and results of operations of the Company, MetroBank and Metro United.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2010, that the Company and the Banks met all capital adequacy requirements to which they were subject.

As of June 30, 2010, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. Although Metro United meets the capital levels deemed to be “well capitalized,” due to the capital requirement within Metro United's Order, Metro United cannot be considered to be any better than “adequately capitalized” for capital adequacy purposes.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$189,332	14.55%	$104,119	8.00%	N/A	N/A	%
MetroBank, N.A	139,172	14.59	76,332	8.00	$95,415	10.00
Metro United Bank	45,562	13.14	27,746	8.00	34,683	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	172,810	13.28	52,059	4.00	N/A	N/A
MetroBank, N.A	127,072	13.32	38,166	4.00	57,249	6.00
Metro United Bank	41,146	11.86	13,873	4.00	20,810	6.00
Leverage ratio
MetroCorp Bancshares, Inc	172,810	10.68	64,704	4.00	N/A	N/A
MetroBank, N.A	127,072	10.89	46,688	4.00	58,360	5.00
Metro United Bank	41,146	9.04	18,197	4.00	22,746	5.00
As of December 31, 2009
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$189,043	13.80%	$109,586	8.00%	N/A	N/A	%
MetroBank, N.A	138,342	14.01	79,012	8.00	$98,766	10.00
Metro United Bank	48,625	12.74	30,537	8.00	38,171	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	171,756	12.54	54,793	4.00	N/A	N/A
MetroBank, N.A	125,853	12.74	39,506	4.00	59,259	6.00
Metro United Bank	43,832	11.48	15,268	4.00	22,903	6.00
Leverage ratio
MetroCorp Bancshares, Inc	171,756	10.76	63,845	4.00	N/A	N/A
MetroBank, N.A	125,853	10.69	47,113	4.00	58,891	5.00
Metro United Bank	43,832	10.47	16,750	4.00	20,937	5.00

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of and changes in each component of accumulated other comprehensive income as of and for the six months ended June 30, 2010 are as follows (net of taxes):

	Gains (Loss) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Losses)
	(In thousands)
Balance December 31, 2009	$(39)	$(888)	$(179)	$(1,106)
Current period change	(801)	(55)	1,893	1,037

Balance June 30, 2010	$(840)	$(943)	$1,714	$(69)

10. DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in other liabilities in the accompanying condensed consolidated balance sheets and in the net change in this financial statement line item in the accompanying condensed consolidated statements of cash flows.

Interest Rate Derivatives. During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust, MCBI Statutory Trust I, throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap contract, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.

The notional amount of the interest rate derivative contract outstanding at June 30, 2010 and December 31, 2009 was $17.5 million, and the estimated fair value at June 30, 2010 and December 31, 2009 was ($1.3 million) and ($61,000), respectively. The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows. There were no interest rate derivatives designated as hedges of fair value at June 30, 2010.

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended June 30, 2010	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(868)	$(868)

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Six months ended June 30, 2010	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(1,251)	$(1,251)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts. The Company had no credit exposure relating to the interest rate swap at June 30, 2010. The amount of cash collateral posted by the Company related to derivative contracts was $1.3 million and $875,000 at June 30, 2010 and December 31, 2009, respectively.

11. OPERATING SEGMENT INFORMATION

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30, 2010				For the three months ended June 30, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$14,282	$5,391	$16	$19,689	$16,478	$5,561	$15	$22,054
Total interest expense	3,643	1,293	532	5,468	5,584	2,286	520	8,390

Net interest income	10,639	4,098	(516)	14,221	10,894	3,275	(505)	13,664
Provision for loan losses	2,400	30	—	2,430	1,339	488	—	1,827

Net interest income after provision for loan losses	8,239	4,068	(516)	11,791	9,555	2,787	(505)	11,837
Noninterest income	2,016	83	(316)	1,783	2,175	105	(342)	1,938
Noninterest expenses	10,386	2,748	49	13,183	9,255	2,925	(47)	12,133

Income (loss) before income tax provision	(131)	1,403	(881)	391	2,475	(33)	(800)	1,642
Provision (benefit) for income taxes	(25)	591	(259)	307	731	(2)	(239)	490

Net income (loss)	$(106)	$812	$(622)	$84	$1,744	$(31)	$(561)	$1,152

	For the six months ended June 30, 2010				For the six months ended June 30, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$29,116	$10,769	$32	$39,917	$32,622	$11,110	$31	$43,763
Total interest expense	7,260	2,875	1,059	11,194	11,575	4,676	1,050	17,301

Net interest income	21,856	7,894	(1,027)	28,723	21,047	6,434	(1,019)	26,462
Provision for loan losses	6,000	4,328	—	10,328	6,527	2,587	—	9,114

Net interest income after provision for loan losses	15,856	3,566	(1,027)	18,395	14,520	3,847	(1,019)	17,348
Noninterest income	3,837	182	(632)	3,387	4,349	208	(689)	3,868
Noninterest expenses	18,145	8,003	65	26,213	17,384	5,247	73	22,704

Income before income tax provision	1,548	(4,255)	(1,724)	(4,431)	1,485	(1,192)	(1,781)	(1,488)
Provision (benefit) for income taxes	314	(942)	(509)	(1,137)	368	(458)	(516)	(606)

Net income (loss)	$1,234	$(3,313)	$(1,215)	$(3,294)	$1,117	$(734)	$(1,265)	$(882)

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2010				As of June 30, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$852,695	$336,323	$—	$1,189,018	$938,745	$358,467	$—	$1,297,212
Total assets	1,167,310	461,904	(5,055)	1,624,159	1,189,135	426,801	(3,366)	1,612,570
Deposits	998,532	370,628	(12,241)	1,356,919	1,025,526	356,281	(8,368)	1,373,439

12. FAIR VALUE

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2010 and December 31, 2009:

	Fair Value Measurements, using
	(In thousands)
June 30, 2010	Level 1	Level 2	Level 3	Fair Value Measurements
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$—	$97,662	$—	$97,662
Obligations of state and political subdivisions	—	6,269	—	6,269
Mortgage-backed securities and collateralized mortgage obligations			—
Government issued or guaranteed	—	26,909	—	26,909
Privately issued residential	—	2,682	—	2,682
Asset backed securities	—	169	—	169
Investment in CRA funds	8,000	—	—	8,000

Total available-for-sale securities	$8,000	$133,691	$—	$141,691

Derivative liabilities
Interest rate swap	$—	$(1,312)	$—	$(1,312)

December 31, 2009
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$—	$57,228	$—	$57,228
Obligations of state and political subdivisions	—	5,813	—	5,813
Mortgage-backed securities and collateralized mortgage obligations			—
Government issued or guaranteed	—	32,308	—	32,308
Privately issued residential	—	2,835	—	2,835
Asset backed securities	—	184	—	184

Total available-for-sale securities	$—	$98,368	$—	$98,368

Derivative liabilities
Interest rate swap	$—	$(61)	$—	$(61)

Certain non-financial assets measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets measured at fair value for impairment assessment, as well as foreclosed assets. Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Non-financial and financial assets measured at fair value on a non-recurring basis include the following:

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

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreclosed Assets. Foreclosed assets are carried at fair value less costs to sell. The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, sales cost estimates, etc. As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy. In connection with the measurement and initial recognition of certain foreclosed assets, the Company may recognize charge-offs through the allowance for loan losses.

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of collateral dependent impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2010 and 2009 (in thousands):

	As of June 30, 2010		Losses
	Level 2	Level 3	Three months ended June 30, 2010	Six months ended June 30, 2010
Assets
Goodwill	$—	$17,327	$—	$2,000
Foreclosed assets (1)	—	18,483	2,107	2,627
Impaired loans (2)	11,411	—	—	1,295

	As of June 30, 2009		Losses
	Level 2	Level 3	Three months ended June 30, 2009	Six months ended June 30, 2009
Assets
Goodwill	$—	$21,827	$—	$—
Foreclosed assets (1)	—	23,649	110	438
Impaired loans (2)	1,976	238	1,500	1,500

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Impaired loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010		As of December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$157,789	$157,789	$108,093	$108,093
Investment securities available-for-sale	141,691	141,691	98,368	98,368
Investment securities held-to-maturity	4,044	4,377	4,044	4,352
Other investments	17,238	17,238	21,577	21,577
Loans held-for-investment, net	1,189,018	1,082,776	1,244,594	1,133,959
Cash value of bank owned life insurance	29,249	29,249	28,526	28,526
Accrued interest receivable	5,045	5,045	5,161	5,161

Financial Liabilities
Deposits
Transaction accounts	712,272	712,272	705,987	705,987
Time deposits	644,647	644,412	658,180	659,296

Total deposits	1,356,919	1,356,684	1,364,167	1,365,283

Other borrowings	57,021	60,561	25,513	27,429
Junior subordinated debentures	36,083	44,750	36,083	37,883
Interest rate derivative	1,312	1,312	61	61
Accrued interest payable	583	583	625	625

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	346	—	224
Standby letters of credit	—	3	—	16
Commercial letters of credit	—	—	—	—

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. RELATED PARTY TRANSACTIONS

In February 2010, the Company issued a promissory note to each of the Company's Chairman of the Board and an affiliate of one of the Company's 5% or more shareholders. Each note was issued for a principal amount of $500,000. The notes mature February 10, 2011 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010. The proceeds from issuance of the promissory notes were used for general corporate purposes.

On April 23, 2010, the Company issued 300,000 shares of its common stock at $3.23 per share to an affiliate of one of the Company's 5% or more shareholders in a private placement of a total of 1,250,000 shares. The purchase price of $3.23 per share was approved by the Board of Directors of the Company on March 26, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 10 trading days ending on and including March 31, 2010.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's financial statements that include periods beginning on or after January 1, 2011.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitization, and where companies have continuing exposure to the risks related to the transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 provides amendments to Topic 820 that provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures were effective January 1, 2010 and the required disclosures are reported in Note 12 – “Fair Value” as applicable. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of MetroBank’s compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the OCC;

•	the effect of Metro United's compliance, or failure to comply within stated deadlines, of the provisions of the consent order with the FDIC and CDFI;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system; and

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

Overview

The Company recorded net income of $84,000 for the three months ended June 30, 2010, a decrease of $1.1 million compared with the same quarter in 2009. The Company’s diluted loss per common share for the three months ended June 30, 2010 was ($0.04), a decrease of $0.09 per diluted common share compared with diluted earnings per common share of $0.05 for the same quarter in 2009. Diluted earnings (loss) per share is computed by dividing net income (after deducting dividends and accretion of discount on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends accrued but not paid and discount were $602,000 or $0.05 per diluted share, and $598,000 or $0.05 per diluted share for the three months ended June 30, 2010 and 2009, respectively. The Company recorded a net loss of $3.3 million for the six months ended June 30, 2010, a decrease of $2.4 million compared with the same period in 2009. The Company’s diluted loss per common share for the six months ended June 30, 2010 was ($0.39), a decrease of $0.21 per diluted share compared with diluted loss per common share of ($0.18) for the same period in 2009. Preferred stock dividends accrued were $1.2 million or $0.11 per diluted share and $1.1 million or $0.10 per diluted shared for the six months ended June 30, 2010 and 2009, respectively. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.62 billion at June 30, 2010, an increase of $34.6 million or 2.2% from $1.59 billion at December 31, 2009. Available-for-sale investment securities at June 30, 2009 were $141.7 million, an increase of $43.3 million or 44.0% from $98.4 million at December 31, 2009. Net loans at June 30, 2010 were $1.19 billion, a decrease of $55.6 million or 4.5% from $1.24 billion at December 31, 2009. Total deposits at June 30, 2010 were $1.36 billion, a decrease of $7.2 million or 0.5% from $1.36 billion at December 31, 2009. Other borrowings at June 30, 2010 were $57.0 million, an increase of $31.5 million or 123.5% from $25.5 million at December 31, 2009. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2010 and 2009 was 0.02% and 0.28%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2010 and 2009 was 0.21% and 2.83%, respectively. The Company’s ROAA for the six months ended June 30, 2010 and 2009 was (0.41)% and (0.11)%, respectively. The Company’s ROAE for the six months ended June 30, 2010 and 2009 was (4.22)% and (1.10)%, respectively. Shareholders’ equity at June 30, 2010 was $156.9 million compared to $155.3 million at December 31, 2009, an increase of $1.6 million or 1.0%. Details of the changes in the various balance sheet items are further discussed below.

Recent Developments

Metro United Consent Order. On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Pursuant to the Stipulation, Metro United has consented to the issuance of a Consent Order (“Order”) by the FDIC and CDFI, also effective as of July 22, 2010. The Order is based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009. The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United’s operations that warrant improvement and presents plans for making those improvements. The Order imposes no fines or penalties on Metro United.

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI. In addition, within 90 days after the effective date of the Order, Metro United is required to develop and submit a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of June 30, 2010, Metro United’s Tier 1 leverage ratio was 9.04% and its total risk-based capital ratio was 13.14%.

Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it may not be considered better than “adequately capitalized” for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order. As an adequately capitalized institution, Metro United may not pay interest on deposits that are more than 75 basis points above the rate applicable to the applicable market of Metro United as determined by the FDIC. Additionally, Metro United may not accept, renew or roll over brokered deposits without prior approval of the FDIC.

Management and the Board of Directors of Metro United have aggressively taken steps to address the findings of the exam and are taking an active role in working with the FDIC and the CDFI to improve the condition of the Metro United and comply with the requirements of the Order. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations. In many cases, Metro United must revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

On July 23, 2010, the Company filed a current report on Form 8-K describing the Order. The Form 8-K also provides the final, executed Order and Stipulation.

Private Placement of Common Stock. On April 23, 2010, the Company issued 1,250,000 shares of its common stock at $3.23 per share to accredited investors in a private placement. The purchase price of $3.23 per share was approved by the Board of Directors of the Company on March 26, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on The NASDAQ Global Market for the 10 trading days ending on and including March 31, 2010. The approximate $4.0 million in net proceeds were used by the Company for general corporate purposes.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, Congress enacted regulatory reform legislation known as the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company, MetroBank, Metro United or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•

Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct all trust preferred securities issued on or after May 19, 2010 from the Company's Tier 1 capital. Existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement and as a result, the Company is exempt from this provision;

•

Require bank holding companies to be well–capitalized and well–managed in order to engage in expanded financial activities permissible for financial holding companies and to acquire banks located outside their home state;

•

Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

•

Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•

Permit national banks and insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the national bank or insured state bank were chartered by such state;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Company’s management is actively reviewing the provisions of the Dodd–Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company, MetroBank and Metro United. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2010, net interest income, before the provision for loan losses, was $14.2 million, an increase of $557,000 or 4.1% compared with $13.7 million for the same period in 2009, primarily due to lower deposit cost. Average interest-earning assets for the three months ended June 30, 2010 were $1.52 billion, a decrease of $8.7 million or 0.6% compared with $1.53 billion for the same period in 2009, primarily due to lower loan volume, partially offset by growth in federal funds sold. The weighted average yield on interest-earning assets for the second quarter of 2010 was 5.19%, a decrease of 59 basis points compared with 5.78% for the same quarter in 2009. Average interest-bearing liabilities for the three months ended June 30, 2010 were $1.26 billion, an increase of $13.2 million or 1.1% compared with $1.24 billion for the same period in 2009, primarily due to growth in savings and money market accounts and other borrowings, partially offset by a decrease in time deposits. The weighted average interest rate paid on interest-bearing liabilities for the second quarter 2010 was 1.74%, a decrease of 97 basis points compared with 2.71% for the same quarter in 2009.

For the six months ended June 30, 2010, net interest income, before the provision for loan losses, was $28.7 million, an increase of $2.2 million or 8.5% compared with $26.5 million for the same period in 2009, primarily due to lower deposit cost. Average interest-earning assets for the six months ended June 30, 2010 were $1.50 billion, a decrease of $18.2 million or 1.2% compared with $1.52 billion for the same period in 2009, primarily due to lower loan volume, partially offset by growth in federal funds sold. The weighted average yield on interest-earning assets for the six months ended June 30, 2010 was 5.36%, down 44 basis points compared with 5.80% for the same period in 2009. Average interest-bearing liabilities for the six months ended June 30, 2010 were $1.24 billion, an increase of $8.1 million or 0.7% compared with $1.23 billion for the same period in 2009, primarily due to an increase in savings and money market accounts, partially offset by decreases in time deposits and other borrowings. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2010 was 1.82%, down 101 basis points compared with 2.83% for the same period in 2009.

The net interest margin for the three months ended June 30, 2010 was 3.75%, an increase of 17 basis points compared with 3.58% for the same period in 2009. The increase was primarily the result of a decline in the cost of earning assets of 76 basis points, partially offset by a decrease in the yield on earning assets of 59 basis points. The net interest margin for the six months ended June 30, 2010 was 3.85%, an increase of 34 basis points compared with 3.51% for the same period in 2009. For the six months ended June 30, 2010, the yield on average earning assets decreased 44 basis points, which was partially offset by a 78 basis point decrease in the cost of average earning assets. The decrease in yield on earning assets and the cost of earning assets for the three and six months ended June 30, 2010 was due primarily to lower loan volume, partially offset by lower deposit cost.

Total Interest Income. Total interest income for the three months ended June 30, 2010 was $19.7 million, a decrease of approximately $2.4 million or 10.7% compared with $22.1 million for the same period in 2009. Total interest income for the six months ended June 30, 2010 was $39.9 million, a decrease of $3.9 million or 8.8% compared with $43.8 million for the same period in 2009. The decrease for the three and six months ended June 30, 2010 was primarily due to lower loan volume and yields.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2010 was $18.6 million, a decrease of $2.2 million or 10.5% compared with $20.7 million for the same quarter in 2009. Average total loans for the three months ended June 30, 2010 were $1.24 billion compared to $1.32 billion for the same period in 2009, a decrease of $78.5 million or 6.0%. For the second quarter of 2010, the average yield on loans was 6.00%, a decrease of 31 basis points compared to 6.31% for the same quarter in 2009. Interest income from loans for the six months ended June 30, 2010 was $37.8 million, a decrease of $3.3 million or 8.2% compared with $41.1 million for the same period in 2009. The decrease for the three and six months ended June 30, 2010 was the result of lower loan volume and yields. Average total loans for the six months ended June 30, 2010 were $1.26 billion, a decrease of $73.5 million or 5.5% compared with average total loans for the same period in 2009 of $1.33 billion. For the six months ended June 30, 2010, the yield on average total loans was 6.06%, down 17 basis points compared with 6.23% for the same period in 2009.

Approximately $841.7 million or 68.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At June 30, 2010, the average yield on total loans was approximately 275 basis points above the prime rate primarily because of interest rate floors. At June 30, 2010, approximately $692.1 million in loans or 56.4% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.27%. At June 30, 2009, variable rate loans with interest rate floors carried a weighted average interest rate of 6.39% and comprised 54.8% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended June 30, 2010 was $1.1 million, a decrease of $189,000 or 14.5% compared to $1.3 million for the same period in 2009. The decrease in interest income from investments for the three months ended June 30, 2010 was primarily the result of declining interest rates and a higher balance in lower yielding federal funds sold and other short-term investments. Average total investments for the three months ended June 30, 2010 were $282.1 million compared to average total investments for the same period in 2009 of $212.2 million, an increase of $69.9 million or 32.9%. For the second quarter 2010, the average yield on total investments was 1.59% compared to 2.47% for the same quarter in 2009, a decrease of 88 basis points primarily due to a higher balance in lower yielding federal funds sold and other short-term investments.

Interest income from investments for the six months ended June 30, 2010 was $2.2 million, down $466,000 or 17.7% compared with $2.6 million for the same period in 2009. The decrease in interest income from investments for the six months ended June 30, 2010 was primarily the result of declining interest rates and a higher balance in lower yielding federal funds sold and other short-term investments. Average total investments for the six months ended June 30, 2010 were $245.9 million compared with average total investments for the same quarter in 2009 of $190.6 million, an increase of $55.3 million or 29.0%. For the six months ended June 30, 2010, the average yield on investments was 1.77% compared with 2.78% for the same quarter in 2009, a decrease of 101 basis points. The increase in average total investments for the three and six months ended June 30, 2010 was primarily the result of an increase in federal funds sold and other short-term investments.

Total Interest Expense. Total interest expense for the three months ended June 30, 2010 was $5.5 million, a decrease of $2.9 million or 34.8% compared to $8.4 million for the same period in 2009. Total interest expense for the six months ended June 30, 2010 was $11.2 million, down $6.1 million or 35.3% compared with $17.3 million for the same period in 2009. Interest expense decreased for both the three and six months ended June 30, 2010 primarily due to lower cost of funds.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended June 30, 2010 was $4.7 million, a decrease of $2.9 million or 38.7% compared to $7.6 million for the same period in 2009. Average interest-bearing deposits for the three months ended June 30, 2010 were $1.17 billion compared to average interest-bearing deposits for the same period in 2009 of $1.18 billion, a decrease of $6.5 million or 0.6%. The average interest rate paid on interest-bearing deposits for the second quarter of 2010 was 1.60% compared to 2.60% for the same quarter in 2009, a decrease of 100 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the six months ended June 30, 2010 was $9.6 million, down $6.1 million or 38.7% compared with $15.7 million for the same period in 2009. Average interest-bearing deposits for the six months ended June 30, 2010 were $1.17 billion compared with average interest-bearing deposits for the same period in 2009 of $1.15 billion, an increase of $16.9 million or 1.5%. The average interest rate incurred on interest-bearing deposits for the six months ended June 30, 2010 was 1.67% compared with 2.76% for the same period in 2009, a decrease of 109 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures. Interest expense on junior subordinated debentures for the three months ended June 30, 2010 and 2009 was $520,000. Interest expense on junior subordinated debentures for the six months ended June 30, 2010 and 2009 was $1.0 million. Average junior subordinated debentures for the three and six months ended June 30, 2010 and 2009 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three and six months ended June 30, 2010 and 2009 was 5.76%. The junior subordinated debentures accrue interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 15, 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011. The interest rate swap contract was entered into with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate. See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended June 30, 2010 was $272,000, an increase of $36,000 compared to $236,000 for the same period in 2009. Interest expense on other borrowed funds for the six months ended June 30, 2010 was $511,000, down $17,000 compared with $528,000 for the same period in 2009. Average borrowed funds, consisting primarily of security repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”), for the three months ended June 30, 2010 were $48.0 million an increase of $19.7 million compared to $28.3 million for the same period in 2009. Other borrowings increased primarily due to FHLB San Francisco advances obtained for liquidity purposes. The average interest rate paid on borrowed funds for the second quarter of 2010 was 2.27% compared to 3.34% for the same quarter in 2009. The average interest rate decreased as a result of an increase in lower cost short-term FHLB borrowings, which were partially offset by higher cost long-term borrowings. Average borrowed funds for the six months ended June 30, 2010 were $37.2 million, a decrease of $8.8 million compared to $46.0 million for the same period in 2009. Other borrowings decreased primarily due to liquidity provided by deposit growth. The average interest rate paid on borrowed funds for the six months ended June 30, 2010 was 2.77% compared to 2.32% for the same period in 2009.

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

	For The Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,240,611	$18,571	6.00%	$1,319,125	$20,747	6.31%
Taxable securities	98,602	823	3.35	103,479	999	3.87
Tax-exempt securities	10,184	118	4.65	6,212	77	4.97
Other investments (2)	17,277	75	1.74	18,637	154	3.31
Federal funds sold and other short-term investments	155,999	102	0.26	83,899	77	0.37

Total interest-earning assets	1,522,673	19,689	5.19	1,531,352	22,054	5.78
Allowance for loan losses	(35,281)			(24,952)

Total interest-earning assets, net of allowance for loan losses	1,487,392			1,506,400
Noninterest-earning assets	148,352			121,803

Total assets	$1,635,744			$1,628,203

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$56,151	$72	0.51%	$54,316	$69	0.51%
Savings and money market accounts	463,925	1,403	1.21	417,875	2,126	2.04
Time deposits	652,752	3,201	1.97	707,147	5,439	3.09
Junior subordinated debentures	36,083	520	5.76	36,083	520	5.76
Other borrowings	48,046	272	2.27	28,343	236	3.34

Total interest-bearing liabilities	1,256,957	5,468	1.74	1,243,764	8,390	2.71
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	203,640			209,085
Other liabilities	18,400			12,138

Total liabilities	1,487,997			1,464,987
Shareholders’ equity	156,747			163,216

Total liabilities and shareholders’ equity	$1,635,744			$1,628,203

Net interest income		$14,221			$13,664

Net interest spread			3.45%			3.07%
Net interest margin			3.75%			3.58%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,257,042	$37,757	6.06%	$1,330,551	$41,137	6.23%
Taxable securities	94,657	1,613	3.44	100,490	2,083	4.18
Tax-exempt securities	10,213	239	4.72	5,101	125	4.94
Other investments (2)	17,470	150	1.73	21,524	297	2.78
Federal funds sold and other short-term investments	123,609	158	0.26	63,486	121	0.38

Total interest-earning assets	1,502,991	39,917	5.36	1,521,152	43,763	5.80
Allowance for loan losses	(33,342)			(24,325)

Total interest-earning assets, net of allowance for loan losses	1,469,649			1,496,827

Noninterest-earning assets	145,080			119,833

Total assets	$1,614,729			$1,616,660

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$55,233	$141	0.51%	$54,801	$140	0.52%
Savings and money market accounts	466,643	2,955	1.28	391,042	4,289	2.21
Time deposits	645,702	6,547	2.04	704,787	11,304	3.23
Junior subordinated debentures	36,083	1,040	5.76	36,083	1040	5.76
Other borrowings	37,154	511	2.77	45,985	528	2.32

Total interest-bearing liabilities	1,240,815	11,194	1.82	1,232,698	17,301	2.83
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	201,477			207,860
Other liabilities	15,163			14,826

Total liabilities	1,457,455			1,455,384

Shareholders’ equity	157,274			161,276

Total liabilities and shareholders’ equity	$1,614,729			$1,616,660

Net interest income		$28,723			$26,462

Net interest spread			3.54%			2.97%
Net interest margin			3.85%			3.51%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs 2009			2010 vs 2009
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(1,235)	$(941)	$(2,176)	$(2,273)	$(1,107)	$(3,380)
Taxable securities	(47)	(129)	(176)	(121)	(349)	(470)
Tax-exempt securities	49	(8)	41	125	(11)	114
Other investments	(11)	(68)	(79)	(56)	(91)	(147)
Federal funds sold and other short-term investments	66	(41)	25	115	(78)	37

Total decrease in interest income	(1,178)	(1,187)	(2,365)	(2,210)	(1,636)	(3,846)

Interest-bearing liabilities:
Interest-bearing demand deposits	2	1	3	1	—	1
Savings and money market accounts	234	(957)	(723)	829	(2,163)	(1,334)
Time deposits	(418)	(1,820)	(2,238)	(948)	(3,809)	(4,757)
Junior subordinated debentures	—	—	—	—	—	—
Other borrowings	164	(128)	36	(101)	84	(17)

Total decrease in interest expense	(18)	(2,904)	(2,922)	(219)	(5,888)	(6,107)

Increase (decrease) in net interest income	$(1,160)	$1,717	$557	$(1,991)	$4,252	$2,261

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2010 was $2.4 million, an increase of $603,000, compared with $1.8 million for the same period in 2009. The provision for loan losses for the six months ended June 30, 2010 was $10.3 million, an increase of $1.2 million, compared with $9.1 million for the same period in 2009. The increase for the three and six months ended June 30, 2010 was primarily due to an increase in nonperforming assets compared with their level at June 30, 2009, and a change in the qualitative components that reflect current market conditions in the methodology the Company employs for determining the allowance for loan losses. The allowance for loan losses as a percent of total loans was 2.94% at June 30, 2010, 2.31% at December 31, 2009, and 1.84% at June 30, 2009.

Noninterest Income. Noninterest income for the three months ended June 30, 2010 was $1.8 million, a decrease of $96,000 or 5.1% compared with the same period in 2009. The decrease for the three months ended June 30, 2010 was primarily due to a decline in letters of credit commissions and fees and an increase in other than temporary impairment (“OTTI”) on securities, partially offset by gains on securities. Noninterest income for the six months ended June 30, 2010 was $3.4 million, a decrease of $182,000 or 5.1% compared with the same period in 2009. The decrease for the six months ended June 30, 2010 was primarily due to declines in letters of credit commissions and fees and other noninterest income, partially offset by a reduction in OTTI.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2010 was $13.2 million, an increase of $1.1 million or 9.2% compared with the same period in 2009. The increase was primarily the result of higher expenses related to foreclosed assets, partially offset by decreases in FDIC assessments and salaries and employee benefit expenses (further described below). Noninterest expense for the six months ended June 30, 2010 was $26.2 million, an increase of $3.8 million or 17.0% compared with the same period in 2009. The increase was mainly the result of higher expenses related to foreclosed assets and goodwill impairment, partially offset by decreases in provisions for unfunded commitments (other noninterest expense) and salaries and employee benefit expenses.

Salaries and employee benefits expense for the three months ended June 30, 2010 was $4.9 million, a decrease of $336,000 or 6.4% compared with $5.2 million for the same period in 2009. Salaries and employee benefits expense for the six months ended June 30, 2010 was $10.4 million, a decrease of $274,000 or 2.6% compared with $10.6 million for the same period in 2009. Salaries and employee benefits expense for the three and six months ended June 30, 2010 declined primarily due to streamlined operations.

Foreclosed assets expense for the three months ended June 30, 2010 was $3.4 million, an increase of $2.4 million or 245.2% compared with $997,000 for the same period in 2009. Foreclosed assets expense for the six months ended June 30, 2010 was $4.3 million, an increase of $2.9 million or 201.3% compared with $1.4 million for the same period in 2009. The increase for the three and six months ended June 30, 2010 was primarily due to write-downs and property taxes paid on foreclosed assets.

The FDIC assessment for the three months ended June 30, 2010 was $779,000, a decrease of $634,000 or 44.9% compared with $1.4 million for the same period in 2009, primarily due to the one-time emergency special FDIC assessment that was charged during the second quarter of 2009. The FDIC assessment for the six months ended June 30, 2010 was $1.6 million, a decrease of $95,000 or 5.6% compared with $1.7 million for the same period in 2009.

Other noninterest expense for the three months ended June 30, 2010 was $2.1 million, a decrease of $302,000 or 12.5% compared with the same quarter in 2009. Other noninterest expense for the six months ended June 30, 2010 was $4.1 million, a decrease of $588,000 or 12.6% compared with the same period in 2009. The decline for the three and six months ended June 30, 2010 was primarily due to a reduction in the provision for unfunded loan commitments.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities. The efficiency ratio for the three months ended June 30, 2010 was 81.89%, an increase from 77.39% for the same quarter in 2009. The Company’s efficiency ratio for the six months ended June 30, 2010 was 74.95%, compared with 73.87% for the same period in 2009. The increase for the three and six months ended June 30, 2010 was primarily due to increased foreclosed assets expenses.

Income Taxes. Income tax expense for the three months ended June 30, 2010 was $307,000, compared with $490,000 for the same period in 2009. The Company’s effective tax rate was 78.5% and 29.8% for the three months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate for the three months ended June 30, 2010 was primarily the result of the Texas margin tax which bases taxes on a concept of gross receipts rather than net income. Income tax benefit for the six months ended June 30, 2010 and 2009 was $1.1 million and $606,000, respectively. The Company’s effective tax rate was 25.7% and 40.7% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate for the six months ended June 30, 2010 was due primarily to non-deductible goodwill impairment.

Financial Condition

Loan Portfolio. Total loans at June 30, 2010 were $1.23 billion, a decrease of $49.0 million or 3.8% compared with $1.27 billion at December 31, 2009. At June 30, 2010, commercial and industrial loans, real estate construction loans and consumer loans decreased $19.6 million, $40.2 million and $434,000, respectively, while real estate mortgage loans increased $10.9 million compared with their respective levels at December 31, 2009. At June 30, 2010 and December 31, 2009, the ratio of total loans to total deposits was 90.28%, and 93.39%, respectively. Total loans represented 75.4% and 80.1% of total assets at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of June 30, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$379,672	30.94%	$399,235	31.27%
Real estate mortgage
Residential	33,758	2.75	32,730	2.56
Commercial	752,847	61.34	742,974	58.20

	786,605	64.09	775,704	60.76

Real estate construction
Residential	25,063	2.04	32,257	2.52
Commercial	32,544	2.65	65,532	5.14

	57,607	4.69	97,789	7.66

Consumer and other	3,454	0.28	3,888	0.31

Gross loans	1,227,338	100.00%	1,276,616	100.00%

Unearned discounts, interest and deferred fees	(2,316)		(2,619)

Total loans	1,225,022		1,273,997
Allowance for loan losses	(36,004)		(29,403)

Loans, net	$1,189,018		$1,244,594

Nonperforming Assets. At June 30, 2010, total nonperforming assets consisted of $54.2 million in nonaccrual loans, $227,000 of accruing loans 90 days or more past due, $7.0 million of troubled debt restructurings, and $18.5 million in other real estate (“ORE”). Total nonperforming assets decreased $23.0 million to $79.9 million at June 30, 2010 from $102.9 million at December 31, 2009, which consisted of reductions of $21.3 million in Texas and $1.7 million in California.

On a linked-quarter basis, total nonperforming assets decreased by $18.7 million, of which $13.1 million was in Texas and $5.6 million in California. The decline in nonperforming assets in Texas consisted of decreases of $10.0 million in nonaccrual loans, $3.6 million in ORE, and $879,000 in loans over 90 days past due, which were partially offset by an increase of $1.3 million in troubled debt restructurings. The decrease in Texas nonaccrual loans was primarily the result of the sale of one note and transfers to ORE. The decline in nonperforming assets in California consisted primarily of $4.9 million in ORE sales and $649,000 in nonaccrual loans.

On a linked-quarter basis, ORE decreased by approximately $8.5 million compared with March 31, 2010, which included reductions in Texas of $7.5 million from the sale of properties and $1.8 million in write-downs, partially offset by additions into ORE totaling $5.7 million. The $4.9 million decline in ORE in California consisted of the sales of five properties.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan. There were no sales of SBA loans for the six months ended June 30, 2010 or 2009.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2010	As of December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$54,211	$75,229
Accruing loans 90 days or more past due	227	420
Troubled debt restructurings	6,970	4,927
Other real estate (“ORE”)	18,483	22,291

Total nonperforming assets	79,891	102,867

Total nonperforming assets to total assets	4.92%	6.47%
Total nonperforming assets to total loans and ORE	6.42%	7.94%

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of June 30, 2010	As of December 31, 2009
	(In thousands)
Impaired loans(1) with no valuation reserve	$37,995	$56,413
Impaired loans(1) with a valuation reserve	23,186	23,743

Total recorded investment in impaired loans	$61,181	$80,156

Valuation allowance related to impaired loans	$2,428	$2,731

(1)	Impaired loans include nonaccrual loans and troubled debt restructurings.

The average recorded investment in impaired loans during the six months ended June 30, 2010 and the year ended December 31, 2009 was $79.7 million and $49.8 million, respectively. Interest income of $201,000 was recognized on impaired loans for the six months ended June 30, 2010 and none for the six months ended June 30, 2009.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2010 and 2009, the allowance for loan losses was $36.0 million and $24.3 million, respectively, or 2.94% and 1.84% of total loans, respectively. At December 31, 2009, the allowance for loan losses was $29.4 million, or 2.31% of total loans. Net charge-offs for the three months ended June 30, 2010 were $1.2 million or (0.09)% of total loans compared with net charge-offs of $1.7 million or (0.13)% of total loans for the three months ended June 30, 2009. The charge-offs primarily consisted of $1.5 million in loans from Texas and $32,000 in loans from California, partially offset by consolidated recoveries of $339,000. Net charge-offs for the six months ended June 30, 2010 were $3.7 million or (0.30)% of total loans compared with net charge-offs of $9.1 million or (0.69)% of total loans for the six months ended June 30, 2009.

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

In setting the qualitative reserve portion of the allowance for loan losses, the factors the Company may consider include, but are not limited to, concentrations of credit, common characteristics of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, changes in value of the collateral securing loans, results of portfolio stress tests, trends and delinquencies, nonperforming loans and changes in lending processes, procedures and personnel. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, management determines the appropriate allowance for loan loss level and makes the provision necessary to achieve that level. This methodology is consistently followed so that the level of the allowance for loan losses is reevaluated in response to changes in circumstances, economic conditions or other factors on an ongoing basis.

The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended June 30,
	2010		2009
	(Dollars in thousands)
Average total loans outstanding for the period	$1,240,611		$1,319,125

Total loans outstanding at end of period	$1,225,022		$1,321,478

Allowance for loan losses at beginning of period	$34,732		$24,158
Provision for loan losses	2,430		1,827
Charge-offs:
Commercial and industrial	(826)		(1,592)
Real estate mortgage	(538)		(175)
Real estate construction	(27)		(347)
Consumer and other	(101)		(34)

Total charge-offs	(1,492)		(2,148)

Recoveries:
Commercial and industrial	181		340
Real estate mortgage	149		—
Real estate construction	—		88
Consumer and other	4		1

Total recoveries	334		429

Net charge-offs	(1,158)		(1,719)

Allowance for loan losses at end of period	36,004		24,266

Reserve for unfunded lending commitments at beginning of period	988		1,204
Provision for unfunded lending commitments	(166)		274

Reserve for unfunded lending commitments at end of period	822		1,478

Allowance for credit losses at end of period	$36,826		$25,744

Ratio of net charge-offs to end of period total loans	(0.09	) %	(0.13	) %

	As of and for the Six Months Ended June 30,
	2010		2009
	(Dollars in thousands)
Average total loans outstanding for the period	$1,257,042		$1,330,551

Total loans outstanding at end of period	$1,225,022		$1,321,478

Allowance for loan losses at beginning of period	$29,403		$24,235
Provision for loan losses	10,328		9,114
Charge-offs:
Commercial and industrial	(998)		(8,222)
Real estate mortgage	(2,127)		(608)
Real estate construction	(994)		(686)
Consumer and other	(166)		(72)

Total charge-offs	(4,285)		(9,588)

Recoveries:
Commercial and industrial	391		414
Real estate mortgage	149		1
Real estate construction	—		88
Consumer and other	18		2

Total recoveries	558		505

Net charge-offs	(3,727)		(9,083)

Allowance for loan losses at end of period	36,004		24,266

Reserve for unfunded lending commitments at beginning of period	1,043		1,092
Provision for unfunded lending commitments	(221)		386

Reserve for unfunded lending commitments at end of period	822		1,478

Allowance for credit losses at end of period	$36,826		$25,744

Ratio of allowance for loan losses to end of period total loans	2.94%		1.84%
Ratio of net charge-offs to end of period total loans	(0.30	) %	(0.69	) %
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	58.63%		71.29%

(1)	Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At June 30, 2010, the available-for-sale securities portfolio was $141.7 million, an increase of $43.3 million or 44.0% compared with $98.4 million at December 31, 2009. The increase was primarily due to purchases of U.S. government corporations and agencies securities and investments in CRA funds, partially offset by called mortgage-backed securities and collateralized mortgage obligations. At June 30, 2010 and December 31, 2009, the held-to-maturity portfolio remained at $4.0 million. The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. Treasury and other U.S. government corporations and agencies and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include CDARS One-Way Sell investments (“CDARS”), Federal Reserve Bank (“FRB”) and FHLB stock, and the investment in subsidiary trust, were $17.2 million at June 30, 2010, a decrease of $4.4 million or 20.1% compared with $21.6 million at December 31, 2009. The decrease was primarily the result of maturities of CDARS.

Deposits. At June 30, 2010, total deposits were $1.36 billion, a decrease of $7.2 million or 0.5% compared with 1.36 billion at December 31, 2009. The Company’s ratio of noninterest-bearing demand deposits to total deposits at June 30, 2010 and December 31, 2009 was 14.7% and 14.9%, respectively. Interest-bearing deposits at June 30, 2010 were $1.16 billion, a decrease of $2.9 million or 0.2% compared with $1.16 billion at December 31, 2009.

The Company relies primarily on its deposit base to fund its lending and investment activities. Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative. However, as a result of the Order and the formal agreement between MetroBank and the OCC, neither Metro United nor MetroBank can acquire, accept, renew or roll over brokered deposits without the prior approval of their respective regulators. At June 30, 2010, brokered deposits constituted approximately 4.11% of the Company's total deposits having an average maturity date of April 2012.

Junior Subordinated Debentures. Junior subordinated debentures at June 30, 2010 and December 31, 2009 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011. See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at June 30, 2010 were $57.0 million, an increase of $31.5 million or 123.5% compared to other borrowings of $25.5 million at December 31, 2009. Other borrowings increased primarily due to advances obtained from the FHLB San Francisco for liquidity purposes. Other borrowings at June 30, 2010 consists of $30.0 million of advances from the FHLB of San Francisco, $25.0 million in security repurchase agreements, $1.0 million in debentures and Federal Reserve Treasury, Tax & Loan (“TT&L”). FHLB advances bear an average interest rate of 0.48% and have remaining maturities ranging from four to nine months. The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Six Months Ended June 30, 2010	As of and for the Year Ended December 31, 2009
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$—	$—
average during the period	1	22
maximum month-end balance during the period	—	—
Interest rate at end of period	—	—%
Interest rate during the period	0.75%	0.50
FHLB Notes and Advances:
at end of period	$30,000	$—
average during the period	10,774	10,695
maximum month-end balance during the period	30,000	55,000
Interest rate at end of period	0.49%	—%
Interest rate during the period	0.48	0.50
Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71
Debentures:
at end of period	$1,000	$—
average during the period	776	153
maximum month-end balance during the period	1,000	—
Interest rate at end of period	5.00%	—%
Interest rate during the period	5.00	7.19
Federal Reserve TT&L:
at end of period	$1,021	$513
average during the period	602	687
maximum month-end balance during the period	1,021	1,020

Liquidity. The Company’s loan to deposit ratio at June 30, 2010 and 2009 was 90.28% and 96.22%, respectively. As of June 30, 2010, the Company had commitments to fund loans in the amount of $84.7 million. At this same date, the Company had stand-by letters of credit of $6.8 million. Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $362.5 million from the FHLBs, $16.3 million from the FRB discount window and $12.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2010 was $156.9 million compared to $155.3 million at December 31, 2009, an increase of $1.6 million or 1.0%. The increase was primarily the result of net proceeds of $4.1 million from the private offering of common stock to accredited investors and an increase in other comprehensive income, partially offset by a net loss for the six months ended June 30, 2010.

The Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. Any future determination relating to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the Company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that the Board of Directors may deem relevant.

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

On July 23, 2010, the Board of Directors elected to resume payment of dividends on the Series A Preferred Stock for the third quarter of 2010.

As a result of the Order, by December 31, 2010, Metro United is required to achieve and maintain its leverage ratio at 9.0% and its total risk-based capital ratio at 13.0%. Due to the capital requirement within Metro United’s Order, Metro United cannot be considered to be any better than “adequately capitalized” for capital adequacy purposes even if it exceeds the capital level in the Order. The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2010 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2010
The Company
Leverage ratio	4.00	%(1)	N/A %	10.68%
Tier 1 risk-based capital ratio	4.00		N/A	13.28
Risk-based capital ratio	8.00		N/A	14.55
MetroBank
Leverage ratio	4.00	%(2)	5.00%	10.89%
Tier 1 risk-based capital ratio	4.00		6.00	13.32
Risk-based capital ratio	8.00		10.00	14.59
Metro United
Leverage ratio	4.00	%(3)	5.00%	9.04%
Tier 1 risk-based capital ratio	4.00		6.00	11.86
Risk-based capital ratio	8.00		10.00	13.14

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

Based on the fair value of Metro United’s assets and liabilities at August 31, 2009, the implied fair value of goodwill exceeded its carrying value. During the fourth quarter of 2009 and the first quarter of 2010, the Company’s stock continued to decline further and to trade below book value, therefore the Company performed an additional evaluation of goodwill as of December 31, 2009 and March 31, 2010 and impaired goodwill by $2.5 million and $2.0 million, respectively.

Current Evaluation

During the second quarter of 2010, the Company’s stock price fluctuated and at quarter end had declined further from year end. The Company performed an evaluation of goodwill for the quarter ended June 30, 2010 and concluded there was no additional impairment. Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management reduced the weight of the market approach and relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step one impairment test failed, the Company performed step two analysis to derive the implied fair value of goodwill. As a result of the evaluation, the implied fair value of goodwill exceeded the carrying value of goodwill, therefore no impairment charge was necessary.

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

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with ASC Topic 820-10 requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs would be described in Note 12, “Fair Value,” to the Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective as of the end of the period covered by this report, due to a material weakness in internal control over financial reporting related to internal controls over staffing and monitoring of nonperforming loans that was identified and reported as a material weakness in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, this material weakness in internal control over financial reporting has not been fully remediated.

Changes in Internal Control over Financial Reporting. In order to remediate the material weakness identified in its assessment of the Company’s internal controls over financial reporting as of December 31, 2010, management assigned dedicated and experienced resources at the Company with the responsibility of monitoring loans and related risk grade changes. The Company intends to continue to monitor, evaluate and test the operating effectiveness of these controls. Other than the identification of the material weakness described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the internal control over financial reporting and will address the related material weakness identified as of December 31, 2009 that has remained as a material weakness as of June 30, 2010. However, because the internal control process requires repeatable process execution and approval, the successful execution of controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

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

Except for the addition of the risk factors described below, there have been no material changes in the risk factors previously described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 18, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.

Metro United’s failure to comply with the provisions of the Consent Order with the FDIC and CDFI could subject Metro United to more severe regulatory enforcement actions.

On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) with the FDIC and CDFI. Pursuant to the Stipulation, Metro United has consented to the issuance of a Consent Order (“Order”) by the FDIC and CDFI, also effective as of July 22, 2010. The Order is based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009. The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United’s operations that warrant improvement and presents plans for making those improvements.

Management and the Board of Directors of Metro United have aggressively taken steps to address the findings of the exam and are taking an active role in working with the FDIC and the CDFI to improve the condition of the Metro United and comply with the requirements of the Order. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as minimum capital levels and asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United’s operations.

Failure by Metro United to meet the requirements and conditions imposed by the Order could result in more severe regulatory enforcement actions such as civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against Metro United. Any such failure and resulting regulatory action could have a material adverse effect on the financial condition and results of operations of the Company and Metro United.

Compliance with the Written Agreement and Consent Order will require significant time and attention from the management teams of the Company, MetroBank and Metro United, which may increase the Company’s operating cost, impede the efficiency of the Company’s internal business processes and adversely affect the Company’s financial condition and results of operations in the near-term.

On August 10, 2009, MetroBank entered into the Agreement with the OCC and on July 22, 2010, Metro United entered into the Stipulation consenting to the issuance of the Order by the FDIC and CDFI. Both the Agreement, with respect to MetroBank, and the Order, with respect to Metro United, require the review, revision and adherence to current policies and procedures, and in certain instances adoption of new policies and procedures, including those associated with credit concentration management, the allowance for loan losses, liquidity management and criticized assets. While the Company intends to take all such actions as may be necessary to enable the Banks to comply with the requirements of the Agreement and the Order, compliance with such requirements could divert management’s attention from other important issues. If the Company is unable to manage compliance with the Agreement and Order effectively or is unable to comply fully with the provisions of the Agreement and Order, the Company’s operating costs, efficiency, financial condition and results of operations may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Reserved

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit Number	Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

4.1	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

4.2	Warrant, dated January 16, 2009, to purchase 771,429 shares of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 21, 2009).

4.3	Form of Certificate for the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 21, 2009).

11	Computation of Earnings Per Common Share, included as Note 5 to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

Date: August 6, 2010	By:	/S/ GEORGE M. LEE
George M. Lee
Executive Vice Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 6, 2010	By:	/S/ DAVID C. CHOI
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-62667) (the “Registration Statement”)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.3	Statement of Designations establishing the terms of the Series A Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

4.1	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

4.2	Warrant, dated January 16, 2009, to purchase 771,429 shares of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

4.3	Form of Certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

11	Computation of Earnings Per Common Share, included as Note 5 to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.