Form 10-Q
period 2010-09-30
MetroCorp Bancshares, Inc.
filed 2010-11-08
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of November 2, 2010, the number of outstanding shares of Common Stock was 13,230,315.

PART I
FINANCIAL INFORMATION

 Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$24,721	$26,087
Federal funds sold and other short-term investments	127,702	82,006
Total cash and cash equivalents	152,423	108,093
Securities available-for-sale, at fair value	156,386	98,368
Securities held-to-maturity (fair value $4,517 and $ 4,352 at September 30, 2010 and December 31, 2009, respectively)	4,044	4,044
Other investments	7,038	21,577
Loans, net of allowance for loan losses of $34,644 and $29,403 at September 30, 2010 and December 31, 2009, respectively	1,138,923	1,244,594
Accrued interest receivable	4,854	5,161
Premises and equipment, net	5,663	6,042
Goodwill	17,327	19,327
Core deposit intangibles	234	329
Customers' liability on acceptances	7,484	3,011
Foreclosed assets, net	16,141	22,291
Cash value of bank owned life insurance	29,617	28,526
Prepaid FDIC assessment	8,404	10,637
Other assets	18,921	17,548
Total assets	$1,567,459	$1,589,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$198,507	$203,427
Interest-bearing	1,101,462	1,160,740
Total deposits	1,299,969	1,364,167
Junior subordinated debentures	36,083	36,083
Other borrowings	56,205	25,513
Accrued interest payable	555	625
Acceptances outstanding	7,484	3,011
Other liabilities	7,379	4,843
Total liabilities	1,407,675	1,434,242
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	45,391	44,718
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,230,315 and 10,994,965 shares issued and 13,230,315 and 10,926,315 shares outstanding at September 30, 2010 and December 31, 2009, respectively	13,230	10,995
Additional paid-in-capital	33,155	29,114
Retained earnings	68,043	72,505
Accumulated other comprehensive loss	(35)	(1,106)
Treasury stock, at cost, 68,650 shares at December 31, 2009	–	(920)
Total shareholders' equity	159,784	155,306
Total liabilities and shareholders' equity	$1,567,459	$1,589,548

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$17,960	$20,654	$55,717	$61,791
Securities:
Taxable	977	965	2,590	3,048
Tax-exempt	117	85	356	210
Other investments	57	89	207	386
Federal funds sold and other short-term investments	108	29	266	150
Total interest income	19,219	21,822	59,136	65,585

Interest expense:
Time deposits	2,863	4,687	9,410	15,991
Demand and savings deposits	1,301	1,761	4,397	6,190
Junior subordinated debentures	519	519	1,559	1,559
Subordinated debentures and other borrowings	287	240	798	768
Total interest expense	4,970	7,207	16,164	24,508

Net interest income	14,249	14,615	42,972	41,077
Provision for loan losses	4,700	3,596	15,028	12,710
Net interest income after provision for loan losses	9,549	11,019	27,944	28,367

Noninterest income:
Service fees	1,222	1,134	3,384	3,309
Loan-related fees	91	136	305	429
Letters of credit commissions and fees	185	256	570	769
Gain on securities, net	31	347	76	356
Total other-than-temporary impairments
(“OTTI”) on securities	(212)	(804)	(495)	(1,984)
Less: Noncredit portion of “OTTI”	48	454	135	1,335
Net impairments on securities	(164)	(350)	(360)	(649)
Other noninterest income	396	442	1,173	1,320
Total noninterest income	1,761	1,965	5,148	5,534

Noninterest expenses:
Salaries and employee benefits	5,073	4,864	15,430	15,495
Occupancy and equipment	1,882	2,014	5,780	6,006
Foreclosed assets, net	1,088	1,320	5,367	2,740
FDIC assessment	881	1,027	2,471	2,712
Goodwill impairment	–	–	2,000	–
Other noninterest expense	1,935	2,061	6,024	6,738
Total noninterest expenses	10,859	11,286	37,072	33,691

Income (loss) before provision for income taxes	451	1,698	(3,980)	210
Provision (benefit) for income taxes	(186)	560	(1,323)	(46)
Net income (loss)	$637	$1,138	$(2,657)	$256

Dividends and discount – preferred stock	(605)	(599)	(1,805)	(1,701)
Net income (loss) available to common shareholders	$32	$539	$(4,462)	$(1,445)

Earnings (loss) per common share:
Basic	$0.00	$0.05	$(0.38)	$(0.13)
Diluted	$0.00	$0.05	$(0.38)	$(0.13)
Weighted average shares outstanding:
Basic	12,329	10,915	11,712	10,899
Diluted	12,345	10,923	11,712	10,899

Dividends per common share	$–	$–	$–	$0.04

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$637	$1,138	$(2,657)	$256

Other comprehensive income (loss), net of taxes:

Change in accumulated loss on effective cash flow hedging derivatives	(390)	(168)	(1,191)	(168)

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(135)	(515)	(316)	(1,270)
Less: OTTI charges recognized in net income	(105)	(225)	(231)	(416)
Net unrealized losses on investment
securities with OTTI	(30)	(290)	(85)	(854)

Unrealized holding gain arising during the
period	474	1,016	2,396	1,893
Less: reclassification adjustment for gain
included in net income	20	214	49	220
Net unrealized gains on investment
securities	454	802	2,347	1,673
Other comprehensive income	34	344	1,071	651
Total comprehensive income (loss)	$671	$1,482	$(1,586)	$907

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	cost	Total
Balance at December 31, 2009	45	$44,718	10,927	$10,995	$29,114	$72,505	$(1,106)	$(920)	$155,306
Re-issuance of treasury stock	–	–	78	–	(705)	–	–	952	247
Issuance of common stock	–	–	2,235	2,235	4,766	–	–	–	7,001
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	(20)	–	–	–	(20)
Net loss	–	–	–	–	–	(2,657)	–	–	(2,657)
Amortization of preferred stock discount	–	107	–	–	–	(107)	–	–	–
Forfeiture of restricted shares	–	–	(10)	–	–	–	–	(32)	(32)
Other comprehensive income	–	–	–	–	–	–	1,071	–	1,071
Dividends – preferred stock	–	566	–	–	–	(1,698)	–	–	(1,132)
Balance at September 30, 2010	45	$45,391	13,230	$13,230	$33,155	$68,043	$(35)	$–	$159,784

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(2,657)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,224	1,455
Provision for loan losses	15,028	12,710
Impairment on securities	360	649
Goodwill impairment	2,000	–
Gain on securities transactions, net	(76)	(356)
Loss on writedown and sale of foreclosed assets	2,916	1,029
Gain on sale of premises and equipment	(7)	(20)
Amortization of premiums and discounts on securities, net	19	(8)
Amortization of deferred loan fees and discounts	(992)	(1,563)
Amortization of core deposit intangibles	95	133
Stock-based compensation	(20)	277
Changes in:
Accrued interest receivable	307	994
Other assets	(1,186)	(3,813)
Accrued interest payable	(70)	(207)
Other liabilities	1,346	1,408
Net cash provided by operating activities	18,287	12,944

Cash flows from investing activities:
Purchases of securities available-for-sale	(123,000)	(46,171)
Purchases of securities held-to-maturity	-	(4,044)
Purchases of other investments	(50)	(19,207)
Proceeds from sales of securities available-for-sale	20,076	31,848
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	14,590	23,077
Proceeds from sales and maturities of other investments	48,135	27,215
Net change in loans	77,296	(2,982)
Proceeds from sale of foreclosed assets	17,573	8,497
Proceeds from sale of premises and equipment	9	22
Purchases of premises and equipment	(847)	(324)
Net cash provided by investing activities	53,782	17,931

Cash flows from financing activities:
Net change in:
Deposits	(64,198)	122,673
Other borrowings	30,692	(113,928)
Proceeds from issuance of common stock	6,899	–
Proceeds from issuance of preferred stock with common stock warrant	-	45,000
Re-issuance of treasury stock	-	169
Cash dividends paid on preferred stock	(1,132)	(1,307)
Cash dividends paid on common stock	-	(869)
Net cash (used in) provided by financing activities	(27,739)	51,738

Net increase in cash and cash equivalents	44,330	82,613
Cash and cash equivalents at beginning of period	108,093	38,101
Cash and cash equivalents at end of period	$152,423	$120,714

Supplemental information:
Interest paid	$16,235	$24,715
Income taxes paid	3,025	648
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	349	-
Dividends accrued not paid on preferred stock	853	287
Foreclosed assets acquired	14,339	27,713
Loans originated to finance foreclosed assets	3,505	3,760

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

A legal entity is referred to as a Variable Interest Entity (“VIE”) if any of the following conditions exist: (1) the total equity at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.  In addition, as specified in VIE accounting guidance, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance, and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  All facts and circumstances are taken into consideration when determining whether the Company has variable interest that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements.  In the case of the Company’s sole VIE, MCBI Statutory Trust I,  it is qualitatively clear based on the extent of the Company’s involvement that the Company is not the primary beneficiary of the VIE.  Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain items in prior financial statements have been reclassified to conform to the 2010 presentation, with no impact on the balance sheet, net income (loss), shareholders’ equity, or cash flows.

These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.        SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2010
	Amortized	Unrealized					Fair
	Cost	Gains		Losses	OTTI		Value
Securities available-for-sale	(In thousands)
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$100,980		$1,266	$ ─	$	─	$102,246
Obligations of state and political subdivisions	5,955		266	─	─		6,221
Mortgage-backed securities and collateralized mortgage obligations
Government issued or
guaranteed	32,024		897	─	─		32,921
Privately issued residential	2,099		360	(58)		(715)	1,686
Asset backed securities	357		49	─		(231)	175
Equity Securities				─
Investment in CRA funds	13,105		32	─	─		13,137
Total available-for-sale securities	$154,520		$2,870	$(58)		$(946)	$156,386

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044		$473	$ ─	$	─	$4,517
Total held-to-maturity securities	$4,044		$473	$ ─	$	─	$4,517

Other investments
FHLB/Federal Reserve Bank stock	$5,955	$	─	$ ─	$	─	$5,955
Investment in subsidiary trust	1,083	─		─	─		1,083
Total other investments	$7,038	$	─	$ ─	$	─	$7,038

	As of December 31, 2009
	Amortized	Unrealized						Fair
	Cost	Gains		Losses		OTTI		Value
	(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$57,882	$	─		$(654)	$	─	$57,228
Obligations of state and political subdivisions	5,724		118		(29)		─	5,813
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	32,014		397		(103)		─	32,308
Privately issued residential	3,947		233		(241)		(1,104)	2,835
Asset backed securities	467	─		─			(283)	184
Total available-for-sale securities	$100,034		$748		$(1,027)		$(1,387)	$98,368

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044		$308	$	─	$	─	$4,352
Total held-to-maturity securities	$4,044		$308	$	─	$	─	$4,352

Other investments
Investment in CDARS	$14,042	$	─	$	─	$	─	$14,042
FHLB/Federal Reserve Bank stock	6,452		─		─		─	6,452
Investment in subsidiary trust	1,083		─		─		─	1,083
Total other investments	$21,577	$	─	$	─	$	─	$21,577

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of September 30, 2010 for which other-than-temporary impairments (“OTTI”) has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of September 30, 2010 or December 31, 2009.

	September 30, 2010
	Less Than 12 Months				Greater Than 12 Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
Mortgage-backed securities and collateralized mortgage obligations
Privately issued residential	$	─	$	─	$419	$(58)	$419	$(58)
Total available-for-sale securities	$	─	$	─	$419	$(58)	$419	$(58)

	December 31, 2009
	Less Than 12 Months		Greater Than 12 Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available for sale
U.S. Treasury and other U.S. government corporations and agencies	$52,228	$(654)	$	─	$	─	$52,228	$(654)
Obligations of state and political subdivisions	1,516	(29)		─		─	1,516	(29)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	10,937	(103)		─		─	10,937	(103)
Privately issued residential	86	(33)		─		─	86	(33)
Asset backed securities	─	─		488		(208)	488	(208)
Total securities	$64,767	$(819)		$488		$(208)	$65,255	$(1,027)

As of September 30, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost.  The unrealized losses are largely due to price declines in privately issued mortgage securities related to overall market weakness in the real estate sector.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.  Management does not believe any of the unrealized losses above are due to credit quality.  Accordingly, management believes the $58,000 of unrealized losses is temporary and the remaining $946,000 of OTTI represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

 The following table presents a rollforward for the three and nine months ended September 30, 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(In thousands)
Credit losses at beginning of period	$1,487	$1,291
Addition of OTTI that was not previously recognized	2	6
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	26	26
Transfers from accumulated other comprehensive income to OTTI related to credit losses	136	328
Reclassifications from OTTI to realized losses on sales of securities	(48)	(48)
Credit losses at end of period	$1,603	$1,603

For the nine months ended September 30, 2010, credit-related losses of $308,000 on 18 non-agency residential mortgage-backed securities and $52,000 on three asset-backed securities were recognized. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”).  The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales or transfers of held-to-maturity securities.

	Nine Months Ended September 30,
	2010	2009
Amortized cost	$20,092	$31,512
Proceeds	20,076	31,848
Gross realized gains	216	337
Gross realized losses	(232)	—

At September 30, 2010, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	14,124	14,393	—	—
Within six to ten years	89,248	90,278	—	—
After ten years	3,920	3,971	4,044	4,517
Mortgage-backed securities and collateralized mortgage obligations	34,123	34,607	—	—
Total debt securities	$141,415	$143,249	$4,044	$4,517

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.        LOANS

The loan portfolio is classified by major type as follows:

	As of September 30, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$357,803	30.43%	$399,235	31.27%
Real estate mortgage
Residential	35,551	3.03	32,730	2.56
Commercial	739,210	62.87	742,974	58.20
	774,761	65.90	775,704	60.76
Real estate construction
Residential	15,539	1.32	32,257	2.52
Commercial	23,779	2.02	65,532	5.14
	39,318	3.34	97,789	7.66
Consumer and other	3,842	0.33	3,888	0.31
Gross loans	1,175,724	100.00%	1,276,616	100.00%
Unearned discounts, interest and deferred fees	(2,157)		(2,619)
Total loans	1,173,567		1,273,997
Allowance for loan losses	(34,644)		(29,403)
Loans, net	$1,138,923		$1,244,594

Changes in the allowance for loan and credit losses are as follows:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for loan losses at beginning of period	$36,004	$24,266	$29,403	$24,235
Provision for loan losses	4,700	3,596	15,028	12,710
Charge-offs	(6,115)	(2,421)	(10,400)	(12,009)
Recoveries	55	162	613	667
Allowance for loan losses at end of period	34,644	25,603	34,644	25,603

Reserve for unfunded lending commitments at beginning of period	822	1,478	1,043	1,092
Provision (reversal) for unfunded lending commitments	(110)	(290)	(331)	96
Reserve for unfunded lending commitments at end of period	712	1,188	712	1,188

Allowance for credit losses	$35,356	$26,791	$35,356	$26,791

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$51,464	$58,236
Accruing loans 90 days or more past due	-	420
Troubled debt restructurings - accruing	1,319	4,927
Troubled debt restructurings - nonaccruing	16,645	16,993
Other real estate (“ORE”)	16,141	22,291
Total nonperforming assets	$85,569	$102,867

Total nonperforming assets to total assets	5.46%	6.47%
Total nonperforming assets to total loans and ORE	7.19%	7.94%

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of September 30, 2010	As of December 31, 2009
	(In thousands)
Impaired loans(1) with no valuation reserve	$59,441	$56,413
Impaired loans(1) with a valuation reserve	9,987	23,743
Total recorded investment in impaired loans	$69,428	$80,156

Valuation allowance related to impaired loans	$1,086	$2,731

(1) Impaired loans include nonaccrual loans and troubled debt restructurings.

4.        GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated below were as follows (in thousands):

	As of and for the nine months ended September 30, 2010	As of and for the year ended December 31, 2009
Balance as of January 1
Goodwill	$21,827	$21,827
Accumulated impairment losses	(2,500)	-
Net balance as of January 1	19,327	21,827
Impairment losses	(2,000)	(2,500)
Balance as of end of period	$17,327	$19,327

Accumulated impairment losses	$(4,500)	$(2,500)

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment.  Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

The Company completed its 2010 annual impairment testing based on information that was as of August 31, 2010. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United.

Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step-one impairment test failed, the Company performed the step-two analysis to derive the implied fair value of goodwill.  The estimated fair value of Metro United as of August 31, 2010 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

Under the step-two analysis, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of Metro United’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of Metro United over the fair value of its net assets is the implied fair value of goodwill. The Company estimated the fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk adjustments that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. This evaluation and resulting conclusion were significantly affected by the estimated fair value of the loans of Metro United that were evaluated, particularly the market risk adjustment that is a consequence of the current distressed market conditions.

It is possible that future changes in the fair value of Metro United’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill, resulting in additional goodwill impairment. Future potential changes in valuation assumptions may impact the estimated fair value of Metro United, therefore resulting in an additional impairment of the goodwill. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact potential future goodwill impairment. Assuming all other assumptions stay the same, a 15% decline in stock price from the 15-day average price ending on August 31, 2010 of $2.78 could potentially result in a material impairment of goodwill.  Additionally, an increase in the fair value of Metro United's loans could potentially result in a material impairment of goodwill. Subsequent to the annual impairment test, the Company issued 954,000 shares of common stock at a price of $3.00 per share on September 16, 2010 in a private placement.  The issue price was based on 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 15 trading days ending on and including July 30, 2010.

5.        EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended September 30, 2010 and 2009, there were 1,700,989 and 1,812,996 antidilutive stock options, respectively.  For the nine months ended September 30, 2010 and 2009, there were 1,790,307 and 1,814,983 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$32	$539	$(4,462)	$(1,445)

Weighted average common shares in basic EPS	12,329	10,915	11,712	10,899
Effect of dilutive securities	16	8	-	-
Weighted average common and potentially dilutive
common shares used in diluted EPS	12,345	10,923	11,712	10,899

Earnings (loss) per common share:
Basic	$0.00	$0.05	$(0.38)	$(0.13)
Diluted	$0.00	$0.05	$(0.38)	$(0.13)

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2010 and December 31, 2009 is presented below:

	As of September 30, 2010	As of December 31, 2009
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$78,427	$121,166
Standby letters of credit	5,171	12,556
Commercial letters of credit	4,184	10,415
Operating leases	5,415	6,133
Total financial instruments with off-balance sheet risk	$93,197	$150,270

Litigation. The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

7.        SHAREHOLDERS’ EQUITY

On September 16, 2010, the Company issued 954,000 shares of its common stock at $3.00 per share to an accredited investor in a private placement.  The purchase price of $3.00 per share was approved by the Board of Directors of the Company on August 27, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 15 trading days ending on and including July 30, 2010.  The approximate $2.9 million in net proceeds will be used by the Company for general corporate purposes.

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

The Company’s Board of Directors elected to suspend the Company’s common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company elected to resume payment of dividends for the third and fourth quarter of 2010 on the Series A Preferred Stock.   Any future determination relating to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the Company's future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that the Board of Directors may deem relevant.

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

On August 10, 2009, MetroBank entered into a written agreement (the "Agreement") with the Office of the Comptroller of the Currency (“OCC”).  The Agreement is based on the findings of the OCC during the annual on-site examination of MetroBank performed in the first quarter of 2009 utilizing financial information as of December 31, 2008 and is primarily focused on matters related to MetroBank's asset quality.  Pursuant to the Agreement, the Board of Directors of MetroBank has appointed a compliance committee to monitor and coordinate MetroBank’s performance under the Agreement.  The Agreement provides for, among other things, the development and implementation of written programs to reduce MetroBank's credit risks, monitor and reduce the level of criticized assets and manage commercial real estate loan concentrations in light of current adverse commercial real estate market conditions generally and in its market areas. During and since the completion of the examination, management of MetroBank has made adjustments in policies and procedures in an effort to alleviate the effects of the credit challenge caused by the economic deterioration in its market areas.

On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order ("Stipulation") with the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Institutions ("CDFI").  Pursuant to the Stipulation, Metro United has consented to the issuance of a Consent Order ("Order") by the FDIC and CDFI, also effective as of July 22, 2010.  The Order is based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009.  The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United's operations that warrant improvement and requires the submission of plans for making those improvements. The Order imposes no fines or penalties on Metro United.

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, within 90 days after the effective date of the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of September 30, 2010, Metro United's Tier 1 leverage ratio was 10.08% and its total risk-based capital ratio was 13.79%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it cannot be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order.  As an adequately capitalized institution, Metro United may not pay interest rates on deposits that are more than 75 basis points above the rate of the applicable market of Metro United as determined by the FDIC.  Additionally, Metro United may not accept, renew or roll over brokered deposits without prior approval of the FDIC.

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

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2010, that the Company and the Banks met all capital adequacy requirements to which they were subject.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of September 30, 2010 to the minimum and well-capitalized regulatory standards:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$189,299	15.14%	$99,998	8.00%	N/A	N/A	%
MetroBank, N.A.	138,191	15.01	73,644	8.00	92,055	10.00
Metro United Bank	45,456	13.79	26,369	8.00	32,961	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	173,417	13.87	49,999	4.00	N/A	N/A
MetroBank, N.A.	126,507	13.74	36,822	4.00	55,233	6.00
Metro United Bank	41,255	12.52	13,185	4.00	19,777	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	173,417	10.96	63,299	4.00	N/A	N/A
MetroBank, N.A.	126,507	10.72	47,215	4.00	59,018	5.00
Metro United Bank	41,255	10.08	16,365	4.00	20,456	5.00

As of December 31, 2009
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$189,043	13.80%	$109,586	8.00%	N/A	N/A	%
MetroBank, N.A.	138,342	14.01	79,012	8.00	98,766	10.00
Metro United Bank	48,625	12.74	30,537	8.00	38,171	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	171,756	12.54	54,793	4.00	N/A	N/A
MetroBank, N.A.	125,853	12.74	39,506	4.00	59,259	6.00
Metro United Bank	43,832	11.48	15,268	4.00	22,903	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	171,756	10.76	63,845	4.00	N/A	N/A
MetroBank, N.A.	125,853	10.69	47,113	4.00	58,891	5.00
Metro United Bank	43,832	10.47	16,750	4.00	20,937	5.00

As of September 30, 2010, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as "well capitalized" under the regulatory framework for prompt corrective action.

Although regulatory standards require the above ratios, as a result of the Order, by December 31, 2010, Metro United is required to achieve and maintain a leverage ratio of at least 9.0% and a total risk-based capital ratio of at least 13.0%.  Due to the capital requirement within Metro United's Order, Metro United cannot be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeds the capital levels set forth in the Order.

9.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of and changes in each component of accumulated other comprehensive income as of and for the nine months ended September 30, 2010 are as follows (net of taxes):

	Gains (Loss) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Losses)
	(In thousands)

Balance December 31, 2009	$(39)	$(888)	$(179)	$(1,106)
Current period change	(1,191)	(85)	2,347	1,071

Balance September 30, 2010	$(1,230)	$(973)	$2,168	$(35)

10.     DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in other liabilities in the accompanying condensed consolidated balance sheets and in the net change in other liabilities in the accompanying condensed consolidated statements of cash flows.

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

The notional amount of the interest rate derivative contract outstanding at September 30, 2010 and December 31, 2009 was $17.5 million, and the estimated fair value at September 30, 2010 and December 31, 2009 was ($1.9 million) and ($61,000), respectively.  The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows.  There were no interest rate derivatives designated as hedges of fair value at September 30, 2010.

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended September 30, 2010	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(609)	$(609)

Three months ended September 30, 2009
Contract type
Interest rate	$—	$—	$—	$(168)	$(168)

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Nine months ended September 30, 2010	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate	$—	$—	$—	$(1,861)	$(1,861)

Nine months ended September 30, 2009
Contract type
Interest rate	$—	$—	$—	$(168)	$(168)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at September 30, 2010.  The amount of cash collateral posted by the Company related to derivative contracts was $1.9 million and $875,000 at September 30, 2010 and December 31, 2009, respectively.

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

The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30, 2010				For the three months ended September 30, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$14,237	$4,965	$17	$19,219	$16,135	$5,671	$16	$21,822
Total interest expense	3,446	992	532	4,970	4,770	1,917	520	7,207
Net interest income	10,791	3,973	(515)	14,249	11,365	3,754	(504)	14,615
Provision for loan losses	4,300	400	-	4,700	2,611	985	─	3,596
Net interest income after provision for loan losses	6,491	3,573	(515)	9,549	8,754	2,769	(504)	11,019
Noninterest income	1,990	72	(301)	1,761	2,190	107	(332)	1,965
Noninterest expenses	8,242	2,589	28	10,859	8,680	2,604	2	11,286
Income (loss) before income tax provision	239	1,056	(844)	451	2,264	272	(838)	1,698
Provision (benefit) for income taxes	(109)	320	(397)	(186)	769	46	(255)	560
Net income (loss)	$348	$736	$(447)	$637	$1,495	$226	$(583)	$1,138

	For the nine months ended September 30, 2010				For the nine months ended September 30, 2009
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$43,353	$15,734	$49	$59,136	$48,757	$16,781	$47	$65,585
Total interest expense	10,706	3,867	1,591	16,164	16,345	6,593	1,570	24,508
Net interest income	32,647	11,867	(1,542)	42,972	32,412	10,188	(1,523)	41,077
Provision for loan losses	10,300	4,728	─	15,028	9,138	3,572	─	12,710
Net interest income after provision for loan losses	22,347	7,139	(1,542)	27,944	23,274	6,616	(1,523)	28,367
Noninterest income	5,827	254	(933)	5,148	6,240	315	(1,021)	5,534
Noninterest expenses	26,387	10,592	93	37,072	25,765	7,851	75	33,691
Income before income tax provision	1,787	(3,199)	(2,568)	(3,980)	3,749	(920)	(2,619)	210
Provision (benefit) for income taxes	205	(622)	(906)	(1,323)	1,137	(412)	(771)	(46)
Net income (loss)	$1,582	$(2,577)	$(1,662)	$(2,657)	$2,612	$(508)	$(1,848)	$256

	As of September 30, 2010					As of September 30, 2009
	MetroBank	Metro United	Other		Consolidated Company	MetroBank	Metro United	Other		Consolidated Company
	(In thousands)
Net loans	$817,697	$321,226	$	─	$1,138,923	$929,885	$356,050	$	─	$1,285,935
Total assets	1,162,650	410,251		(5,442)	1,567,459	1,177,347	455,713		(3,328)	1,629,732
Deposits	995,184	319,337		(14,552)	1,299,969	1,011,435	387,720		(7,329)	1,391,826

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2010 and December 31, 2009:

	Fair Value Measurements, using
	(In thousands)			Fair Value
September 30, 2010	Level 1	Level 2	Level 3	Measurements
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$102,246	$–	$102,246
Obligations of state and political subdivisions	–	6,221	–	6,221
Mortgage-backed securities and collateralized mortgage obligations			–
Government issued or guaranteed	–	32,921	–	32,921
Privately issued residential	–	1,686	–	1,686
Asset backed securities	–	175	–	175
Investment in CRA funds	13,137	–	–	13,137
Total available-for-sale securities	$13,137	$143,249	$–	$156,386

Derivative liabilities
Interest rate swap	$–	$(1,922)	$–	$(1,922)

December 31, 2009
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$57,228	$–	$57,228
Obligations of state and political subdivisions	–	5,813	–	5,813
Mortgage-backed securities and collateralized mortgage obligations			–
Government issued or guaranteed	–	32,308	–	32,308
Privately issued residential	–	2,835	–	2,835
Asset backed securities	–	184	–	184
Total available-for-sale securities	$–	$98,368	$–	$98,368

Derivative liabilities
Interest rate swap	$–	$(61)	$–	$(61)

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

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2010 and 2009 (in thousands):

	As of September 30, 2010		Losses
	Level 2	Level 3	Three months ended September 30, 2010	Nine months ended September 30, 2010
Assets
Goodwill	$-	$17,327	$-	$2,000
Foreclosed assets (1)	-	16,141	551	3,178
Impaired loans (2)	4,290	-	105	105

	As of September 30, 2009		Losses
	Level 2	Level 3	Three months ended September 30, 2009	Nine months ended September 30, 2009
Assets
Goodwill	$-	$21,827	$-	$-
Foreclosed assets (1)	-	23,012	337	775
Impaired loans (2)	12,633	232	-	424

(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2) Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$152,423	$152,423	$108,093	$108,093
Investment securities available-for-sale	156,386	156,386	98,368	98,368
Investment securities held-to-maturity	4,044	4,517	4,044	4,352
Other investments	7,038	7,038	21,577	21,577
Loans, net	1,138,923	1,022,010	1,244,594	1,133,959
Cash value of bank owned life insurance	29,617	29,617	28,526	28,526
Accrued interest receivable	4,854	4,854	5,161	5,161

Financial Liabilities
Deposits
Transaction accounts	708,816	708,816	705,987	705,987
Time deposits	591,153	591,136	658,180	659,296
Total deposits	1,299,969	1,299,952	1,364,167	1,365,283
Other borrowings	56,205	59,035	25,513	27,429
Junior subordinated debentures	36,083	45,476	36,083	37,883
Interest rate derivative	1,922	1,922	61	61
Accrued interest payable	555	555	625	625

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	177	—	224
Standby letters of credit	—	17	—	16

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

13.      INCOME TAXES

Income tax benefit for the three months ended September 30, 2010 was $186,000, compared with income tax expense of $560,000 for the same period in 2009. The Company’s effective tax rate was 41.2% and 33.0% for the three months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the three months ended September 30, 2010 was primarily the result of the Texas margin tax which bases taxes on a concept of gross receipts rather than net income. Income tax benefit for the nine months ended September 30, 2010 and 2009 was $1.3 million and $46,000, respectively. The Company’s effective tax rate was 33.2% and 21.9% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010 was due primarily to non-deductible goodwill impairment.

As of September 30, 2010, the Company had approximately $16.6 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company in 2009 and for the nine months ended September 30, 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

14.      RELATED PARTY TRANSACTIONS

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

On April 23, 2010, the Company issued 300,000 shares of its common stock at $3.23 per share to an affiliate of one of the Company's 5% or more shareholders in a private placement which totaled 1,250,000 shares.  The purchase price of $3.23 per share was approved by the Board of Directors of the Company on March 26, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 10 trading days ending on and including March 31, 2010.  The proceeds from issuance of the common stock  were used for general corporate purposes.

15.     NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”)  No. 2010-20, "Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company's financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's financial statements that include periods beginning on or after January 1, 2011.

ASU No. 2009-17, "Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

ASU No. 2009-16, "Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets." ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitization, and where companies have continuing exposure to the risks related to the transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements."  ASU 2010-06 provides amendments to Topic 820 that provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures were effective January 1, 2010 and the required disclosures are reported in Note 12 – “Fair Value” as applicable.   Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements will be required for the Company beginning January 1, 2011.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the high concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of MetroBank’s compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the OCC;

•	the effect of Metro United's compliance, or failure to comply within stated deadlines, of the provisions of the consent order with the FDIC and CDFI;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	an inability to fully realize the Company’s net deferred tax asset;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system; and

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

Overview

The Company recorded net income of $637,000 for the three months ended September 30, 2010, a decrease of $501,000 compared with the same quarter in 2009. The Company’s diluted earnings per common share for the three months ended September 30, 2010 was $0.00, a decrease of $0.05 per diluted common share compared with diluted earnings per common share of $0.05 for the same quarter in 2009. Diluted earnings (loss) per common share is computed by dividing net income (after deducting dividends and accretion of discount on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends accrued and discount accreted were $605,000 or $0.05 per diluted share, and $599,000 or $0.05 per diluted share for the three months ended September 30, 2010 and 2009, respectively. The Company recorded a net loss of $2.7 million for the nine months ended September 30, 2010, a decrease of $2.9 million compared with the same period in 2009. The Company’s diluted loss per common share for the nine months ended September 30, 2010 was ($0.38), a decrease of $0.25 per diluted share compared with diluted loss per common share of ($0.13) for the same period in 2009.  Preferred stock dividends accrued and discount accreted were $1.8 million or $0.15 per diluted share and $1.7 million or $0.16 per diluted shared for the nine months ended September 30, 2010 and 2009, respectively. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.57 billion at September 30, 2010, a decrease of $22.1 million or 1.4% from $1.59 billion at December 31, 2009. Available-for-sale investment securities at September 30, 2010 were $156.4 million, an increase of $58.0 million or 59.0% from $98.4 million at December 31, 2009. Net loans at September 30, 2010 were $1.14 billion, a decrease of $105.7 million or 8.5% from $1.24 billion at December 31, 2009. Total deposits at September 30, 2010 were $1.30 billion, a decrease of $64.2 million or 4.7% from $1.36 billion at December 31, 2009. Other borrowings at September 30, 2010 were $56.2 million, an increase of $30.7 million or 120.3% from $25.5 million at December 31, 2009. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2010 and 2009 was 0.16% and 0.28%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2010 and 2009 was 1.60% and 2.74%, respectively. The Company’s ROAA for the nine months ended September 30, 2010 and 2009 was (0.22)% and 0.02%, respectively. The Company’s ROAE for the nine months ended September 30, 2010 and 2009 was (2.25)% and 0.21%, respectively.   Shareholders’ equity at September 30, 2010 was $159.8 million compared to $155.3 million at December 31, 2009, an increase of $4.5 million or 2.9%.  Details of the changes in the various balance sheet items are further discussed below.

Recent Developments

Private Placement of Common Stock. On September 16, 2010, the Company issued 954,000 shares of its common stock at $3.00 per share to an accredited investor in a private placement.  The purchase price of $3.00 per share was approved by the Board of Directors of the Company on August 27, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 15 trading days ending on and including July 30, 2010.  The approximate $2.86 million in net proceeds will be used by the Company for general corporate purposes.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, Congress enacted regulatory reform legislation known as the Dodd–Frank Wall Street Reform and Consumer Protection Act (the "Dodd–Frank Act"), which the President signed into law on July 21, 2010.  Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company, MetroBank, Metro United or across the industry.  This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

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

The Company's management is actively reviewing the provisions of the Dodd–Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company, MetroBank and Metro United.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2010, net interest income, before the provision for loan losses, was $14.2 million, a decrease of $366,000 or 2.5% compared with $14.6 million for the same period in 2009, primarily due to a decline in average total loans, partially offset by lower deposit costs. Average interest-earning assets for the three months ended September 30, 2010 were $1.50 billion, a decrease of $118,000 or 0.0% compared with $1.50 billion for the same period in 2009, primarily due to lower loan volume, partially offset by growth in federal funds sold.  The weighted average yield on interest-earning assets for the third quarter of 2010 was 5.08%, a decrease of 69 basis points compared with 5.77% for the same quarter in 2009. Average interest-bearing liabilities for the three months ended September 30, 2010 were $1.23 billion, an increase of $6.7 million or 0.6% compared with $1.22 billion for the same period in 2009, primarily due to growth in savings and money market accounts and other borrowings, partially offset by a decrease in time deposits. The weighted average interest rate paid on interest-bearing liabilities for the third quarter 2010 was 1.61%, a decrease of 74 basis points compared with 2.35% for the same quarter in 2009.

For the nine months ended September 30, 2010, net interest income, before the provision for loan losses, was $43.0 million, an increase of $1.9 million or 4.6% compared with $41.1 million for the same period in 2009, primarily due to lower deposit cost. Average interest-earning assets for the nine months ended September 30, 2010 were $1.50 billion, a decrease of $12.0 million or 0.8% compared with $1.51 billion for the same period in 2009, primarily due to lower loan volume, partially offset by growth in federal funds sold. The weighted average yield on interest-earning assets for the nine months ended September 30, 2010 was 5.26%, down 53 basis points compared with 5.79% for the same period in 2009.  Average interest-bearing liabilities for the nine months ended September 30, 2010 were $1.24 billion, an increase of $7.6 million or 0.6% compared with $1.23 billion for the same period in 2009, primarily due to an increase in savings and money market accounts and other borrowings, partially offset by a decrease in time deposits. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2010 was 1.75%, down 92 basis points compared with 2.67% for the same period in 2009.

The net interest margin for the three months ended September 30, 2010 was 3.77%, a decrease of 9 basis points compared with 3.86% for the same period in 2009. The decrease was primarily the result of a decline in the cost of earning assets of 60 basis points, partially offset by a decrease in the yield on earning assets of 69 basis points. The net interest margin for the nine months ended September 30, 2010 was 3.82%, an increase of 19 basis points compared with 3.63% for the same period in 2009.  For the nine months ended September 30, 2010, the yield on average earning assets decreased 53 basis points, which was partially offset by a 72 basis point decrease in the cost of average earning assets.  The decrease in yield on earning assets and the cost of earning assets for the three and nine months ended September 30, 2010 was due primarily to lower loan volume, partially offset by lower deposit cost.

Total Interest Income. Total interest income for the three months ended September 30, 2010 was $19.2 million, a decrease of approximately $2.6 million or 11.9% compared with $21.8 million for the same period in 2009.  Total interest income for the nine months ended September 30, 2010 was $59.1 million, a decrease of $6.5 million or 9.8% compared with $65.6 million for the same period in 2009. The decrease for the three and nine months ended September 30, 2010 was primarily due to lower loan volume and yields.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2010 was $18.0 million, a decrease of $2.7 million or 13.0% compared with $20.7 million for the same quarter in 2009. Average total loans for the three months ended September 30, 2010 were $1.20 billion compared to $1.32 billion for the same period in 2009, a decrease of $117.6 million or 8.9%. For the third quarter of 2010, the average yield on loans was 5.92%, a decrease of 28 basis points compared to 6.20% for the same quarter in 2009. Interest income from loans for the nine months ended September 30, 2010 was $55.7 million, a decrease of $6.1 million or 9.8% compared with $61.8 million for the same period in 2009. The decrease for the three and nine months ended September 30, 2010 was the result of lower loan volume and yields.   Average total loans for the nine months ended September 30, 2010 were $1.24 billion, a decrease of $88.4 million or 6.7% compared with average total loans for the same period in 2009 of $1.33 billion. For the nine months ended September 30, 2010, the yield on average total loans was 6.01%, down 21 basis points compared with 6.22% for the same period in 2009.

Approximately $818.7 million or 69.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At September 30, 2010, the average yield on total loans was approximately 276 basis points above the prime rate primarily because of interest rate floors.   At September 30, 2010, approximately $655.2 million in loans or 55.7% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.29%.  At September 30, 2009, variable rate loans with interest rate floors carried a weighted average interest rate of 6.34% and comprised 56.1% of the total loan portfolio.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended September 30, 2010 was $1.3 million, an increase of $91,000 or 7.8% compared to $1.2 million for the same period in 2009, primarily due to an increase federal funds sold and investment securities.  Average total investments for the three months ended September 30, 2010 were $298.0 million compared to average total investments for the same period in 2009 of $180.3 million, an increase of $117.7 million or 65.3%.  For the third quarter 2010, the average yield on total investments was 1.68% compared to 2.57% for the same quarter in 2009, a decrease of 89 basis points primarily due to a higher balance in lower yielding federal funds sold.

Interest income from investments for the nine months ended September 30, 2010 was $3.4 million, down $375,000 or 9.9% compared with $3.8 million for the same period in 2009, primarily the result of declining interest rates and a higher balance in lower yielding federal funds sold.  Average total investments for the nine months ended September 30, 2010 were $263.5 million compared with average total investments for the same quarter in 2009 of $187.1 million, an increase of $76.4 million or 40.8%.  For the nine months ended September 30, 2010, the average yield on investments was 1.73% compared with 2.71% for the same quarter in 2009, a decrease of 98 basis points. The increase in average total investments for the three and nine months ended September 30, 2010 was primarily the result of an increase in federal funds sold.

Total Interest Expense. Total interest expense for the three months ended September 30, 2010 was $5.0 million, a decrease of $2.2 million or 31.0% compared to $7.2 million for the same period in 2009. Total interest expense for the nine months ended September 30, 2010 was $16.2 million, down $8.3 million or 34.0% compared with $24.5 million for the same period in 2009. Interest expense decreased for both the three and nine months ended September 30, 2010 primarily due to lower cost of funds.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended September 30, 2010 was $4.2 million, a decrease of $2.3 million or 35.4% compared to $6.4 million for the same period in 2009. Average interest-bearing deposits for the three months ended September 30, 2010 were $1.13 billion compared to $1.15 billion for the same period in 2009, a decrease of $21.3 million or 1.8%. The average interest rate paid on interest-bearing deposits for the third quarter of 2010 was 1.46% compared to 2.22% for the same quarter in 2009, a decrease of 76 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2010 was $13.8 million, down $8.4 million or 37.8% compared with $22.2 million for the same period in 2009.  Average interest-bearing deposits for the nine months ended September 30, 2010 were $1.16 billion compared with average interest-bearing deposits for the same period in 2009 of $1.15 billion, an increase of $4.1 million or 0.4%. The average interest rate incurred on interest-bearing deposits for the nine months ended September 30, 2010 was 1.60% compared with 2.58% for the same period in 2009, a decrease of 98 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended September 30, 2010 and 2009 was $519,000. Interest expense on junior subordinated debentures for the nine months ended September 30, 2010 and 2009 was $1.6 million. Average junior subordinated debentures for the three and nine months ended September 30, 2010 and 2009 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three and nine months ended September 30, 2010 and 2009 was 5.76%. The junior subordinated debentures accrue interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.  Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 15, 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011. The interest rate swap contract was entered into with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate.   See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended September 30, 2010 was $287,000, an increase of $47,000 compared to $240,000 for the same period in 2009. Interest expense on other borrowed funds for the nine months ended September 30, 2010 was $798,000, an increase of $30,000 compared with $768,000 for the same period in 2009.  Average borrowed funds, consisting primarily of security repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”), for the three months ended September 30, 2010 were $56.8 million an increase of $28.0 million compared to $28.8 million for the same period in 2009. Other borrowings increased primarily due to FHLB San Francisco advances obtained for liquidity purposes.  The average interest rate paid on borrowed funds for the third quarter of 2010 was 2.00% compared to 3.31% for the same quarter in 2009.  The average interest rate decreased as a result of an increase in lower cost short-term FHLB borrowings, which were partially offset by existing higher cost long-term borrowings.  Average borrowed funds for the nine months ended September 30, 2010 were $43.8 million, an increase of $3.6 million compared to $40.2 million for the same period in 2009. Other borrowings increased primarily due to an increase in FHLB borrowings.  The average interest rate paid on borrowed funds for the nine months ended September 30, 2010 was 2.44% compared to 2.55% for the same period in 2009.

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

	For The Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,203,013	$17,960	5.92%	$1,320,601	$20,654	6.20%
Taxable securities	126,875	977	3.06	110,336	965	3.47
Tax-exempt securities	10,057	117	4.62	6,787	85	4.97
Other investments (2)	8,625	57	2.62	19,873	89	1.78
Federal funds sold and other short-term investments	152,402	108	0.28	43,257	29	0.27
Total interest-earning assets	1,500,972	19,219	5.08	1,500,854	21,822	5.77
Allowance for loan losses	(37,568)			(24,918)
Total interest-earning assets, net of allowance for loan losses	1,463,404			1,475,936
Noninterest-earning assets	140,480			130,296
Total assets	$1,603,884			$1,606,232

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$55,481	$65	0.46%	$54,727	$69	0.50%
Savings and money market accounts	461,140	1,236	1.06	418,335	1,692	1.60
Time deposits	615,808	2,863	1.84	680,621	4,687	2.73
Junior subordinated debentures	36,083	519	5.76	36,083	519	5.76
Other borrowings	56,791	287	2.00	28,808	240	3.31
Total interest-bearing liabilities	1,225,303	4,970	1.61	1,218,574	7,207	2.35
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	202,780			210,040
Other liabilities	17,680			13,104
Total liabilities	1,445,763			1,441,718

Shareholders' equity	158,121			164,514
Total liabilities and shareholders' equity	$1,603,884			$1,606,232

Net interest income		$14,249			$14,615
Net interest spread			3.47%			3.42%
Net interest margin			3.77%			3.86%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,238,835	$55,717	6.01%	$1,327,198	$61,791	6.22%
Taxable securities	105,514	2,590	3.28	103,808	3,048	3.93
Tax-exempt securities	10,160	356	4.68	5,669	210	4.95
Other investments (2)	14,489	207	1.91	20,968	386	2.46
Federal funds sold and other short-term investments	133,312	266	0.27	56,669	150	0.35
Total interest-earning assets	1,502,310	59,136	5.26	1,514,312	65,585	5.79
Allowance for loan losses	(34,766)			(24,525)
Total interest-earning assets, net of allowance for loan losses	1,467,544			1,489,787
Noninterest-earning assets	143,530			123,359
Total assets	$1,611,074			$1,613,146

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$55,317	$206	0.50%	$54,776	$209	0.51%
Savings and money market accounts	464,788	4,191	1.21	400,240	5,981	2.00
Time deposits	635,628	9,410	1.98	696,643	15,991	3.07
Junior subordinated debentures	36,083	1,559	5.76	36,083	1,559	5.76
Other borrowings	43,771	798	2.44	40,196	768	2.55
Total interest-bearing liabilities	1,235,587	16,164	1.75	1,227,938	24,508	2.67
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	201,916			208,595
Other liabilities	16,011			14,245
Total liabilities	1,453,514			1,450,778
Shareholders' equity	157,560			162,368
Total liabilities and shareholders' equity	$1,611,074			$1,613,146

Net interest income		$42,972			$41,077
Net interest spread			3.51%			3.12%
Net interest margin			3.82%			3.63%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs 2009			2010 vs 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$(1,839)	$(855)	$(2,694)	$(4,114)	$(1,960)	$(6,074)
Taxable securities	145	(133)	12	50	(508)	(458)
Tax-exempt securities	41	(9)	32	166	(20)	146
Other investments	(50)	18	(32)	(119)	(60)	(179)
Federal funds sold and other short-term investments	73	6	79	203	(87)	116
Total decrease in interest income	(1,630)	(973)	(2,603)	(3,814)	(2,635)	(6,449)

Interest-bearing liabilities:
Interest-bearing demand deposits	1	(5)	(4)	2	(5)	(3)
Savings and money market accounts	173	(629)	(456)	965	(2,755)	(1,790)
Time deposits	(446)	(1,378)	(1,824)	(1,401)	(5,180)	(6,581)
Junior subordinated debentures	-	-	-	-	-	-
Other borrowings	233	(186)	47	68	(38)	30
Total decrease in interest expense	(39)	(2,198)	(2,237)	(366)	(7,978)	(8,344)

Increase (decrease) in net interest income	$(1,591)	$1,225	$(366)	$(3,448)	$5,343	$1,895

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2010 was $4.7 million, an increase of $1.1 million, compared with $3.6 million for the same period in 2009. The provision for loan losses for the nine months ended September 30, 2010 was $15.0 million, an increase of $2.3 million, compared with $12.7 million for the same period in 2009. The increase for the three and nine months ended September 30, 2010 was primarily due to an increase in nonperforming loans compared with their level at September 30, 2009, charge-offs, and changes in the assumptions used in the qualitative components that reflect current market conditions in the methodology the Company employs for determining the allowance for loan losses. The allowance for loan losses as a percent of total loans was 2.95% at September 30, 2010, 2.31% at December 31, 2009, and 1.95% at September 30, 2009.

Noninterest Income.  Noninterest income for the three months ended September 30, 2010 was $1.8 million, a decrease of $204,000 or 10.4% compared with the same period in 2009. The decrease was primarily due to a decline in gains on securities, partially offset by a decline in other than temporary impairment (“OTTI”) on securities.  Noninterest income for the nine months ended September 30, 2010 was $5.1 million, a decrease of $386,000 or 7.0% compared with the same period in 2009. The decrease for the nine months ended September 30, 2010 was primarily due to declines in gains on securities and letters of credit commissions and fees, partially offset by a decline in OTTI on securities.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2010 was $10.9 million, a decrease of $427,000 or 3.8% compared with the same period in 2009. The decrease was mainly the result of lower expenses related to foreclosed assets and decreases in FDIC assessments, partially offset by an increase in salaries and employee benefits.  The decrease in FDIC assessments was primarily due to the one-time emergency special FDIC assessment that occurred during the third quarter of 2009.

Noninterest expense for the nine months ended September 30, 2010 was $37.1 million, an increase of $3.4 million or 10.0% compared with the same period in 2009.  The increase was primarily the result of higher expenses related to foreclosed assets and a $2.0 million goodwill impairment charge that was recorded in the first quarter of 2010, partially offset by a decrease in other noninterest expense.  Other noninterest expense decreased across most functional areas, but the decline was primarily the result of a lower provision for unfunded commitments.

Salaries and employee benefits expense for the three months ended September 30, 2010 was $5.1 million, an increase of $209,000 or 4.3% compared with $4.9 million for the same period in 2009. The increase was primarily due to a rise in employee healthcare costs, thrift plan matching and stock-based compensation costs.   Salaries and employee benefits expense for the nine months ended September 30, 2010 was $15.4 million, a decrease of $65,000 or 0.4% compared with $15.5 million for the same period in 2009. The decrease was primarily due to lower salaries, which were partially offset by increases in employee healthcare costs, thrift plan matching and stock-based compensation costs.

Foreclosed assets expense for the three months ended September 30, 2010 was $1.1 million, a decrease of $232,000 or 17.6% compared with $1.3 million for the same period in 2009.  The decrease was primarily the result of gains on sales of foreclosed assets.  Foreclosed assets expense for the nine months ended September 30, 2010 was $5.4 million, an increase of $2.6 million or 95.9% compared with $2.7 million for the same period in 2009.  The increase was primarily due to write-downs and property taxes paid on foreclosed assets, partially offset by gains on sales.

The FDIC assessment for the three months ended September 30, 2010 was $881,000, a decrease of $146,000 or 14.2% compared with $1.0 million for the same period in 2009, primarily due to the one-time emergency special FDIC assessment that was charged during the third quarter of 2009. The FDIC assessment for the nine months ended September 30, 2010 was $2.5 million, a decrease of $241,000 or 8.9% compared with $2.7 million for the same period in 2009.

Other noninterest expense for the three months ended September 30, 2010 was $1.9 million, a decrease of $126,000 or 6.1% compared with the same quarter in 2009. The decline was primarily due to a reduction in legal fees and decreases in various other functional areas.    Other noninterest expense for the nine months ended September 30, 2010 was $6.0 million, a decrease of $714,000 or 10.6% compared with the same period in 2009. The decline was primarily due to a reduction in the provision for unfunded loan commitments and decreases in various other functional areas.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities.  The efficiency ratio for the three months ended September 30, 2010 was 67.14%, an increase from 66.66% for the same quarter in 2009. The increase was primarily due to the decrease in net interest income discussed under “net interest income” above.  The Company’s efficiency ratio for the nine months ended September 30, 2010 was 72.34%, compared with 71.29% for the same period in 2009. The increase was primarily due to increased foreclosed assets expenses, partially offset by an increase in net interest income.

Income Taxes. Income tax benefit for the three months ended September 30, 2010 was $186,000, compared with income tax expense of $560,000 for the same period in 2009. The Company’s effective tax rate was 41.2% and 33.0% for the three months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the three months ended September 30, 2010 was primarily the result of the Texas margin tax which bases taxes on a concept of gross receipts rather than net income. Income tax benefit for the nine months ended September 30, 2010 and 2009 was $1.3 million and $46,000, respectively. The Company’s effective tax rate was 33.2% and 21.9% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate for the nine months ended September 30, 2010 was due primarily to non-deductible goodwill impairment.

As of September 30, 2010, the Company had approximately $16.6 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company in 2009 and for the nine months ended September 30, 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

Financial Condition

Loan Portfolio. Total loans at September 30, 2010 were $1.17 billion, a decrease of $100.4 million or 7.9% compared with $1.27 billion at December 31, 2009, primarily as a result of principal reductions in conjunction with decreased demand due to weakened economic conditions in the Company’s market areas. At September 30, 2010, commercial and industrial loans, real estate mortgage loans, real estate construction loans and consumer loans decreased $41.4 million, $943,000, $58.5 million and $45,000, respectively, compared with their respective levels at December 31, 2009. At September 30, 2010 and December 31, 2009, the ratio of total loans to total deposits was 90.28%, and 93.39%, respectively. Total loans represented 74.9% and 80.1% of total assets at September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of September 30, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$357,803	30.43%	$399,235	31.27%
Real estate mortgage
Residential	35,551	3.03	32,730	2.56
Commercial	739,210	62.87	742,974	58.20
	774,761	65.90	775,704	60.76
Real estate construction
Residential	15,539	1.32	32,257	2.52
Commercial	23,779	2.02	65,532	5.14
	39,318	3.34	97,789	7.66
Consumer and other	3,842	0.33	3,888	0.31
Gross loans	1,175,724	100.00%	1,276,616	100.00%
Unearned discounts, interest and deferred fees	(2,157)		(2,619)
Total loans	1,173,567		1,273,997
Allowance for loan losses	(34,644)		(29,403)
Loans, net	$1,138,923		$1,244,594

Nonperforming Assets. At September 30, 2010, total nonperforming assets consisted of $51.5 million in nonaccrual loans, $1.3 million of accruing troubled debt restructurings, $16.6 million of nonaccruing troubled debt restructurings and $16.1 million in other real estate (“ORE”). Total nonperforming assets decreased $17.3 million to $85.6 million at September 30, 2010 from $102.9 million at December 31, 2009, which consisted of a reduction of $17.5 million in Texas, partially offset by a $232,000 increase in California.

On a linked-quarter basis, total nonperforming assets increased by $5.7 million of which $3.7 million was in Texas and $2.0 million in California. The increase in nonperforming assets in Texas consisted of an increase of $7.6 million in nonaccrual loans, which were partially offset by decreases of $2.2 million in ORE, $1.3 million in accruing troubled debt restructurings  and $227,000 in loans over 90 days past due.  The increase in nonperforming assets in California consisted primarily of increases of $4.2 million in nonaccruing troubled debt restructurings and $2.6 million in nonaccrual loans, partially offset by decreases of $4.3 million in troubled debt restructurings and $119,000 in ORE.

On a linked-quarter basis, ORE decreased by approximately $2.3 million compared with June 30, 2010, which included reductions in Texas of $2.2 million.  The reductions included the sale of a commercial land parcel, residential unit and a commercial property.  These reductions were partially offset by additions into ORE in Texas, which included a retail center and residential patio homes.  The $119,000 decline in ORE in California was the result of write-downs on two properties.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the nine months ended September 30, 2010 or 2009.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$51,464	$58,236
Accruing loans 90 days or more past due	-	420
Troubled debt restructurings - accruing	1,319	4,927
Troubled debt restructurings - nonaccruing	16,645	16,993
Other real estate (“ORE”)	16,141	22,291
Total nonperforming assets	85,569	102,867

Total nonperforming assets to total assets	5.46%	6.47%
Total nonperforming assets to total loans and ORE	7.19%	7.94%

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

The following is a summary of loans considered to be impaired as of the dates indicated:

	As of September 30, 2010	As of December 31, 2009
	(In thousands)
Impaired loans(1) with no valuation reserve	$59,441	$56,413
Impaired loans(1) with a valuation reserve	9,987	23,743
Total recorded investment in impaired loans	$69,428	$80,156

Valuation allowance related to impaired loans	$1,086	$2,731

(1) Impaired loans include nonaccrual loans and troubled debt restructurings.

The average recorded investment in impaired loans during the nine months ended September 30, 2010 and the year ended December 31, 2009 was $65.8 million and $49.8 million, respectively.  Interest income of $84,000 was recognized on impaired loans for the nine months ended September 30, 2010 and none for the nine months ended September 30, 2009.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2010 and 2009, the allowance for loan losses was $34.6 million and $25.6 million, respectively, or 2.95% and 1.95% of total loans, respectively.  At December 31, 2009, the allowance for loan losses was $29.4 million, or 2.31% of total loans. Net charge-offs for the three months ended September 30, 2010 were $6.1 million or (0.52)% of total loans compared with net charge-offs of $2.3 million or (0.17)% of total loans for the three months ended September 30, 2009. The charge-offs primarily consisted of $5.5 million in loans from Texas and $592,000 in loans from California.  Approximately $2.4 million of the charge-offs had associated specific reserves. Net charge-offs for the nine months ended September 30, 2010 were $9.8 million or (0.83)% of total loans compared with net charge-offs of $11.3 million or (0.86)% of total loans for the nine months ended September 30, 2009.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended September 30,
	2010		2009
	(Dollars in thousands)

Average total loans outstanding for the period	$1,203,013		$1,320,601
Total loans outstanding at end of period	$1,173,567		$1,311,538

Allowance for loan losses at beginning of period	$36,004		$24,266
Provision for loan losses	4,700		3,596
Charge-offs:
Commercial and industrial	(1,191)		(657)
Real estate mortgage	(4,451)		(1,408)
Real estate construction	(444)		(335)
Consumer and other	(29)		(21)
Total charge-offs	(6,115)		(2,421)

Recoveries:
Commercial and industrial	27		159
Real estate mortgage	-		2
Real estate construction	21		–
Consumer and other	7		1
Total recoveries	55		162
Net charge-offs	(6,060)		(2,259)
Allowance for loan losses at end of period	34,644		25,603

Reserve for unfunded lending commitments at beginning of period	822		1,478
Provision for unfunded lending commitments	(110)		(290)
Reserve for unfunded lending commitments at end of period	712		1,188

Allowance for credit losses at end of period	$35,356		$26,791

Ratio of net charge-offs to end of period total loans	(0.52	) %	(0.17	) %

	As of and for the Nine Months Ended September 30,
	2010		2009
	(Dollars in thousands)

Average total loans outstanding for the period	$1,238,835		$1,327,198
Total loans outstanding at end of period	$1,173,567		$1,311,538

Allowance for loan losses at beginning of period	$29,403		$24,235
Provision for loan losses	15,028		12,710
Charge-offs:
Commercial and industrial	(2,189)		(8,879)
Real estate mortgage	(6,578)		(2,016)
Real estate construction	(1,438)		(1,021)
Consumer and other	(195)		(93)
Total charge-offs	(10,400)		(12,009)

Recoveries:
Commercial and industrial	418		573
Real estate mortgage	149		3
Real estate construction	21		88
Consumer and other	25		3
Total recoveries	613		667
Net charge-offs	(9,787)		(11,342)
Allowance for loan losses at end of period	34,644		25,603

Reserve for unfunded lending commitments at beginning of period	1,043		1,092
Provision for unfunded lending commitments	(331)		96
Reserve for unfunded lending commitments at end of period	712		1,188

Allowance for credit losses at end of period	$35,356		$26,791

Ratio of allowance for loan losses to end of period total loans	2.95%		1.95%
Ratio of net charge-offs to end of period total loans	(0.83	) %	(0.86	) %
Ratio of allowance for loan losses to end of period total nonperforming
loans (1)	49.90%		55.91%

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At September 30, 2010, the available-for-sale securities portfolio was $156.4 million, an increase of $58.0 million or 59.0% compared with $98.4 million at December 31, 2009. The increase was primarily due to purchases of U.S. government corporations and agencies securities.  At September 30, 2010 and December 31, 2009, the held-to-maturity portfolio remained at $4.0 million.  The securities portfolio is primarily comprised of mortgage-backed securities, collateralized mortgage obligations, obligations of U.S. Treasury and other U.S. government corporations and agencies and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock, the investment in subsidiary trust and CDARS One-Way Sell investments (“CDARS”) were $7.0 million at September 30, 2010, a decrease of $14.6 million or 67.4% compared with $21.6 million at December 31, 2009. The decrease was primarily the result of maturities of all remaining CDARS.

Deposits. At September 30, 2010, total deposits were $1.30 billion, a decrease of $64.2 million or 4.7% compared with $1.36 billion at December 31, 2009. The Company’s ratio of noninterest-bearing demand deposits to total deposits at September 30, 2010 and December 31, 2009 was 15.3% and 14.9%, respectively. Interest-bearing deposits at September 30, 2010 were $1.10 billion, a decrease of $59.3 million or 5.1% compared with $1.16 billion at December 31, 2009.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.  However, as a result of the Agreement between MetroBank and the OCC and the Order between Metro United and the FDIC and the CDFI , neither Metro United nor MetroBank can acquire, accept, renew or roll over brokered deposits without the prior approval of their respective regulators.  At September 30, 2010, brokered deposits, not including CDARS, were 3.7% of the Company's total deposits having an average maturity date of August 2012.

Junior Subordinated Debentures.  Junior subordinated debentures at September 30, 2010 and December 31, 2009 were $36.1 million. The junior subordinated debentures accrue interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United.  Related to these debentures, the Company entered into a forward-starting interest rate swap contract, with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate.   Under the swap, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at September 30, 2010 were $56.2 million, an increase of $30.7 million or 120.3% compared to other borrowings of $25.5 million at December 31, 2009. Other borrowings increased primarily due to advances obtained from the FHLB San Francisco for liquidity purposes.  Other borrowings at September 30, 2010 consisted of $30.0 million of advances from the FHLB of San Francisco, $25.0 million in security repurchase agreements, $1.0 million in debentures and $0.2 million in Federal Reserve Treasury, Tax & Loan (“TT&L”).  FHLB advances bear an average interest rate of 0.49% and have remaining maturities ranging from one to seven months. The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.  The securities collateralizing the repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter.  In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Nine	As of and for the
	Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	1	22
maximum month-end balance during the period	–	–
Interest rate at end of period	–	–%
Interest rate during the period	0.75%	0.50

FHLB Notes and Advances:
at end of period	$30,000	$–
average during the period	17,253	10,695
maximum month-end balance during the period	30,000	55,000
Interest rate at end of period	0.49%	–%
Interest rate during the period	0.48	0.50

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Debentures:
at end of period	$1,000	$–
average during the period	852	153
maximum month-end balance during the period	1,000	–
Interest rate at end of period	5.00%	–%
Interest rate during the period	5.00	7.19

Federal Reserve TT&L:
at end of period	$205	$513
average during the period	666	687
maximum month-end balance during the period	1,075	1,020

Liquidity. The Company’s loan to deposit ratio at September 30, 2010 and 2009 was 90.28% and 94.23%, respectively. As of September 30, 2010, the Company had commitments to fund loans in the amount of $78.4 million. At this same date, the Company had stand-by letters of credit of $5.2 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $422.1 million from the FHLBs, $9.8 million from the FRB discount window and $12.5 million from other correspondent banks.

Capital Resources. Shareholders’ equity at September 30, 2010 was $159.8 million compared to $155.3 million at December 31, 2009, an increase of $4.5 million or 2.9%. The increase was primarily the result of net proceeds of $6.9 million from the two private offerings of common stock to accredited investors, partially offset by a net loss for the nine months ended September 30, 2010.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company elected to resume payment of dividends for the third and fourth quarter of 2010 on the Series A Preferred Stock. Any future determination relating to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the Company's future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that the Board of Directors may deem relevant.

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

As a result of the Order, by December 31, 2010, Metro United is required to achieve and maintain its leverage ratio at 9.0% and its total risk-based capital ratio at 13.0%.  Due to the capital requirement within Metro United's Order, Metro United cannot be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeds the capital levels set forth in the Order. The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of September 30, 2010 to the minimum and well-capitalized regulatory standards:

	Minimum		To Be Categorized as
	Required For		Well Capitalized Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	September 30, 2010
The Company
Leverage ratio	4.00	% (1)	N/A %	10.96%
Tier 1 risk-based capital ratio	4.00		N/A	13.87
Risk-based capital ratio	8.00		N/A	15.14
MetroBank
Leverage ratio	4.00	% (2)	5.00%	10.72%
Tier 1 risk-based capital ratio	4.00		6.00	13.74
Risk-based capital ratio	8.00		10.00	15.01
Metro United
Leverage ratio	4.00	% (3)	5.00%	10.08%
Tier 1 risk-based capital ratio	4.00		6.00	12.52
Risk-based capital ratio	8.00		10.00	13.79

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

For the discounted cash flow analysis, multi-year financial forecasts were developed by projecting net income for the next five years and discounting the average terminal values based on the valuation multiples listed in the previous paragraph in a normalized market. The financial forecasts considered several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. For the test as of August 31, 2010, the Company used an average growth rate of 1% for the 5-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%.

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

• Metro United’s assets as a percentage of total assets

• Metro United’s loans as a percentage of total loans

• Metro United’s deposits as a percentage of total deposits

• Metro United’s stockholder's equity as a percentage of total stockholders' equity

The derived fair value of Metro United was then compared to the carrying value of its equity. As the carrying value of its equity exceeded the fair value at the evaluation date, the step-one impairment test failed and the Company performed the step-two analysis to derive the implied fair value of goodwill.

Under the step-two analysis, the implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. The fair value of Metro United’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. The excess between the fair value of Metro United over the fair value of its net assets is the implied goodwill.

Observable market information is utilized to the extent available and relevant. The estimated fair values reflect management’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk adjustments that are indicative of the current environment. The estimated liquidity and market risk adjustments on certain loan categories generally ranged from 20% to 50% due to the distressed nature of the market in California. The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans.

To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, therefore resulting in additional impairment of the goodwill. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment. Assuming all other assumptions stay the same, a 15% decline in stock price from the 15-day average price ending on August 31, 2010 of $2.78 could potentially result in a material impairment of goodwill. Additionally, an increase in the fair value of Metro United's loans could potentially result in a material impairment of goodwill. Subsequent to the annual impairment test, the Company issued 954,000 shares of common stock at a price of $3.00 per share on September 16, 2010 in a private placement.  The issue price was based on 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 15 trading days ending on and including July 30, 2010.

Under the step-two analysis and based on the fair value of Metro United’s assets and liabilities at August 31, 2010, the implied fair value of goodwill exceeded its carrying value; therefore, the Company determined there was no impairment of goodwill as of that date.

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

Income Taxes.  The Company must make estimates and judgments in determining income tax expense for financial statement purposes.  The estimates and judgments occur in the calculation of tax credits, benefits, and deductions, in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  Significant changes in these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The Company must assess the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, it must increase the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that it will ultimately recover the deferred tax assets recorded in its consolidated balance sheets.  However, should there be a change in the Company’s ability to recover its deferred tax assets, the tax provision would increase in the period in which it has determined that the recovery was not likely.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective as of the end of the period covered by this report, due to a material weakness in internal control over financial reporting related to internal controls over staffing and monitoring of nonperforming loans that was identified and reported as a material weakness in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  As of September 30, 2010, this material weakness in internal control over financial reporting has not been fully remediated.

Changes in Internal Control over Financial Reporting. In order to remediate the material weakness identified in its assessment of the Company’s internal controls over financial reporting as of December 31, 2009, management assigned dedicated and experienced resources at the Company with the responsibility of monitoring loans and related risk grade changes. The Company intends to continue to monitor, evaluate and test the operating effectiveness of these controls. Other than the identification of the material weakness described above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the internal control over financial reporting and will address the related material weakness identified as of December 31, 2009 that has remained as a material weakness as of September 30, 2010. However, because the internal control process requires repeatable process execution and approval, the successful execution of controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultation with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Except for the addition of the risk factors described below, there have been no material changes in the risk factors previously described under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 18, 2010, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on August 6, 2010.

Future losses or insufficient core earnings may result in the Company's inability to fully realize its net deferred tax asset, which could have a material adverse effect on the Company's earnings and capital.

As of September 30, 2010, the Company had a net deferred tax asset of $16.6 million.  The Company regularly assesses the realization of its deferred tax asset and is required to record a valuation allowance if it is more likely than not that the Company will not realize all or a portion of the deferred tax asset.  The Company's assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company's core earnings (earnings that exclude non-recurring income items) capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income require the Company to apply significant judgment and are inherently speculative because they require estimates that cannot be made with certainty.

The Company did not establish a valuation allowance against the net deferred tax asset as of September 30, 2010 as management believes that it is more likely than not that the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.  If the Company were to determine at some point in the future that it will not achieve sufficient future taxable income to realize its net deferred tax asset, the Company would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If the Company determines that a valuation allowance is necessary, the Company would incur a charge to operations that could have a material adverse effect on its earnings and capital.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.    Defaults Upon Senior Securities.

Not applicable

Item 4.    [Removed and Reserved]

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

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: November 8, 2010		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: November 8, 2010	By:	/s/ David C. Choi
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