Form 10-K
period 2010-12-31
MetroCorp Bancshares, Inc.
filed 2011-03-15
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of March 4, 2011, the number of outstanding shares of Common Stock was 13,295,315.

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the NASDAQ Global Market on such date was approximately $26.9 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2010, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	4

Item 1A.	Risk Factors	18

Item 1B.	Unresolved Staff Comments	28

Item 2.	Properties	28

Item 3.	Legal Proceedings	29

Item 4.	[Removed and Reserved]	29

PART II
		30
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
		33
Item 6.	Selected Financial Data
		34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		67
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
		68
Item 8.	Financial Statements and Supplementary Data
		68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
		68
Item 9A.	Controls and Procedures
		69
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	70

Item 11.	Executive Compensation	70

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	70

Item 13.	Certain Relationships and Related Transactions and Director Independence	70

Item 14.	Principal Accountant Fees and Services	70

PART IV

Item 15.	Exhibits and Financial Statement Schedules	71

Signatures		74

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” in Item 7 of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

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

Metro United Bank

Metro United, which was acquired in October, 2005, was originally founded in 1990 in San Diego, California to meet the banking needs of the local business communities. Metro United caters its services to various businesses, professionals and individuals with diversified cultural backgrounds and focuses its lending activities primarily on commercial real estate and commercial and industrial. In 1999, Metro United opened its Los Angeles branch in Alhambra to serve the community along the Monterey Park/San Gabriel Valley corridor. During 2006, Metro United added four new locations to better serve its customers. It acquired a branch in Irvine from Omni Bank, N.A., opened loan production offices in San Mateo and San Francisco that were upgraded to full service branches in 2007, and established an executive office in the City of Industry, which also began functioning as a full service branch in the first quarter of 2007.

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

Although the accounts of MCBI Trust I are not included in the Company’s consolidated financial statements, the $35.0 million in trust preferred securities issued by this subsidiary trust is included in the Tier 1 capital of the Company for regulatory capital purposes. The aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies, including the Company’s, is limited to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The quantitative limits do not currently preclude the Company from including the $35.0 million in trust preferred securities in Tier 1 capital.

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

Regulatory Agreements

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of December 31, 2010, Metro United's leverage ratio was 9.84% and its total risk-based capital ratio was 14.28%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it cannot be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order.  As an adequately capitalized institution, Metro United may not pay interest rates on deposits that are more than 75 basis points above the rate of the applicable market of Metro United as determined by the FDIC.  Additionally, neither MetroBank nor Metro United may accept, renew or roll over brokered deposits without prior approval of the OCC or the FDIC and CDFI, respectively.

Management and the Boards of Directors of the Company, MetroBank and Metro United have taken steps to address the findings of the respective exams and are working with the OCC to comply with the requirements of the Agreement and the FDIC and CDFI to improve the condition of Metro United and comply with the requirements of the Order.  In the event that the requirements and conditions imposed by the Agreement and Order are not met by MetroBank and Metro United, respectively, more severe regulatory enforcement actions such as capital directives to raise additional capital, civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against MetroBank and Metro United could result.

Business

Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful commercial and retail banking endeavor. The Company continues to focus on optimizing the Texas and California operations to strengthen the platform for future growth. Specific goals include, but are not limited to: (i) improving asset quality and diversifying the loan portfolio; (ii) building solid customer relationships through cross-selling initiatives, enhancing product mix, and optimizing pricing structures; and (iii) streamlining operational processes of the Company’s two subsidiary banks in an effort to increase efficiencies in the delivery of products and services.

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

Commercial and Industrial Loans. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad array of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2010, the Company’s commercial and industrial loan portfolio was $349.9 million or 30.5% of the gross loan portfolio.

Commercial and Residential Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2010, the Company had a commercial mortgage portfolio of $718.8 million or 62.7% of the gross loan portfolio. The Company also originates two to seven year balloon residential mortgage loans, primarily collateralized by owner occupied residential properties, with a 15 to 30-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2010, the residential mortgage portfolio was $38.7 million or 3.4% of the gross loan portfolio. The Company had no subprime residential mortgage loans at December 31, 2010.

Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are in Texas and are for single-family dwellings. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2010, the Company had a real estate construction portfolio of $35.3 million or 3.1% of the gross loan portfolio, of which $11.0 million was residential and $24.3 million was commercial.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios and specializes in United States Small Business Administration (“SBA”) loans to minority-owned businesses. As a Preferred Lender under the SBA federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. As of December 31, 2010, MetroBank had $30.8 million or 2.7% of the gross loan portfolio in the retained portion of its SBA loans.

Trade Finance. The Company, through its subsidiary MetroBank, originates trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government that provides foreign accounts receivable insurance to its export customers. At December 31, 2010, the Company’s aggregate trade finance portfolio commitments were approximately $10.2 million.

Retail Banking. The Company offers a variety of deposit products and services to retail customers through its branch networks in Texas and California. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking. The Company, through its subsidiary Metro United Bank, also offers consumer loan products. At December 31, 2010, consumer loans totaled less than one percent of the gross loan portfolio.

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

Employees

As of December 31, 2010, the Company had 291 full-time equivalent employees, 65 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “BHCA”), and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

As a Company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Market, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and NASDAQ.

    Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Banks.  The principal source of the Company's revenues is dividends received from the Banks.  As described in more detail below, federal law places limitations on the amount that banks may pay in dividends, which the Banks must adhere to when paying dividends to the Company.   It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Under applicable restrictions as of December 31, 2010, no dividends can be paid by the Company without regulatory approval.  Given the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance also provides that all bank holding companies inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including dividends on the Series A Preferred Stock issued to the U.S. Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program (“CPP”) or interest on the subordinated debentures underlying the Company’s trust preferred securities.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") codifies this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines under a two-tier framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2010, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 13.86% and its ratio of total capital to total risk-weighted assets was 15.13%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2010, the Company’s leverage ratio was 10.75%.

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

Proposed Revisions to Capital Adequacy Requirements.  The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee") capital requirements in cases where the 2004 Basel Committee capital accord ("Basel II") capital requirements and any changes in capital regulations resulting from Basel III (defined below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  Basel III also provides for a “countercyclical capital buffer,” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

Metro United is a California state banking association, the deposits of which are insured by the DIF of the FDIC up to the applicable legal limits. Metro United is supervised, examined and regulated by the CDFI, as well as the FDIC. Such supervision and regulation subjects Metro United to special restrictions, requirements, potential enforcement actions, and periodic examination by either of these regulators. Because the Federal Reserve Board regulates the bank holding company parent of Metro United, the Federal Reserve Board also has supervisory authority, which directly affects Metro United.

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

Branching—Metro United. California law provides that a California-chartered bank can establish a branch anywhere in California provided that the branch is approved in advance by the CDFI. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, adequacy of the bank’s shareholders’ equity, earnings prospects, character of management, and the convenience and needs of the community to be served by the branch.

Restrictions on Transactions with Affiliates and Insiders. Transactions between MetroBank and its non-banking affiliates, and Metro United and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of a bank's capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral.  It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its non-banking subsidiaries. Commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

MetroBank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2010, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.

Metro United. A California-chartered bank may not declare a dividend in an amount which exceeds the lesser of (i) the bank’s retained earnings or (ii) the bank’s net income for its last three fiscal years less the amount of any dividends paid to shareholders during such period. However, a bank may, with the prior approval of the CDFI, declare a dividend in an amount not exceeding the greater of (a) its retained earnings, (b) its net income for its last fiscal year or (c) its net income for its current fiscal year. Under federal law, Metro United cannot pay a dividend if, after paying the dividend, Metro United will be “undercapitalized.” In the event that the CDFI determines the shareholders’ equity of a bank is inadequate or that the making of the dividend by the bank would be unsafe or unsound, the CDFI may order the bank to refrain from making the proposed dividend. Federal regulators may declare a dividend payment to be unsafe and unsound even though Metro United would continue to meet its capital requirements after the dividend. Under the terms of the Order, Metro United cannot declare or pay cash dividends.

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

Examinations—Metro United. The CDFI examines banks at least once every two years, but may conduct examinations whenever and as often as deemed necessary. The FDIC also periodically examines and evaluates insured, state non-member banks such as Metro United. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC determined value and the book value of such assets.

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

The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2010, MetroBank’s and Metro United’s ratio of Tier 1 capital to total risk-weighted assets was 13.65% and 13.01%, respectively. The ratio of total capital to total risk-weighted assets at December 31, 2010 was 14.92% for MetroBank, and 14.28% for Metro United.

The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2010, MetroBank’s and Metro United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 10.64% and 9.84% respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2010, the most recent notifications from the OCC categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy. Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it cannot be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Banks are insured up to applicable limits by the DIF of the FDIC and the Banks must pay deposit insurance assessments to the FDIC for such deposit insurance protection.   The FDIC maintains the DIF by designating a required reserve ratio.  If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years.  The designated reserve ratio is currently set at 2.00%.  The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors.  Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution's ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In November, 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment, which for the Company totaled $11.4 million, was calculated by taking the institution's actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012.  Each institution records the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act.  Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits.  Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected.  The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions.  The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

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

Brokered Deposit Restrictions. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. Well-capitalized institutions are not subject to restrictions. Pursuant to the Agreement and the Order, MetroBank and Metro United must obtain prior approval from their respective regulators before they may accept, renew or roll over any brokered deposits.

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

U.S. Treasury Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the CPP, which provided for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires participating institutions to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provided for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The CPP also required a public company participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury. The Company elected to participate in the CPP, and on January 16, 2009, the Company issued and sold to the U.S. Treasury (i) 45,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, with a liquidation value of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 771,429 shares of the Company’s Common Stock, par value $1.00 per share (the “Common Stock”), at an exercise price of $8.75 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $45.0 million in cash.

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

Anti-Money Laundering and Anti-Terrorism Legislation.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and the Banks in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Banks. A change in statutes, regulations or regulatory policies applicable to the Company or any of the Banks could have a material effect on the financial condition, results of operations or business of the Company and the Banks.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, Congress enacted regulatory reform legislation known as the Dodd–Frank Act, which the President signed into law on July 21, 2010.  Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company, MetroBank, Metro United or across the industry.  This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct all trust preferred securities issued on or after May 19, 2010 from the Company's Tier 1 capital.  Existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement;

•
Require bank holding companies to be well–capitalized and well–managed in order to engage in expanded financial activities permissible for financial holding companies and to acquire banks located outside their home state;

•	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

•
Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•	Eliminate the ceiling and increase the floor on the size of the DIF;

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

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on February 7, 2011 the FDIC proposed an interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act.  Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

An investment in the Company’s Common Stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in its Common Stock. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this Annual Report on Form 10-K were to occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

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

The Company's dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market and related interest rates and legislation that could result in significant additional costs and capital requirements that could adversely affect its financial condition and results of operations.

Approximately 91.0% of the Company’s loan portfolio as of December 31, 2010 was comprised of loans collateralized by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. As real estate values decline, it is also more likely that the Company would be required make provisions for additional loan losses, which could adversely affect its financial condition and results of operations. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

As of December 31, 2010, approximately $35.3 million or 3.08% of the Company’s gross loan portfolio was in real estate construction loans. Of this amount, $11.0 million were made to finance residential construction projects, of which 85.4% were located in Texas, and 14.6% were located in California. Further, $24.3 million of real estate construction loans were made to finance commercial construction, with 38.6% of these loans made to finance construction projects located in Texas and 61.4% of those loans made to finance construction projects located in California. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

The Company's commercial mortgage loans and commercial and industrial loans expose it to increased credit risks.

The Company's lending efforts are primarily focused on commercial and industrial loans and commercial mortgage loans.  As of December 31, 2010, commercial and industrial loans and commercial mortgage loans totaled $1.07 billion. In general, commercial mortgage loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As the Company's various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

The Company makes both secured and a limited amount of unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial loans generally will be serviced primarily from the operation of the business, which may not be successful, and commercial mortgage loans generally will be serviced from income on the properties securing the loans.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

•	significant decline in the Company’s stock price;

•	significant reductions in profitability;

•	significant adverse change in business climate;

•	significant changes in credit quality;

•	significant unanticipated loss of customers;

•	unanticipated loss of key personnel; or

•	significant loss of deposits or loans.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. Goodwill is reviewed at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2009, the Company recorded a non-cash impairment charge of $2.5 million as a component of noninterest expense.   Given the continued weakness and adverse economic conditions with respect to the Company’s California markets, the Company reviewed the carrying value of its goodwill and recorded a non-cash impairment charge of $2.0 million during the first quarter of 2010. At December 31, 2010, the Company’s goodwill after the impairment was $17.3 million. If the weakness and adverse economic conditions with respect to the Company’s California markets worsen or fail to improve or if the stock price of the Company’s common stock declines significantly from the price at December 31, 2010, the Company may be required to recognize additional goodwill impairment charges in the future, which could have a material adverse effect on the Company’s equity and financial condition.

The Company has a high level of nonperforming assets, which take significant time to resolve, have required it to significantly increase the provision for loan losses and are likely to continue to materially adversely affect the Company’s business, results of operations and financial condition.

The Company experienced a substantial increase in nonperforming assets from December 31, 2008 to December 31, 2009, resulting in increases in its provisions for loan losses. At December 31, 2008, 2009 and 2010 total nonperforming assets (which include nonperforming loans and ORE) were $57.6 million, $102.9 million and $92.8 million, or 3.65%, 6.47% and 5.95% of total assets, respectively.

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

MetroBank’s failure to comply with the provisions of the Agreement with the OCC and Metro United’s failure to comply with the provisions of the Order with the FDIC and CDFI  could subject the Banks to more severe regulatory enforcement actions.

    On August 10, 2009, MetroBank entered into the Agreement with the OCC, which was based on the findings of the OCC during the annual on-site examination of MetroBank performed in the first quarter of 2009. Pursuant to the Agreement, MetroBank took certain actions to address various issues that have impacted MetroBank’s asset quality. The Agreement provides for, among other things, the development and implementation of written programs to reduce MetroBank’s credit risks, monitor and reduce the level of criticized assets and manage commercial real estate loan concentrations in light of current adverse commercial real estate market conditions generally and in its market areas.

On July 22, 2010, Metro United consented to the Order by the FDIC and CDFI, which was based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010.  The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United's operations that warrant improvement and requires the submission of plans for making those improvements. The Order imposes no fines or penalties on Metro United. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.

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

Compliance with the Agreement and Order will require significant time and attention from the management teams of the Company, MetroBank and Metro United, which may increase the Company’s operating cost, impede the efficiency of the Company’s internal business processes and adversely affect the Company’s financial condition and results of operations in the near-term.

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

    As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. Management makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including concentrations of credit, common characteristics of known problem loans, potential problem loans, and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, changes in value of the collateral securing loans, results of portfolio stress tests, and changes in lending processes, procedures and personnel and other relevant factors.

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

As of December 31, 2010, the Company had a net deferred tax asset of $17.8 million.  The Company regularly assesses the realization of its deferred tax asset and is required to record a valuation allowance if it is more likely than not that the Company will not realize all or a portion of the deferred tax asset.  The Company's assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company's core earnings (earnings that exclude non-recurring income items) capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income require the Company to apply significant judgment and are inherently speculative because they require estimates that cannot be made with certainty.

The Company did not establish a valuation allowance against the net deferred tax asset as of December 31, 2010 as management believes that it is more likely than not that the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.  If the Company were to determine at some point in the future that it will not achieve sufficient future taxable income to realize its net deferred tax asset, the Company would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If the Company determines that a valuation allowance is necessary, the Company would incur a charge to operations that could have a material adverse effect on its earnings and capital.

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

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company, and such impairment could materially harm its operating results.

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

The Company primarily makes secured commercial and industrial loans. Secured commercial loans may be collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses.

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

The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect its earnings.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments resulted in increased FDIC assessments in 2009 and 2010 and may result in increased assessments in the future.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act.  Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits.  The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions.  The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could have an adverse impact on the Company’s results of operations.  For the year ended December 31, 2010, the Company’s FDIC insurance related costs were $3.3 million compared with $3.9 million and $617,000 for the years ended December 31, 2009 and 2008, respectively.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company's interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company and the Banks are subject to extensive regulation, supervision and examination by federal and state banking authorities. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Any change in applicable regulations or federal legislation could have a substantial impact on the Company, the Banks and their respective operations.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company's powers, authority and operations, or the powers, authority and operations of the Banks in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

Although the Company Common Stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company Common Stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall. As of December 31, 2010, the Company’s executive officers and directors owned approximately 19.9% of the Common Stock. The significant amount of Common Stock owned by the Company’s executive officers and directors may adversely affect the development of a more active trading market.

The Company has currently suspended the payment of dividends on its Common Stock. In addition, the Company’s future ability to pay dividends is subject to restrictions.

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.   In April 2009, the Company’s Board of Directors elected to suspend its common stock dividend indefinitely and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarter of 2010 but as of December 31, 2010, has continued to defer the second quarter 2010 dividend.    The payment of any future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including  but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors and regulators may deem relevant to the Company and its subsidiary banks.

The Company’s principal source of funds to pay dividends on its Common Stock will be cash dividends that it receives from the Banks. The payment of dividends by the Banks to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Banks. Regulatory authorities could impose administratively stricter limitations on the ability of the Banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements. Under the terms of the Order, Metro United cannot declare or pay cash dividends without approval of the FDIC and CDFI.  Further, under applicable restrictions as of December 31, 2010, no dividends could be paid by MetroBank and Metro United to the Company without prior regulatory approval.

Future dividend payments and Common Stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in the Company.

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, the Company is prohibited from increasing dividends on its Common Stock, and from making certain repurchases of equity securities, including its Common Stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Further, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Common Stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The holders of the Company’s Series A Preferred Stock may have the right to appoint two directors to the Company’s Board of Directors.

If the dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting the Company’s Board of Directors will be increased by two. Holders of the Series A Preferred Stock will be entitled to elect the two additional members of the Company’s Board of Directors at the next annual meeting (or at a special meeting called by the Company’s Board of Directors for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been declared and paid. The Company’s Board of Directors elected to defer the dividend on the Series A Preferred Stock for the second quarter of 2010, but resumed payment of such dividend for the third and fourth quarters of 2010.  As of December 31, 2010, the Company has one outstanding deferred dividend payment.  Any further dividend payments will be subject to applicable regulatory restrictions and approvals imposed by the Federal Reserve Board on the Company.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2010, the Company had $36.1 million in junior subordinated debentures outstanding which were issued to the Company’s subsidiary trust, MCBI Statutory Trust I. The junior subordinated debentures are senior to the Company’s shares of Common Stock and Series A Preferred Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and Series A Preferred Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock and Series A Preferred Stock. The Company’s ability to pay the future distributions depends upon the earnings of the Banks and dividends from the Banks to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the trust preferred securities are classified as a “dividend” by the Federal Reserve supervisory policies and therefore will be subject to applicable restrictions and approvals imposed by the Federal Reserve Board on the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive offices of the Company and MetroBank are located in leased space at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The principal executive offices of Metro United are located in the City of Industry branch, in leased space at 17870 Castleton Street, in City of Industry, California. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total
Branches in Houston metropolitan area	4	5	9
Branches in Dallas metropolitan area	—	4	4
Branch in San Diego, California	—	1	1
Branches in Los Angeles metropolitan area (1)	—	2	2
Branches in San Francisco metropolitan area(2)	—	2	2
Branch in City of Industry, California	—	1	1
Corporate headquarters in Houston, Texas	—	1	1

Total	4	16	20

(1)	Los Angeles metropolitan area includes Irvine and Alhambra, California
(2)	San Francisco metropolitan area includes San Mateo, California

The leases for the branches in Texas have expiration dates ranging from April 2011 to January 2016, excluding any renewal periods available at the Company’s option. The leases for branches in California have expiration dates ranging from July 2011 to July 2018. The leases covering the corporate headquarters have expiration dates of December 2015.

Item 3.	Legal Proceedings

The Company is involved in various legal proceedings that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Market under the symbol “MCBI.” As of March 4, 2011, there were 13,295,315 shares outstanding and approximately 200 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Company’s Common Stock reported by NASDAQ during the two years ended December 31, 2010:

	High	Low
2010
Fourth quarter	$3.80	$2.43
Third quarter	3.00	2.54
Second quarter	3.84	2.78
First quarter	3.52	2.76

2009
Fourth quarter	$3.84	$2.78
Third quarter	4.46	3.01
Second quarter	3.85	2.50
First quarter	7.64	2.29

Dividends

Holders of Common Stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, out of funds legally available. In April 2009, the Company suspended regular cash dividends on its Common Stock for an indefinite period of time. The cash dividends paid per share by quarter for the Company’s last two fiscal years were as follows:

	2010	2009
Fourth quarter	$0.00	$0.00
Third quarter	0.00	0.00
Second quarter	0.00	0.00
First quarter	0.00	0.04

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends without approval of the FDIC and CDFI. Additionally, under applicable restrictions as of December 31, 2010, no dividends could be paid by the Company, or by MetroBank to the Company without prior regulatory approval. Furthermore, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance also provides that all bank holding companies inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the bank holding company’s capital structure, including dividends on the Series A Preferred Stock or interest on the subordinated debentures underlying the Company’s trust preferred securities.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding pursuant to two equity compensation plans, which were approved by the Company’s shareholders. The following table provides information as of December 31, 2010 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	945,825	$13.79	219,196
Equity compensation plans not approved by security holders	—	—	—

Total	945,825	$13.79	219,196

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 2005 to December 31, 2010, with the cumulative total return of the NASDAQ Stock Market (US) Index (“NASDAQ Composite”), and the SNL $1 Billion to $5 Billion Bank Asset-Size Index (“SNL Bank $1B-$5B Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on December 31, 2005 in the Company’s Common Stock, the NASDAQ Composite and the SNL $1B-$5B Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return
MetroCorp Bancshares, Inc.,
The NASDAQ Stock Market (US) Index,
and the SNL $1 Billion to $5 Billion Bank Asset-Size Index

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
MetroCorp Bancshares, Inc.	100.00	106.94	66.68	38.79	18.48	19.17
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

Source:	SNL Financial LC, Charlottesville, VA
©2011

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$77,451	$86,334	$97,030	$102,298	$86,678
Interest expense	20,419	31,041	40,731	45,392	33,498

Net interest income	57,032	55,293	56,299	56,906	53,180
Provision for loan losses	17,578	25,713	16,649	3,145	612

Net interest income after provision for loan losses	39,454	29,580	39,650	53,761	52,568
Noninterest income	7,563	8,169	6,465	8,288	7,924
Noninterest expense	48,296	47,808	43,075	42,935	39,467

Income (loss) before provision for income taxes	(1,279)	(10,059)	3,040	19,114	21,025
Provision (benefit) for income taxes	(352)	(2,987)	1,205	6,939	7,521

Net income (loss)	(927)	(7,072)	1,835	12,175	13,504
Dividends—preferred stock	(2,410)	(2,299)	—	—	—

Net income (loss) available to common shareholders	$(3,337)	$(9,371)	$1,835	$12,175	$13,504

Common Share Data :
Earnings (loss) per share:
Basic	$(0.28)	$(0.86)	$0.17	$1.11	$1.24
Diluted	(0.28)	(0.86)	0.17	1.10	1.22
Book value	9.39	10.14	11.00	10.74	9.72
Cash dividends (1)	—	0.04	0.16	0.16	0.16
Dividend payout ratio	—%	(4.64)%	94.55%	14.35%	12.91%
Weighted average shares outstanding (in thousands):
Basic	12,069	10,904	10,833	10,935	10,906
Diluted	12,069	10,904	10,897	11,110	11,112

Balance Sheet Data (Period End):
Total assets	$1,558,585	$1,589,548	$1,580,238	$1,459,706	$1,268,434
Securities	179,751	102,412	102,104	137,749	181,544
Total loans	1,144,310	1,273,997	1,346,048	1,201,911	886,556
Allowance for loan losses	33,757	29,403	24,235	13,125	11,436
Goodwill and core deposit intangibles	17,529	19,656	22,333	22,583	22,930
Total deposits	1,294,184	1,364,167	1,269,153	1,191,043	1,081,664
Junior subordinated debentures	36,083	36,083	36,083	36,083	36,083
Other borrowings	56,804	25,513	139,046	99,796	26,316
Total shareholders’ equity	158,767	155,306	119,159	117,410	105,948

Balance Sheet Data (Average):
Total assets	$1,598,027	$1,614,541	$1,546,611	$1,358,422	$1,191,239
Securities	124,118	108,669	119,233	164,829	207,371
Total loans	1,218,826	1,319,770	1,294,744	1,059,654	819,103
Allowance for loan losses	34,824	25,013	15,457	12,599	13,031
Goodwill and core deposit intangibles	18,081	22,238	22,465	22,768	22,911
Total deposits	1,340,224	1,364,538	1,229,246	1,164,903	1,012,887
Junior subordinated debentures	36,083	36,083	36,083	36,083	36,083
Other borrowings	47,017	36,558	139,993	26,403	25,949
Total shareholders’ equity	158,429	163,131	122,602	113,001	99,104

Performance Ratios:
Return on average assets	(0.06)%	(0.44)%	0.12%	0.90%	1.13%
Return on average equity	(0.59)	(4.34)	1.50	10.77	13.63
Net interest margin	3.83	3.65	3.87	4.47	4.76
Efficiency ratio(2)	71.14	70.61	66.55	65.86	64.60

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	7.97%	7.94%	4.27%	0.76%	1.37%
Total nonperforming assets to total assets	5.95	6.47	3.65	0.62	0.96
Net charge-offs to average total loans	1.08	1.56	0.43	0.14	0.29
Allowance for loan losses to total loans	2.95	2.31	1.80	1.09	1.29
Allowance for loan losses to total nonperforming loans(3)	46.35	36.49	45.89	172.24	121.11

Capital Ratios:
Leverage ratio(4)	10.75%	10.76%	8.54%	9.50%	9.70%
Average shareholders’ equity to average total assets	9.91	10.10	7.93	8.32	8.32
Tier 1 risk-based capital ratio—period end	13.86	12.54	8.75	9.20	11.19
Total risk-based capital ratio—period end	15.13	13.80	10.17	10.44	13.15

(1)
The amount for 2009 represents dividends paid on the Common Stock for the first quarter of 2009. In April 2009, the Company suspended regular cash dividends on the Common Stock for an indefinite period of time.

(2)	Calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities.
(3)	Total nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and troubled debt restructurings.
(4)	The leverage ratio is calculated by dividing Tier 1 capital by average assets for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the OCC;

•	the effect of Metro United's compliance, or failure to comply within stated deadlines, of the provisions of the consent order with the FDIC and CDFI;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operation;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	an inability to fully realize the Company’s net deferred tax asset;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	potential environmental risk and associated cost on the Company's foreclosed real estate assets;

•	the potential payment of interest on demand deposit accounts in order to effectively compete for clients;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	government intervention in the U.S. financial system;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

In determining the fair value of Metro United, the Company uses a review of the valuation of recent guideline bank acquisitions as well as a discounted cash flow analysis. The guideline bank transactions were selected from a similar geographic footprint as Metro United or having a similar market focus, based on publicly available information. Valuation multiples such as price-to-book, price-to-tangible book, price-to-deposits, and price-to-earnings from the guideline transactions are compared with Metro United’s operating results to derive its implied goodwill as of the valuation date. For the discounted cash flow analysis, financial forecasts were developed by projecting operations for the next five years and discounting the average terminal values based on the valuation multiples listed in the previous paragraph in a normalized market. The financial forecasts considered several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. In addition, as a third method of determining fair value, quoted stock prices as of the valuation date for the Company and its peer guideline banks were used as a current comparative proxy. The values separately derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) were evaluated to assess whether goodwill was impaired.

The Company also considered the fair value of Metro United in relationship to the Company’s stock price and performed reconciliation to market price. This reconciliation was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its segments, MetroBank and Metro United. The allocation was based upon an average of the following internal ratios:

• Metro United’s assets as a percentage of total assets
• Metro United’s loans as a percentage of total loans
• Metro United’s deposits as a percentage of total deposits
• Metro United’s shareholder's equity as a percentage of total shareholders' equity

The derived fair value of Metro United was then compared to the carrying value of its equity. If the carrying value of its equity exceeded the fair value at the evaluation date, the step-one impairment test failed and the Company will perform the step-two analysis to derive the implied fair value of goodwill.

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

Observable market information is utilized to the extent available and relevant. The estimated fair values reflect management’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk adjustments that are indicative of the current environment. The estimated liquidity and market risk adjustments on certain loan categories generally ranged from 20% to 50% due to the distressed nature of the market in California. The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment that is a consequence of the distressed market conditions was a significant contributor to the valuation discounts associated with these loans.

Annual Evaluation

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment. Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

The Company completed its 2010 annual impairment testing based on information as of August 31, 2010. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United.

Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management relied primarily on the income approach for the step-one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step-one impairment test failed, the Company performed the step-two analysis to derive the implied fair value of goodwill.

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

In the step-two analysis, the estimated implied fair value of Metro United goodwill as of August 31, 2010 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

Year End Evaluation

As of December 31, 2010, the Company’s stock price continued to trade below book value per share after the annual test and an additional goodwill impairment test was done. Under the discounted cash flow method, the Company used an average growth rate of 5% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $13.4 million greater than carrying value, a 12.3% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $6.9 million less than carrying value.

The Company also considered the fair value of Metro United in relationship to the Company’s stock price and performed reconciliation to the market price. This reconciliation was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

The derived fair value of Metro United was compared to the carrying value of its equity. As the carrying value at the evaluation date exceeded the fair value and failed the step-one impairment test, the Company performed the step-two goodwill impairment test.  In the step-two analysis, the estimated fair value of Metro United as of December 31, 2010 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date.

The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment. Assuming all other assumptions stay the same, a 35% decline in stock price from the 15-day average price ending on December 31, 2010 of $3.14 could potentially result in a material impairment of goodwill. Alternatively, an increase in the fair value of Metro United's loans without corresponding increase in the Company’s stock price could potentially result in a material impairment of goodwill.

Impairment of investment securities. The Company believes impairment of investment securities is a critical accounting estimate that requires significant judgment and estimates to be used in the preparation of its consolidated financial statements. Investments classified as available-for-sale are carried at fair value and the impact of changes in fair value are recorded on the consolidated balance sheet as an unrealized gain or loss in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Securities classified as available-for-sale or held-to-maturity are subject to review to identify when a decline in value is other-than-temporary. Factors considered in determining whether a decline in value is other-than-temporary include: the extent and the duration of the decline; the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); the financial condition of and near-term prospects of the issuer, and the Company’s intent to sell and whether or not it is more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. When it is determined that an other-than-temporary impairment exists and the Company does not intend to sell the security or if it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the impairment is separated into the amount that is credit-related and the amount due to all other factors. The credit-related impairment is recognized in earnings.

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

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs is described in Note 19 “Fair Value” to the consolidated financial statements.

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

Income taxes.  The Company believes that the determination of income taxes is a critical accounting estimate that requires significant judgment used in the preparation of its consolidated financial statements.  The estimates and judgments occur in the calculation of tax credits, benefits, and deductions, in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  Significant changes in these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

The following is a summary of 2010 performance:

Total assets at December 31, 2010 were $1.56 billion, a decrease of $31.0 million or 1.9% compared with $1.59 billion at December 31, 2009. Total loans at December 31, 2010 were $1.14 billion, a decrease of $129.7 million or 10.2% compared with $1.27 billion at December 31, 2009. Total investment securities available-for-sale and held-to-maturity at December 31, 2010 were $179.8 million, an increase of $77.3 million or 75.5% from $102.4 million at December 31, 2009. Total deposits at December 31, 2010 were $1.29 billion, a decrease of $70.0 million or 5.1% compared with $1.36 billion at December 31, 2009. Other borrowings at December 31, 2010 were $56.8 million, an increase of $31.3 million or 122.6% compared with $25.5 million at December 31, 2009. Junior subordinated debentures were $36.1 million at both December 31, 2010 and 2009. Total risk-based capital for 2010 increased to 15.13% compared with 13.80% for 2009, and 10.17% for 2008, primarily as a result of the Company’s participation in the CPP in 2009 and the issuance of common stock in private placements in 2010.

Net loss for the years ended December 31, 2010 and 2009 was ($927,000) and ($7.1 million), respectively, and for the year ended December 31, 2008, net income was $1.8 million. Diluted loss per common share for the years ended December 31, 2010 and 2009, which included the effect of preferred stock dividends and discount, was ($0.28) and ($0.86), respectively and for the year ended December 31, 2008, when there was no preferred stock outstanding, diluted earnings per share were $0.17. The Company’s returns on average assets for the years ended December 31, 2010, 2009, and 2008 were (0.06)%, (0.44)%, and 0.12%, respectively. The Company’s returns on average equity for the same periods were (0.59)%, (4.34)%, and 1.50%, respectively. The 2010 increases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to a decrease in the provision for loan losses and an increase in net interest income as a result of lower deposit cost, which were partially offset by an increase in foreclosure expenses.

The provision for loan losses was $17.6 million for the year ended December 31, 2010, down $8.1 million or 31.6% compared with $25.7 million in 2009. The decrease was primarily due to a decrease in nonperforming loans and lower net charge-offs, the majority of which were related to loans in Texas. The provision for loan losses was $25.7 million for the year ended December 31, 2009, up $9.1 million or 54.4% compared with $16.6 million in 2008. The increase was primarily due to an increase in nonperforming loans and higher net charge-offs, the majority of which were related to loans in Texas.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

2010 versus 2009. Net interest income, before provision for loan losses, in 2010 was $57.0 million compared with $55.3 million in 2009, an increase of $1.7 million or 3.1%, primarily due to lower deposit cost. The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated as annualized interest expense divided by average earning assets. The net interest margin increased 18 basis points from 3.65% in 2009 to 3.83% in 2010. The increase reflects the 68 basis point decline in the average cost of earning assets, partially offset by a decrease in the yield on average earning assets of 50 basis points.

Interest income in 2010 was $77.5 million, down $8.8 million or 10.3% compared with $86.3 million in 2009. The decrease was primarily due to lower loan yields and lower loan volume. However, the effect of the decrease in loan yields was partially offset by rate floors set on certain variable rate loans, substantially all of which had reached the applicable floor rate as of December 31, 2010. Interest expense in 2010 was $20.4 million, down $10.6 million or 34.2% compared with $31.0 million in 2009. The average cost of interest-bearing liabilities decreased 85 basis points primarily due to lower interest rates paid on interest-bearing deposits.

At December 31, 2010, approximately $801.2 million or 69.9% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. For the year ended December 31, 2010, the average yield on total loans was approximately 272 basis points above the average prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2010, approximately $645.7 million in loans or 56.3% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.25%.

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

Interest income in 2009 was $86.3 million, down $10.7 million or 11.0% compared with $97.0 million in 2008. The decrease was primarily due to lower loan yields and increased nonperforming assets. However, the effect of the decrease in loan yields was partially offset by rate floors set on certain variable rate loans, substantially all of which had reached the applicable floor rate as of December 31, 2009. Interest expense in 2009 was $31.0 million, down $9.7 million or 23.8% compared with $40.7 million in 2008. The average cost of interest-bearing liabilities decreased 88 basis points primarily due to lower interest rates paid on interest-bearing deposits, and due to a decreased volume of average other borrowings. Average other borrowings decreased primarily due to liquidity provided by deposit growth and the $45.0 million of funds received in January 2009 from participation in the CPP.

At December 31, 2009, approximately $867.7 million or 68.0% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. For the year ended December 31, 2009, the average yield on total loans was approximately 292 basis points above the average prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2009, approximately $719.3 million in loans or 56.4% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.33%.

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

	Year Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,218,826	$72,746	5.97%	$1,319,770	$81,366	6.17%	$1,294,744	$90,715	7.01%
Taxable securities	114,340	3,632	3.18	102,051	3,971	3.89	114,527	5,006	4.37
Tax-exempt securities	9,778	457	4.67	6,618	322	4.87	4,706	231	4.91
Other investments	12,596	259	2.06	23,407	470	2.01	17,900	653	3.65
Federal funds sold and other short-term investments	134,313	357	0.27	62,082	205	0.33	22,033	425	1.93

Total interest-earning assets	1,489,853	77,451	5.20%	1,513,928	86,334	5.70%	1,453,910	97,030	6.67%

Less allowance for loan losses	(34,824)			(25,013)			(15,457)

Total interest-earning assets, net of allowance for loan losses	1,455,029			1,488,915			1,438,453
Noninterest earning assets	142,998			125,626			108,158

Total assets	$1,598,027			$1,614,541			$1,546,611

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$56,456	$268	0.47%	$54,774	$279	0.51%	$58,680	$464	0.79%
Saving and money market accounts	456,291	5,133	1.12	409,874	7,602	1.85	302,113	8,189	2.71
Time deposits	622,722	11,887	1.91	691,507	20,076	2.90	656,603	26,690	4.06
Junior subordinated debentures	36,083	2,047	5.67	36,083	2,079	5.76	36,083	2,079	5.76
Other borrowings	47,017	1,084	2.31	36,558	1,005	2.75	139,993	3,309	2.36

Total interest-bearing liabilities	1,218,569	20,419	1.68%	1,228,796	31,041	2.53%	1,193,472	40,731	3.41%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	204,755			208,383			211,850
Other liabilities	16,274			14,231			18,687

Total liabilities	1,439,598			1,451,410			1,424,009
Shareholders’ equity	158,429			163,131			122,602

Total liabilities and shareholders’ equity	$1,598,027			$1,614,541			$1,546,611

Net interest income		$57,032			$55,293			$56,299

Net interest spread			3.52%			3.17%			3.26%
Net interest margin			3.83%			3.65%			3.87%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2010 vs 2009			2009 vs 2008
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(6,223)	$(2,397)	$(8,620)	$1,753	$(11,102)	$(9,349)
Taxable securities	478	(817)	(339)	(545)	(490)	(1,035)
Tax-exempt securities	154	(19)	135	94	(3)	91
Other investments	(217)	6	(211)	201	(384)	(183)
Federal funds sold and other temporary investments	239	(87)	152	773	(993)	(220)

Total increase (decrease) in interest income	(5,569)	(3,314)	(8,883)	2,276	(12,972)	(10,696)
Interest-bearing liabilities:
Interest-bearing demand deposits	9	(20)	(11)	(31)	(154)	(185)
Saving and money market accounts	861	(3,330)	(2,469)	2,921	(3,508)	(587)
Time deposits	(1,997)	(6,192)	(8,189)	1,419	(8,033)	(6,614)
Junior subordinated debentures	—	(32)	(32)	—	—	—
Other borrowings	288	(209)	79	(2,445)	141	(2,304)

Total increase (decrease) in interest expense	(839)	(9,783)	(10,622)	1,864	(11,554)	(9,690)

Increase (decrease) in net interest income	$(4,730)	$6,469	$1,739	$412	$(1,418)	$(1,006)

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under—“Financial Condition—Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.” The 2010 provision for loan losses was $17.6 million, down approximately $8.1 million or 31.6% compared with $25.7 million in 2009. The decrease was primarily the result of a decrease in nonperforming assets and a decline in net charge-offs.  For the years ended December 31, 2010, 2009, and 2008, net charge-offs were $13.2 million, $20.5 million, and $5.5 million, respectively. The significant charge-offs for 2010 primarily consisted of $12.4 million from Texas and $1.6 million from California, which were partially offset by $755,000 in recoveries. The significant Texas charge-offs for 2010 consisted of $4.6 million in loans to seven retail centers, $1.6 million in two land loans, $1.6 million in loans to two commercial enterprises and $1.5 million in loans to one relationship secured by retail centers and a commercial property. The significant California charge-offs consisted of a $526,000 hotel loan, a $230,000 office building loan and $479,000 in two loans secured by land.

 The significant charge-offs for 2009 primarily consisted of $16.4 million from Texas and $5.2 million from California, which were partially offset by $1.0 million in recoveries. The significant Texas charge-offs  for 2009 consisted of $4.7 million medical relationship loan, $4.1 million in two retail center loans, $2.0 million in an import wholesaler loan, $1.2 million in a loan secured by single family residences, $685,000 in a commercial land relationship and $678,000 in a restaurant loan secured by real estate. The significant California charge-offs consisted of $1.4 million in the Texas medical relationship loan, a $1.2 million hotel loan, an $830,000 commercial land relationship and a $663,000 retail center loan.

The ratio of the allowance for loan losses to total loans at December 31, 2010 was 2.95% compared with 2.31% and 1.80% at December 31, 2009 and 2008, respectively. The Company strives to maintain its allowance for loan losses at calculated levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income
For the years ended December 31, 2010, 2009 and 2008, noninterest income was $7.6 million, $8.2 million, and $6.5 million, respectively, reflecting a decrease of approximately $606,000 or 7.4% in 2010 compared with 2009, and an increase of approximately $1.7 million or 26.4% in 2009 compared with 2008. The decrease in noninterest income for the year ended December 31, 2010 was primarily due to declines in gains on securities transactions, partially offset by a decline in impairment on securities.

The increase in noninterest income for the year ended December 31, 2009 was primarily due to an increase in net gains on securities transactions and lower net impairment of securities, which were partially offset by decreases in service fees and reduced gains on the sale of loans. Net gains on securities transactions increased $1.1 million primarily due to the sale of available-for-sale securities during 2009 as a result of portfolio realignment. Service fees declined in 2009 as a result of expanded customer participation in electronic banking products resulting in a lower volume of check transactions. Net impairment on securities available-for-sale was $708,000 and $2.0 million at December 31, 2009 and 2008, respectively.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service fees	$4,518	$4,393	$4,839
Gain on securities transactions, net	679	1,382	91
Net impairment on securities	(486)	(870)	(1,961)
Increase in cash value of bank owned life insurance	1,462	1,436	1,352
Other noninterest income	1,390	1,828	2,144

Total noninterest income	$7,563	$8,169	$6,465

Noninterest Expense
For the years ended December 31, 2010, 2009 and 2008, noninterest expense was $48.3 million, $47.8 million, and $43.1 million, respectively, reflecting an increase of approximately $488,000 or 1.0% in 2010 compared with 2009, and an increase of approximately $4.7 million or 11.0% in 2009 compared with 2008. The increase in 2010 was primarily the result of higher expenses related to foreclosed assets, partially offset by decreases in FDIC assessment, other noninterest expense, and goodwill impairment.  Other noninterest expense decreased across most functional areas, but the decline was primarily the result of a lower provision for unfunded commitments.  The components of noninterest expense are discussed below.

Salaries and employee benefits for the years ended December 31, 2010, 2009 and 2008 was $20.6 million, $20.4 million, and $24.3 million, respectively, reflecting an increase of $178,000 or 0.9% in 2010 compared with 2009, and a decrease of $3.9 million or 16.0% in 2009 compared with 2008. The increase in 2010 versus 2009 was primarily due to bonus accrual which was partially offset by lower salaries due to a reduction in the number of employees. The decrease in 2009 versus 2008 was primarily due to reduction in the number of employees as a result of streamlined operations and decreases in bonus accrual and stock-based compensation expense.  Total full-time equivalent employees at December 31, 2010, 2009 and 2008 were 291, 296, and 320, respectively.

Occupancy and equipment expense for the year ended December 31, 2010 was $7.6 million, down $331,000 or 4.2% compared with $7.9 million for the same period in 2009. Occupancy and equipment expense for the year ended December 31, 2009 was $7.9 million, down $220,000 or 2.7% compared with $8.1 million for the same period in 2008.

Foreclosed assets expense for the year ended December 31, 2010 was $6.6 million, an increase of $2.5 million compared with $4.1 million for the same period in 2009, primarily due to write-downs recorded on foreclosed assets as a result of the continued economic recession and downturn of the real estate market. Foreclosed assets expense for the year ended December 31, 2009 was $4.1 million, an increase of $3.8 million compared with $289,000 for the same period in 2008. The increase in foreclosed assets expense in 2009 was primarily due an increase in the volume of foreclosed assets and write-downs on foreclosed assets as a result of the weakening of the economy and the real estate market.

Legal and professional fees for the years ended December 31, 2010, 2009 and 2008 were $2.0 million, $2.4 million, and $1.9 million, respectively. The fluctuation in legal and professional fees in 2010, 2009 and 2008 was primarily due to legal fees resulting from activities related to nonperforming assets.

The FDIC assessment for the year ended December 31, 2010 was $3.3 million, a decrease of $620,000 or 15.8% compared to $3.9 million for the same period in 2009.   The decrease in 2010 was due to the 2009 special FDIC assessment applicable to all insured depository institutions, which was paid September 30, 2009. The FDIC assessment for the year ended December 31, 2009 was $3.9 million, an increase of $3.3 million or 534.5% compared to $617,000 for the same period in 2008.   The increase in the FDIC assessment in 2009 was due to increased DIF assessment rates as part of the FDIC’s DIF restoration plan, and the special FDIC assessment applicable to all insured depository institutions, which was paid September 30, 2009. On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act.  Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits and the assessments rates will be lowered to account for the large assessment base.  Under these final regulations, the FDIC’s board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment. An increase in the assessment rates could increase the Company’s FDIC assessment expenses.

Goodwill impairment charges for the years ended December 31, 2010 and 2009 were $2.0 million and $2.5 million, respectively.   There were no impairment charges during 2008. Additional information is presented in Note 6—“Goodwill and Core Deposit Intangibles” of the Notes to consolidated financial statements.

Other noninterest expense, noted in the table below, for the year ended December 31, 2010 was $6.2 million, a decrease of $414,000 compared with $6.6 million for the same period in 2009, primarily due to declines in the provision for unfunded commitments and ATM processing expenses, partially offset by an increase in the premium for insurance bonds. Other noninterest expense, noted in the table below, for the year ended December 31, 2009 was $6.4 million, a decrease of $1.2 million compared with $7.6 million for the same period in 2008, primarily due to cost control efforts which resulted in cost reductions across the organization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$20,584	$20,406	$24,298
Occupancy and equipment	7,577	7,908	8,128
Foreclosed assets, net	6,604	4,107	289
FDIC assessment	3,295	3,915	617
Legal and professional fees	2,038	2,360	1,935
Goodwill impairment	2,000	2,500	—
Other noninterest expense	6,198	6,612	7,808

Total noninterest expenses	$48,296	$47,808	$43,075

The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities. The Company’s efficiency ratio for 2010 was 71.14%, an increase from the 2009 efficiency ratio of 70.61%. The increase for 2010 was due to the rise in foreclosed asset expenses coupled with the decrease in gains on securities transactions. The Company’s efficiency ratio for 2009 was 70.61%, up from the 2008 efficiency ratio of 66.55%. The increase for 2009 was due to the decrease of net interest income as a result of declining market interest rates and the effect of an increase in nonperforming assets, in addition to higher noninterest expense mainly due to increased FDIC assessments, foreclosed asset expenses and legal and professional fees.

Income Taxes

Income taxes for the years ended December 31, 2010, 2009 and 2008 include the federal income tax and California state tax at the statutory rate plus the Texas Margin tax. The amount of federal income tax expense (benefit) is influenced by the amount of taxable income, the amount of tax-exempt income (loss), the amount of non-deductible interest expense and the amount of other non-deductible expenses. The Texas Margin tax is based on consolidated gross revenue from all sources, excluding interest and dividends from U.S. obligations, reduced by interest expense, certain personnel costs or an amount equal to 30% of gross income, whichever is greater. Margin tax income is apportioned to Texas based on the source of gross income and is taxed at a rate of 1%.

Income tax benefit for 2010 was $352,000, a decrease of $2.6 million or 88.2% compared with income tax benefit of $3.0 million in 2009. Income tax benefit for 2009 was $3.0 million, a decrease of $4.2 million or 347.9% compared with income tax expense of $1.2 million in 2008. The effective income tax rates in 2010, 2009 and 2008 were 27.5%, 29.7%, and 39.6%, respectively. The decrease in the effective income tax rate in 2010 as compared to 2009 was primarily the result of non-deductible goodwill partially offset by increases in state income tax expense which did not correlate with the pre-tax loss. The decrease in the effective income tax rate in 2009 as compared to 2008 was primarily the result of non-deductible goodwill partially offset by increases in state income tax expense which did not correlate with the pre-tax loss. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately with pre-tax income depending on the apportionment of income among members of the unitary group. The increase in the effective income tax rate was partially offset by the increase in the cash value of bank owned life insurance, which is non-taxable.

As of December 31, 2010, the Company had approximately $17.8 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the significant net loss incurred in 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2010.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limit. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $6 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee, or the Director’s Loan Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

Total loans of the Company were $1.14 billion at December 31, 2010, a decrease of $129.7 million, or 10.2% from $1.27 billion at December 31, 2009. The decrease in 2010 was the result of declines of $49.3 million in commercial and industrial loans, $62.5 million in real estate construction loans and $18.2 million in real estate mortgage loans. Total loans were $1.27 billion at December 31, 2009, a decrease of $72.1 million, or 5.4% from $1.35 billion at December 31, 2008. The decrease in 2009 was mainly the result of a decline of $68.3 million in commercial and industrial loans and $46.6 million in real estate construction loans, partially offset by an increase of $43.3 million in real estate mortgage loans.

The ratio of total loans to total deposits was 88.4%, 93.4%, and 106.1% as of December 31, 2010, 2009, and 2008, respectively. As of the same dates, total loans represented 73.4%, 80.1%, and 85.2% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,
	2010		2009		2008		2007		200 6
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$349,891	30.52%	$399,235	31.27%	$467,546	34.65%	$458,117	38.01%	$367,072	41.25%
Real estate mortgage
Residential	38,667	3.37	32,730	2.56	12,399	0.92	5,306	0.44	4,847	0.55
Commercial	718,795	62.69	742,974	58.20	720,052	53.37	596,618	49.50	424,431	47.70

	757,462	66.06	775,704	60.76	732,451	54.29	601,924	49.94	429,278	48.25

Real estate construction
Residential	10,983	0.96	32,257	2.52	43,242	3.20	58,971	4.89	27,781	3.13
Commercial	24,291	2.12	65,532	5.14	101,125	7.50	80,208	6.65	58,311	6.55

	35,274	3.08	97,789	7.66	144,367	10.70	139,179	11.54	86,092	9.68

Consumer and other	3,928	0.34	3,888	0.31	4,864	0.36	6,132	0.51	7,332	0.82

Gross loans	1,146,555	100.00%	1,276,616	100.00%	1,349,228	100.00%	1,205,352	100.00%	889,774	100.00%

Less: unearned discounts, interest and deferred fees	(2,245)		(2,619)		(3,180)		(3,441)		(3,218)

Total loans	$1,144,310		$1,273,997		$1,346,048		$1,201,911		$886,556

Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

Commercial and Industrial Loans. A major lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad array of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include real estate, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which house their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2010, the Company’s commercial and industrial loan portfolio was $349.9 million or 30.5% of the gross loan portfolio. Approximately $250.8 million or 71.7% of the commercial and industrial loan portfolio was collateralized by real estate. As a result of the economic downturn in the last two years, the Company recorded net charge-offs in this portfolio of $1.9 million and $9.7 million for the years ended December 31, 2010 and 2009, respectively. As a result, the total volume for commercial and industrial loans declined $49.3 million or 12.4% compared with 2009, and $68.3 million or 14.6% compared with 2008. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards.

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2010, the Company had a commercial mortgage portfolio of $718.8 million or 62.7% of the gross loan portfolio, which were comprised of $441.7 million in loans from MetroBank and $277.1 million in loans from Metro United. Due to weakness in the commercial real estate market in 2010 and 2009, the Company recorded net charge-offs related to commercial mortgage loans of $9.0 million and $6.5 million for the years ended December 31, 2010 and 2009, respectively. As a result of distressed economic conditions, this portfolio decreased 3.3% in 2010, compared to growth of this portfolio of 3.2% in 2009 and 20.7% in 2008. The Company also originates two to seven year balloon residential mortgage loans with a 15 to 30-year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2010, the Company’s residential mortgage portfolio was $38.7 million, which was comprised of loans from MetroBank. The Company had no subprime residential mortgage loans at December 31, 2010.

Real Estate Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans in Texas are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2010, the Company had a real estate construction portfolio of $35.3 million or 3.08% of the gross loan portfolio, of which $11.0 million was residential and $24.3 million was commercial. Of the residential construction loans, $9.4 million and $1.6 million were from MetroBank and Metro United, respectively. The commercial construction loans were comprised of $9.4 million from MetroBank and $14.9 million from Metro United. Due to weakness in the commercial real estate market in 2010 and 2009, the Company recorded net charge-offs related to construction loans of $1.8 million and $3.8 million for the years ended December 31, 2010 and 2009, respectively. This portfolio decreased 63.9% in 2010, compared with a decline of 32.3% in 2009.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2010, MetroBank had $30.8 million or 2.7% of the gross loan portfolio in the retained portion of SBA loans. These loans are included in most all types of loans including commercial and industrial, real estate mortgage, and real estate construction.

Trade Finance. The Company, through its subsidiary MetroBank, originates trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government that provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2010, the Company’s aggregate trade finance portfolio commitments were $10.4 million.

Consumer Loans. The Company, through its subsidiary Metro United Bank, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. At December 31, 2010, the Company’s consumer loan portfolio was $3.9 million.

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as segregated by the North American Industry Classification system (“NAICS”) code, as of the dates indicated:

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)
Hotels/motels	$173,273	$165,811	$156,032
Retail strip center less than 25,000 square feet	101,152	111,714	107,530
Wholesale trade	94,090	118,069	122,109
Retail neighborhood center	93,742	117,930	128,600
Health/education/social assistance	77,095	89,714	98,323
Restaurants	68,407	69,342	67,634
Office building/warehouse	68,143	73,242	79,296
Land	64,962	96,955	70,555
Residential building for rent/lease	60,574	60,240	50,579
Other related to real estate	57,412	21,597	98,274
Convenience stores/gasoline stations	42,471	53,391	54,798
Construction	39,497	77,002	110,307
All other nonresidential building for rent/lease	88,815	93,753	92,130
All other	116,922	127,856	113,061

Gross loans	$1,146,555	$1,276,616	$1,349,228

The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2010 are summarized in the following table:

	As of December 31, 2010
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$115,855	$155,929	$78,107	$349,891
Real estate mortgage:
Residential	1,304	33,731	3,632	38,667
Commercial	110,459	409,690	198,646	718,795
Real estate construction:
Residential	10,983	—	—	10,983
Commercial	21,825	1,930	536	24,291
Consumer and other	816	3,030	82	3,928

Gross loans	$261,242	$604,310	$281,003	$1,146,555

Loans with a predetermined interest rate	$56,241	$188,564	$100,513	$345,318
Loans with a floating interest rate	205,001	415,746	180,490	801,237

Total	$261,242	$604,310	$281,003	$1,146,555

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets

The Company has certain lending procedures in place that are designed to maximize loan income within an acceptable level of risk. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors of each bank, and separate policy, administrative and approval oversight by the Directors’ Loan Committee of MetroBank, and by the Directors’ Credit Committee of Metro United. Additionally, MetroBank’s loan portfolio is reviewed by its internal loan review department, and Metro United's loan portfolio is reviewed by an external third-party company. These procedures also serve to timely identify changes in asset quality and to ensure proper recording and reporting of nonperforming assets.

The loan review process of both Banks involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the chief credit officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion on loan grades.

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Until the fourth quarter of 2010, Metro United’s loan review process was outsourced and performed quarterly by the loan review department of its affiliate MetroBank, which acted as an external independent loan review agent. Beginning with the fourth quarter of 2010, Metro United’s loan review process is performed quarterly by an external independent loan review company.  Findings of each respective examination are reported to the Director’s Credit Committee of each bank. It is the responsibilities of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

In addition, the Company reviews the real estate values, and when necessary, orders new appraisals on loans collateralized by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible charge-offs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

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

A loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual basis for other loans.  The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Loans are classified as restructured in cases where a borrower experiences financial difficulty but is current on their payment and the Company makes limited concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.

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

In addition to the Banks’ loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates MetroBank, while the FDIC and CDFI periodically examine and evaluate Metro United. Based upon such examinations, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$50,985	$58,236	$48,239	$6,336	$9,414
Accruing loans 90 days or more past due	334	420	103	1,284	29
Troubled debt restructurings - accruing	1,314	4,927	4,474	—	—
Troubled debt restructurings - nonaccruing	20,198	16,993	—	—	—
Other real estate (“ORE”)	19,956	22,291	4,825	1,474	2,747

Total nonperforming assets	92,787	102,867	57,641	9,094	12,190

Total nonperforming assets to total loans and ORE	7.97%	7.94%	4.27%	0.76%	1.37%
Total nonperforming assets to total assets	5.95	6.47	3.65	0.62	0.96

Total nonperforming assets at December 31, 2010 were $92.8 million, a decrease of $10.1 million compared with $102.9 million at December 31, 2009.  Total nonperforming assets in Texas at December 31, 2010 were comprised of $43.5 million in nonaccrual loans, $334,000 in accruing loans 90 days or more past due, $1.0 million in accruing troubled debt restructurings (“TDRs”), $11.8 million in nonaccruing TDRs, and $17.9 million in ORE.  Total nonperforming assets in California at December 31, 2010 were comprised of $7.5 million in nonaccrual loans, $296,000 in accruing TDRs, $8.5 million in nonaccruing TDRs, and $2.0 million in ORE.  At December 31, 2010, significant sectors of nonaccrual loans were $17.6 million related to hospitality, $15.8 million related to retail centers, and $7.8 million related to one owner occupied property.  Other real estate at December 31, 2010 and 2009 was $20.0 million and $22.3 million, a decrease of $2.3 million, which was comprised of a $5.2 million decrease in California, partially offset by a $2.9 million increase in Texas.

Had the total of nonaccrual loans and nonaccruing TDRs remained on an accrual basis, interest in the amount of approximately $2.3 million and $1.8 million would have been recorded on these loans for the years ended December 31, 2010 and 2009, respectively. The amount of interest income recognized on impaired loans for the years ended December 31, 2010 and 2009 was $109,000 and $347,000, respectively.

Total nonperforming assets at December 31, 2009 were $102.9 million, an increase of $45.2 million compared with $57.6 million at December 31, 2008. The increase in nonperforming assets in 2009 compared with 2008 was primarily due to $29.8 million in retail centers and $10.4 million in commercial land in the Texas market, and $3.2 million in commercial land in California moving to nonaccrual status, all of which were partially offset by net charge-offs and paydowns. Other real estate increased by $11.0 million in Texas and $6.4 million in California. Had the total of nonaccrual loans and nonaccruing TDRs remained on an accrual basis, interest in the amount of approximately $1.8 million would have been recorded on these loans for both years ended December 31, 2009 and 2008.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade and grade migration, (2) specific reserves on larger impaired individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages, and (4) a reserve for unfunded lending commitments.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets.” Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are risk-rated as grade 8, and are those loans with well-defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are risk-rated as grade 9, and are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are risk rated as grade 10, and are those loans which are charged off.

In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” for loans risk-rated as grade 7, which further aids the Company in monitoring loan portfolios. Watch list loans show potential weaknesses where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Average total loans outstanding	$1,218,826	$1,319,770	$1,294,744	$1,059,654	$819,103

Total loans outstanding at end of period	$1,144,310	$1,273,997	$1,346,048	$1,201,911	$886,556

Allowance for loan losses at beginning of period	$29,403	$24,235	$13,125	$11,436	$13,169
Provision for loan losses	17,578	25,713	16,649	3,145	612
Charge-offs:
Commercial and industrial	(2,412)	(10,453)	(2,783)	(2,044)	(3,737)
Real estate—mortgage	(9,234)	(6,511)	(374)	(611)	(21)
Real estate—construction	(2,104)	(4,089)	(2,066)	—	(39)
Consumer and other	(228)	(558)	(628)	(66)	(202)

Total charge-offs	(13,978)	(21,611)	(5,851)	(2,721)	(3,999)

Recoveries:
Commercial and industrial	496	790	304	646	680
Real estate—mortgage	209	3	—	573	874
Real estate—construction	21	270	1	—	—
Consumer and other	28	3	7	46	100

Total recoveries	754	1,066	312	1,265	1,654
Net charge-offs	(13,224)	(20,545)	(5,539)	(1,456)	(2,345)

Allowance for loan losses at end of period	33,757	29,403	24,235	13,125	11,436

Reserve for unfunded lending commitments at beginning of period	1,043	1,092	816	793	546
Provision for unfunded lending commitments	(441)	(49)	276	23	247

Reserve for unfunded lending commitments at end of period	602	1,043	1,092	816	793

Allowance for credit losses	$34,359	$30,446	$25,327	$13,941	$12,229

Ratio of allowance for loan losses to end of period total loans	2.95%	2.31%	1.80%	1.09%	1.29%
Ratio of net charge-offs to average total loans	1.08	1.56	0.43	0.14	0.29
Ratio of allowance for loan losses to end of period total nonperforming loans	46.35	36.49	45.89	172.24	121.11

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

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$8,188	30.52%	$8,526	31.27%	$8,190	34.65%	$5,584	38.01%	$4,210	41.25%
Real estate—mortgage	22,016	66.06	16,862	60.76	11,494	54.29	5,416	49.94	4,745	48.25
Real estate—construction	1,993	3.08	3,649	7.66	3,700	10.70	2,007	11.54	666	9.68
Consumer and other	194	0.34	262	0.31	119	0.36	79	0.51	110	0.82
Unallocated	1,366	—	104	—	732	—	39	—	1,705	—

Total allowance for loan losses	$33,757	100.00%	$29,403	100.00%	$24,235	100.00%	$13,125	100.00%	$11,436	100.00%

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

The amortized cost of securities held-to-maturity at December 31, 2010 and 2009 was $4.0 million. The fair value of securities available-for-sale was $175.7 million at December 31, 2010, an increase of $77.3 million or 78.6% compared with $98.4 million at December 31, 2009. The fair value of securities available-for-sale was $98.4 million at December 31, 2009, a decrease of $3.7 million or 3.7% compared with $102.1 million at December 31, 2008. The increase in 2010 was the result of excess liquidity deployed to purchase  U.S. agency securities, government guaranteed mortgage-backed securities and CRA funds. The decrease in 2009 was primarily the result of sales of securities and normal runoff on the portfolio consisting primarily of paydowns on mortgage-backed securities and collateralized mortgage obligations and maturities and calls of securities. At December 31, 2010, investment securities with a fair value of $54.6 million were pledged to secure public deposits, Federal Reserve advances, repurchase obligations, and for other purposes required or permitted by law.

The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary-impairments (“OTTIs”) in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); (3) the financial condition of and near-term prospects of the issuer, and (4) the Company’s intent not to sell and that it is not more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For the year ended December 31, 2010, the Company recognized credit-related losses of $422,000 on 18 non-agency residential mortgage-backed securities and $64,000 on three asset-backed securities. The noncredit portion of these impairments of $139,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2010. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

The following table presents the amortized cost of securities classified as available-for-sale or held-to-maturity and their approximate fair values as of the dates shown, and other investments at cost. The Company had no securities classified as trading at December 31, 2010, 2009 and 2008, and no held-to-maturity securities at December 31, 2008.

	As of December 31, 2010
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959	$196	$(1,554)	$—	$111,601
Obligations of state and political subdivisions	4,356	57	(42)	—	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	45,285	476	(377)	—	45,384
Privately issued residential	1,564	289	(65)	(558)	1,230
Asset backed securities	342	67	—	(231)	178
Equity Securities
Investment in CRA funds	13,210	—	(268)	—	12,942

Total available-for-sale securities	$177,716	$1,085	$(2,306)	$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$122	$—	$—	$4,167

Total held-to-maturity securities	$4,045	$122	$—	$—	$4,167

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,842	—	—	—	5,842
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,925	$—	$—	$—	$6,925

	As of December 31, 2009
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$57,882	$—	$(654)	$—	$57,228
Obligations of state and political subdivisions	5,724	118	(29)	—	5,813
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	32,014	397	(103)	(1,104)	31,204
Privately issued residential	3,947	233	(241)	—	3,939
Asset backed securities	467	—	—	(283)	184

Total available-for-sale securities	$100,034	$748	$(1,027)	$(1,387)	$98,368

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$308	$—	$—	$4,352

Total held-to-maturity securities	$4,044	$308	$—	$—	$4,352

Other investments
Investment in CDARS(4)	$14,042	$—	$—	$—	$14,042
FHLB (1)/Federal Reserve Bank(2) stock	6,452	—	—	—	6,452
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$21,577	$—	$—	$—	$21,577

(1)	FHLB stock held by the Banks is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Statutory Trust I is carried at cost.
(4)	The investment in Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) is carried at cost.

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$14,908	$179	$—	$15,087
Obligations of state and political subdivisions	3,853	24	—	3,877
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	72,787	555	(956)	72,386
Privately issued residential	5,639	19	(1,299)	4,359
Asset backed securities	550	—	—	550
Equity Securities
Investment in CRA funds	5,809	36	—	5,845

Total available-for-sale securities	$103,546	$813	$(2,255)	$102,104

Other investments
Investment in CDARS	$20,240	$—	$—	$20,240
FHLB/Federal Reserve Bank stock	7,897	—	—	7,897
Investment in subsidiary trust	1,083	—	—	1,083

Total other investments	$29,220	$—	$—	$29,220

The following table summarizes the contractual maturity of investment securities held-to-maturity and available-for-sale at amortized cost and their weighted average yields as of December 31, 2010. No tax-equivalent adjustments were made.

	As of December 31, 2010
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		Non-maturing or After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. government corporations and agencies	$—	—	$28,644	1.15%	$84,315	3.01%	$—	—	$112,959	2.54%
Obligations of state and political subdivisions	—	—	—	—	796	5.19	7,605	4.62	8,401	4.67
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	942	4.08	1,036	4.55	2,615	2.89	40,692	3.03	45,285	3.08
Privately issued residential	—	—	—	—	—	—	1,564	1.93	1,564	1.93
Asset backed securities	—	—	—	—	—	—	342	0.43	342	0.43
Investment in CRA funds	—	—	—	—	—	—	13,210	1.59	13,210	1.59
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	5,842	2.53	5,842	2.53
Investment in subsidiary trust	—	—	—	—	—	—	1,083	5.63	1,083	5.63

Total securities	$942	4.08%	$29,680	1.27%	$87,726	3.03%	$70,338	2.81%	$188,686	2.67%

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

As of December 31, 2010, 2009 and 2008, 89.9%, 71.5%, and 53.1%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and other U.S. government corporations and agencies debt securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to prepay or refinance their higher-rate mortgages. As prepayments increase, the average life of the security shortens and the premium paid must be amortized over a shorter period. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as the discount is accreted over a shorter average life. As interest rates rise, the opposite will generally be true. During a period of rising interest rates, fixed rate mortgage-backed securities tend to experience smaller prepayments of principal and consequently, the average life of this security will be longer. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2010, approximately $4.5 million or 9.6% of the Company’s mortgage-backed securities and CMOs earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Included in the Company’s mortgage-backed securities at December 31, 2010, 2009 and 2008, were $13.4 million, $13.0 million, and $34.9 million, respectively, in agency-issued collateralized mortgage obligations (“CMOs”). CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae, Fannie Mae, Freddie Mac carry the protection against loss of the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches enough credit protection to be given investment grade credit ratings by the rating agencies. At December 31, 2010 and 2009, the fair value of private-label CMOs was $1.2 million and $3.0 million, respectively.

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

At December 31, 2010, there were no investments in CDARS One-Way Sell and at December 31, 2009, $14.0 million was invested in the CDARS One-Way Sell program, earning interest at rates ranging from 0.15% to 0.90%, with original maturities ranging from one month to one year. Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in—“Junior Subordinated Debentures.”

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2010, 45.4% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 37.4% were interest-bearing savings, NOW, and money market accounts and 17.2% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2010 were $1.29 billion compared with $1.36 billion at December 31, 2009, a decrease of $70.0 million or 5.1%. Total deposits at December 31, 2009 were $1.36 billion compared with $1.27 billion at December 31, 2008, an increase of $95.0 million or 7.5%.

Average noninterest-bearing demand deposits for the year ended December 31, 2010 were $204.8 million, a decrease of $3.6 million or 1.7%, compared with $208.4 million for the same period in 2009. Average noninterest-bearing demand deposits for the year ended December 31, 2009 were $208.4 million, a decrease of $3.5 million or 1.6%, compared with $211.9 million for the same period in 2008.

Average interest-bearing deposits for the year ended December 31, 2010 were $1.14 billion, a decrease of $20.7 million or 1.8%, compared with $1.16 billion for the same period in 2009. Average interest-bearing deposits for the year ended December 31, 2009 were $1.16 billion, an increase of $138.8 million or 13.6%, compared with $1.02 billion for the same period in 2008.

Average total deposits for the year ended December 31, 2010 were $1.34 billion, a decrease of $24.3 million or 1.8%, compared with $1.36 billion for the same period in 2009. Average total deposits for the year ended December 31, 2009 were $1.36 billion, an increase of $135.3 million or 11.0%, compared with $1.23 billion for the same period in 2008.

Deposits decreased during 2010 as the result of strategic efforts to reduce the cost of funds and to manage asset growth. The increase in deposits during 2009 was the result of cultivated new relationships and deposit campaigns. As part of its effort to cross-sell its products and services, the Company actively solicits time deposits from existing customers. In addition, the Company receives time deposits and other deposits from government municipalities and utility districts. These time deposits typically renew at maturity and all deposit sources have provided a stable source of funds. The Company believes that based on its historical experience a significant portion of its large time deposits, other than brokered time deposits, have core-type characteristics. In pricing its time deposits, the Company seeks to be competitive but typically prices near the middle of a given market.

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2010, 2009 and 2008 are presented below:

	Years Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Average interest-bearing deposits:
NOW checking	$56,456	0.47%	$54,774	0.51%	$58,680	0.79%
Savings and money market deposits	456,291	1.12	409,874	1.85	302,113	2.71
Time deposits less than $100,000	201,678	1.70	251,462	2.77	239,196	3.97
Time deposits $100,000 and over	421,044	2.00	440,045	2.98	417,407	4.12

Total average interest-bearing deposits	1,135,469	1.52	1,156,155	2.42	1,017,396	3.47
Average noninterest-bearing deposits	204,755	—	208,383	—	211,850	—

Total average deposits	$1,340,224	1.29%	$1,364,538	2.05%	$1,229,246	2.88%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2010:

December 31, 2010
(Dollars in thousands)
Three months or less	$108,995
Over three through six months	87,383
Over six through 12 months	115,300
Over 12 months	85,495

Total	$397,173

The Company had $43.7 million and $66.5 million of brokered deposits as of December 31, 2010 and 2009, respectively. However, as a result of the Agreement between MetroBank and the OCC and the Order between Metro United and the FDIC and CDFI, neither MetroBank nor Metro United can acquire, accept, renew or roll over any brokered deposits without the approval of their respective regulators.

Junior Subordinated Debentures

As of December 31, 2010 and 2009, the Company had $36.1 million outstanding in junior subordinated debentures issued to its unconsolidated subsidiary trust, MCBI Statutory Trust I. The debentures were issued to fund the Company’s acquisition of Metro United.

The debentures accrued interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital and common securities of the Trust will be paid at the same rate that interest is paid on the debentures. The ability of the Trust to pay amounts due on the capital securities and common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and common securities will also be deferred.

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

During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on the junior subordinated debentures with a notional amount of $17.5 million. Under the five-year swap contract, beginning December 2010, the Company began paying a fixed interest rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011. See Note 18 “Derivative Financial Instruments” to the Notes in the consolidated financial statements.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings sources typically include advances from the Federal Home Loan Bank (“FHLB”) of Dallas and from the FHLB of San Francisco. Other borrowings include $30.0 million of advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, $25.0 million in fixed and variable rate security repurchase agreements, $1.0 million in unsecured debentures, and $804,000 in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. The advances from the FHLB of San Francisco have remaining maturities ranging from four months to ten months. The advances bear an average rate of 0.49%. Cash flows from these transactions are classified in financing activities in the consolidated statements of cash flows under net change in other borrowings.

The Company has entered into securities repurchase agreements with two counterparty financial institutions that bear a weighted average interest rate per annum of 3.71% and mature on December 31, 2014. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011. The Company has pledged and transferred securities as collateral under repurchase agreements with an aggregate fair value of $32.4 million as of December 31, 2010. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.

In February 2010, the Company issued a promissory note to each of the Company’s Chairman of the Board and an affiliate of one of the Company’s 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes, as amended in January 2011, mature February 10, 2012 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010.  The proceeds from issuance of the promissory notes were used for general corporate purposes.

Other short-term borrowings at December 31, 2010 and 2009 also include $804,000 and $513,000 respectively, in TT&L payments deposited in Company. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company has pledged securities with a fair value of $807,000 and $1.5 million at December 31, 2010 and 2009, respectively to secure these TT&L deposits.

The total unused borrowing capacity from the FHLBs was $429.1 million and $391.8 million at December 31, 2010 and 2009, respectively. Additionally, at December 31, 2010 and 2009, unused borrowing capacity from the Federal Reserve Bank discount window was $9.7 million and $21.8 million, respectively. The Company had pledged securities with a fair value of $10.0 million and $9.8 million at December 31, 2010 and 2009, respectively and pledged loans at a collateral value of $0 and $12.3 million at December 31, 2010 and 2009, respectively to secure the discount window borrowing capacity. The Company also had unused lines of credit with correspondent banks of $8.0 and $10.0 million at December 31, 2010 and 2009. The Company has pledged and transferred securities as collateral under certain of these lines of credit with an aggregate fair value of $8.9 million as of December 31, 2010. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the lines of credit.

The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of and for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Federal funds purchased:
On December 31,	$—	$—	$—
average during the year	2	22	84
maximum month end balance during the year	—	—	4,500
Interest rate at end of period	—%	—%	—%
Interest rate during period	0.73	0.50	1.51

FHLB notes and advances:
On December 31,	$30,000	$—	$109,000
average during the year	20,466	10,695	112,118
maximum month end balance during the year	30,000	55,000	133,000
Interest rate at end of period	0.49%	—%	0.48%
Interest rate during period	0.49	0.50	2.21

Security repurchase agreements:
On December 31,	$25,000	$25,000	$25,000
average during the year	25,000	25,000	25,000
maximum month end balance during the year	25,000	25,000	25,000
Interest rate at end of period	3.71%	3.71%	3.71%
Interest rate during period	3.71	3.71	2.91

Unsecured debentures:
On December 31,	$1,000	$—	$4,000
average during the year	889	153	2,060
maximum month end balance during the year	1,000	—	4,000
Interest rate at end of period	5.00%	—%	6.50%
Interest rate during period	5.00	7.19	5.05

Federal Reserve TT&L:
On December 31,	$804	$513	$1,046
average during the year	660	687	731
maximum month end balance during the year	1,075	1,020	1,283

Contractual Obligations

The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2010:

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$474,651	$95,262	$17,271	$—	$587,184
Federal Reserve TT&L	804	—	—	—	804
Subordinated debentures	—	1,000	—	—	1,000
FHLB advances	30,000	—	—	—	30,000
Security repurchase agreements	—	—	25,000	—	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, unsecured debentures and borrowings(1)	7,524	6,689	3,872	13,351	31,436

Total borrowing obligations	$512,979	$102,951	$46,143	$49,434	$711,507
Operating lease obligations	2,073	3,206	2,664	755	8,698

Total contractual obligations	$515,052	$106,157	$48,807	$50,189	$720,205

(1)	Assumes that variable interest rates on borrowings will contractually reset based on LIBOR as of January 31, 2011.

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

A basic tool for measuring interest rate sensitivity is “GAP” analysis, or the difference between interest-earning assets and interest-bearing liabilities that mature or reprice during a specific time period. Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period, generally one year. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of declining interest rates, a positive GAP would tend to adversely affect net interest income, while a negative GAP would tend to result in an increase in net interest income. Toward the end of 2007, in anticipation of a declining rate environment, the Company moved to preserve net income by placing a greater emphasis on core deposit growth and fixed rate lending, which by the end of 2008 resulted in liability sensitivity over a one-year horizon. At the end of 2010, the Company remained liability sensitive primarily because all of its variable rate loans with floors are at the floor rates. Rates are expected to remain low for an extended period according to statements by the Chairman of the Federal Reserve, among others.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2010:

	Volumes Subject to Repricing
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	5-10 Years	Greater Than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$16,135	$25,131	$20,252	$74,175	$18,360	$27,475	$4,065	$185,593
Gross loans	697,562	77,183	47,254	112,789	70,866	66,798	74,103	1,146,555
Federal funds sold and other short-term investments	130,319	—	—	—	—	—	—	130,319

Total interest-bearing assets	844,016	102,314	67,506	186,964	89,226	94,273	78,168	1,462,467

Interest-bearing liabilities:
Demand, money market and savings deposits	483,895	—	—	—	—	—	—	483,895
Time deposits	46,251	254,899	173,501	95,262	17,271	—	—	587,184
Other borrowings	804	21,000	10,000	25,000	—	—	—	56,804
Junior subordinated debentures(2)	—	36,083	—	—	—	—	—	36,083

Total interest-bearing liabilities	530,950	311,982	183,501	120,262	17,271	—	—	1,163,966

Period GAP	$313,066	$(209,668)	$(115,995)	$66,702	$71,955	$94,273	$78,168	$298,501

Cumulative GAP	$313,066	$103,398	$(12,597)	$54,105	$126,060	$220,333	$298,501

Period GAP to total assets	21.41%	(14.34)%	(7.93)%	4.56%	4.92%	6.45%	5.35%
Cumulative GAP to total assets	21.41%	7.07%	(0.86)%	3.70%	8.62%	15.07%	20.41%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	158.96%	112.27%	98.77%	104.72%	110.83%	118.93%	125.65%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)
The junior subordinated debentures are subject to an interest rate swap with a notional amount of $17.5 million, paying a fixed interest rate of 5.38% and receiving variable interest of three-month LIBOR plus a margin of 1.55%.  See Note 18 – "Derivative Financial Instruments" for more information.

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

Presented below, as of December 31, 2010 and 2009, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for an instantaneous parallel shift of +/-100, +200 and +300 basis points in interest rates over the next 12 months (with short-term interest rates near zero, a -200 basis point model is not meaningful):

	Net Interest Income Volatility(1)		Economic Value of Equity (EVE) Volatility(2)
	2010	2009	2010	2009
Change in Interest Rates
+300 bp	4.39%	0.82%	(5.90)%	(6.72)%
+200 bp	0.22	(1.96)	(6.22)	(5.48)
+100 bp	(0.39)	(1.59)	(4.62)	(3.16)
–100 bp	(2.81)	(0.30)	1.82	3.66

(1)	Net interest income volatility is measured as the percentage change in net interest income in the various rate scenarios from the net interest income in a stable interest rate environment.
(2)	EVE volatility is measured as the percentage change in the EVE in the various interest rate scenarios from the EVE in a stable interest rate environment.

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

The prime rate in effect for December 31, 2010 and 2009 was 3.25%. The Federal Open Markets Committee left the fed funds target rate unchanged at 0.25% in 2009 and 2010. The Company has mitigated interest rate risk as illustrated above by the reduced volatility on net interest income and the stability of EVE.

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

The Company’s liquidity needs are met primarily from deposits, federal funds sold and advances from both the FHLB of Dallas and the FHLB of San Francisco, supplemented by cash flows from investment securities and loans, other borrowings, security repurchase agreements and earnings through operating activities. Deposit growth can be realized through the existing branch network or purchased from institutional or wholesale funding sources. Although access to purchased funds from brokers has been utilized on occasion to take advantage of opportunities, the Company does not generally rely on these external funding sources. The main uses of funds are for withdrawal of deposits, loan originations, purchase of investment securities and payment of operating expenses.

Management believes the Company has sufficient liquidity or ready access to liquidity to fund all anticipated obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank discount window, the FHLB and other correspondent banks ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances and security repurchase agreements as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by blanket liens that include one-to-four-family mortgage loans, multi-family mortgage loans, home equity, commercial construction real estate and other commercial real estate loans as noted on MetroBank’s and Metro United’s most current Call Report Data filed with the FDIC which is updated quarterly. In addition, the blanket lien includes investment securities held in safekeeping at the FHLB. At December 31, 2010, the Company had unused borrowing capacity of $429.1 million from the FHLB, $9.7 million from the Federal Reserve Bank discount window, and $8.0 million from other correspondent banks.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2010 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$52,405	$3,314	$3,986	$4,262	$63,967
Standby letters of credit	2,560	885	473	1,219	5,137
Commercial letters of credit	5,019	—	—	—	5,019
Operating leases	2,073	3,206	2,664	755	8,698

Total financial instruments with off-balance sheet risk	$62,057	$7,405	$7,123	$6,236	$82,821

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

Shareholders’ equity at December 31, 2010 was $158.8 million, an increase of $3.5 million or 2.2% compared with shareholders’ equity of $155.3 million at December 31, 2009. The increase was primarily the result of net proceeds of $6.9 million from the two private offerings of common stock to accredited investors, partially offset by a net loss for the year ended December 31, 2010.  Shareholders’ equity at December 31, 2009 was $155.3 million, an increase of $36.1 million or 30.3% compared with shareholders’ equity of $119.2 million at December 31, 2008. This increase was primarily the result of the $45.0 million preferred stock issuance in January 2009, partially offset by the net loss of $7.1 million and the payment of preferred stock dividends for the year ended December 31, 2009 and common stock dividends paid for the first quarter of 2009.

 The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarters of 2010, but continued to defer the dividend payment from the second quarter of 2010.  The payment of any future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

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

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2010 to the minimum and well capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Capitalized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At December 31, 2010
The Company
Leverage ratio	4.00	% (1)	N/A	10.75%
Tier 1 risk-based capital ratio	4.00		N/A	13.86
Total risk-based capital ratio	8.00		N/A	15.13
MetroBank
Leverage ratio	4.00	% (2)	5.00%	10.64%
Tier 1 risk-based capital ratio	4.00		6.00	13.65
Total risk-based capital ratio	8.00		10.00	14.92
Metro United
Leverage ratio	4.00	% (3)	5.00%	9.84%
Tier 1 risk-based capital ratio	4.00		6.00	13.01
Total risk-based capital ratio	8.00		10.00	14.28

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

As of December 31, 2010 and 2009, $35.0 million in trust preferred securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and $0 were included in Tier 2 capital. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective on March 31, 2011. The new rules had no effect on the amount of trust preferred securities that the Company may include in its Tier 1 capital as of December 31, 2010.

MCBI Statutory Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Under the Dodd-Frank Act, the Company must deduct all trust preferred securities issued on or after May 19, 2010 from the Company's Tier 1 capital; however, bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009, such as the Company, are not required to deduct existing trust preferred securities issued prior to May 19, 2010 from Tier 1 capital.

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

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Junior Subordinated Debentures”, the Company entered into a forward starting interest rate swap contract on the junior subordinated debentures with a notional amount of $17.5 million. This transaction was designed as a cash flow hedge to effectively fix the interest payment on the variable rate debentures and reduce market risk of future earnings volatility. The five-year swap contract commenced on December 15, 2010 at which time the Company will pay on a quarterly basis beginning March 2011, a fixed rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on the notional amount. The effects on net interest income for the next 12 months of hypothetical fluctuations in interest rates on this swap contract are not significant, and as such, separate quantitative disclosure is not presented.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements, the reports thereon, the notes thereto commencing at page 75 of this Annual Report on Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2010 and 2009 (in thousands, except per share data):

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$18,315	$19,219	$19,689	$20,228	$20,749	$21,822	$22,054	$21,709
Interest expense	4,255	4,970	5,468	5,726	6,533	7,207	8,390	8,911

Net interest income	14,060	14,249	14,221	14,502	14,216	14,615	13,664	12,798
Provision for loan losses	2,550	4,700	2,430	7,898	13,003	3,596	1,827	7,287

Net interest income after provision for loan losses	11,510	9,549	11,791	6,604	1,213	11,019	11,837	5,511
Noninterest income	2,415	1,761	1,783	1,604	2,635	1,965	1,879	1,690
Noninterest expense	11,224	10,859	13,183	13,030	14,117	11,286	12,074	10,331

Income (loss) before income taxes	2,701	451	391	(4,822)	(10,269)	1,698	1,642	(3,130)
Provision (benefit) for income taxes	971	(186)	307	(1,444)	(2,941)	560	490	(1,096)

Net income (loss)	$1,730	$637	$84	$(3,378)	$(7,328)	$1,138	$1,152	$(2,034)

Dividend—preferred stock	(605)	(605)	(602)	(598)	(598)	(599)	(598)	(504)

Net income (loss) available to common shareholders	$1,125	$32	$(518)	$(3,976)	$(7,926)	$539	$554	$(2,538)

Earnings (loss) per share:
Basic	$0.09	$0.00	$(0.04)	$(0.36)	$(0.73)	$0.05	$0.05	$(0.23)
Diluted	$0.09	$0.00	$(0.04)	$(0.36)	$(0.73)	$0.05	$0.05	$(0.23)
Weighted average shares outstanding:
Basic	13,128	12,329	11,874	10,918	10,916	10,915	10,906	10,875
Diluted	13,171	12,345	11,874	10,918	10,916	10,923	10,912	10,875
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$0.04

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting principles or practices or financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were  effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is a process designed by or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Changes in internal control over financial reporting. Management previously identified and disclosed a material weakness in internal control over financial reporting as of December 31, 2009, relating to the monitoring of nonperforming loans.  During 2010, management took the following actions to remediate this material weakness:

-	Assigned dedicated and experienced personnel at the Company with the responsibility of monitoring loans and related risk grade changes;

-
Designed and implemented a new control in the lending cycle that ensures all impaired loan criticized asset reports for lending relationships greater than $500,000 are reviewed by the Chief Credit Officer; and

-	Provided the necessary training for the employees responsible for monitoring loans and related risk change grades to improve the timeliness of grade changes.

The Company completed the documentation and testing of the corrective processes described above as of December 31, 2010, and has concluded the controls are operating effectively and that the material weakness that existed as of December 31, 2009, has been remediated.

Except for the above change, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 pursuant to Regulation 14A under the Exchange Act (the “2011 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing on page 75 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

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

10.4†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.5†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.6†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.7†	Employment Agreement between the Company and George M. Lee dated January 27, 2007 (incorporated herein by reference to the Company’s Current Report of Fom 8-K filed on February 1, 2007).

10.8†
First Amendment to the Employment Agreement between the Company and George M. Lee dated as of December 31, 2008 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 6, 2009).

10.9†
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

10.11	Form of Waiver, executed by each of George M. Lee, David C. Choi and David Tai (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

10.12†
Form of Executive Compensation Letter Agreement, executed by each of George M. Lee, David C. Choi and David Tai (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

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

METROCORP BANCSHARES, INC. (Registrant)

Date: March 15, 2011	By:	/s/ George M. Lee
George M. Lee Executive Vice Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date

/s/ DON J. WANG	Chairman of the Board	March 15, 2011
Don J. Wang

/s/ GEORGE M. LEE	Executive Vice Chairmen, President and Chief Executive Officer (principal executive officer)	March 15, 2011
George M. Lee

/s/ DAVID TAI	Director	March 15, 2011
David Tai

/s/ DAVID C. CHOI	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2011
David C. Choi

/s/ KRISHNAN BALASUBRAMANIAN	Director	March 15, 2011
Krishnan Balasubramanian

/s/ HELEN F. CHEN	Director	March 15, 2011
Helen F. Chen

/s/ MAY P. CHU	Director	March 15, 2011
May P. Chu

/s/ SHIRLEY L. CLAYTON	Director	March 15, 2011
Shirley L. Clayton

/s/ ROBERT W. HSUEH	Director	March 15, 2011
Robert W. Hsueh

/s/ JOHN LEE	Director	March 15, 2011
John Lee

/s/ CHARLES L. ROFF	Director	March 15, 2011
Charles L. Roff

/s/ JOE TING	Director	March 15, 2011
Joe Ting

/s/ SAISHI FRANK LI	Director	March 15, 2011
Saishi Frank Li

/s/ DANIEL B. WRIGHT	Director	March 15, 2011
Daniel B. Wright

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of MetroCorp Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
March 15, 2011

METROCORP BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$21,406	$26,087
Federal funds sold and other short-term investments	130,319	82,006

Total cash and cash equivalents	151,725	108,093
Securities available-for-sale, at fair value	134,369	66,799
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	41,337	31,569

Total securities available-for-sale	175,706	98,368
Securities held-to-maturity, at cost (fair value of $4,167 and $4,352 at December 31, 2010 and 2009, respectively)	4,045	4,044
Other investments	6,925	21,577
Loans, net of allowance for loan losses of $33,757 and $29,403, respectively	1,110,553	1,244,594
Accrued interest receivable	4,682	5,161
Premises and equipment, net	5,377	6,042
Goodwill	17,327	19,327
Core deposit intangibles	202	329
Deferred tax asset, net	17,781	14,443
Customers’ liability on acceptances	4,708	3,011
Foreclosed assets, net	19,956	22,291
Cash value of bank owned life insurance	29,988	28,526
Prepaid FDIC assessment	7,610	10,637
Other assets	2,000	3,105

Total assets	$1,558,585	$1,589,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$223,105	$203,427
Interest-bearing	1,071,079	1,160,740

Total deposits	1,294,184	1,364,167
Junior subordinated debentures	36,083	36,083
Other borrowings	56,804	25,513
Accrued interest payable	447	625
Acceptances outstanding	4,708	3,011
Other liabilities	7,592	4,843

Total liabilities	1,399,818	1,434,242

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	45,427	44,718
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,230,315 and 10,994,965 shares issued and 13,230,315 shares and 10,926,315 shares outstanding at December 31, 2010 and 2009, respectively	13,230	10,995
Additional paid-in-capital	33,178	29,114
Retained earnings	69,168	72,505
Accumulated other comprehensive loss	(2,236)	(1,106)
Treasury stock, at cost, 68,650 shares at December 31, 2009	—	(920)

Total shareholders’ equity	158,767	155,306

Total liabilities and shareholders’ equity	$1,558,585	$1,589,548

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Interest income:
Loans	$72,746	$81,366	$90,715
Securities:
Taxable	3,632	3,971	5,006
Tax-exempt	457	322	231
Other investments	259	470	653
Federal funds sold and other short-term investments	357	205	425

Total interest income	77,451	86,334	97,030

Interest expense:
Time deposits	11,887	20,076	26,690
Demand and savings deposits	5,401	7,881	8,653
Junior subordinated debentures	2,047	2,079	2,079
Subordinated debentures and other borrowings	1,084	1,005	3,309

Total interest expense	20,419	31,041	40,731

Net interest income	57,032	55,293	56,299
Provision for loan losses	17,578	25,713	16,649

Net interest income after provision for loan losses	39,454	29,580	39,650

Noninterest income:
Service fees	4,518	4,393	4,839
Gain (loss) on securities, net	679	1,382	91
Total other-than-temporary-impairment (“OTTI”) on securities	(625)	(2,257)	(1,961)
Less: Noncredit portion of “OTTI”	139	1,387	—

Net impairments on securities	(486)	(870)	(1,961)
Gain on sale of loans	—	—	288
Increase in cash value of bank owned life insurance	1,462	1,435	1,352
Other noninterest income	1,390	1,829	1,856

Total noninterest income	7,563	8,169	6,465

Noninterest expense:
Salaries and employee benefits	20,584	20,406	24,298
Occupancy and equipment	7,577	7,908	8,128
Foreclosed assets, net	6,604	4,107	289
FDIC assessment	3,295	3,915	617
Legal and other professional fees	2,038	2,360	1,935
Goodwill impairment	2,000	2,500	—
Other noninterest expense	6,198	6,612	7,808

Total noninterest expense	48,296	47,808	43,075

Income (loss) before provision for income taxes	(1,279)	(10,059)	3,040
Provision (benefit) for income taxes	(352)	(2,987)	1,205

Net income (loss)	$(927)	$(7,072)	$1,835

Dividends and discount —preferred stock	2,410	2,299	—

Net income (loss) available to common shareholders	$(3,337)	$(9,371)	$1,835

Earnings (loss) per common share:
Basic	$(0.28)	$(0.86)	$0.17
Diluted	$(0.28)	$(0.86)	$0.17

Weighted average shares outstanding:
Basic	12,069	10,904	10,833
Diluted	12,069	10,904	10,897
Dividends per common share	$—	$0.04	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(927)	$(7,072)	$1,835
Other comprehensive income (loss), net of tax:
Change in accumulated loss on effective cash flow hedging derivatives	(910)	(39)	—
Unrealized gains (losses) on investment securities, net of tax:
Securities with OTTI charges during the period	(400)	(1,445)	(317)
Less: OTTI charges recognized in net income	(311)	(557)	(317)

Net unrealized losses on investment securities with OTTI	(89)	(888)	—

Unrealized holding gains (losses) arising during the period	304	1,512	(66)
Less: reclassification adjustment for gains included in net income	435	781	58

Net unrealized gains (losses) on investment securities	(131)	731	(124)

Other comprehensive loss	(1,130)	(196)	(124)

Total comprehensive income (loss)	$(2,057)	$(7,268)	$1,711

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Stock At
	Shares	At Par	Shares	At Par	Capital	Earnings	Income (Loss)	Cost	Total
Balance at December 31, 2007	—	$—	10,826	$10,995	$27,386	$82,211	$(786)	$(2,396)	$117,410
Re-issuance of treasury stock	—	—	59	—	(292)	—	—	937	645
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	1,128	—	—	—	1,128
Net income	—	—	—	—	—	1,835	—	—	1,835
Other comprehensive loss	—	—	—	—	—	—	(124)	—	(124)
Dividends ($0.16 per share)	—	—	—	—	—	(1,735)	—	—	(1,735)

Balance at December 31, 2008	—	—	10,885	10,995	28,222	82,311	(910)	(1,459)	119,159

Preferred stock issuance	45	44,289	—	—	711	—	—	—	45,000
Re-issuance of treasury stock	—	—	42	—	(373)	—	—	542	169
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	554	—	—	—	554
Forfeiture of restricted stock	—	—	—	—	—	—	—	(3)	(3)
Net income (loss)	—	—	—	—	—	(7,072)	—	—	(7,072)
Amortization of preferred stock discount	—	142	—	—	—	(142)	—	—	—
Other comprehensive loss	—	—	—	—	—		(196)		(196)
Dividends—preferred stock	—	287	—	—	—	(2,157)	—	—	(1,870)
Dividends—common stock ($0.04 per share)	—	—	—	—	—	(435)	—	—	(435)

Balance at December 31, 2009	45	$44,718	10,927	$10,995	$29,114	$72,505	$(1,106)	$(920)	$155,306

Re-issuance of treasury stock	—	—	78	—	(705)	—	—	952	247
Issuance of common stock	—	—	2,235	2,235	4,766	—	—	—	7,001
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	3	—	—	—	3
Forfeiture of restricted stock	—	—	(10)	—	—	—	—	(32)	(32)
Net income (loss)	—	—	—	—	—	(927)	—	—	(927)
Amortization of preferred stock discount	—	143	—	—	—	(143)	—	—	—
Other comprehensive loss	—	—	—	—	—		(1,130)		(1,130)
Dividends—preferred stock	—	566	—	—	—	(2,267)	—	—	(1,701)

Balance at December 31, 2010	45	$45,427	13,230	$13,230	$33,178	$69,168	$(2,236)	$—	$158,767

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(927)	$(7,072)	$1,835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,594	1,902	2,139
Provision for loan losses	17,578	25,713	16,649
Impairment on securities	486	870	1,961
Impairment on goodwill	2,000	2,500	—
Gain on securities transactions, net	(679)	(1,382)	(91)
(Gain) loss on sale and write-downs of foreclosed assets	3,605	1,671	(102)
(Gain) loss on sale of premises and equipment	(7)	(36)	10
Gain on sale of loans, net	—	—	(288)
Amortization of premiums and discounts on securities	18	(12)	(26)
Amortization of deferred loan fees and discounts	(1,302)	(1,902)	(2,375)
Amortization of core deposit intangibles	127	177	250
Stock-based compensation expense	363	551	1,128
Deferred tax benefit	(2,655)	(2,945)	(4,067)
Changes in:
Accrued interest receivable	479	785	516
Other assets	2,067	(13,182)	(1,724)
Accrued interest payable	(178)	(654)	(448)
Other liabilities	1,839	(2,268)	(176)

Net cash provided by operating activities	24,408	4,716	15,191

Cash flows from investing activities:
Purchases of securities available-for-sale	(190,324)	(122,444)	(15,098)
Purchases of securities held-to-maturity	—	(4,044)	—
Purchases of other investments	(51)	(40,412)	(24,020)
Proceeds from sales of securities available-for-sale	50,154	77,554	4,196
Proceeds from sales and maturities of other investments	14,704	48,055	1,685
Proceeds from maturities and principal paydowns of securities available-for-sale	62,662	48,925	44,511
Net change in loans	95,707	20,588	(152,063)
Proceeds from sale of foreclosed assets	20,788	13,683	1,801
Proceeds from sale of premises and equipment	9	37	8
Purchases of premises and equipment	(931)	(577)	(730)

Net cash provided by (used in) investing activities	52,718	41,365	(139,710)

Cash flows from financing activities:
Net change in:
Deposits	(69,983)	95,014	78,110
Other borrowings	31,291	(113,533)	39,250
Proceeds from issuance of common stock	6,899	—	—
Proceeds from stock option exercises	—	—	228
Proceeds from issuance of preferred stock with common stock warrant	—	45,000	—
Re-issuance of treasury stock	—	169	495
Dividends paid on preferred stock	(1,701)	(1,870)	—
Dividends paid on common stock	—	(869)	(1,733)

Net cash (used in) provided by financing activities	(33,494)	23,911	116,350

Net increase (decrease) in cash and cash equivalents	43,632	69,992	(8,169)
Cash and cash equivalents at beginning of period	108,093	38,101	46,270

Cash and cash equivalents at end of period	$151,725	$108,093	$38,101

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

Use of Estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses, goodwill, impairment of investment securities, stock-based compensation, fair value and deferred income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments with original maturities of less than three months.

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Investment securities classified as available-for-sale are reported at estimated fair value, and unrealized net gains and temporary losses are excluded from income and reported, net of the associated deferred income tax effect, as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company does not have trading securities. Realized gains and losses from sales of securities available-for-sale are recorded in earnings using the specific identification method. The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify OTTIs in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); (3) the financial condition of and near-term prospects of the issuer, and (4) the Company’s intent not to sell and that it is not more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings. Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a recognized loss, of the individual securities to their fair value. When an other-than-temporary-impairment (“OTTI”) of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTIs of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss) (“OCI”).

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

Loans are classified as a troubled debt restructuring in cases where a borrower experiences financial difficulty but is current on their payment and the Company makes limited concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.

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

The allowance for credit losses consists of allowance for loan losses and the reserve for unfunded lending commitments which provide for the risk of losses inherent in the lending process. The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Accounting Standards Codification ("ASC") Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Further information regarding the Company's policies and methodology used to estimate the allowance for loan losses is presented in Note 4 - Loans and Allowance for Loan Losses.

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

Income Taxes

The Company utilizes an asset and liability approach to provide for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.  In estimating future tax consequences, all expected future events other than enactments of changes in tax laws or rates are considered.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with the fair value recognition provisions of FASB accounting guidance. The Black-Scholes option-pricing model is utilized which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s Common Stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Off-Balance Sheet Instruments

The Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and operating leases. Such financial instruments are recorded in the financial statements when they are funded.

Derivative Financial Instruments

The Company’s hedging policies permit the use of derivative financial instruments to manage interest rate risk. Derivatives are recorded at fair value on the Company’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk.  Fair value adjustments related to cash flow hedges are recorded in other comprehensive income. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting.

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

New Authoritative Accounting Guidance

Accounting Standards Updates

Accounting Standards Update (“ASU”) No. 2010-29, "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The new authoritative accounting guidance under ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

ASU No. 2010-28, "Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new authoritative accounting guidance under ASU 2010-28 will be effective for the Company on January 1, 2011 and is not expected have a significant impact on the Company's financial condition, results of operations, or cash flows.

ASU  No. 2010-20, "Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The disclosures required under ASU 2010-20 was effective as of December 31, 2010, and are included in the Company's financial statements. Disclosures that relate to activity during a reporting period will be required for the Company's financial statements that include periods beginning on or after January 1, 2011.  ASU No. 2011-01, "Receivables (Topic 310)  - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.

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

ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements."  ASU 2010-06 provides amendments to Topic 820 that provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures were effective January 1, 2010 and the required disclosures are reported in Note 19 – “Fair Value” as applicable.   Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements will be required for the Company beginning January 1, 2011.

2. Cash and Cash Equivalents

The Company is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2010, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

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

At December 31, 2010 and 2009, the amortized cost and fair value of securities was as follows (in thousands):

	As of December 31, 2010
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959	$196	$(1,554)	$—	$111,601
Obligations of state and political subdivisions	4,356	57	(42)	—	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	45,285	476	(377)	—	45,384
Privately issued residential	1,564	289	(65)	(558)	1,230
Asset backed securities	342	67	—	(231)	178
Equity Securities
CRA funds	13,210	—	(268)	—	12,942

Total available-for-sale securities	$177,716	$1,085	$(2,306)	$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$122	$—	$—	$4,167

Total held-to-maturity securities	$4,045	$122	$—	$—	$4,167

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,842	—	—	—	5,842
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,925	$—	$—	$—	$6,925

	As of December 31, 2009
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$57,882	$—	$(654)	$—	$57,228
Obligations of state and political subdivisions	5,724	118	(29)	—	5,813
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	32,014	397	(103)	—	32,308
Privately issued residential	3,947	233	(241)	(1,104)	2,835
Asset backed securities	467	—	—	(283)	184

Total available-for-sale securities	$100,034	$748	$(1,027)	$(1,387)	$98,368

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$308	$—	$—	$4,352

Total held-to-maturity securities	$4,044	$308	$—	$—	$4,352

Other investments
Investment in CDARS(4)	$14,042	$—	$—	$—	$14,042
FHLB (1)/Federal Reserve Bank(2) stock	6,452	—	—	—	6,452
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$21,577	$—	$—	$—	$21,577

(1)	FHLB stock held by the Banks is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Statutory Trust I is carried at cost.
(4)	The investment in Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) is carried at cost.

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of December 31, 2010 and 2009, for which OTTI has not been recognized that were in a continuous unrealized loss position for the periods indicated (in thousands). There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2010.

	As of December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and other U.S. government corporations and agencies	$77,784	$(1,554)	$—	$—	$77,784	$(1,554)
Obligations of state and political subdivisions	2,220	(42)	—	—	2,220	(42)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	22,674	(377)	—	—	22,674	(377)
Privately issued residential	—	—	398	(65)	398	(65)
Investment in CRA funds	12,942	(268)	—	—	12,942	(268)

Total securities	$115,620	$(2,241)	$398	$(65)	$116,018	$(2,306)

	As of December 31, 2009
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and other U.S. government corporations and agencies	$52,228	$(654)	$—	$—	$52,228	$(654)
Obligations of state and political subdivisions	1,516	(29)	—	—	1,516	(29)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	10,937	(103)	—	—	10,937	(103)
Privately issued residential	86	(33)	—	—	86	(33)
Asset backed securities	—	—	488	(208)	488	(208)

Total securities	$64,767	$(819)	$488	$(208)	$65,255	$(1,027)

As of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $2.3 million of unrealized losses is temporary and the remaining $789,000 of OTTI represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the years ended December 31, 2010 and 2009, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Company does not intend to sell (in thousands):

	Years Ended December 31,
Impairment related to credit losses	2010	2009

Credit losses at beginning of period	$1,291	$421
Addition of OTTI that was not previously recognized	6	542
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	73	100
Transfers from accumulated other comprehensive income to OTTI related to credit losses	407	228
Reclassifications from OTTI to realized losses on sales of securities	(177)	—
Credit losses at end of period	$1,600	$1,291

For the year ended December 31, 2010, the Company recognized credit-related losses of $422,000 on 18 non-agency residential mortgage-backed securities and $64,000 on three asset-backed securities. The noncredit portion of these impairments of $139,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2010. For the year ended December 31, 2009, the Company recognized credit-related losses of $746,000 on 45 non-agency residential mortgage-backed securities and $36,000 on four asset-backed securities. The noncredit portion of these impairments of $1.4 million on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2009.

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

Other Securities Information

Investments carried at approximately $54.6 million and $45.3 million at December 31, 2010 and 2009, respectively, were pledged to collateralize public deposits and other borrowings.

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands). There were no sales of held-to-maturity securities.

	Years Ended December 31,
	2010	2009	2008
Amortized cost	$49,598	$76,249	$4,072
Proceeds	50,154	77,554	4,196
Gross realized gains	820	1,306	124
Gross realized losses	(265)	—	—

At December 31, 2010, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	28,643	28,701	—	—
Within six to ten years	85,112	83,706	—	—
After ten years	3,902	3,743	4,045	4,167
Mortgage-backed securities and collateralized mortgage obligations	46,849	46,614	—	—

Total debt securities	$164,506	$162,764	$4,045	$4,167

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

4. Loans and Allowance for Loan Losses

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2010	2009
Commercial and industrial	$349,891	$399,235
Real estate-mortgage	757,462	775,704
Real estate-construction	35,274	97,789
Consumer and other	3,928	3,888

Gross loans	1,146,555	1,276,616
Unearned discounts and interest	—	—
Deferred loan fees	(2,245)	(2,619)
Total loans	1,144,310	1,273,997

Allowance for loan losses	(33,757)	(29,403)

Loans, net	$1,110,553	$1,244,594

Variable rate loans	$801,237	$867,700
Fixed rate loans	345,318	408,916

Gross loans	$1,146,555	$1,276,616

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at December 31, 2010 is determined as follows (in thousands):

	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$349,891	$(932)	$1,116	$350,075
Real estate-mortgage	757,462	(1,091)	2,653	759,024
Real estate-construction	35,274	(21)	94	35,347
Consumer and other	3,928	(201)	8	3,735

Total	$1,146,555	$(2,245)	$3,871	$1,148,181

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely makes loans at their respective legal lending limit. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $6 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee, or the Director’s Loan Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as segregated by the NAICS code, as of the dates indicated (in thousands):

	As of December 31,
	2010	2009
Hotels/motels	$173,273	$165,811
Retail strip centers with less than 25,000 square feet	101,152	111,714
Wholesale trade	94,090	118,069
Retail neighborhood center	93,742	117,930
Health/education/social assistance	77,095	89,714
Restaurants	68,407	69,342
Office building/warehouse	68,143	73,242
Land	64,962	96,955
Residential building for rent/lease	60,574	60,240
Other related to real estate	57,412	21,597
Convenience stores/gasoline stations	42,471	53,391
Construction	39,497	77,002
All other nonresidential building for rent/lease	88,815	93,753
All other	116,922	127,856

Gross loans	$1,146,555	$1,276,616

 Nonperforming Assets

The Company has certain lending procedures in place that are designed to maximize loan income within an acceptable level of risk. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors of each bank, and separate policy, administrative and approval oversight by the Directors’ Loan Committee of MetroBank, and by the Directors’ Credit Committee of Metro United. Additionally, MetroBank’s loan portfolio is reviewed by its internal loan review department, and Metro United's loan portfolio is reviewed by an external third-party company. These procedures also serve to timely identify changes in asset quality and to ensure proper recording and reporting of nonperforming assets.

The loan review process of both Banks involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the Chief Credit Officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion on loan grades.

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of December 31, 2010	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$301,919	$563,003	$12,831	$3,732	$881,485
7 - “Special Mention”/ “Watch”	8,063	45,776	3,536	—	57,375
8 - “Substandard”	40,093	149,988	18,980	3	209,064
9 -“Doubtful"	—	257	—	—	257

Total	$350,075	$759,024	$35,347	$3,735	$1,148,181

    In addition, the Company reviews the real estate values, and when necessary, orders new appraisals on loans collateralized by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible charge-offs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrowers’ financial condition due to general economic and other factors. While future deterioration in the loan portfolio is possible, management is continuing its risk assessment and resolution program. In addition, management is focusing its attention on minimizing the Company’s credit risk through diversification.

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

A loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual basis for other loans.  The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Loans are classified as a troubled debt restructuring in cases where a borrower experiences financial difficulty but is current on their payment and the Company makes limited concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$290	$244	$13,190	$13,724	$336,351	$350,075	$—
Real estate mortgage:
Residential	126	6	280	412	38,335	38,747	—
Commercial	19,196	9,128	28,918	57,242	663,035	720,277	—
Real estate construction:
Residential	—	144	531	675	10,337	11,012	334
Commercial	—	—	1,910	1,910	22,425	24,335	—
Consumer and other	—	25	3	28	3,707	3,735	—

Total	$19,612	$9,547	$44,832	$73,991	$1,074,190	$1,148,181	$334

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the date indicated (in thousands):

December 31, 2010	Recorded investment in nonaccrual loans
Commercial and industrial	$16,614
Real estate mortgage:
Residential	286
Commercial	48,592
Real estate construction:
Residential	196
Commercial	5,193
Consumer and other	3

Total	$70,884

Had nonaccrual loans remained on an accrual basis, interest of approximately $2.3 million, $1.8 million and $1.8 million would have been accrued on these loans for each of the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents information regarding nonperforming assets at the dates indicated (in thousands):

	2010	2009
Nonaccrual loans	$50,985	$58,236
Accruing loans 90 days or more past due	334	420
Troubled debt restructurings - accruing	1,314	4,927
Troubled debt restructurings - nonaccruing	20,198	16,993
Other real estate (“ORE”)	19,956	22,291

Total nonperforming assets	$92,787	$102,867

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at December 31, 2010, is presented below (in thousands):

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330
Consumer and other	—	—	—	—

Impaired loans with an allowance
Commercial and industrial	98	98	57	1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828
Consumer and other	—	—	—	—

Total:
Commercial and industrial	18,038	18,102	57	15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	$5,402	$5,410	—	$9,675
Consumer and other	—	—	—	—

Interest income of $109,000, $347,000 and $397,000 was recognized on impaired loans for the years ended December 31, 2010, 2009 and 2008.

The unpaid principal balance in impaired loans, which includes nonaccrual loans and accruing and nonaccruing troubled debt restructurings, and the related specific allowance for loan losses on such loans at December 31, 2009, is presented below (in thousands):

December 31, 2009
Impaired loans with no valuation reserve	$56,413
Impaired loans with a valuation reserve	23,743

Total unpaid principal balance in impaired loans	$80,156

Valuation allowance related to impaired loans	$2,731

The average unpaid principal balance in impaired loans was approximately $49.8 million for the year ended December 31, 2009.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade and grade migration, (2) specific reserves on larger impaired individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages, and (4) a reserve for unfunded lending commitments.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets.” Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are risk-rated as grade 8, and are those loans with well-defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are risk-rated as grade 9, and are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are risk-rated as grade 10, and are those loans which are charged off.

In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” for loans risk-rated as grade 7, which further aids the Company in monitoring loan portfolios. Watch list loans show potential weaknesses where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of December 31, 2010	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of year	$6,398	$19,503	$2,753	$248	$501	$29,403
Provision for loan losses	3,706	11,538	1,323	146	865	17,578
Charge-offs	(2,412)	(9,234)	(2,104)	(228)	—	(13,978)
Recoveries	496	209	21	28	—	754

Allowance for loan losses at end of year	8,188	22,016	1,993	194	1,366	33,757

Ending allowance for loan losses balance for loans individually evaluated for impairment	57	483	—	—		540

Ending allowance for loan losses balance for loans collectively evaluated for impairment	8,131	21,533	1,993	194		31,851

Loans:
Recorded investment in loans	350,075	759,024	35,347	3,735		1,148,181

Recorded investment in loans individually evaluated for impairment	18,038	48,880	5,402	3		72,323

Recorded investment in loans collectively evaluated for impairment	$332,037	$710,144	$29,945	$3,732		$1,075,858

Changes in the allowance for loan losses and unfunded lending commitments are as follows (in thousands):

	As of December 31,
	2009	2008
Allowance for loan losses at beginning of year	$24,235	$13,125
Provision for loan losses	25,713	16,649
Charge-offs	(21,611)	(5,851)
Recoveries	1,066	312

Allowance for loan losses at end of year	29,403	24,235

Reserve for unfunded lending commitments at beginning of year	1,092	816
Provision for unfunded lending commitments	(49)	276

Reserve for unfunded lending commitments at end of year	1,043	1,092

Allowance for credit losses	$30,446	$25,327

5. Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	Estimated useful	As of December 31,
	lives (in years)	2010	2009
Furniture, fixtures and equipment	3-10	$14,969	$17,689
Building and improvements	3-20	4,422	4,422
Land	—	1,548	1,548
Leasehold improvements	5	6,005	5,726

		26,944	29,385
Accumulated depreciation		(21,567)	(23,343)

Premises and equipment, net		$5,377	$6,042

6. Goodwill and Core Deposit Intangibles

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

Annual Evaluation

The Company completed its 2010 annual impairment testing based on information as of August 31, 2010. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United.

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

In the step-two analysis, the estimated implied fair value of Metro United  goodwill as of August 31, 2010 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

Year End Evaluation

As of December 31, 2010, the Company’s stock price continued to trade below book value per share after the annual test and additional goodwill impairment test was done. Under the discounted cash flow method, the Company used an average growth rate of 5% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $13.4 million greater than carrying value, a 12.3% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $6.9 million less than carrying value.

The Company also considered the fair value of Metro United in relationship to the Company’s stock price and performed reconciliation to the market price. This reconciliation was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

The derived fair value of Metro United was compared to the carrying value of its equity. As the carrying value at the evaluation date exceeded the fair value and failed the step-one impairment test, the Company performed the step-two goodwill impairment test.  In the step-two analysis, the estimated fair value of Metro United as of December 31, 2010 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, therefore resulting in additional impairment of the goodwill. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment. Assuming all other assumptions stay the same, a 35% decline in stock price from the 15-day average price ending on December 31, 2010 of $3.14 could potentially result in a material impairment of goodwill. Alternatively, an increase in the fair value of Metro United's loans without corresponding increase in the Company’s stock price could potentially result in a material impairment of goodwill.

Goodwill impairment if any is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Goodwill	Core Deposit Intangibles
Balance, January 1, 2008	$21,827	$756
Amortization	—	(250)

Balance, December 31, 2008	21,827	506
Impairment	(2,500)	—
Amortization	—	(177)

Balance, December 31, 2009	19,327	329
Impairment	(2,000)	—
Amortization	—	(127)

Balance, December 31, 2010	$17,327	$202

Core Deposit Intangibles

CDI is amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry and Metro United’s historical data. Accordingly, CDI is amortized over time under an accelerated method, being a weighted average period of 10 years with no residual value. Gross CDI outstanding was $1.7 million at December 31, 2010, 2009 and 2008. Accumulated amortization of CDI was $1.5 million, $1.4 million and $1.2 million as of December 31, 2010, 2009 and 2008, respectively.

The estimated aggregate future amortization expense for CDI remaining as of December 31, 2010 was as follows (in thousands):

2011	$88
2012	56
2013	37
2014	21
Thereafter	—

Total	$202

7. Interest-Bearing Deposits

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2010	2009
Interest-bearing demand deposits	$56,789	$55,912
Savings and money market accounts	427,106	446,648
Time deposits less than $100,000	190,011	209,384
Time deposits $100,000 and over	397,173	448,796

Interest-bearing deposits	$1,071,079	$1,160,740

At December 31, 2010, the scheduled maturities of time deposits were as follows (in thousands):

2011	$474,651
2012	74,876
2013	20,386
2014	10,175
2015	7,096
Thereafter	—

$587,184

The Company had $43.7 million and $66.5 million of brokered deposits at December 31, 2010 and 2009, respectively. However, as a result of the Agreement between MetroBank and the OCC and the Order between Metro United and the FDIC and CDFI, neither MetroBank nor Metro United can acquire, accept, renew or roll over any brokered deposits. There were no major deposit concentrations as of December 31, 2010 or 2009.

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

The debentures accrued interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The quarterly distributions on the capital securities will be paid at the same rate that interest is paid on the debentures, and will be paid on the 15th day of December, March, June and September. The ability of the Trust to pay amounts due on the capital securities and common securities is solely dependent upon the Company making payment on the related debentures. The debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for a period not exceeding five years. If interest payments on the debentures are deferred, the distributions on the capital securities and common securities will also be deferred.

During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on the junior subordinated debentures with a notional amount of $17.5 million. Under the five-year swap contract, beginning December 2010, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011. See Note 18—“Derivative Financial Instruments”.

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

9. Other Borrowings

Other borrowings are as follows (in thousands):

	As of December 31,
	2010	2009
FHLB advances and loans	$30,000	$—
Repurchase agreements	25,000	25,000
Unsecured debt	1,000	—
TT&L deposits	804	513

	$56,804	$25,513

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings sources typically include advances from the Federal Home Loan Bank (“FHLB”) of Dallas and from the FHLB of San Francisco. Other borrowings include $30.0 million of advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, $25.0 million in fixed and variable rate security repurchase agreements, $1.0 million is subordinated debentures, and $804,000 in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. The advances from the FHLB of San Francisco have remaining maturities ranging from four months to ten months. The advances bear an average rate of 0.49%.

The Company has entered into securities repurchase agreements with two counterparty financial institutions that bear a weighted average interest rate per annum of 3.71% and mature on December 31, 2014. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011. The Company has pledged and transferred securities as collateral under repurchase agreements with an aggregate fair value of $32.4 million as of December 31, 2010. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.

In February 2010, the Company issued a promissory note to each of the Company’s Chairman of the Board and an affiliate of one of the Company’s 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes mature February 10, 2012 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010.  The proceeds from issuance of the promissory notes were used for general corporate purposes.

Other short-term borrowings at December 31, 2010 and 2009 also include $804,000 and $513,000 respectively, in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company has pledged securities with a fair value of $807,000 and $1.5 million at December 31, 2010 and 2009, respectively to secure these TT&L deposits.

The total unused borrowing capacity from the FHLBs was $429.1 million and $391.8 million at December 31, 2010 and 2009, respectively. Additionally, at December 31, 2010 and 2009, unused borrowing capacity from the Federal Reserve Bank discount window was $9.7 million and $21.8 million, respectively. The Company had pledged securities with a fair value of $10.0 million and $9.8 million at December 31, 2010 and 2009, respectively and pledged loans at a collateral value of $0 and $12.3 million at December 31, 2010 and 2009, respectively to secure the discount window borrowing capacity. The Company also had unused lines of credit with correspondent banks of $8.0 and $10.0 million at December 31, 2010 and 2009. The Company has pledged and transferred securities as collateral under certain of these lines of credit with an aggregate fair value of $8.9 million as of December 31, 2010. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the lines of credit.

10. Income Taxes

The Company is subject to taxation in the United States and Texas and California. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state. The Company is open to federal tax authority examinations for the tax years ended December 31, 2006 through December 31, 2009.

The Company records tax effects from an uncertain tax positions in the financial statements, only if the position is more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax benefits as of December 31, 2010, and as a result there is no impact on the Company’s effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy. As of December 31, 2010, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company’s effective tax rate was 27.5% for year ended December 31, 2010 compared with 29.7% for the year ended December 31, 2009. The decrease in the effective income tax rate in 2010 as compared to 2009 was primarily the result of non-deductible goodwill impairment, offset in part by an increase in the rate attributable to state income taxes and the increase in nondeductible stock-based compensation as a percentage of pre-tax income. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

Components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal
Current provision (benefit) for federal income taxes	$1,955	$(343)	$4,454
Deferred federal income tax benefit	(2,507)	(2,695)	(3,850)

Total provision (benefit) for federal income taxes	(552)	(3,038)	604
State
Current provision for state income taxes	348	301	818
Deferred state income tax benefit	(148)	(250)	(217)

Total provision for state income taxes	200	51	601

Total provision (benefit) for income taxes	$(352)	$(2,987)	$1,205

A reconciliation of the provision (benefit) for income taxes computed at statutory rates compared with the actual provision (benefit) for income taxes is as follows (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax provision (benefit) at statutory rate	$(448)	(35)%	$(3,488)	(35)%	$1,064	35%
Tax-exempt interest income	(167)	(13)	(107)	(1)	(72)	(2)
Stock-based compensation	88	7	185	2	395	13
State income taxes	(33)	(3)	33	—	390	13
Non-deductible goodwill impairment	700	54	875	9	—	—
Bank owned life insurance	(512)	(39)	(502)	(5)	(473)	(16)
Other, net	20	2	17	—	(99)	(3)

Provision (benefit) for income taxes	$(352)	(27)%	$(2,987)	(30)%	$1,205	40%

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$12,371	$10,831
Deferred loan fees	387	466
Premises and equipment	1,611	1,361
Interest on nonaccrual loans	1,018	341
Unrealized losses on investment securities available-for-sale	739	600
Interest rate derivative	519	—
Securities impairment	353	421
Foreclosed assets	686	598
Deferred compensation	56	25
Other	292	127

Gross deferred tax assets	18,032	14,770

Deferred tax liabilities:
Core deposit intangibles	82	133
FHLB stock dividends	169	194

Gross deferred tax liabilities	251	327

Net deferred tax assets	$17,781	$14,443

The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2010 and 2009 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. As of December 31, 2010, the Company had approximately $17.8 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company and for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the major losses incurred in 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2010.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

The following sets forth the deferred tax benefit (provision) related to other comprehensive income (in thousands):

	Years Ended December 31,
	2010	2009	2008
Accumulated gains (losses) on effective cash flow hedging derivatives	$(512)	$(22)	$—
Unrealized gains (losses) on investment securities:
Securities with OTTI charges during the period	(225)	(812)	(317)
Less: OTTI charges recognized in net income	(175)	(313)	(317)

Net unrealized losses on investment securities with OTTI	(50)	(499)	—
Unrealized gains (losses) arising during the period	170	870	(37)
Less: reclassification adjustment for gains (losses) realized in net income	244	439	33

Net unrealized gains (losses) on investment securities	(74)	431	(70)

Total comprehensive income (loss)	$(636)	$(90)	$(70)

11. Shareholders’ Equity

On September 16, 2010, the Company issued 954,000 shares of its common stock at $3.00 per share to an accredited investor in a private placement.  The purchase price of $3.00 per share was approved by the Board of Directors of the Company on August 27, 2010 and was based upon an amount equal to 110% of the average closing price per share of the Company's common stock on the NASDAQ Global Market for the 15 trading days ending on and including July 30, 2010.  The approximate $2.9 million in net proceeds was used by the Company for general corporate purposes.

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

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarters of 2010, but continued to defer the dividend payment from the second quarter of 2010.  The payment of future dividends paid by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

The Company paid no dividends during 2010.  The Company declared and paid dividends of $0.04 per share to the common shareholders of record for the three months ended March 31, 2009, and paid dividends declared of $0.04 per share to shareholders of record as of December 31, 2008, which were paid on January 15, 2009. The Company declared and paid dividends of $0.16 per share to the common shareholders of record during the year ended December 31, 2008 which included a dividend declared of $0.04 per share to shareholders of record as of December 31, 2007, which was paid on January 15, 2008. Preferred dividends paid for the years ended December 31, 2010 and 2009 were $1.70 million and $1.87 million, respectively.

12. Regulatory Matters

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of December 31, 2010, no dividends could be paid by the Company, or MetroBank and Metro United to the Parent without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, within 90 days after the effective date of the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% or risk-based capital of $38.5 million and total capital to total risk-weighted assets of at least 13% or risk-based capital of $42.0 million by December 31, 2010. As of December 31, 2010, Metro United's Tier 1 leverage ratio was 9.84% and its total risk-based capital ratio was 14.28%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it cannot be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order.  As an adequately capitalized institution, Metro United may not pay interest rates on deposits that are more than 75 basis points above the rate of the applicable market of Metro United as determined by the FDIC.  Additionally, neither MetroBank nor Metro United may accept, renew or roll over brokered deposits without prior approval of the OCC or the FDIC and CDFI, respectively.

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

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Company and the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

Although regulatory standards require the ratios stated below, as a result of the Order, by December 31, 2010, Metro United is required to achieve and maintain a leverage ratio at least 9.0% and a total risk-based capital ratio of at least 13.0%.  Due to the capital requirement within Metro United's Order, Metro United cannot be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeds the capital levels set forth in the Order.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$184,573	15.13%	$97,599	8.00%	N/A	N/A	%
MetroBank, N.A	133,737	14.92	71,727	8.00	89,658	10.00
Metro United Bank	46,141	14.28	25,840	8.00	32,300	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	169,087	13.86	48,799	4.00	N/A	N/A
MetroBank, N.A	122,366	13.65	35,863	4.00	53,795	6.00
Metro United Bank	42,031	13.01	12,920	4.00	19,380	6.00
Leverage ratio
MetroCorp Bancshares, Inc	169,087	10.75	62,893	4.00	N/A	N/A
MetroBank, N.A	122,366	10.64	46,003	4.00	57,503	5.00
Metro United Bank	42,031	9.84	17,089	4.00	21,361	5.00

As of December 31, 2009
Total risk-based capital ratio
MetroCorp Bancshares, Inc	$189,043	13.80%	$109,586	8.00%	N/A	N/A	%
MetroBank, N.A	138,342	14.01	79,012	8.00	98,766	10.00
Metro United Bank	48,625	12.74	30,537	8.00	38,171	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc	171,756	12.54	54,793	4.00	N/A	N/A
MetroBank, N.A	125,853	12.74	39,506	4.00	59,259	6.00
Metro United Bank	43,832	11.48	15,268	4.00	22,903	6.00
Leverage ratio
MetroCorp Bancshares, Inc	171,756	10.76	63,845	4.00	N/A	N/A
MetroBank, N.A	125,853	10.69	47,113	4.00	58,891	5.00
Metro United Bank	43,832	10.47	16,750	4.00	20,937	5.00

As of December 31, 2010 and 2009, $35.0 million in capital securities issued by MCBI Statutory Trust I were included in the Company’s Tier 1 capital for regulatory purposes and none were included in Tier 2 capital. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective on March 31, 2011. The new rules had no effect on the amount of trust preferred securities that the Company may include in its Tier 1 capital as of December 31, 2010.

13. 401(k) Profit Sharing Plan

The Company has established a defined contribution profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 100% of annual compensation with an annual dollar limit of $16,500, $22,000 and $20,500 per participant for the years ended December 31, 2010, 2009, and 2008, respectively. The Banks match each participant’s contributions to the Plan up to 5%, 4% and 5% of such participant’s salary for the years ended December 31, 2010, 2009 and 2008, respectively. MetroBank made contributions to the Plan of approximately $543,000, $445,000, and $630,000 during the years ended December 31, 2010, 2009, and 2008, respectively. Metro United made contributions to the Plan of approximately $160,000, $132,000 and $170,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

For the years ended December 31, 2010, 2009 and 2008, total stock-based compensation cost recognized in the Company’s Consolidated Statements of Operations was $349,000, $671,000 and $1.1 million, respectively.

Stock Incentive Plans. The Company has one active stock incentive plan, the 2007 Plan, under which the Company can issue shares of stock and stock options. Shares of stock may be issued under the plan from unissued common stock or treasury stock. Shares of stock were also issued under the 1998 Plan, which expired on December 16, 2008.

As amended on May 8, 2009, the 2007 Plan authorizes the issuance of up to 650,000 shares of Common Stock, and provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards or any combination of the foregoing. No more than 50,000 shares of stock may be subject to options or stock appreciation rights granted under the 2007 Plan to any one individual during any 12 month period. No more than 20,000 shares of stock may be granted under the 2007 Plan as a restricted stock award to any one individual during any 12 month period. Restricted stock may be granted with or without payment except to the extent required by law and awards are subject to performance or service restrictions as determined by the Compensation Committee. The recipient of restricted stock is entitled to voting rights and dividends on the common stock prior to the lapsing of the forfeiture restrictions with respect to such stock. As of December 31, 2010, there were 219,196 shares available for future grants under the 2007 Plan.

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

Stock Option Activity. The Company granted stock options to employees under both the 2007 Plan and the 1998 Plan. There were 30,000, 30,000, and 302,500 options granted during 2010, 2009, and 2008, respectively. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Assumptions	2010	2009	2008
Expected term (in years)	6.0	6.0	6.0
Expected stock price volatility	41.37%	39.26%	27.21%
Expected dividend yield	0.00%	0.00%	0.80%
Risk-free interest rate	2.11%	2.93%	3.33%

Estimated weighted average grant-date fair value per option granted	$1.09	$1.53	$3.70

A summary of activity for the Company’s stock options as of December 31, 2010 and the changes during the year then ended is presented below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2009	1,050,950	$13.83
Options granted	30,000	2.58
Options exercised	—	—
Options forfeited	(127,625)	11.81
Options expired	(7,500)	8.73

Outstanding options at December 31, 2010	945,825	$13.79	4.33	$—

Exercisable options at December 31, 2010	801,025	$14.57	3.67	$—

There was no exercise of stock options in 2010 and 2009. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0 and for 2008 was approximately $46,000.

As of December 31, 2010, compensation cost not yet recognized for unvested share-based awards was approximately $54,000, which is expected to be recognized over a weighted average period of 1.12 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $573,000, $927,000, and $845,000, respectively.

Restricted Stock Activity. The Company granted restricted stock to employees under the 2007 Plan. Compensation expense for restricted stock is measured based upon the number of shares granted multiplied by the difference of the stock price on the grant date less payment required, if any. Such expense is recognized in the Company’s Consolidated Statement of Operations.

The following table summarizes the Company’s restricted stock activity for 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	10,115	$14.72
Granted	110,000	3.18
Vested	(7,815)	15.32
Forfeited	(10,000)	3.21

Outstanding at December 31, 2010	102,300	3.39

As of December 31, 2010, compensation cost not yet recognized for unvested share-based awards was approximately $174,000, which is expected to be recognized over a weighted average period of 1.14 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $120,000, $184,000and $96,000. No shares were converted nor were there any share-based liabilities paid during 2010, 2009, and 2008.

15. Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of accumulated other comprehensive income (net of taxes) for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Gains (Loss) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Losses)
Balance December 31, 2008	$—	$—	$(910)	$(910)
Current-year change	(39)	(888)	731	(196)

Balance December 31, 2009	(39)	(888)	(179)	(1,106)
Current-year change	(910)	(89)	(131)	(1,130)

Balance December 31, 2010	$(949)	$(977)	$(310)	$(2,236)

16. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted stock can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options and restricted stock that are antidilutive are excluded from the earnings per share calculation. Stock options and restricted shares are antidilutive when the exercise price is higher than the current market price of the Company’s Common Stock. As of December 31, 2010, 2009 and 2008 there were 1,751,000, 1,803,000 and 331,000, respectively, of antidilutive common shares comprised of stock options and restricted stock which were excluded from the diluted shares calculation. The number of potentially dilutive common shares is determined using the treasury stock method. For earnings per common share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders.

Earnings per common share for the years ended December 31, 2010, 2009 and 2008 are calculated below (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Net income (loss) available to common shareholders	$(3,337)	$(9,371)	$1,835

Weighted average common shares in basic EPS	12,069	10,904	10,833
Effect of dilutive securities(1)	—	—	64

Weighted average common and potentially dilutive common shares used in diluted EPS	$12,069	$10,904	$10,897

Earnings (loss) per common share:
Basic	$(0.28)	$(0.86)	$0.17
Diluted	$(0.28)	$(0.86)	$0.17

(1)
For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders.

17. Off-Balance Sheet Activities

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2010 and 2009 were $64.0 million and $121.2 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2010 and 2009 were $10.2 million and $23.0 million, respectively. The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2010 and 2009 is presented below (in thousands):

	2010	2009
Unfunded loan commitments including unfunded lines of credit	$63,967	$121,166
Standby letters of credit	5,137	12,556
Commercial letters of credit	5,019	10,415
Operating leases	8,698	6,133

Total financial instruments with off-balance sheet risk	$82,821	$150,270

18. Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other liabilities in the consolidated balance sheet and in the net change in this financial statement line item in the consolidated statements of cash flows.

Interest Rate Derivatives. During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  (See Note 8 “Junior Subordinated Debentures”.) Under the five-year swap contract, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.

The notional amount of the interest rate derivative contract outstanding at December 31, 2010 and 2009 was $17.5 million and the estimated fair value for the same periods was ($1.5 million) and ($61,000), respectively. The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the years ended December 31, 2010 and 2009 to interest rate derivatives designated as hedges of cash flows were as follows (in thousands):

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
Year ended December 31, 2010	Derivatives— effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives— effective portion recorded in OCI	Total change in OCI for year
Contract type
Interest rate swap	$—	$—	$—	$(910)	$(910)

Year ended December 31, 2009
Contract type
Interest rate swap	$—	$—	$—	$(39)	$(39)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts. The Company had no credit exposure relating to the interest rate swap at December 31, 2010. The amount of cash collateral posted by the Company related to derivative contracts was $2.1 million and $875,000 at December 31, 2010 and 2009.

19. Fair Value

Financial Instruments Measured at Fair Value

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

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and 2009, by caption on the consolidated balance sheets and by valuation hierarchy (as described above) (in thousands):

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies	$—	$111,601	$—	$111,601
Obligations of state and political subdivisions	—	4,371	—	4,371
Mortgage-backed securities and collateralized mortgage obligations			—
Government issued or guaranteed	—	45,384	—	45,384
Privately issued residential	—	1,230	—	1,230
Asset backed securities	—	178	—	178
Investment in CRA funds	12,942	—	—	12,942

Total available-for-sale securities	$12,942	$162,764	$—	$175,706

Derivative liabilities at December 31, 2010	$—	$(1,483)	$—	$(1,483)

Securities available-for-sale at December 31, 2009
U.S. Treasury and other U.S. government corporations and agencies	$—	$57,228	$—	$57,228
Obligations of state and political subdivisions	—	5,813	—	5,813
Mortgage-backed securities and collateralized mortgage obligations			—
Government issued or guaranteed	—	32,308	—	32,308
Privately issued residential	—	2,835	—	2,835
Asset backed securities	—	184	—	184

Total available-for-sale securities	$—	$98,368	$—	$98,368

Derivative liabilities at December 31, 2009	$—	$(61)	$—	$(61)

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

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of December 31, 2010 and 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010		Losses
	Level 2	Level 3	Year ended December 31, 2010
Assets
Goodwill	$-	$17,327	$2,000
Foreclosed assets (1)	-	19,956	3,996
Impaired loans (2)	7,121	-	455

	As of December 31, 2009		Losses
	Level 2	Level 3	Year ended December 31, 2009
Assets
Goodwill	$-	$19,327	$2,500
Foreclosed assets (1)	-	22,291	1,577
Impaired loans (2)	11,585	400	1,221

(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2) Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments for the years ended December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$151,725	$151,725	$108,093	$108,093
Investment securities available-for-sale	175,706	175,706	98,368	98,368
Investment securities held-to-maturity	4,045	4,167	4,044	4,352
Other investments	6,925	6,925	21,577	21,577
Loans held-for-investment, net	1,110,553	990,818	1,244,594	1,133,959
Cash value of bank owned life insurance	29,988	29,988	28,526	28,526
Accrued interest receivable	4,682	4,682	5,161	5,161

Financial Liabilities
Deposits
Transaction accounts	707,000	707,000	705,987	705,987
Time deposits	587,184	586,342	658,180	659,296

Total deposits	1,294,184	1,293,342	1,364,167	1,365,283

Other borrowings	56,804	59,028	25,513	27,429
Junior subordinated debentures	36,083	36,083	36,083	37,883
Interest rate derivative	1,483	1,483	61	61
Accrued interest payable	447	447	625	625

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	179	—	224
Standby letters of credit	—	13	—	16
Commercial letters of credit	—	—	—	—

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

Leases

The Company leases certain branch premises and equipment under operating leases, which expire between 2011 through 2018. The Company incurred rental expense of $2.4 million, $1.6 million, and $2.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively, under these lease agreements. Future minimum lease payments at December 31, 2010 due under these lease agreements are as follows (in thousands):

Year	Amount
2011	$2,073
2012	1,686
2013	1,520
2014	1,480
2015	1,184
Thereafter	755

$8,698

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

The following is a summary of selected operating segment information as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	As of and for the year ended December 31, 2010
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$56,991	$20,396	$64	$77,451
Interest expense	13,602	4,726	2,091	20,419

Net interest income	43,389	15,670	(2,027)	57,032
Provision for loan losses	12,850	4,728	—	17,578

Net interest income after provision for loan losses	30,539	10,942	(2,027)	39,454
Noninterest income	8,529	358	(1,324)	7,563
Noninterest expense	34,968	13,198	130	48,296

Income (loss) before income tax provision	4,100	(1,898)	(3,481)	(1,279)
Provision (benefit) for income taxes	880	(61)	(1,171)	(352)

Net income (loss)	$3,220	$(1,837)	$(2,310)	$(927)

Assets	$1,150,216	$410,522	$(2,153)	$1,558,585
Net loans	792,732	317,821	—	1,110,553
Goodwill	—	17,327	—	17,327
Deposits	986,096	317,946	(9,858)	1,294,184

(1)Other includes the Parent and eliminations of transactions between segments.

	As of and for the year ended December 31, 2009
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$64,041	$22,230	$63	$86,334
Interest expense	20,463	8,488	2,090	31,041

Net interest income	43,578	13,742	(2,027)	55,293
Provision for loan losses	19,638	6,075	—	25,713

Net interest income after provision for loan losses	23,940	7,667	(2,027)	29,580
Noninterest income	9,023	419	(1,273)	8,169
Noninterest expense	33,640	13,945	223	47,808

Income (loss) before income tax provision	(677)	(5,859)	(3,523)	(10,059)
Provision (benefit) for income taxes	(517)	(1,430)	(1,040)	(2,987)

Net income (loss)	$(160)	$(4,429)	$(2,483)	$(7,072)

Assets	$1,117,234	$475,904	$(3,590)	$1,589,548
Net loans	892,545	352,049	—	1,244,594
Goodwill	—	19,327	—	19,327
Deposits	958,242	412,632	(6,707)	1,364,167

(1)Other includes the Parent and eliminations of transactions between segments.

	As of and for the year ended December 31, 2008
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$71,699	$25,266	$65	$97,030
Interest expense	26,949	11,599	2,183	40,731

Net interest income	44,750	13,667	(2,118)	56,299
Provision for loan losses	11,109	5,540	—	16,649

Net interest income after provision for loan losses	33,641	8,127	(2,118)	39,650
Noninterest income	7,303	474	(1,312)	6,465
Noninterest expense	31,806	10,283	986	43,075

Income before income tax provision	9,138	(1,682)	(4,416)	3,040
Provision for income taxes	2,885	(507)	(1,173)	1,205

Net income	$6,253	$(1,175)	$(3,243)	$1,835

Assets	$1,153,152	$429,128	$(2,042)	$1,580,238
Net loans	955,270	366,543	—	1,321,813
Goodwill	—	21,827	—	21,827
Deposits	954,598	318,637	(4,082)	1,269,153
(1) Other includes the Parent and eliminations of transactions between segments.

22. Supplemental Statement of Cash Flow Information

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash payments during the year for:
Interest	$20,597	$31,695	$41,179
Income taxes	3,675	838	6,748
Noncash investing and financing activities:
Issuance of restricted shares of common stock	349	—	—
Dividends accrued not paid on preferred stock	853	287	—
Dividends declared not paid on common stock	—	—	434
Foreclosed assets acquired	22,058	32,820	5,050
Loans originated to finance foreclosed assets	3,955	3,760	—
Securities in-kind redemption	—	—	10,494

23. Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2010	2009
Assets
Cash and due from subsidiary banks	$5,940	$1,641
Investment in subsidiary trust	1,083	1,083
Investment in bank subsidiaries	189,437	188,283
Other assets	774	624

Total assets	$197,234	$191,631

Liabilities and Shareholders’ Equity
Accrued interest payable	$54	$87
Junior subordinated debentures	36,083	36,083
Other borrowings	1,000	—
Other liabilities	1,330	155

Total liabilities	38,467	36,325

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 and shares issued and outstanding at December 31, 2010 and 2009	45,427	44,718
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,230,315 and 10,994,965 shares issued and 13,230,315 shares and 10,926,315 shares outstanding at December 31, 2010 and 2009, respectively	13,230	10,995
Additional paid-in-capital	33,178	29,114
Retained earnings	69,168	72,505
Other comprehensive loss	(2,236)	(1,106)
Treasury stock, at cost	—	(920)

Total shareholders’ equity	158,767	155,306

Total liabilities and shareholders’ equity	$197,234	$191,631

Condensed Statements of Operations
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Income
Interest income on deposits	$4	$1	$3
Dividends received from subsidiary trust	60	62	62
Dividends received from bank subsidiaries	—	2,000	5,234

Total income	64	2,063	5,299

Expenses
Interest expense on junior subordinated debentures	2,047	2,079	2,079
Interest expense on subordinated debentures	44	11	104
Stock-based compensation expense	3	554	1,154
Other expenses	1,451	934	1,136

Total expenses	3,545	3,578	4,473

Income (loss) before taxes and equity in undistributed net income (loss) of subsidiaries	(3,481)	(1,515)	826
Income tax benefit	1,171	1,040	1,172

Income (loss) before equity in undistributed net income of subsidiaries	(2,310)	(475)	1,998
Equity in undistributed net income (distributions in excess of earnings) of subsidiaries	1,383	(6,597)	(163)

Net income (loss)	$(927)	$(7,072)	$1,835

Dividends—preferred stock	(2,410)	(2,299)	—

Net income (loss) available to common shareholders	$(3,337)	$(9,371)	$1,835

Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income (loss)	$(927)	$(7,072)	$1,835
Stock-based compensation expense	363	551	1,128
Distributions in excess of earnings (equity in undistributed earnings of subsidiaries)	(1,383)	6,597	163
Decrease (increase) in other assets	(24)	23	(53)
Decrease in other liabilities	72	(92)	(26)

Net cash provided by (used in) operating activities	(1,899)	7	3,047

Cash flow from investment activities:
Investment in bank subsidiaries	—	(37,500)	(9,300)

Net cash used in investing activities	—	(37,500)	(9,300)

Cash flow from financing activities:
Proceeds from issuance of unsecured debt and subordinated debentures	1,000	—	4,000
Repayment of subordinated debentures	—	(4,000)	—
Proceeds from issuance of preferred stock with common stock warrant	—	45,000	—
Proceeds from issuance of common stock	6,899	—	—
Re-issuance of treasury stock	—	169	723
Cash dividends paid on preferred stock	(1,701)	(1,870)	—
Cash dividends paid on common stock	—	(869)	(1,733)

Net cash provided by (used in) financing activities	6,198	38,430	2,990

Net increase (decrease) in cash and cash equivalents	4,299	937	(3,263)
Cash and cash equivalents at beginning of year	1,641	704	3,967

Cash and cash equivalents at end of year	$5,940	$1,641	$704

Dividends declared but not paid	$—	$—	$434

24. Related Party Transactions

In the ordinary course of business, the Company enters into transactions with its and the Banks’ executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2010 and 2009, certain of these officers and directors and their affiliated companies were indebted to the Company in the aggregate amount of approximately $91,000 and $149,000, respectively.

The following is an analysis of activity for the years ended December 31, 2010 and 2009 for such amounts (in thousands):

	2010	2009
Balance at January 1,	$149	$149
New loans and advances	91	—
Repayments	(149)	—

Balance at December 31,	$91	$149

In addition, as of December 31, 2010 and 2009, the Company held demand and other deposits for related parties of approximately $5.8 million and $6.8 million, respectively.

The Company’s Chairman is a principal shareholder and the Chairman of the Board of New Era Life Insurance Company (New Era). MetroBank had nine commercial real estate loan participations with New Era as of December 31, 2010, and ten as of December 31, 2009. These loans were originated by and are being serviced by MetroBank. As of December 31, 2010, seven of the loans are contractually current on their payments, one real estate loan in the amount of $10.1 million is 90 days or more past due and one real estate loan in the amount of $3.1 million has been transferred to other real estate. The following is an analysis of these loans as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Gross balance	$66,543	$68,111
Less: participation portion sold to New Era	(28,452)	(32,322)

Net balance outstanding	$38,091	$35,789

With the exception of the $3.1 million loan transferred to other real estate, $30.7 million of the loans have interest rates ranging from 3.75% to 7.25% and the remaining $32.8 million in loans have interest rates which float with the prime rate. With the exception of the loan transferred to other real estate, the loans mature between March 2011 and December 2013. The percent of the participation portions sold to New Era varies from 16.67% to 76.00%.

Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The controlling shareholder of Gaumnitz, Inc. is a major shareholder of the Company. The lease agreements covering the different areas comprising the Company’s headquarters have lease commencement dates of December 2010, at a net rent of $47,000 per month, and expiration dates in December 2015. The lease agreement for MetroBank’s Bellaire branch commenced on December 29, 2006 at a total rent of $12,000 per month and expires in December 2011. For these respective lease agreements, the Company paid Gaumnitz, Inc. $704,000, $704,000 and $698,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

In February 2010, the Company issued a promissory note to each of the Company's Chairman of the Board and an affiliate of one of the Company's 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes, as amended in January 2011, mature February 10, 2012 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010.  The proceeds from issuance of the promissory notes were used for general corporate purposes.

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

10.4†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.5†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.6†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.7†	Employment Agreement between the Company and George M. Lee dated January 26, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 1, 2007).

10.8†
First Amendment to the Employment Agreement between the Company and George M. Lee dated as of December 31, 2008 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 6, 2009).

Exhibit Number(1)	Description

10.9†
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

10.11	Form of Waiver, executed by each of George M. Lee, David C. Choi and David Tai (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

10.12†
Form of Executive Compensation Letter Agreement, executed by each of George M. Lee, David C. Choi and David Tai (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2009).

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