Form 10-Q
period 2011-03-31
MetroCorp Bancshares, Inc.
filed 2011-05-11
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 29, 2011, the number of outstanding shares of Common Stock was 13,297,815

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$22,984	$21,406
Federal funds sold and other short-term investments	175,254	130,319
Total cash and cash equivalents	198,238	151,725
Securities available-for-sale, at fair value	118,468	134,369
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	40,100	41,337
Total securities available-for-sale	158,568	175,706
Securities held-to-maturity (fair value $4,202 and $4,167 at March 31, 2011 and December 31, 2010, respectively)	4,045	4,045
Other investments	6,817	6,925
Loans, net of allowance for loan losses of $31,883 and $33,757, respectively	1,064,324	1,110,553
Accrued interest receivable	4,420	4,682
Premises and equipment, net	5,203	5,377
Goodwill	17,327	17,327
Core deposit intangibles	181	202
Deferred tax asset, net	17,708	17,781
Customers' liability on acceptances	5,019	4,708
Foreclosed assets, net	16,529	19,956
Cash value of bank owned life insurance	30,347	29,988
Prepaid FDIC assessment	6,766	7,610
Other assets	2,359	2,000
Total assets	$1,537,851	$1,558,585

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$237,413	$223,105
Interest-bearing	1,033,750	1,071,079
Total deposits	1,271,163	1,294,184
Junior subordinated debentures	36,083	36,083
Other borrowings	56,544	56,804
Accrued interest payable	420	447
Acceptances outstanding	5,019	4,708
Other liabilities	8,166	7,592
Total liabilities	1,377,395	1,399,818
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	45,462	45,427
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,297,815 and 13,230,315 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	13,298	13,230
Additional paid-in-capital	33,535	33,178
Retained earnings	70,689	69,168
Accumulated other comprehensive loss	(2,528)	(2,236)
Total shareholders' equity	160,456	158,767
Total liabilities and shareholders' equity	$1,537,851	$1,558,585

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Interest income:
Loans	$16,002	$19,186
Securities:
Taxable	1,228	790
Tax-exempt	98	121
Other investments	42	75
Federal funds sold and other short-term investments	81	56
Total interest income	17,451	20,228
Interest expense:
Time deposits	2,226	3,346
Demand and savings deposits	920	1,621
Junior subordinated debentures	324	520
Other borrowings	281	239
Total interest expense	3,751	5,726
Net interest income	13,700	14,502
Provision for loan losses	330	7,898
Net interest income after provision for loan losses	13,370	6,604
Noninterest income:
Service fees	1,056	1,039
Loan-related fees	97	95
Letters of credit commissions and fees	184	199
Loss on securities transactions, net	(50)	(14)
Total other-than-temporary-impairment (“OTTI”) on securities	(105)	(186)
Less: Noncredit portion of “OTTI”	(17)	(85)
Net impairments on securities	(88)	(101)
Other noninterest income	460	386
Total noninterest income	1,659	1,604
Noninterest expenses:
Salaries and employee benefits	5,245	5,450
Occupancy and equipment	1,802	1,961
Foreclosed assets, net	675	837
FDIC assessment	861	811
Goodwill impairment	–	2,000
Other noninterest expense	3,180	1,971
Total noninterest expenses	11,763	13,030

Income (loss) before provision (benefit) for income taxes	3,266	(4,822)
Provision (benefit) for income taxes	1,140	(1,444)
Net income (loss)	$2,126	$(3,378)

Dividends and discount – preferred stock	(605)	(598)
Net income (loss) available to common shareholders	$1,521	$(3,976)

Earnings (loss) per common share:
Basic	$0.12	$(0.36)
Diluted	$0.12	$(0.36)
Weighted average common shares outstanding:
Basic	13,136	10,918
Diluted	13,205	10,918
Dividends per common share	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010

Net income (loss)	$2,126	$(3,378)
Other comprehensive income (loss), net of tax:

Change in accumulated gain (loss) on effective cash flow hedging derivatives	149	(245)

Unrealized losses on investment securities, net of tax:
Securities with OTTI charges during the period	(67)	(119)
Less: OTTI charges recognized in net income	(56)	(65)
Net unrealized losses on investment securities with OTTI	(11)	(54)

Unrealized holding (losses) gains arising during the period	(462)	759
Less: reclassification adjustment for losses included in net income	(32)	(9)
Net unrealized (losses) gains on investment securities	(430)	768

Other comprehensive income (loss)	(292)	469
Total comprehensive income (loss)	$1,834	$(2,909)

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income
	Shares	At par	Shares	At par	capital	earnings	(loss)	Total
Balance at December 31, 2010	45	$45,427	13,230	$13,230	$33,178	$69,168	$(2,236)	$158,767
Issuance of common stock	–	–	68	68	329	–	–	397
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	28	–	–	28
Net income	–	–	–	–	–	2,126	–	2,126
Amortization of preferred stock discount	–	35	–	–	–	(35)	–	–
Other comprehensive loss	–	–	–	–	–	–	(292)	(292)
Dividends – preferred stock	–	–	–	–	–	(570)	–	(570)
Balance at March 31, 2011	45	$45,462	13,298	$13,298	$33,535	$70,689	$(2,528)	$160,456

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$2,126	$(3,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	363	429
Provision for loan losses	330	7,898
Impairment on securities	88	101
Impairment on goodwill	–	2,000
Loss on securities transactions, net	50	14
Loss on sale of foreclosed assets	144	392
Gain on sale of premises and equipment	–	(5)
Amortization of premiums and discounts on securities	7	(2)
Amortization of deferred loan fees and discounts	(301)	(311)
Amortization of core deposit intangibles	21	32
Stock-based compensation	28	73
Change in:
Accrued interest receivable	262	44
Other assets	845	(2,827)
Accrued interest payable	(27)	1
Other liabilities	723	1,713
Net cash provided by operating activities	4,659	6,174

Cash flows from investing activities:
Purchases of securities available-for-sale	(103)	(723)
Purchases of other investments	(1)	(23)
Proceeds from sales of securities available-for-sale	106	–
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	16,301	6,782
Proceeds from sales and maturities of other investments	108	4,271
Net change in loans	40,001	4,860
Proceeds from sales of foreclosed assets	9,482	950
Proceeds from sales of premises and equipment	–	5
Purchases of premises and equipment	(189)	(560)
Net cash provided by investing activities	65,705	15,562

Cash flows from financing activities:
Net change in:
Deposits	(23,021)	2,345
Other borrowings	(260)	704
Cash dividends paid on preferred stock	(570)	(563)
Net cash provided by (used in) financing activities	(23,851)	2,486

Net increase in cash and cash equivalents	46,513	24,222
Cash and cash equivalents at beginning of period	151,725	108,093
Cash and cash equivalents at end of period	$198,238	$132,315

Supplemental information:

Interest paid	$3,777	$5,725
Income taxes paid	–	–
Noncash investing and financing activities:
Dividends accrued not paid on preferred stock	570	287
Foreclosed assets acquired	6,199	6,037
Loans originated to finance foreclosed assets	115	450

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain items in prior financial statements have been reclassified to conform to the 2011 presentation, with no impact on the balance sheet, net income (loss), shareholders’ equity, or cash flows.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2011
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$99,319	$115	$(2,218)	$-	$97,216
Obligations of state and political subdivisions	4,354	93	(5)	-	4,442
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	42,679	405	(420)	-	42,664
Privately issued residential	1,298	330	(32)	(508)	1,088
Asset backed securities	304	63	-	(207)	160
Equity Securities
CRA funds	13,314	-	(316)	-	12,998
Total available-for-sale securities	$161,268	$1,006	$(2,991)	$(715)	$158,568

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$157	$-	$-	$4,202
Total held-to-maturity securities	$4,045	$157	$-	$-	$4,202

Other investments
FHLB/Federal Reserve Bank stock(1)	$5,734	$-	$-	$-	$5,734
Investment in subsidiary trust(1)	1,083	-	-	-	1,083
Total other investments	$6,817	$-	$-	$-	$6,817

	As of December 31, 2010
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$112,959	$196	$(1,554)	$-	$111,601
Obligations of state and political subdivisions	4,356	57	(42)	-	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	45,285	476	(377)	-	45,384
Privately issued residential	1,564	289	(65)	(558)	1,230
Asset backed securities	342	67	-	(231)	178
Equity Securities
CRA funds	13,210	-	(268)	-	12,942
Total available-for-sale securities	$177,716	$1,085	$(2,306)	$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$122	$-	$-	$4,167
Total held-to-maturity securities	$4,045	$122	$-	$-	$4,167

Other investments
FHLB/Federal Reserve Bank stock(1)	5,842	-	-	-	5,842
Investment in subsidiary trust(1)	1,083	-	-	-	1,083
Total other investments	$6,925	$-	$-	$-	$6,925

(1) Represents securities with limited marketability and are carried at cost.

The following table displays the gross unrealized losses and fair value of securities available for sale as of March 31, 2011 for which OTTI has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held to maturity in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$77,122	$(2,218)	$-	$-	$77,122	$(2,218)
Obligations of state and political subdivisions	711	(5)	-	-	711	(5)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	22,204	(420)	-	-	22,204	(420)
Privately issued residential	-	-	272	(32)	272	(32)
Investment in CRA funds	12,998	(316)	-	-	12,998	(316)
Total securities	$113,035	$(2,959)	$272	$(32)	$113,307	$(2,991)

	December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$77,784	$(1,554)	$-	$-	$77,784	$(1,554)
Obligations of state and political subdivisions	2,220	(42)	-	-	2,220	(42)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	22,674	(377)	-	-	22,674	(377)
Privately issued residential	-	-	398	(65)	398	(65)
Investment in CRA funds	12,942	(268)	-	-	12,942	(268)
Total securities	$115,620	$(2,241)	$398	$(65)	$116,018	$(2,306)

As of March 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $3.0 million of unrealized losses is temporary and the remaining $715,000 of OTTI represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table represents the impairment activity related to debt securities (in thousands):

Impairment related to credit losses	Three months ended March 31, 2011	Three months ended March 31, 2010

Beginning balance at beginning of period	$1,600	$1,291
Addition of OTTI that was not previously recognized	-	-
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	-	-
Transfers from AOCI to OTTI related to credit losses	88	101
Reclassifications from OTTI to realized losses	(199)	-
Ending balance at end of period	$1,489	$1,392

For the three months ended March 31, 2011, the Company recognized credit-related losses of $72,000 on 5 non-agency residential mortgage-backed securities and $16,000 on one asset-backed security. The noncredit portion of these impairments of $17,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive income (loss) for the three months ended March 31, 2011.

To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive income (loss).

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales or transfers of held-to-maturity securities.

	Three Months Ended March 31,
	2011	2010
Amortized cost	$173	$-
Proceeds	106	-
Gross realized gains	-	-
Gross realized losses	(67)	-

At March 31, 2011, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
Within two to five years	14,995	14,995	-	-
Within six to ten years	85,917	83,875	-	-
After ten years	3,065	2,948	4,045	4,202
Mortgage-backed securities and collateralized mortgage obligations	43,977	43,752	-	-
Total debt securities	$147,954	$145,570	$4,045	$4,202

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.	LOANS

The loan portfolio is classified by major type as follows:

	As of March 31, 2011		As of December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$344,768	31.39%	$349,891	30.52%
Real estate mortgage
Residential	38,923	3.54	38,667	3.37
Commercial	695,015	63.28	718,795	62.69
	733,938	66.82	757,462	66.06
Real estate construction
Residential	9,216	0.84	10,983	0.96
Commercial	3,713	0.34	24,291	2.12
	12,929	1.18	35,274	3.08
Consumer and other	6,735	0.61	3,928	0.34
Gross loans	1,098,370	100.00%	1,146,555	100.00%
Unearned discounts, interest and deferred fees	(2,163)		(2,245)
Total loans	1,096,207		1,144,310
Allowance for loan losses	(31,883)		(33,757)
Loans, net	$1,064,324		$1,110,553

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

March 31, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$344,768	$(1,098)	$1,040	$344,710
Real estate-mortgage	733,938	(1,036)	2,548	735,450
Real estate-construction	12,929	(19)	45	12,955
Consumer and other	6,735	(10)	8	6,733

Total	$1,098,370	$(2,163)	$3,641	$1,099,848

December 31, 2010	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$349,891	$(932)	$1,116	$350,075
Real estate-mortgage	757,462	(1,091)	2,653	759,024
Real estate-construction	35,274	(21)	94	35,347
Consumer and other	3,928	(201)	8	3,735

Total	$1,146,555	$(2,245)	$3,871	$1,148,181

Loan Origination/Risk Management

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limit. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $6 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Credit Officer, Chief Lending Officer, Senior Credit Officer, MetroBank’s Loan Committee, or the Director’s Credit Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies.

Commercial and Industrial Loans. Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include real estate, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which house their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral.

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. The Company also originates two to seven year balloon residential mortgage loans with a 15 to 30-year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio.

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

 Loan review process. In addition to MetroBank’s loan portfolio review by its internal loan review department and Metro United's loan portfolio review by an external third-party company, other ongoing reviews are performed by loan officers and involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer, and the Chief Credit Officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion on loan grades.

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs quarterly concentration analyses based on industries, collateral types and business lines. Findings are reported to the Director’s Loan Committee of MetroBank and the Directors’ Credit Committee of Metro United. Loan concentration reports based on type are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of March 31, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$297,845	$564,185	$3,437	$6,730	$872,197
7 - “Special Mention”/ “Watch”	10,093	25,733	-	-	35,826
8 - “Substandard”	36,772	145,295	9,518	3	191,588
9 -“Doubtful"	-	237	-	-	237

Total	$344,710	$735,450	$12,955	$6,733	$1,099,848

As of December 31, 2010	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$301,919	$563,003	$12,831	$3,732	$881,485
7 - “Special Mention”/ “Watch”	8,063	45,776	3,536	-	57,375
8 - “Substandard”	40,093	149,988	18,980	3	209,064
9 -“Doubtful"	-	257	-	-	257

Total	$350,075	$759,024	$35,347	$3,735	$1,148,181

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

Nonperforming Assets

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

A loan is considered impaired based on current information and events if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual basis for other loans.  The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Loans are classified as a troubled debt restructuring in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.

The Company requires that nonperforming assets be monitored by the special assets department or senior lenders for MetroBank, and the special asset team consisting of internal credit personnel with the assistance of third party consultants and attorneys for Metro United. All nonperforming assets are actively managed pursuant to the Company’s loan policy. Senior management is apprised on a weekly basis of the workout endeavors and provides assistance as necessary to determine the best strategy for problem loan resolution and maximizing repayment on nonperforming assets.

In addition to the Banks’ loan review process described in the preceding paragraphs, the Office of the Comptroller of the Currency (“OCC”) periodically examines and evaluates MetroBank, while the Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Institutions (“CDFI”) periodically examine and evaluate Metro United. Based upon such examinations, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of March 31, 2011	30-59 Days Past Due	60-89 Days ast Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$4,784	$660	$11,510	$16,954	$327,756	$344,710	$-
Real estate mortgage:
Residential	16	-	276	292	38,728	39,020	-
Commercial	16,759	15,773	29,027	61,559	634,871	696,430	-
Real estate construction:
Residential	-	-	-	-	9,225	9,225	-
Commercial	-	-	-	-	3,730	3,730	-
Consumer and other	6	-	3	9	6,724	6,733	-

Total	$21,565	$16,433	$40,816	$78,814	$1,021,034	$1,099,848	$-

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	March 31, 2011	December 31, 2010
Commercial and industrial	$14,629	$16,614
Real estate mortgage:
Residential	276	286
Commercial	51,210	48,592
Real estate construction:
Residential	—	196
Commercial	—	5,193
Consumer and other	3	3

Total	$66,118	$70,884

             The following table presents information regarding nonperforming assets at the dates indicated (in thousands):

	March 31, 2011	December 31, 2010
Nonaccrual loans (1)	$50,084	$50,985
Accruing loans 90 days or more past due (1)	—	334
Troubled debt restructurings – accruing (1)	133	1,314
Troubled debt restructurings – nonaccruing (1)	16,203	20,198
Other real estate (“ORE”)	16,529	19,956

Total nonperforming assets	$82,949	$92,787

(1) Represents the unpaid principal balance.

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at March 31, 2011 and  December 31, 2010, is presented below (in thousands):

As of March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$14,629	$14,676	$—	$16,325
Real estate mortgage:
Residential	276	276	—	284
Commercial	35,827	35,903	—	32,201
Real estate construction:
Residential	—	—	—	705
Commercial	—	—	—	4,205

Impaired loans with an allowance
Commercial and industrial	$133	$133	$1	$704
Real estate mortgage:
Residential	—	—	—	—
Commercial	15,389	15,429	746	13,038
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	619

Total:
Commercial and industrial	$14,762	$14,809	$1	$17,029
Real estate mortgage	51,492	51,608	746	45,523
Real estate construction	—	—	—	5,529

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330

Impaired loans with an allowance
Commercial and industrial	$98	$98	$57	$1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675

For the three months ended March 31, 2011 and 2010, interest income of $87,000 and $77,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

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

In setting the qualitative reserve portion of the allowance for loan losses, the factors the Company may consider include, but are not limited to, concentrations of credit, common characteristics of known problem loans, potential problem loans and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, changes in value of the collateral securing loans, results of portfolio stress tests, and changes in lending processes, procedures and personnel. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, management determines the appropriate allowance for loan loss level and makes the provision necessary to achieve that level. This methodology is consistently followed so that the level of the allowance for loan losses is reevaluated in response to changes in circumstances, economic conditions or other factors on an ongoing basis.

The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets.” Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are risk-rated as grade 8, and are those loans with well-defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are risk-rated as grade 9, and are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are risk-rated as grade 10 and are those loans which are charged off.

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

Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends described above. Management of both banks review and approve their respective allowance for loan losses and the reserve for unfunded lending commitments monthly and perform a comprehensive analysis quarterly, which is also presented for approval by each bank’s Board of Directors. The allowance for credit losses is also subject to federal and California State banking regulations. The Banks’ primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of and for the three months ended March 31, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,187	$22,016	$1,993	$195	$1,366	$33,757
Provision for loan losses	57	1,547	(1,697)	52	371	330
Charge-offs	(132)	(2,906)	—	(20)	—	(3,058)
Recoveries	107	11	716	20	—	854

Allowance for loan losses at end of period	$8,219	$20,668	$1,012	$247	$1,737	$31,883

Ending allowance for loan losses balance for loans individually evaluated for impairment	$1	$874	$—	$—		$875

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,218	$19,794	$1,012	$247		$29,271

Loans:
Recorded investment in loans	$344,710	$735,450	$12,955	$6,733		$1,099,848

Recorded investment in loans individually evaluated for impairment	$14,762	$51,492	$—	$3		$66,257

Recorded investment in loans collectively evaluated for impairment	$329,948	$683,958	$12,955	$6,730		$1,033,591

Changes in the allowance for loan losses are as follows:

As of and for the three months ended March 31, 2010
(Dollars in thousands)

Allowance for loan losses at beginning of period	$29,403
Provision for loan losses	7,898
Charge-offs	(2,793)
Recoveries	224
Allowance for loan losses at end of period	34,732

Reserve for unfunded lending commitments at beginning of period	1,043
Provision for unfunded lending commitments	(55)
Reserve for unfunded lending commitments at end of period	988

Allowance for credit losses	$35,720

4.	GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated below were as follows (in thousands):

	As of and for the three months ended March 31, 2011	As of and for the year ended December 31, 2010
Balance as of January 1
Goodwill	$21,827	$21,827
Accumulated impairment losses	(4,500)	(2,500)
	17,327	19,327
Impairment losses	—	(2,000)
Balance as of end of period	$17,327	$17,327

Accumulated impairment losses	$(4,500)	$(4,500)

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

Due to the staleness of the bank transaction multiples and fluctuations in market capitalization of peer banks used in the market methods, management relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step-one impairment test failed, the Company performed the step-two analysis to derive the implied fair value of goodwill.

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

In the step-two analysis, the estimated implied fair value of Metro United goodwill as of August 31, 2010 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date.

First Quarter Evaluation

As of March 31, 2011, the Company’s stock price, although improved significantly during the first quarter of 2011, continued to trade below the book value per share; therefore, an additional goodwill impairment test was done. Under the discounted cash flow method, the Company used an average growth rate of 5.7% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $9 million greater than carrying value, an 11% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $10.2 million less than carrying value.

The Company also considered the fair value of Metro United in relation to the Company’s stock price and performed reconciliation to the market price. This reconciliation was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

The derived fair value of Metro United was compared to the carrying value of its equity. As the carrying value at the evaluation date exceeded the fair value and failed the step-one impairment test, the Company performed the step-two goodwill impairment test.  In the step-two analysis, the estimated fair value of Metro United as of March 31, 2011 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, therefore resulting in additional impairment of the goodwill. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment. Assuming all other assumptions stay the same, a 65% decline in stock price from the 15-day average price ending on March 31, 2011 of $6.57 could potentially result in a material impairment of goodwill. Alternatively, an increase in the fair value of Metro United's loans without corresponding increase in the Company’s stock price could potentially result in a material impairment of goodwill.

Goodwill impairment if any is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

5.	EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  As of March 31, 2011 and 2010, there were 1,345,780 and 1,806,929 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$1,521	$(3,976)

Weighted average common shares in basic EPS	$13,136	$10,918
Effect of dilutive securities	69	—
Weighted average common and potentially dilutive
common shares used in diluted EPS	$13,205	$10,918

Income (loss) per common share:
Basic	$0.12	$(0.36)
Diluted	$0.12	$(0.36)

6.	COMMITMENTS AND CONTINGENCIES

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2011 and December 31, 2010 is presented below:

	As of March 31, 2011	As of December 31, 2010
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$77,293	$63,967
Standby letters of credit	7,145	5,137
Commercial letters of credit	9,592	5,019
Operating leases	8,999	8,698
Total financial instruments with off-balance sheet risk	$103,029	$82,821

Litigation. The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, results of operations or cash flows.

7.	SHAREHOLDERS’ EQUITY

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

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock, but continued to defer the one dividend payment from the second quarter of 2010.  The payment of future dividends paid by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

The Company paid no dividends for the three months ended March 31, 2011 and 2010.  Preferred dividends paid for the three months ended March 31, 2011 and 2010 were $570,000 and $563,000, respectively.

8.	REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of March 31, 2011, no dividends could be paid by the Company, or by MetroBank and Metro United to the Company without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

On August 10, 2009, MetroBank entered into a written agreement (the “Agreement”) with the OCC. The Agreement is based on the findings of the OCC during the annual on-site examination of MetroBank performed in the first quarter of 2009 and is primarily focused on matters related to MetroBank’s asset quality. Pursuant to the Agreement, the Board of Directors of MetroBank has appointed a compliance committee to monitor and coordinate MetroBank’s performance under the Agreement. The Agreement provides for, among other things, the development and implementation of written programs to reduce MetroBank’s credit risks, monitor and reduce the level of criticized assets and manage commercial real estate loan concentrations in light of current adverse commercial real estate market conditions generally and in its market areas. During and since the completion of the examination, management of MetroBank has proactively made adjustments to policies and procedures in an effort to alleviate the effects of the credit challenge caused by the economic deterioration and market conditions generally and in its market areas.

 On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order ("Stipulation") with the FDIC and the CDFI.  Pursuant to the Stipulation, Metro United has consented to the issuance of a Consent Order ("Order") by the FDIC and CDFI, also effective as of July 22, 2010.  The Order is based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009.  The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United's operations that warrant improvement and requires the submission of plans for making those improvements. The Order imposes no fines or penalties on Metro United.

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, pursuant to the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of March  31, 2011, Metro United's Tier 1 leverage ratio was 10.90% and its total risk-based capital ratio was 15.39%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

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

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2011, that the Company and the Banks met all capital adequacy requirements to which they were subject.

 As of March 31, 2011, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

Although regulatory standards require the ratios stated below, as a result of the Order, Metro United is required to maintain a leverage ratio at least 9.0% and a total risk-based capital ratio of at least 13.0%.  Due to the capital requirement within Metro United's Order, Metro United cannot be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeds the capital levels set forth in the Order.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$187,272	16.11%	$92,998	8.00%	$	N/A	N/A	%
MetroBank, N.A.	136,173	15.89	68,540	8.00		85,675	10.00
Metro United Bank	46,924	15.39	24,398	8.00		30,498	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	172,506	14.84	46,499	4.00		N/A	N/A
MetroBank, N.A.	125,282	14.62	34,270	4.00		51,405	6.00
Metro United Bank	43,058	14.12	12,199	4.00		18,299	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	172,506	11.39	60,601	4.00		N/A	N/A
MetroBank, N.A.	125,282	11.16	44,904	4.00		56,130	5.00
Metro United Bank	43,058	10.90	15,805	4.00		19,756	5.00
As of December 31, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$184,573	15.13%	$97,599	8.00%	$	N/A	N/A	%
MetroBank, N.A.	133,737	14.92	71,727	8.00		89,658	10.00
Metro United Bank	46,141	14.28	25,840	8.00		32,300	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	169,087	13.86	48,799	4.00		N/A	N/A
MetroBank, N.A.	122,366	13.65	35,863	4.00		53,795	6.00
Metro United Bank	42,031	13.01	12,920	4.00		19,380	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	169,087	10.75	62,893	4.00		N/A	N/A
MetroBank, N.A.	122,366	10.64	46,003	4.00		57,503	5.00
Metro United Bank	42,031	9.84	17,089	4.00		21,361	5.00

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of and changes in each component of accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2011 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(949)	$(977)	$(310)	$(2,236)
Current period change	149	(11)	(430)	(292)

Balance March 31, 2011	$(800)	$(988)	$(740)	$(2,528)

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative positions outstanding is included in other liabilities in the accompanying condensed consolidated balance sheets and in the net change in this financial statement line item in the accompanying condensed consolidated statements of cash flows.

Interest Rate Derivatives. During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap contract, beginning in December 2010, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements, which began in March 2011.

The notional amount of the interest rate derivative contract outstanding at March 31, 2011 and December 31, 2010 was $17.5 million, and  the estimated fair value at March 31, 2011 and December 31, 2010 was ($1.2 million) and ($1.5 million), respectively.  The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Three months ended March 31, 2011	$—	$—	$—	$149	$149
Interest rate swap

Three months ended March 31, 2010
Interest rate swap	$—	$—	$—	$(245)	$(245)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at March 31, 2011.  The amount of cash collateral posted by the Company related to derivative contracts was $2.1 million at March 31, 2011.

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

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011				For the three months ended March 31, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$13,062	$4,383	$6	$17,451	$14,834	$5,378	$16	$20,228
Total interest expense	2,571	844	336	3,751	3,617	1,582	527	5,726
Net interest income	10,491	3,539	(330)	13,700	11,217	3,796	(511)	14,502
Provision for loan losses	300	30	─	330	3,600	4,298	─	7,898
Net interest income after provision for loan losses	10,191	3,509	(330)	13,370	7,617	(502)	(511)	6,604
Noninterest income	1,913	77	(331)	1,659	1,821	99	(316)	1,604
Noninterest expenses	9,002	2,717	44	11,763	7,759	5,255	16	13,030
Income (loss) before income tax provision	3,102	869	(705)	3,266	1,679	(5,658)	(843)	(4,822)
Provision (benefit) for income taxes………	994	382	(236)	1,140	339	(1,533)	(250)	(1,444)
Net income (loss)	$2,108	$487	$(469)	$2,126	$1,340	$(4,125)	$(593)	$(3,378)

	As of March 31, 2011					March 31, 2010
	MetroBank	Metro United	Other		Consolidated Company	MetroBank	Metro United	Other		Consolidated Company
	(Dollars in thousands)
Net loans	$766,996	$297,328	$	─	$1,064,324	$879,862	$346,248	$	─	$1,226,110
Total assets	1,127,497	412,746		(2,392)	1,537,851	1,137,463	463,210		(3,743)	1,596,930
Deposits	960,497	320,201		(9,535)	1,271,163	970,334	403,445		(7,267)	1,366,512

12.	FAIR VALUE

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at March 31, 2011 and December 31, 2010:

	Fair Value Measurements, using
	(In thousands)
March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$97,216	$–	$97,216
Obligations of state and political subdivisions	–	4,442	–	4,442
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	–	42,664	–	42,664
Privately issued residential	–	1,088	–	1,088
Asset backed securities	–	160	–	160
Investment in CRA funds	12,998	–	–	12,998
Total available-for-sale securities	12,998	145,570	–	158,568
Total assets measured at fair value on a recurring basis	$12,998	$145,570	$–	$158,568

Derivative liabilities
Interest rate swap	$–	$(1,250)	$–	$(1,250)

December 31, 2010
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$111,601	$–	$111,601
Obligations of state and political subdivisions	–	4,371	–	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	–	45,384	–	45,384
Privately issued residential	–	1,230	–	1,230
Asset backed securities	–	178	–	178
Investment in CRA funds	12,942	—	–	12,942
Total available-for-sale securities	$12,942	$162,764	$–	$175,706

Derivative liabilities
Interest rate swap	$–	$(1,483)	$–	$(1,483)

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

 Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of March 31, 2011 and December 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at March 31, 2011 and December 13, 2010 (in thousands):

	As of March 31, 2011
	Level 2	Level 3
Assets
Goodwill	$-	$17,327
Foreclosed assets	-	16,529
Impaired loans (1)	15,136	-

	As of December 31, 2010
	Level 2	Level 3
Assets
Goodwill	$-	$17,327
Foreclosed assets	-	19,956
Impaired loans (1)	7,121	-

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation allowance.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 related to assets held at those dates (in thousands):

	Three months ended March 31,
	2011	2010
Losses related to:
Goodwill	$-	$2,000
Foreclosed assets (1)	191	520
Impaired loans (2)	1,596	40

(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2) Losses on impaired loans represent charge-offs which are netted against the allowance for loan losses.

 Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011		As of December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$198,238	$198,238	$151,725	$151,725
Investment securities available-for-sale	158,568	158,568	175,706	175,706
Investment securities held-to-maturity	4,045	4,202	4,045	4,167
Other investments	6,817	6,817	6,925	6,925
Loans held-for-investment, net	1,064,324	961,155	1,110,553	990,818
Cash value of bank owned life insurance	30,347	30,347	29,988	29,988
Accrued interest receivable	4,420	4,420	4,682	4,682

Financial Liabilities
Deposits
Transaction accounts	701,712	701,712	707,000	707,000
Time deposits	569,451	566,594	587,184	586,342
Total deposits	1,271,163	1,268,306	1,294,184	1,293,342
Other borrowings	56,544	58,812	56,804	59,028
Junior subordinated debentures	36,083	36,083	36,083	36,083
Interest rate derivative	1,250	1,250	1,483	1,483
Accrued interest payable	420	420	447	447

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	384	—	179
Standby letters of credit	—	10	—	13
Commercial letters of credit	—	—	—	—

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

Loans. The fair value of loans originated by the Banks is estimated by discounting the expected future cash flows using the current interest rates at which similar loans with similar terms would be made. The presence of floors on a large portion of the variable rate loans has supported the yields above current market levels and is the key factor causing the fair value of the variable rate loans with floors to exceed the book value. The fair value of the remainder of the variable rate loans approximates the carrying value while fixed rate loans are generally above the carrying values. Using these results, valuation adjustments are made for specific credit risks as well as general portfolio credit and market risks to arrive at the fair value. The valuation methods described above are not based on the exit price concept of fair value.

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

13.           INCOME TAXES

Income tax expense for the three months ended March 31, 2011 was $1.1 million, compared with income tax benefit of $1.4 million for the same period in 2010. The Company’s effective tax rate was 34.9% for the three months ended March 31, 2011 compared with 29.9% for the three months ended March 31, 2010. The increase in the effective income tax rate in 2011 as compared to 2010 was primarily the result of non-deductible goodwill impairment and the effect of state income taxes. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

The Company has not provided a valuation allowance for the net deferred tax assets at March 31, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. As of March 31, 2011, the Company had approximately $17.7 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at March 31, 2011.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

14.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The new authoritative accounting guidance under ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have an impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-02, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)."  ASU 2011-02 provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The new authoritative accounting guidance under ASU 2011-02 will be effective for the Company on July 1, 2011 and will be applied retrospectively to restructurings occurring on or after January 1, 2011, and is not expected to have an impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2010-29, "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The new authoritative accounting guidance under ASU 2010-29 was effective for the Company prospectively for business combinations occurring after December 31, 2010.

ASU No. 2010-28, "Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new authoritative accounting guidance under ASU 2010-28 was effective for the Company on January 1, 2011 and did not have a significant impact on the Company's financial condition, results of operations, or cash flows.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of MetroBank’s compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the OCC;

•	the effect of Metro United's compliance, or failure to comply within stated deadlines, of the provisions of the consent order with the FDIC and CDFI;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	an inability to fully realize the Company’s net deferred tax asset;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	potential environmental risk and associated cost on the Company's foreclosed real estate assets;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	government intervention in the U.S. financial system; and

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this document.

Overview

The Company recorded net income of $2.1 million for the three months ended March 31, 2011, compared with a net loss of $3.4 million for the same quarter in 2010. The Company’s diluted earnings per common share for the three months ended March 31, 2011 was $0.12, compared with a loss per diluted share of $0.36 for the same quarter in 2010. Diluted earnings (loss) per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.

Total assets were $1.54 billion at March 31, 2011, a decrease of $20.7 million or 1.3% from $1.56 billion at December 31, 2010. Available-for-sale investment securities at March 31, 2011 were $158.6 million, a decrease of $17.1 million or 9.8% from $175.7 million at December 31, 2010. Net loans at March 31, 2011 were $1.06 billion, a decrease of $46.2 million or 4.2% from $1.11 billion at December 31, 2010. Total deposits at March 31, 2011 were $1.27 billion, a decrease of $23.0 million or 1.8% from $1.29 billion at December 31, 2010. Other borrowings at March 31, 2011 were $56.5 million, a decrease of $260,000 or 0.50% from $56.8 million at December 31, 2010. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2011 and 2010 was 0.56% and (0.86%), respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2011 and 2010 was 5.39% and (8.68%), respectively.  Shareholders’ equity at March 31, 2011 was $160.5 million compared to $158.8 million at December 31, 2010, an increase of $1.7 million or 1.1%.  Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2011, net interest income, before the provision for loan losses, was $13.7 million, a decrease of $802,000 or 5.5% compared with $14.5 million for the same period in 2010. The decrease was primarily due to a decline in average total loans and yields, partially offset by lower deposit volume and deposit cost.  Average interest-earning assets for the three months ended March 31, 2011 were $1.44 billion, a decrease of $39.2 million or 2.6% compared with $1.48 billion for the same period in 2010. The weighted average yield on interest-earning assets for the first quarter of 2011 was 4.90%, a decrease of 63 basis points compared with 5.53% for the same quarter in 2010. Average interest-bearing liabilities for the three months ended March 31, 2011 were $1.14 billion, a decrease of $81.5 million or 6.7% compared with $1.22 billion for the same period in 2010. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2011 was 1.33%, a decrease of 57 basis points compared with 1.90% for the same quarter in 2010.  The average interest rate decreased primarily as higher cost time deposits matured and were replaced with lower cost deposits. Additionally, market rates paid on savings and money market accounts declined and the cost of other borrowings and the junior subordinated debt declined.

The net interest margin for the three months ended March 31, 2011 was 3.85%, a decrease of 12 basis points compared with 3.97% for the same period in 2010. The decrease was primarily the result of lower yields and volume on loans partially offset by lower cost and volume of deposits.

Total Interest Income. Total interest income for the three months ended March 31, 2011 was $17.5 million, a decrease of $2.7 million or 13.7% compared with $20.2 million for the same period in 2010. The decrease was primarily due to lower loan volume and yield, partially offset by an increase in interest income from taxable securities.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2011 was $16.0 million, a decrease of $3.2 million or 16.6% compared with $19.2 million for the same quarter in 2010. The decrease was the result of lower loan volume and yield, compared with the same quarter in 2010.   Average total loans for the three months ended March 31, 2011 were $1.13 billion compared to $1.27 billion for the same period in 2010, a decrease of approximately $147.8 million or 11.6%. For the first quarter of 2011, the average yield on loans was 5.76% compared to 6.11% for the same quarter in 2010, a decrease of 35 basis points.

Approximately $767.7 million or 69.9% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  For the three months ended March 31, 2011, the average yield on total loans was approximately 251 basis points above the prime rate.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At March 31, 2011, approximately $613.1 million in loans or 55.8% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.21%.  At March 31, 2010, variable rate loans with interest rate floors comprised 56.8% of the total loan portfolio and carried a weighted average interest rate of 6.29%.

Interest Income from Investments. Interest income from investments (which includes investment securities, federal funds sold, and other investments) for the three months ended March 31, 2011 was $1.4 million, an increase of $407,000 or 39.1% compared to $1.0 million for the same period in 2010.  The increase was primarily the result of an increase in average taxable securities and federal funds sold. Average total investments for the three months ended March 31, 2011 were $318.1 million compared to average total investments for the same period in 2010 of $209.4 million, an increase of approximately $108.7 million or 51.9%.  The increase in average total investments was primarily the result of liquidity strategies deployed.  For the first quarter 2011, the average yield on total investments was 1.85% compared to 2.02% for the same quarter in 2010, a decrease of 17 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2011 was $3.8 million, a decrease of approximately $1.9 million or 34.5% compared to $5.7 million for the same period in 2010. The decrease primarily reflected lower costs on both deposits and junior subordinated debentures.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2011 was $3.1 million, a decrease of $1.9 million or 36.7% compared to $5.0 million for the same period in 2010. Average interest-bearing deposits for the three months ended March 31, 2011 were $1.05 billion compared to average interest-bearing deposits for the same period in 2010 of $1.16 billion, a decrease of $112.0 million or 9.6%. The decrease was mainly due to strategic initiatives to reduce loans and to replace higher-cost deposits with lower cost noninterest-bearing deposits.  The average interest rate paid on interest-bearing deposits for the first quarter of 2011 was 1.21% compared to 1.73% for the same quarter in 2010, a decrease of 52 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to the replacement of higher cost time deposits with lower cost deposits as they matured, and the reduction in rates paid on other deposits.

Interest Expense on Junior Subordinated Debentures and Other Borrowings. Interest expense on junior subordinated debentures for the three months ended March 31, 2011 was $324,000, a decrease of $196,000 compared to $520,000 for the same period in 2010, primarily as a result of the unhedged portion of the debt of $18.6 million converting from fixed rate to variable rate. The average interest rate paid on junior subordinated debentures for the first quarter of 2011 was 3.59% compared to 5.76% for the same quarter in 2010.  Average junior subordinated debentures for the three months ended March 31, 2011 and 2010 was $36.1 million.

Interest expense on other borrowings for the three months ended March 31, 2011 was $281,000, an increase of $42,000 compared to $239,000 for the same period in 2010. Average borrowed funds for the three months ended March 31, 2011 was $56.6 million, an increase of $30.5 million or 116.5% compared to $26.1 million for the same period in 2010, primarily due to FHLB San Francisco advances obtained for liquidity purposes.  The average interest rate paid on borrowed funds for the first quarter of 2011 was 2.01% compared to 3.71% for the same quarter in 2010. The cost decreased due primarily to the addition of the short-term advances with lower market rates to the existing long-term debt.

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

	For The Three Months Ended March 31,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,125,832	$16,002	5.76%	$1,273,656	$19,186	6.11%
Taxable securities	170,797	1,228	2.92	90,668	790	3.53
Tax-exempt securities	8,401	98	4.73	10,242	121	4.79
Other investments (2)	6,916	42	2.46	17,665	75	1.72
Federal funds sold and other short-term investments	131,967	81	0.25	90,858	56	0.25
Total interest-earning assets	1,443,913	17,451	4.90	1,483,089	20,228	5.53
Allowance for loan losses	(34,632)			(31,381)
Total interest-earning assets, net of allowance for loan losses	1,409,281			1,451,708
Noninterest-earning assets	130,156			141,772
Total assets	$1,539,437			$1,593,480

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$57,255	$60	0.42%	$54,305	$69	0.52%
Savings and money market accounts	410,949	860	0.85	469,391	1,552	1.34
Time deposits	582,111	2,226	1.55	638,573	3,346	2.13
Junior subordinated debentures	36,083	324	3.59	36,083	520	5.76
Other borrowings	56,589	281	2.01	26,140	239	3.71
Total interest-bearing liabilities	1,142,987	3,751	1.33	1,224,492	5,726	1.90
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	222,288			199,290
Other liabilities	14,068			11,891
Total liabilities	1,379,343			1,435,673
Shareholders' equity	160,094			157,807
Total liabilities and shareholders' equity	$1,539,437			$1,593,480

Net interest income		$13,700			$14,502
Net interest spread			3.57%			3.63%
Net interest margin			3.85%			3.97%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

            The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2011 vs 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$(2,227)	$(957)	$(3,184)
Taxable securities	698	(260)	438
Tax-exempt securities	(22)	(1)	(23)
Other investments	(46)	13	(33)
Federal funds sold and other short-term investments	25	—	25
Total increase (decrease) in interest income	(1,572)	(1,205)	(2,777)

Interest-bearing liabilities:
Interest-bearing demand deposits	4	(13)	(9)
Savings and money market accounts	(193)	(499)	(692)
Time deposits	(296)	(824)	(1,120)
Junior subordinated debentures	(3)	(193)	(196)
Other borrowings	278	(236)	42
Total increase (decrease) in interest expense	(210)	(1,765)	(1,975)

Increase (decrease) in net interest income	$(1,362)	$560	$(802)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2011 was $330,000, a decrease of $7.6 million compared with $7.9 million for the same period in 2010, primarily due to the improvement of asset quality compared with the level at March 31, 2010. The allowance for loan losses as a percent of total loans was 2.91%, 2.95% and 2.75% at March 31, 2011, December 31, 2010 and  March 31, 2010, respectively.

Noninterest Income.  Noninterest income for the three months ended March 31, 2011 was $1.7 million, an increase of $55,000 or 3.4% compared with $1.6 million for the same period in 2010.  The increase was primarily due to a rise in other noninterest income from ORE rental income, partially offset by losses on securities transactions.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2011 was $11.8 million, a decrease of $1.2 million or 9.7% compared with $13.0 million for the same period in 2010, mainly attributable to the $2.0 million goodwill impairment recorded in the first quarter of 2010, which was partially offset by an increase in other noninterest expense in 2011.

Salaries and employee benefits expense for the three months ended March 31, 2011 was $5.2 million, a decrease of $205,000 or 3.8% compared with $5.5 million for the same period in 2010, primarily due to reductions in bonus accrual, stock-based compensation costs, and employee healthcare expenses.

Other noninterest expense for the three months ended March 31, 2011 was $3.2 million, an increase of $1.2 million or 61.3% compared to $2.0 million for the same period in 2010, primarily due to additional provision for unfunded commitments.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities.  The efficiency ratio for the three months ended March 31, 2011 was 76.15%, an increase from 68.06% for the same quarter in 2010, primarily due to the increased provision for unfunded commitments and the reduction in net interest income.

Income Taxes. Income tax expense for the three months ended March 31, 2011 was $1.1 million, compared with income tax benefit of $1.4 million for the same period in 2010. The Company’s effective tax rate was 34.9% and 29.9% for the three months ended March 31, 2011 and 2010, respectively. The increase in the effective income tax rate in 2011 as compared to 2010 was primarily the result of non-deductible goodwill impairment and the effect of state income taxes. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

The Company has not provided a valuation allowance for the net deferred tax assets at March 31, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. As of March 31, 2011, the Company had approximately $17.7 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at March 31, 2011.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

Financial Condition

Loan Portfolio. Total loans at March 31, 2011 were $1.10 billion, a decrease of $48.1 million or 4.2% compared with $1.14 billion at December 31, 2010. Compared to the loan level at December 31, 2010, real estate loans decreased $45.9 million or 5.8% during the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, the ratio of total loans to total deposits was 86.24%, and 88.42%, respectively. Total loans represented 71.28% and 73.42% of total assets at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2011		As of December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$344,768	31.39%	$349,891	30.52%
Real estate mortgage
Residential	38,923	3.54	38,667	3.37
Commercial	695,015	63.28	718,795	62.69
	733,938	66.82	757,462	66.06
Real estate construction
Residential	9,216	0.84	10,983	0.96
Commercial	3,713	0.34	24,291	2.12
	12,929	1.18	35,274	3.08
Consumer and other	6,735	0.61	3,928	0.34
Gross loans	1,098,370	100.00%	1,146,555	100.00%
Unearned discounts, interest and deferred fees	(2,163)		(2,245)
Total loans	1,096,207		1,144,310
Allowance for loan losses	(31,883)		(33,757)
Loans, net	$1,064,324		$1,110,553

Nonperforming Assets. At March 31, 2011, total nonperforming assets consisted of $50.1 million in nonaccrual loans, $133,000 of accruing troubled debt restructurings (“TDRs”), $16.2 million of nonaccruing TDRs and $16.5 million in other real estate (“ORE”). Total nonperforming assets at March 31, 2011 were $82.9 million compared with $92.8 million at December 31, 2010, a decrease of $9.9 million or 10.6%. The ratio of total nonperforming assets to total assets decreased to 5.39% at March 31, 2011 from 5.95% at December 31, 2010.

The $9.9 million decrease in total nonperforming assets consisted of a $13.4 million decline in Texas, partially offset by a $3.5 million increase in California. The decrease in nonperforming assets in Texas consisted primarily of declines of $4.6 million in nonaccrual loans, $3.9 million in nonaccruing TDRs, $3.6 million in ORE, and $885,000 in accruing TDRs.    In Texas, nonaccrual loans decreased primarily due to payoffs and the sale of loans totaling $6.4 million, $2.7 million in transfers to ORE and $1.1 million in chargeoffs, which were partially offset by $5.3 million in additions to nonaccrual loans. Nonaccruing TDRs decreased primarily due to a $2.9 million transfer to ORE and a payoff.   The net increase in nonperforming assets in California consisted primarily of a $3.7 million increase in nonaccrual loans.

On a linked-quarter basis, ORE decreased by approximately $3.4 million compared with December 31, 2010, which was comprised of a net decline of $3.6 million in Texas, partially offset by a $175,000 net increase in California.  The decrease in Texas was primarily the result of $9.3 million received from the sale of seven properties, partially offset by $5.7 million in foreclosures of three properties. The increase in California resulted from the addition of one property, partially offset by the sale of one property and writedowns.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the three months ended March 31, 2011 or 2010.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans (1)	$50,084	$50,985
Accruing loans 90 days or more past due (1)	-	334
Troubled debt restructurings – accruing (1)	133	1,314
Troubled debt restructurings – nonaccruing (1)	16,203	20,198
Other real estate (“ORE”)	16,529	19,956
Total nonperforming assets	82,949	92,787

Total nonperforming assets to total assets	5.39%	5.95%
Total nonperforming assets to total loans and ORE	7.45%	7.97%

(1) Represents unpaid principal balance.

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

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at March 31, 2011 and  December 31, 2010, is presented below (in thousands):

As of March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$14,629	$14,676	$—	$16,326
Real estate mortgage:
Residential	276	276	—	284
Commercial	35,821	35,903	—	32,201
Real estate construction:
Residential	—	—	—	705
Commercial	—	—	—	4,205

Impaired loans with an allowance
Commercial and industrial	133	133	1	580
Real estate mortgage:
Residential	—	—	—	—
Commercial	15,389	15,429	746	12,553
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	619

Total:
Commercial and industrial	$14,762	$14,809	$1	$16,906
Real estate mortgage	51,486	51,608	746	45,038
Real estate construction	—	—	—	5,529

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330

Impaired loans with an allowance
Commercial and industrial	98	98	57	1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675

For the three months ended March 31, 2011 and 2010, interest income of $87,000 and $77,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2011 and 2010, the allowance for loan losses was $31.9 million and $34.7 million, respectively, or 2.91% and 2.75% of total loans, respectively.  At December 31, 2010, the allowance for loan losses was $33.8 million, or 2.95% of total loans. Net charge-offs for the three months ended March 31, 2011 were $2.2 million or 0.20% of total loans compared with net charge-offs of $2.6 million or 0.20% of total loans for the three months ended March 31, 2010. The net charge-offs primarily consisted of $444,000 on loans from Texas and $1.8 million on loans from California.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2011		2010
	(Dollars in thousands)
Average total loans outstanding for the period	$1,125,832		$1,273,656
Total loans outstanding at end of period	$1,096,207		$1,260,842

Allowance for loan losses at beginning of period	$33,757		$29,403
Provision for loan losses	330		7,898
Charge-offs:
Commercial and industrial	(132)		(172)
Real estate mortgage	(2,906)		(1,589)
Real estate construction	–		(967)
Consumer and other	(20)		(65)
Total charge-offs	(3,058)		(2,793)

Recoveries:
Commercial and industrial	107		210
Real estate mortgage	11		–
Real estate construction	716		–
Consumer and other	20		14
Total recoveries	854		224
Net (charge-offs) recoveries	(2,204)		(2,569)
Allowance for loan losses at end of period	31,883		34,732

Reserve for unfunded lending commitments at beginning of period	602		1,043
Provision (reversal) for unfunded lending commitments	1,101		(55)
Reserve for unfunded lending commitments at end of period	1,703		988

Allowance for credit losses	$33,586		$35,720

Ratio of allowance for loan losses to end of period total loans	2.91%		2.75%
Ratio of net (charge-offs) recoveries to average total loans	(0.20	) %	(0.20	) %
Ratio of allowance for loan losses to end of period total nonperforming
loans (1)	48.00%		48.52%

(1)	Total nonperforming loans are nonaccrual loans, accruing and nonaccruing TDRs, plus loans over 90 days past due.

Securities. At March 31, 2011, the available-for-sale securities portfolio was $158.6 million, a decrease of $17.1 million or 9.8% compared with $175.7 million at December 31, 2010. The decrease was primarily due to calls on U.S. government agency securities and principal payments on mortgage-backed securities and collateralized mortgage obligations. At March 31, 2011 and December 31, 2010, the held-to-maturity portfolio was $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. government sponsored enterprises and mortgage-backed securities, collateralized mortgage obligations and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, and the investment in subsidiary trust, were $6.8 million at March 31, 2011, a decrease of $108,000 or 1.6% compared with $6.9 million at December 31, 2010.

Deposits. At March 31, 2011, total deposits were $1.27 billion, a decrease of $23.0 million or 1.8% compared with $1.29 billion at December 31, 2010, primarily due to strategic initiatives which resulted in declines in certificates of deposit and savings accounts, partially offset by an increase in noninterest-bearing accounts. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2011 and December 31, 2010 was 18.7% and 17.2%, respectively. Interest-bearing deposits at March 31, 2011 were $1.03 billion, a decrease of $37.3 million or 3.5% compared with $1.07 billion at December 31, 2010.

Junior Subordinated Debentures.  Junior subordinated debentures at March 31, 2011 and December 31, 2010 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at March 31, 2011 were $56.5 million, a decrease of approximately $260,000 or 0.5% compared to other borrowings of $56.8 million at December 31, 2010.  Other borrowings at March 31, 2011 primarily include $30.0 million in FHLB San Francisco advances, $25.0 million in security repurchase agreements, $1.0 million in unsecured debentures, and Federal Reserve TT&L.  The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014.  The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.  The securities collateralizing the repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter.  In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011.

In February 2010, the Company issued an unsecured debenture to each of the Company's Chairman of the Board and an affiliate of one of the Company's 5.0% or more shareholders.  Each debenture was issued for a principal amount of $500,000.  The debentures, as amended, mature February 10, 2012 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010.  The proceeds from issuance of the debentures were used for general corporate purposes.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the	As of and for the
	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	–	2
maximum month-end balance during the period	–	–
Interest rate at end of period	–%	–%
Interest rate during the period	–	0.73

FHLB Notes and Advances:
at end of period	$30,000	$30,000
average during the period	30,000	20,466
maximum month-end balance during the period	30,000	30,000
Interest rate at end of period	0.49%	0.49%
Interest rate during the period	0.49	0.49

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$1,000	$1,000
average during the period	1,000	889
maximum month-end balance during the period	1,000	1,000
Interest rate at end of period	5.00%	5.00%
Interest rate during the period	5.00	5.00

Federal Reserve TT&L:
at end of period	$544	$804
average during the period	589	660
maximum month-end balance during the period	742	1,075

Liquidity. The Company’s loan to deposit ratio at March 31, 2011 and 2010 was 86.24% and 88.42%, respectively. As of March 31, 2011, the Company had commitments to fund loans in the amount of $77.3 million. At this same date, the Company had stand-by letters of credit of $7.1 million.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $403.8 million from the FHLBs, $9.9 million from the FRB discount window, and $10.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2011 was $160.5 million compared to $158.8 million at December 31, 2010, an increase of $1.7 million. The increase was primarily the result of net income for the three months ending March 31, 2011, partially offset by the payment of dividends on preferred stock and other comprehensive loss.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock, but continued to defer the one dividend payment from the second quarter of 2010.  The payment of future dividends paid by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

The Company paid no dividends for the three months ended March 31, 2011 and 2010.  Preferred dividends paid for the three months ended March 31, 2011 and 2010 were $570,000 and $563,000, respectively.

As a result of the Order, by December 31, 2010, Metro United was required to achieve and maintain its leverage ratio at 9.0% and its total risk-based capital ratio at 13.0%.  Due to the capital requirement within Metro United's Order, Metro United cannot be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeds the capital levels set forth in the Order.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of March 31, 2011 to the minimum and well-capitalized regulatory standards:

			To Be Categorized
	Minimum		as Well Capitalized
	Required For		Under
	Capital Adequacy		Prompt Corrective	Actual Ratio At
	Purposes		Action Provisions	March 31, 201
The Company
Leverage ratio	4.00	%(1)	N/A	11.39%
Tier 1 risk-based capital ratio	4.00		N/A	14.84
Risk-based capital ratio	8.00		N/A	16.11
MetroBank
Leverage ratio	4.00	%(2)	5.00%	11.16%
Tier 1 risk-based capital ratio	4.00		6.00	14.62
Risk-based capital ratio	8.00		10.00	15.89
Metro United
Leverage ratio	4.00	%(3)	5.00%	10.90%
Tier 1 risk-based capital ratio	4.00		6.00	14.12
Risk-based capital ratio	8.00		10.00	15.39

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

Allowance for loan losses.  The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management reviews the effect of changes in the local real estate market on collateral values, the effect of current economic indicators on the loan portfolio and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See  “—Financial Condition — Allowance for Loan Losses and the Reserve for Unfunded Lending Commitments.”

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

Due to the staleness of the bank transaction multiples and fluctuations in market capitalization of peer banks used in the market methods, management relied primarily on the income approach for the step-one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step-one impairment test failed, the Company performed the step-two analysis to derive the implied fair value of goodwill.

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

First Quarter Evaluation

As of March 31, 2011, the Company’s stock price, although improved significantly during the first quarter of 2011, continued to trade below the book value per share; therefore, additional goodwill impairment test was done. Under the discounted cash flow method, the Company used an average growth rate of 5.7% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $9 million greater than carrying value, an 11% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $10.2 million less than carrying value.

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

The derived fair value of Metro United was compared to the carrying value of its equity. As the carrying value at the evaluation date exceeded the fair value and failed the step-one impairment test, the Company performed the step-two goodwill impairment test.  In the step-two analysis, the estimated fair value of Metro United as of March 31, 2011 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, therefore resulting in additional impairment of the goodwill. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment. Assuming all other assumptions stay the same, a 65% decline in stock price from the 15-day average price ending on March 31, 2011 of $6.57 could potentially result in a material impairment of goodwill. Alternatively, an increase in the fair value of Metro United's loans without corresponding increase in the Company’s stock price could potentially result in a material impairment of goodwill.

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

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

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

There have been no material changes in the risk factors previously described under "Item 1A. Risk Factors" in the Company's Annual Report of Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011.

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

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: May 11, 2011		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: May 11, 2011	By:	/s/ David C. Choi
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