Form 10-Q
period 2011-06-30
MetroCorp Bancshares, Inc.
filed 2011-08-09
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 3, 2011, the number of outstanding shares of Common Stock was 13,331,815.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$21,925	$21,406
Federal funds sold and other short-term investments	147,211	130,319
Total cash and cash equivalents	169,136	151,725
Securities available-for-sale, at fair value	137,461	134,369
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	36,248	41,337
Total securities available-for-sale	173,709	175,706
Securities held-to-maturity (fair value $4,270 and $4,167 at June 30, 2011 and December 31, 2010, respectively)	4,045	4,045
Other investments	6,705	6,925
Loans, net of allowance for loan losses of $30,393 and $33,757 at June 30, 2011 and December 31, 2010, respectively	1,034,774	1,110,553
Accrued interest receivable	4,254	4,682
Premises and equipment, net	4,881	5,377
Goodwill	17,327	17,327
Core deposit intangibles	159	202
Deferred tax asset, net	16,209	17,781
Customers' liability on acceptances	3,440	4,708
Foreclosed assets, net	15,814	19,956
Cash value of bank owned life insurance	30,713	29,988
Prepaid FDIC assessment	6,295	7,610
Other assets	3,484	2,000
Total assets	$1,490,945	$1,558,585

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$233,868	$223,105
Interest-bearing	1,006,934	1,071,079
Total deposits	1,240,802	1,294,184
Junior subordinated debentures	36,083	36,083
Other borrowings	36,352	56,804
Accrued interest payable	347	447
Acceptances outstanding	3,440	4,708
Other liabilities	10,299	7,592
Total liabilities	1,327,323	1,399,818
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	45,498	45,427
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,297,815 and 13,230,315 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	13,298	13,230
Additional paid-in-capital	33,550	33,178
Retained earnings	72,447	69,168
Accumulated other comprehensive loss	(1,171)	(2,236)
Total shareholders' equity	163,622	158,767
Total liabilities and shareholders' equity	$1,490,945	$1,558,585

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$15,330	$18,571	$31,332	$37,757
Securities:
Taxable	1,160	823	2,388	1,613
Tax-exempt	99	118	197	239
Other investments	42	75	84	150
Federal funds sold and other short-term investments	106	102	187	158
Total interest income	16,737	19,689	34,188	39,917

Interest expense:
Time deposits	1,974	3,201	4,200	6,547
Demand and savings deposits	927	1,475	1,847	3,096
Junior subordinated debentures	325	520	649	1,040
Subordinated debentures and other borrowings	263	272	544	511
Total interest expense	3,489	5,468	7,240	11,194

Net interest income	13,248	14,221	26,948	28,723
Provision for loan losses	1,245	2,430	1,575	10,328
Net interest income after provision for loan losses	12,003	11,791	25,373	18,395

Noninterest income:
Service fees	1,034	1,123	2,090	2,162
Loan-related fees	82	119	179	214
Letters of credit commissions and fees	165	186	349	385
Gain (loss) on securities, net	(24)	59	(74)	45
Total other-than-temporary impairments (“OTTI”) on securities	(78)	(97)	(183)	(283)
Less: Noncredit portion of “OTTI”	(1)	(2)	(18)	(87)
Net impairments on securities	(77)	(95)	(165)	(196)
Other noninterest income	391	391	851	777
Total noninterest income	1,571	1,783	3,230	3,387

Noninterest expenses:
Salaries and employee benefits	5,243	4,907	10,488	10,357
Occupancy and equipment	1,847	1,937	3,649	3,898
Foreclosed assets, net	844	3,442	1,519	4,279
FDIC assessment	523	779	1,384	1,590
Goodwill impairment	—	—	—	2,000
Other noninterest expense	1,566	2,118	4,746	4,089
Total noninterest expenses	10,023	13,183	21,786	26,213

Income (loss) before provision for income taxes	3,551	391	6,817	(4,431)
Provision (benefit) for income taxes	1,188	307	2,328	(1,137)
Net income (loss)	$2,363	$84	$4,489	$(3,294)

Dividends and discount – preferred stock	(605)	(602)	(1,210)	(1,200)
Net income (loss) available to common shareholders	$1,758	$(518)	$3,279	$(4,494)

Earnings (loss) per common share:
Basic	$0.13	$(0.04)	$0.25	$(0.39)
Diluted	$0.13	$(0.04)	$0.25	$(0.39)
Weighted average shares outstanding:
Basic	13,142	11,874	13,139	11,399
Diluted	13,234	11,874	13,215	11,399

Dividends per common share	$–	$–	$–	$–

See accompanying notes to condensed consolidated financial statements

 METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$2,363	$84	$4,489	$(3,294)

Other comprehensive income (loss), net of taxes:

Change in accumulated loss on effective cash flow hedging derivatives	(241)	(556)	(92)	(801)

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(50)	(62)	(117)	(181)
Less: OTTI charges recognized in net income	(49)	(61)	(105)	(126)
Net unrealized losses on investment securities with OTTI	(1)	(1)	(12)	(55)

Unrealized holding gain arising during the period	1,584	1,163	1,122	1,922
Less: reclassification adjustment for gain (loss) included in net income	(15)	38	(47)	29
Net unrealized gains on investment securities	1,599	1,125	1,169	1,893
Other comprehensive income	1,357	568	1,065	1,037
Total comprehensive income (loss)	$3,720	$652	$5,554	$(2,257)

See accompanying notes to condensed consolidated financial statements

 METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other compre- hensive income
	Shares	Amount	Shares	Amount	capital	earnings	(loss)	Total
Balance at December 31, 2010	45	$45,427	13,230	$13,230	$33,178	$69,168	$(2,236)	$158,767
Issuance of common stock	–	–	68	68	329	–	–	397
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	43	–	–	43
Net income	–	–	–	–	–	4,489	–	4,489
Amortization of preferred stock discount	–	71	–	–	–	(71)	–	–
Other comprehensive income	–	–	–	–	–	–	1,065	1,065
Dividends – preferred stock	–	–	–	–	–	(1,139)	–	(1,139)
Balance at June 30, 2011	45	$45,498	13,298	$13,298	$33,550	$72,447	$(1,171)	$163,622

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,489	$(3,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	723	840
Provision for loan losses	1,575	10,328
Impairment on securities	165	196
Goodwill impairment	—	2,000
Gain (loss) on securities transactions, net	74	(45)
Loss on writedown and sale of foreclosed assets	698	2,454
Gain on sale of premises and equipment	—	(7)
Amortization of premiums and discounts on securities, net	39	(1)
Amortization of deferred loan fees and discounts	(576)	(635)
Amortization of core deposit intangibles	43	63
Stock-based compensation	43	117
Changes in:
Accrued interest receivable	428	116
Other assets	425	(2,391)
Accrued interest payable	(100)	(42)
Other liabilities	2,614	1,956
Net cash provided by operating activities	10,640	11,655

Cash flows from investing activities:
Purchases of securities available-for-sale	(35,922)	(67,308)
Purchases of securities held-to-maturity	—	—
Purchases of other investments	(1)	(47)
Proceeds from sales of securities available-for-sale	186	—
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	39,263	26,707
Proceeds from sales and maturities of other investments	221	4,386
Net change in loans	64,984	33,644
Proceeds from sale of foreclosed assets	13,240	13,593
Proceeds from sale of premises and equipment	—	9
Purchases of premises and equipment	(227)	(679)
Net cash provided by investing activities	81,744	10,305

Cash flows from financing activities:
Net change in:
Deposits	(53,382)	(7,248)
Other borrowings	(20,452)	31,508
Proceeds from issuance of common stock	—	4,037
Cash dividends paid on preferred stock	(1,139)	(561)
Net cash (used in) provided by financing activities	(74,973)	27,736

Net increase in cash and cash equivalents	17,411	49,696
Cash and cash equivalents at beginning of period	151,725	108,093
Cash and cash equivalents at end of period	$169,136	$157,789

Supplemental information:
Interest paid	$7,340	$11,235
Income taxes paid	692	2,000
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	397	322
Foreclosed assets acquired	9,796	12,239
Loans originated to finance foreclosed assets	2,676	3,505

See accompanying notes to condensed consolidated financial statements

 METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2011
	Amortized	Unrealized						Fair
	Cost	Gains		Losses			OTTI	Value
Securities available-for-sale	(In thousands)
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$104,903		$165		$(593)	$	─	$104,475
Obligations of state and political subdivisions	4,352		108		─		─	4,460
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	49,896		645		(78)		─	50,463
Privately issued residential	1,081		311		(27)		(465)	900
Asset backed securities	263		57		─		(192)	128
Equity Securities					─
Investment in CRA funds	13,417		─		(134)		─	13,283
Total available-for-sale securities	$173,912		$1,286		$(832)		$(657)	$173,709

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045		$225	$	─	$	─	$4,270
Total held-to-maturity securities	$4,045		$225	$	─	$	─	$4,270

Other investments
FHLB/Federal Reserve Bank stock (1)	$5,622	$	─	$	─	$	─	$5,622
Investment in subsidiary trust (1)	1,083		─		─		─	1,083
Total other investments	$6,705	$	─	$	─	$	─	$6,705

	As of December 31, 2010
	Amortized		Unrealized					Fair
	Cost	Gains		Losses		OTTI		Value
	(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959		$196		$(1,554)	$	─	$111,601
Obligations of state and political subdivisions	4,356		57		(42)		─	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	45,285		476		(377)		─	45,384
Privately issued residential	1,564		289		(65)		(558)	1,230
Asset backed securities	342		67		─		(231)	178
Equity Securities
Investment in CRA funds	13,210		─		(268)			12,942
Total available-for-sale securities	$177,716		$1,085		$(2,306)		$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045		$122	$	─	$	─	$4,167
Total held-to-maturity securities	$4,045		$122	$	─	$	─	$4,167

Other investments
FHLB/Federal Reserve Bank stock (1)	$5,842	$	─	$	─	$	─	$5,842
Investment in subsidiary trust (1)	1,083		─		─		─	1,083
Total other investments	$6,925	$	─	$	─	$	─	$6,925

(1) Represents securities with restrictions and limited marketability and are carried at cost.

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of June 30, 2011 for which other-than-temporary impairments (“OTTI”) have not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of June 30, 2011 or December 31, 2010.

	June 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$68,057	$(593)	$-	$-	$68,057	$(593)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	12,281	(78)	-	-	12,281	(78)
Privately issued residential	-	-	230	(27)	230	(27)

Equity Securities
Investment in CRA funds	13,283	(134)	-	-	13,283	(134)
Total available-for-sale securities	$93,621	$(805)	$230	$(27)	$93,851	$(832)

	December 31, 2010
	Less Than 12 Months			Greater Than 12 Months			Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$77,784	$(1,554)	$	─	$	─	$77,784	$(1,554)
Obligations of state and political subdivisions	2,220	(42)		─		─	2,220	(42)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	22,674	(377)		─		─	22,674	(377)
Privately issued residential	─	─		398		(65)	398	(65)

Equity Securities
Investment in CRA funds	12,942	(268)		─		─	12,942	(268)
Total available-for-sale securities	$115,620	$(2,241)		$398		$(65)	$116,018	$(2,306)

As of June 30, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost.  The unrealized losses are largely due to price declines in privately issued mortgage securities related to overall market weakness in the real estate sector.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.  Management does not believe that any of the unrealized losses above are due to credit quality.  Accordingly, management believes the $832,000 of gross unrealized losses is temporary and the remaining $657,000 of OTTI represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and six months ended June 30, 2011, of the credit loss component of OTTI losses that have been recognized in income related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended June 30, 2011	Six months ended June 30, 2011
	(In thousands)
Credit losses at beginning of period	$1,489	$1,600
Addition of OTTI that was not previously recognized	-	-
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	18	18
Transfers from accumulated other comprehensive income to OTTI related to credit losses	59	147
Reclassifications from OTTI to realized losses on sales of securities	(2)	(201)
Credit losses at end of period	$1,564	$1,564

For the six months ended June 30, 2011, credit-related losses of $132,000 on 11 non-agency residential mortgage-backed securities and $33,000 on two asset-backed securities were recognized. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”).  The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales or transfers of held-to-maturity securities.

	Six Months Ended June 30,
	2011	2010
Amortized cost	$292	$—
Proceeds	186	—
Gross realized gains	—	—
Gross realized losses	(105)	—

At June 30, 2011, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$498	$504	$—	$—
Within two to five years	25,559	25,533	—	—
Within six to ten years	80,438	80,070	—	—
After ten years	3,023	2,956	4,045	4,270
Mortgage-backed securities and collateralized mortgage obligations	50,977	51,363	—	—
Total debt securities	$160,495	$160,426	$4,045	$4,270

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.	LOANS

The loan portfolio is classified by major type as follows:

	As of June 30, 2011		As of December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$334,489	31.35%	$349,891	30.52%
Real estate mortgage
Residential	40,498	3.80	38,667	3.37
Commercial	681,406	63.86	718,795	62.69
	721,904	67.66	757,462	66.06
Real estate construction
Residential	6,700	0.62	10,983	0.96
Commercial	-	0.00	24,291	2.12
	6,700	0.62	35,274	3.08
Consumer and other	3,943	0.37	3,928	0.34
Gross loans	1,067,036	100.00%	1,146,555	100.00%
Unearned discounts, interest and deferred fees	(1,869)		(2,245)
Total loans	1,065,167		1,144,310
Allowance for loan losses	(30,393)		(33,757)
Loans, net	$1,034,774		$1,110,553

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

June 30, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$334,489	$(881)	$1,038	$334,646
Real estate-mortgage	721,904	(984)	2,391	723,311
Real estate-construction	6,700	(4)	21	6,717
Consumer and other	3,943	-	8	3,951

Total	$1,067,036	$(1,869)	$3,458	$1,068,625

December 31, 2010	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$349,891	$(932)	$1,116	$350,075
Real estate-mortgage	757,462	(1,091)	2,653	759,024
Real estate-construction	35,274	(21)	94	35,347
Consumer and other	3,928	(201)	8	3,735

Total	$1,146,555	$(2,245)	$3,871	$1,148,181

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

The Company has certain lending procedures in place that are designed to maximize loan income within an acceptable level of risk. These procedures include the approval of lending policies and underwriting guidelines by the Board of Directors of each bank, and separate policy, administrative and approval oversight by the Directors’ Loan Committee of MetroBank, and by the Directors’ Credit Committee of Metro United.  Additionally, MetroBank’s loan portfolio is reviewed by its internal loan review department, and Metro United's loan portfolio is reviewed by an external third-party company. These procedures also serve to identify changes in asset quality in a timely manner and to ensure proper recording and reporting of nonperforming assets.

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limits. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $6 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Credit Officer, Chief Lending Officer, Senior Credit Officer, MetroBank’s Loan Committee, or the Director’s Credit Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies.  The Company also uses interest rate floors on a majority of its variable rate loans to control interest rate risk within the commercial and real estate loan portfolios.

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

Consumer Loans. The Company, through its subsidiary Metro United, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan.

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

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank and Metro United perform monthly and quarterly concentration analyses based on industries, collateral types and business lines. Findings are reported to the Director’s Loan Committee of MetroBank and the Directors’ Credit Committee of Metro United. Loan concentration reports based on type are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of June 30, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$292,820	$566,898	$2,447	$3,950	$866,115
7 - “Special Mention”/ “Watch”	5,699	22,112	-	-	27,811
8 - “Substandard”	36,127	134,077	4,270	1	174,475
9 -“Doubtful"	-	224	-	-	224

Total	$334,646	$723,311	$6,717	$3,951	$1,068,625

As of December 31, 2010	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$301,919	$563,003	$12,831	$3,732	$881,485
7 - “Special Mention”/ “Watch”	8,063	45,776	3,536	-	57,375
8 - “Substandard”	40,093	149,988	18,980	3	209,064
9 -“Doubtful"	-	257	-	-	257

Total	$350,075	$759,024	$35,347	$3,735	$1,148,181

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

Loans are classified as a troubled debt restructuring in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and/or an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,177	$2,945	$11,942	$17,064	$317,582	$334,646	$-
Real estate mortgage:
Residential	-	15	5,838	5,853	34,720	40,573	-
Commercial	5,479	5,862	15,485	26,826	655,912	682,738	126
Real estate construction:
Residential	-	-	-	-	6,717	6,717	-
Commercial	-	-	-	-	-	-	-
Consumer and other	6	11	-	17	3,934	3,951	-

Total	$7,662	$8,833	$33,265	$49,760	$1,018,865	$1,068,625	$126

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	June 30, 2011	December 31, 2010
Commercial and industrial	$15,864	$16,614
Real estate mortgage:
Residential	266	286
Commercial	44,889	48,592
Real estate construction:
Residential	—	196
Commercial	—	5,193
Consumer and other	—	3

Total	$61,019	$70,884

             The following table presents information regarding nonperforming assets at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010
Nonaccrual loans (1)	$39,628	$50,985
Accruing loans 90 days or more past due (1)	121	334
Troubled debt restructurings – accruing (1)	132	1,314
Troubled debt restructurings – nonaccruing (1)	21,534	20,198
Other real estate (“ORE”)	15,814	19,956

Total nonperforming assets	$77,229	$92,787

(1) Represents the unpaid principal balance.

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at June 30, 2011 and  December 31, 2010, is presented below (in thousands):

As of June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$9,697	$9,738	$—	$15,073
Real estate mortgage:
Residential	266	266	—	278
Commercial	30,765	30,821	—	35,035
Real estate construction:
Residential	—	—	—	98
Commercial	—	—	—	2,848

Impaired loans with an allowance
Commercial and industrial	$6,299	$6,305	$462	$1,749
Real estate mortgage:
Residential	—	—	—	—
Commercial	14,124	14,164	794	11,390
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total:
Commercial and industrial	$15,996	$16,043	$462	$16,822
Real estate mortgage	45,155	45,251	794	46,703
Real estate construction	—	—	—	2,946

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330

Impaired loans with an allowance
Commercial and industrial	$98	$98	$57	$1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675

For the six months ended June 30, 2011 and 2010, interest income of $96,000 and $201,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

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

In setting the qualitative reserve portion of the allowance for loan losses, the factors the Company may consider include, but are not limited to, concentrations of credit, common characteristics of known problem loans, potential problem loans and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, changes in value of the collateral securing loans, results of portfolio stress tests, and changes in lending processes, procedures and personnel. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, management determines the appropriate allowance for loan loss level and makes the provision necessary to achieve that level. This methodology is consistently followed so that the level of the allowance for loan losses is reevaluated on an ongoing basis in response to changes in circumstances, economic conditions or other factors.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of and for the three months ended June 30, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,218	$20,668	$1,012	$247	$1,738	$31,883
Provision for loan losses	1,282	286	(522)	(88)	287	1,245
Charge-offs	(2,493)	(418)	—	(10)	—	(2,921)
Recoveries	129	54	—	3	—	186

Allowance for loan losses at end of period	$7,136	$20,590	$490	$152	$2,025	$30,393

Ending allowance for loan losses balance for loans individually evaluated for impairment	$462	$794	$—	$—		$1,256

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$6,674	$19,796	$490	$152		$27,112

Loans:
Recorded investment in loans	$334,646	$723,311	$6,717	$3,951		$1,068,625

Recorded investment in loans individually evaluated for impairment	$15,996	$45,154	$—	$—		$61,150

Recorded investment in loans collectively evaluated for impairment	$318,650	$678,157	$6,717	$3,951		$1,007,475

As of and for the six months ended June 30, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,187	$22,016	$1,993	$194	$1,367	$33,757
Provision for loan losses	1,339	1,832	(2,219)	(35)	658	1,575
Charge-offs	(2,625)	(3,323)	—	(31)	—	(5,979)
Recoveries	235	65	716	24	—	1,040

Allowance for loan losses at end of period	$7,136	$20,590	$490	$152	$2,025	$30,393

Ending allowance for loan losses balance for loans individually evaluated for impairment	$462	$794	$—	$—		$1,256

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$6,674	$19,796	$490	$152		$27,112

Loans:
Recorded investment in loans	$334,646	$723,311	$6,717	$3,951		$1,068,625

Recorded investment in loans individually evaluated for impairment	$15,996	$45,154	$—	$—		$61,150

Recorded investment in loans collectively evaluated for impairment	$318,650	$678,157	$6,717	$3,951		$1,007,475

Changes in the allowance for loan losses and unfunded lending commitments as of and for the three and six months ended June 30, 2010 are as follows:

	As of and for the three months ended June 30, 2010	As of and for the six months ended June 30, 2010
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$34,732	$29,403
Provision for loan losses	2,430	10,328
Charge-offs	(1,492)	(4,285)
Recoveries	334	558
Allowance for loan losses at end of period	36,004	36,004

Reserve for unfunded lending commitments at beginning of period	988	1,043
Provision for unfunded lending commitments	(166)	(221)
Reserve for unfunded lending commitments at end of period	822	822

Allowance for credit losses	$36,826	$36,826

4.	GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated below were as follows (in thousands):

	As of and for the six months ended June 30, 2011	As of and for the year ended December 31, 2010
Balance as of January 1
Goodwill	$17,327	$21,827
Accumulated impairment losses	—	(2,500)
	17,327	19,327
Impairment losses	—	(2,000)
Balance as of end of period	$17,327	$17,327

Accumulated impairment losses	$(4,500)	$(4,500)

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

Second  Quarter Evaluation

As of June 30, 2011, the Company’s stock price, although improved significantly since the first quarter of 2011, had continued to trade below the book value per share; therefore, an additional goodwill impairment test was done.

The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United.  Under the discounted cash flow method, the Company used an average growth rate of 8.4% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $12.8 million greater than carrying value, an 11% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $7.5 million less than the carrying value.

The Company also considered the fair value of Metro United in relation to the Company’s stock price and performed a reconciliation to the market price, which was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

The derived fair value of Metro United was compared with the carrying value of its equity. The fair value at the evaluation date exceeded the carrying value, therefore the Company determined there was no impairment of goodwill as of that date.

Goodwill impairment if any is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

5.	EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended June 30, 2011 and 2010, there were 1,044,068 and 1,791,932 antidilutive stock options, respectively.  For the six months ended June 30, 2011 and 2010, there were 1,179,781 and 1,823,770 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$1,758	$(518)	$3,279	$(4,494)

Weighted average common shares in basic EPS	13,142	11,874	13,139	11,399
Effect of dilutive securities	92	—	76	—
Weighted average common and potentially dilutive common shares used in diluted EPS	13,234	11,874	13,215	11,399

Earnings (loss) per common share:
Basic	$0.13	$(0.04)	$0.25	$(0.39)
Diluted	$0.13	$(0.04)	$0.25	$(0.39)

6.	COMMITMENTS AND CONTINGENCIES

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2011 and December 31, 2010 is presented below:

	As of June 30, 2011	As of December 31, 2010
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$72,004	$63,967
Standby letters of credit	5,991	5,137
Commercial letters of credit	8,345	5,019
Operating leases	8,503	8,698
Total financial instruments with off-balance sheet risk	$94,483	$82,821

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

The Company paid no common dividends for the six months ended June 30, 2011 and 2010.  Preferred dividends paid for the six months ended June 30, 2011 and 2010 were $1.1 million and $561,000, respectively.

8.	REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of June 30, 2011, no dividends could be paid by the Company, or by MetroBank and Metro United to the Company without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, pursuant to the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of June 30, 2011, Metro United's Tier 1 leverage ratio was 11.51% and its total risk-based capital ratio was 16.04%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

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

Management and the Boards of Directors of the Company, MetroBank and Metro United have taken steps to address the findings of the respective exams and are working with the OCC to comply with the requirements of the Agreement and the FDIC and CDFI to comply with the requirements of the Order.  Failure by MetroBank and Metro United to meet the requirements and conditions imposed by the Agreement and Order, respectively, could result in more severe regulatory enforcement actions such as capital directives to raise additional capital, civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against MetroBank and Metro United.  Any such failure and resulting regulatory action could have a material adverse effect on the financial condition and results of operations of the Company, MetroBank and Metro United.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2011, that the Company and the Banks met all capital adequacy requirements to which they were subject.

 As of June 30, 2011, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

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

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2011 to the minimum and well-capitalized regulatory standards:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$190,339	16.74%	$90,971	8.00%	$	N/A	N/A	%
MetroBank, N.A.	139,580	16.64	67,105	8.00		83,881	10.00
Metro United Bank	47,738	16.04	23,811	8.00		29,764	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	175,912	15.47	45,485	4.00		N/A	N/A
MetroBank, N.A.	128,931	15.37	33,552	4.00		50,329	6.00
Metro United Bank	43,967	14.77	11,906	4.00		17,859	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	175,912	11.83	59,489	4.00		N/A	N/A
MetroBank, N.A.	128,931	11.63	44,330	4.00		55,412	5.00
Metro United Bank	43,967	11.51	15,282	4.00		19,103	5.00
As of December 31, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$184,573	15.13%	$97,599	8.00%	$	N/A	N/A	%
MetroBank, N.A.	133,737	14.92	71,727	8.00		89,658	10.00
Metro United Bank	46,141	14.28	25,840	8.00		32,300	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	169,087	13.86	48,799	4.00		N/A	N/A
MetroBank, N.A.	122,366	13.65	35,863	4.00		53,795	6.00
Metro United Bank	42,031	13.01	12,920	4.00		19,380	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	169,087	10.75	62,893	4.00		N/A	N/A
MetroBank, N.A.	122,366	10.64	46,003	4.00		57,503	5.00
Metro United Bank	42,031	9.84	17,089	4.00		21,361	5.00

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of and changes in each component of accumulated other comprehensive income as of and for the six months ended June 30, 2011 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(949)	$(977)	$(310)	$(2,236)
Current period change	(92)	(12)	1,169	1,065

Balance June 30, 2011	$(1,041)	$(989)	$859	$(1,171)

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative financial instruments outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

Interest Rate Derivatives. The Company uses derivatives (interest rate swaps and caps) to mitigate exposure to interest rate risk and the objectives of such are described below.

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

The Company applies hedge accounting to the interest rate swap above.  To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability and type of risk to be hedged, and how the effectiveness of the derivative will be assessed prospectively and retrospectively. To assess effectiveness, the Company compares the dollar-value of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value or cash flows of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

At the end of the second quarter of 2011, the Company entered into an interest rate cap with a notional amount of $15.0 million with the objective of mitigating the effect of potential future interest rate increases.  The interest rate cap contract is not designated nor accounted for as a hedging instrument.  The interest rate cap contract was effective July 1, 2011 for a five-year term. Under the interest rate cap contract, beginning October 3, 2011 and ending July 1, 2016, the Company will receive quarterly settlements for the difference between the three-month LIBOR interest rate and the cap rate of 2.0%, if the three-month LIBOR interest rate exceeds the cap rate on the settlement date.

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2011 and December 31, 2010 are presented in the following table (in thousands).

	June 30, 2011		December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,627)	$17,500	$(1,483)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$594	$—	$—

Gains, Losses and Derivative Cash Flows.   For designated cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income in the Condensed Consolidated Statement of Comprehensive Income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other non-interest income in the Condensed Consolidated Statement of Operations. Net cash flows from the interest rate swap on junior subordinated debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on junior subordinated debentures in the Condensed Consolidated Statement of Operations.

For interest rate derivatives not designated as a hedging instrument, gains or losses due to changes in fair value are included in other non-interest income in the Condensed Consolidated Statement of Operations.

Amounts included in the Condensed Consolidated Statements of Operations and in the Condensed Consolidated Statement of Comprehensive Income for the period related to the interest rate derivative designated as a hedge of cash flows were as follows.  There were no interest rate derivatives designated as hedges of fair value at June 30, 2011.

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended June 30, 2011	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(378)	$(378)

Three months ended June 30, 2010
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(868)	$(868)

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Six months ended June 30, 2011	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(144)	$(144)

Six months ended June 30, 2010
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(1,251)	$(1,251)

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-hedging interest rate derivative:
Other non-interest income	$11	$—	$11	$—

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are generally executed with a Credit Support Annex, (“CSA”), which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  CSA agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. There was no CSA on the interest rate cap contract because the counterparty was the FHLB of Dallas, a government sponsored enterprise. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. The Company’s credit exposure on the interest rate cap is the value of the expected interest payments that would be collected over the life of the cap contract.   Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at June 30, 2011.  The amount of cash collateral posted by the Company related to derivative contracts was $1.9 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively.

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

The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011				For the three months ended June 30, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$12,628	$4,103	$6	$16,737	$14,282	$5,391	$16	$19,689
Total interest expense	2,357	794	338	3,489	3,643	1,293	532	5,468

Net interest income	$10,271	$3,309	$(332)	$13,248	10,639	4,098	(516)	14,221
Provision for loan losses	1,200	45	-	1,245	2,400	30	—	2,430

Net interest income after provision for loan losses	9,071	3,264	(332)	12,003	8,239	4,068	(516)	11,791
Noninterest income	1,836	66	(331)	1,571	2,016	83	(316)	1,783
Noninterest expenses	7,496	2,528	(1)	10,023	10,386	2,748	49	13,183

Income (loss) before income tax provision	3,411	802	(662)	3,551	(131)	1,403	(881)	391
Provision (benefit) for income taxes	1,099	311	(222)	1,188	(25)	591	(259)	307

Net income (loss)	$2,312	$491	$(440)	$2,363	$(106)	$812	$(622)	$84

	For the six months ended June 30, 2011				For the six months ended June 30, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$25,690	$8,486	$12	$34,188	$29,116	$10,769	$32	$39,917
Total interest expense	4,928	1,638	674	7,240	7,260	2,875	1,059	11,194

Net interest income	$20,762	$6,848	$(662)	$26,948	21,856	7,894	(1,027)	28,723
Provision for loan losses	1,500	75	—	1,575	6,000	4,328	—	10,328

Net interest income after provision for loan losses	19,262	6,773	(662)	25,373	15,856	3,566	(1,027)	18,395
Noninterest income	3,749	143	(662)	3,230	3,837	182	(632)	3,387
Noninterest expenses	16,498	5,245	43	21,786	18,145	8,003	65	26,213

Income before income tax provision	6,513	1,671	(1,367)	6,817	1,548	(4,255)	(1,724)	(4,431)
Provision (benefit) for income taxes	2,093	693	(458)	2,328	314	(942)	(509)	(1,137)

Net income (loss)	$4,420	$978	$(909)	$4,489	$1,234	$(3,313)	$(1,215)	$(3,294)

	As of June 30, 2011				As of June 30, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$742,139	$292,635	$—	$1,034,774	$852,695	$336,323	$—	$1,189,018
Total assets	1,096,543	396,575	(2,173)	1,490,945	1,167,310	461,904	(5,055)	1,624,159
Deposits	926,204	323,055	(8,457)	1,240,802	998,532	370,628	(12,241)	1,356,919

12.	FAIR VALUE

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Fair value is reported based on a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are:

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

Financial assets measured at fair value on a recurring basis are as follows:

Securities. Where quoted prices are available in an active market, securities are reported at fair value utilizing Level 1 inputs. Level 1 securities are comprised of bond funds. If quoted market prices are not available, the Company obtains fair values from an independent pricing service. The fair value measurements consider data that may include proprietary pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities are comprised of highly liquid government bonds, and collateralized mortgage and debt obligations. Market values provided by the pricing service are compared with prices from other sources for reasonableness. The Company has not adjusted the values from the pricing service.

Interest Rate Derivatives. The Company’s derivative positions are classified within Level 2 in the fair value hierarchy and are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, yield curves, non-performance risk and volatility. Derivative contracts, with counterparties other than government sponsored enterprises, are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration.  Derivative contracts with a government sponsored enterprise as the counterparty are assumed to have low risk of credit rating deterioration for the counterparty.

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2011 and December 31, 2010:

	Fair Value Measurements, using
	(In thousands)
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$104,475	$–	$104,475
Obligations of state and political subdivisions	–	4,460	–	4,460
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	–	50,463	–	50,463
Privately issued residential	–	900	–	900
Asset backed securities	–	128	–	128
Investment in CRA funds	13,283	–	–	13,283
Total available-for-sale securities	13,283	160,426	–	173,709
Derivative assets
Interest rate cap	–	594	–	594
Total assets measured at fair value on a recurring basis	$13,283	$161,020	$–	$174,303

Derivative liabilities
Interest rate swap	$–	$(1,627)	$–	$(1,627)

December 31, 2010
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$111,601	$–	$111,601
Obligations of state and political subdivisions	–	4,371	–	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	–	45,384	–	45,384
Privately issued residential	–	1,230	–	1,230
Asset backed securities	–	178	–	178
Investment in CRA funds	12,942	—	–	12,942
Total available-for-sale securities	$12,942	$162,764	$–	$175,706

Derivative liabilities
Interest rate swap	$–	$(1,483)	$–	$(1,483)

There were no transfers between Level 1 and Level 2 financial instruments carried at fair value on a recurring basis.

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

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Level 2	Level 3	Level 2	Level 3
Assets
Goodwill	$-	$17,327	$-	$17,327
Foreclosed assets	-	15,814	-	19,956
Impaired loans (1)	19,080	-	7,121	-

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation reserve.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 related to assets held at those dates (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Losses related to:
Goodwill	$—	$—	$—	$2,000
Foreclosed assets (1)	452	2,107	643	2,627
Impaired loans (2)	1,940	—	3,536	1,295

(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2) Losses on impaired loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011		As of December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$169,136	$169,136	$151,725	$151,725
Investment securities available-for-sale	173,709	173,709	175,706	175,706
Investment securities held-to-maturity	4,045	4,270	4,045	4,167
Other investments	6,705	6,705	6,925	6,925
Loans held-for-investment, net	1,034,774	939,940	1,110,553	990,818
Cash value of bank owned life insurance	30,713	30,713	29,988	29,988
Accrued interest receivable	4,254	4,254	4,682	4,682
Interest rate cap	594	594	—	—

Financial Liabilities
Deposits
Transaction accounts	706,778	706,778	707,000	707,000
Time deposits	534,024	532,248	587,184	586,342
Total deposits	1,240,802	1,239,026	1,294,184	1,293,342
Other borrowings	36,352	38,556	56,804	59,028
Junior subordinated debentures	36,083	36,083	36,083	36,083
Interest rate swap	1,627	1,627	1,483	1,483
Accrued interest payable	347	347	447	447

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	224	—	179
Standby letters of credit	—	21	—	13
Commercial letters of credit	—	—	—	—

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value.  The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, cash value of bank owned life insurance, certificates of deposit with banks denominated in a foreign currency, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and/or negligible credit losses.

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

Income tax expense for the three months ended June 30, 2011 was $1.2 million, compared with $307,000 for the same period in 2010. The Company’s effective tax rate was 33.5% for the three months ended June 30, 2011 compared with 78.5% for the three months ended June 30, 2010. The decrease in the effective income tax rate in 2011 as compared with 2010 was primarily the result of the effect of state income taxes. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income.  The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the six months ended June 30, 2011 was $2.3 million, compared with income tax benefit of $1.1 million for the same period in 2010. The Company’s effective tax rate was 34.2% for the six months ended June 30, 2011 compared with 25.7% for the six months ended June 30, 2010. The increase in the effective income tax rate in 2011 as compared with 2010 was primarily the result of non-deductible goodwill impairment and the effect of state income taxes.

As of June 30, 2011, the Company had approximately $16.2 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at June 30, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at June 30, 2011.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

14.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” amends Topic 220, "Comprehensive Income," to require that all nonowner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders' equity was eliminated.  The new authoritative accounting guidance under ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have an impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-04,  “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”   amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  The new authoritative accounting guidance under ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company's financial condition, results of operations, or cash flows.

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

ASU No. 2011-02, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)."  ASU 2011-02 provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The new authoritative accounting guidance under ASU 2011-02 will be effective for the Company on July 1, 2011 and will be applied retrospectively to restructurings occurring on or after January 1, 2011.  At the same time the Company adopts ASU 2011-002, it will be required to disclose the activity-based information about troubled debt restructurings that was previously deferred by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The new authoritative accounting guidance under ASU 2011-02 and ASU 2011-01 is not expected to have a significant impact on the Company's financial condition, results of operations, or cash flows.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of MetroBank’s compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the OCC;

•	the effect of Metro United's compliance, or failure to comply within stated deadlines, of the provisions of the consent order issued by the FDIC and CDFI;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	an inability to fully realize the Company’s net deferred tax asset;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	potential environmental risk and associated cost on the Company's foreclosed real estate assets;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	government intervention in the U.S. financial system;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

Overview

The Company recorded net income of $2.4 million for the three months ended June 30, 2011, an increase of $2.3 million compared with the same quarter in 2010. The Company’s diluted earnings per common share for the three months ended June 30, 2011 was $0.13, an increase of $0.17 per diluted common share compared with diluted loss per common share of ($0.04) for the same quarter in 2010. Diluted earnings (loss) per common share is computed by dividing net income (after deducting dividends and accretion of discount on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends accrued and discount accreted were $605,000 or $0.05 per diluted share, and $602,000 or $0.05 per diluted share for the three months ended June 30, 2011 and 2010, respectively. The Company recorded net income of $4.5 million for the six months ended June 30, 2011, an increase of $7.8 million compared with a net loss for the same period in 2010. The Company’s diluted earnings per common share for the six months ended June 30, 2011 was $0.25, an increase of $0.64 per diluted share compared with diluted loss per common share of ($0.39) for the same period in 2010.  Preferred stock dividends accrued and discount accreted were $1.2 million or $0.09 per diluted share and $1.2 million or $0.11 per diluted shared for the six months ended June 30, 2011 and 2010, respectively. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.49 billion at June 30, 2011, a decrease of $67.6 million or 4.3% from $1.56 billion at December 31, 2010. Available-for-sale investment securities at June 30, 2011 were $173.7 million, a decrease of $2.0 million or 1.1% from $175.7 million at December 31, 2010. Net loans at June 30, 2011 were $1.03 billion, a decrease of $75.8 million or 6.8% from $1.11 billion at December 31, 2010. Total deposits at June 30, 2011 were $1.24 billion, a decrease of $53.4 million or 4.1% from $1.29 billion at December 31, 2010. Other borrowings at June 30, 2011 were $36.4 million, a decrease of $20.4 million or 36.0% from $56.8 million at December 31, 2010. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2011 and 2010 was 0.63% and 0.02%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2011 and 2010 was 5.83% and 0.21%, respectively. The Company’s ROAA for the six months ended June 30, 2011 and 2010 was 0.59% and (0.41)%, respectively. The Company’s ROAE for the six months ended June 30, 2011 and 2010 was 5.61% and (4.22)%, respectively.   Shareholders’ equity at June 30, 2011 was $163.6 million compared with $158.8 million at December 31, 2010, an increase of $4.8 million or 3.1%.  Details of the changes in the various balance sheet items are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2011, net interest income, before the provision for loan losses, was $13.2 million, a decrease of $973,000 or 6.8% compared with $14.2 million for the same period in 2010, due primarily to a decline in average total loans and yields, partially offset by lower volume and cost of deposits. Average interest-earning assets for the three months ended June 30, 2011 were $1.41 billion, a decrease of $109.5 million or 7.2% compared with $1.52 billion for the same period in 2010, primarily due to lower loan volume, partially offset by growth in taxable securities.  The weighted average yield on interest-earning assets for the second quarter of 2011 was 4.75%, a decrease of 44 basis points compared with 5.19% for the same quarter in 2010. Average interest-bearing liabilities for the three months ended June 30, 2011 were $1.10 billion, a decrease of $158.6 million or 12.6% compared with $1.26 billion for the same period in 2010, primarily due to a decline in time deposits and savings and money market accounts. The weighted average interest rate paid on interest-bearing liabilities for the second quarter 2011 was 1.27%, a decrease of 47 basis points compared with 1.74% for the same quarter in 2010.

For the six months ended June 30, 2011, net interest income, before the provision for loan losses, was $26.9 million, a decrease of $1.8 million or 6.2% compared with $28.7 million for the same period in 2010, primarily due to a decline in average total loans and yields, partially offset by lower volume and cost of deposits. Average interest-earning assets for the six months ended June 30, 2011 were $1.43 billion, a decrease of $74.5 million or 5.0% compared with $1.50 billion for the same period in 2010, primarily due to lower loan volume, partially offset by growth in taxable securities and federal funds sold and interest-bearing deposits. The weighted average yield on interest-earning assets for the six months ended June 30, 2011 was 4.83%, down 53 basis points compared with 5.36% for the same period in 2010.  Average interest-bearing liabilities for the six months ended June 30, 2011 were $1.12 billion, a decrease of $120.3 million or 9.7% compared with $1.24 billion for the same period in 2010, primarily due to a decline in time deposits and savings and money market accounts. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2011 was 1.30%, down 52 basis points compared with 1.82% for the same period in 2010.

The net interest margin for the three months ended June 30, 2011 was 3.76%, an increase of one basis point compared with 3.75% for the same period in 2010. The yield on average earning assets decreased 44 basis points, and the cost of average earning assets decreased 45 basis points for the same periods.  The net interest margin for the six months ended June 30, 2011 was 3.80%, a decrease of five basis points compared with 3.85% for the same period in 2010. The yield on average earning assets decreased 53 basis points, and the cost of average earning assets decreased 48 basis points for the same periods.  The decrease in yield on earning assets and the cost of earning assets for the three and six months ended June 30, 2011 was due primarily to a decline in average total loans and yields, partially offset by lower volume and cost of deposits.

Total Interest Income. Total interest income for the three months ended June 30, 2011 was $16.7 million, a decrease of  $3.0 million or 15.0% compared with $19.7 million for the same period in 2010.  Total interest income for the six months ended June 30, 2011 was $34.2 million, a decrease of $5.7 million or 14.4% compared with $39.9 million for the same period in 2010. The decrease for the three and six months ended June 30, 2011 was primarily due to lower loan volume and loan yield, partially offset by an increase in the volume of taxable securities.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2011 was $15.3 million, a decrease of $3.2 million or 17.5% compared with $18.6 million for the same quarter in 2010. Average total loans for the three months ended June 30, 2011 were $1.07 billion compared with $1.24 billion for the same period in 2010, a decrease of $167.1 million or 13.5%. For the second quarter of 2011, the average yield on loans was 5.73%, a decrease of 27 basis points compared with 6.00% for the same quarter in 2010. Interest income from loans for the six months ended June 30, 2011 was $31.3 million, a decrease of $6.4 million or 17.0% compared with $37.8 million for the same period in 2010. The decrease for the three and six months ended June 30, 2011 was the result of lower loan volume and yields.   Average total loans for the six months ended June 30, 2011 were $1.10 billion, a decrease of $157.5 million or 12.5% compared with average total loans for the same period in 2010 of $1.26 billion. For the six months ended June 30, 2011, the yield on average total loans was 5.75%, a decrease of 31 basis points compared with 6.06% for the same period in 2010.

Approximately $791.3 million or 74.2% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  For the six months ended  June 30, 2011, the average yield on total loans was approximately 250 basis points above the prime rate primarily because of interest rate floors.   At June 30, 2011, approximately $631.5 million in loans or 59.2% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.17%.  At June 30, 2010, variable rate loans with interest rate floors comprised 56.4% of the total loan portfolio and carried a weighted average interest rate of 6.27%.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended June 30, 2011 was $1.4 million, an increase of $289,000 or 25.8% compared with $1.1 million for the same period in 2010, primarily due to a greater volume of taxable securities.  Average total investments for the three months ended June 30, 2011 were $339.6 million compared with average total investments for the same period in 2010 of $282.1 million, an increase of $57.5 million or 20.4%.  The increase in average total investments was primarily the result of an increase in taxable investment securities.  For the second quarter 2011, the average yield on total investments was 1.66% compared with 1.59% for the same quarter in 2010, an increase of seven basis points primarily due to a greater volume of taxable securities.

Interest income from investments for the six months ended June 30, 2011 was $2.9 million, an increase of $696,000 or 32.2% compared with $2.2 million for the same period in 2010, primarily due to an increase in taxable investment securities.  Average total investments for the six months ended June 30, 2011 were $328.9 million compared with average total investments for the same quarter in 2010 of $245.9 million, an increase of $83.0 million or 33.7%. The increase was primarily the result of an increase in taxable investment securities and in federal funds sold and interest-bearing deposits.  For the six months ended June 30, 2011, the average yield on investments was 1.75% compared with 1.77% for the same quarter in 2010, a decrease of two basis points.

Total Interest Expense. Total interest expense for the three months ended June 30, 2011 was $3.5 million, a decrease of $2.0 million or 36.2% compared with $5.5 million for the same period in 2010. Total interest expense for the six months ended June 30, 2011 was $7.2 million, a decrease of $4.0 million or 35.2% compared with $11.2 million for the same period in 2010. Interest expense decreased for both the three and six months ended June 30, 2011 primarily due to lower deposit volume and deposit cost and lower interest cost on the junior subordinated debentures.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended June 30, 2011 was $2.9 million, a decrease of $1.8 million or 38.0% compared with $4.7 million for the same period in 2010. Average interest-bearing deposits for the three months ended June 30, 2011 were $1.02 billion compared with $1.17 billion for the same period in 2010, a decrease of $152.9 million or 13.0%. The average interest rate paid on interest-bearing deposits for the second quarter of 2011 was 1.14% compared with 1.60% for the same quarter in 2010, a decrease of 46 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the six months ended June 30, 2011 was $6.0 million, a decrease of $3.6 million or 37.3% compared with $9.6 million for the same period in 2010.  Average interest-bearing deposits for the six months ended June 30, 2011 were $1.04 billion compared with the same period in 2010 of $1.17 billion, a decrease of $132.5 million or 11.3%. The average interest rate incurred on interest-bearing deposits for the six months ended June 30, 2011 was 1.18% compared with 1.67% for the same period in 2010, a decrease of 49 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended June 30, 2011 was $325,000, a decrease of $195,000 or 37.5% from $520,000 at June 30, 2010. Interest expense on junior subordinated debentures for the six months ended June 30, 2011 was $649,000 a decrease of $391,000 or 37.6% from $1.0 million at June 30, 2010. The decline for the three and six months ended June 30, 2011 was due to the unhedged portion of the debt converting from fixed rate to variable rate.  Average junior subordinated debentures for the three and six months ended June 30, 2011 and 2010 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three months ended June 30, 2011 and 2010 was 3.56% and 5.76%, respectively. The average interest rate incurred on junior subordinated debentures for the six months ended June 30, 2011 and 2010 was 3.58% and 5.76%, respectively.

The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%.  Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 15, 2010, the Company began paying a fixed interest rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements that began March 2011. The interest rate swap contract was entered into with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate.   See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended June 30, 2011 was $263,000, a decrease of $9,000 compared with $272,000 for the same period in 2010. Interest expense on other borrowed funds for the six months ended June 30, 2011 was $544,000, an increase of $33,000 compared with $511,000 for the same period in 2010.  Average borrowed funds, consisting primarily of security repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”), for the three months ended June 30, 2011 were $42.3 million a decrease of $5.7 million compared with $48.0 million for the same period in 2010. Other borrowings decreased primarily due to partial repayment of FHLB San Francisco advances in the second quarter of 2011.  The average interest rate paid on borrowed funds for the second quarter of 2011 was 2.50% compared with 2.27% for the same quarter in 2010.   Average borrowed funds for the six months ended June 30, 2011 were $49.4 million, an increase of $12.2 million compared with $37.2 million for the same period in 2010, primarily due to an increase in FHLB San Francisco borrowings.  The average interest rate paid on borrowed funds for the six months ended June 30, 2011 was 2.22% compared with 2.77% for the same period in 2010.

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

	For The Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,073,549	$15,330	5.73%	$1,240,611	$18,571	6.00%
Taxable securities	167,400	1,160	2.78	98,602	823	3.35
Tax-exempt securities	8,398	99	4.73	10,184	118	4.65
Other investments (2)	6,760	42	2.49	17,277	75	1.74
Federal funds sold and other short-term investments	157,077	106	0.27	155,999	102	0.26
Total interest-earning assets	1,413,184	16,737	4.75	1,522,673	19,689	5.19
Allowance for loan losses	(32,235)			(35,281)
Total interest-earning assets, net of allowance for loan losses	1,380,949			1,487,392
Noninterest-earning assets	129,797			148,352
Total assets	$1,510,746			$1,635,744

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$62,885	$67	0.43%	$56,151	$72	0.51%
Savings and money market accounts	410,271	860	0.84	463,925	1,403	1.21
Time deposits	546,822	1,974	1.45	652,752	3,201	1.97
Junior subordinated debentures	36,083	325	3.56	36,083	520	5.76
Other borrowings	42,271	263	2.50	48,046	272	2.27
Total interest-bearing liabilities	1,098,332	3,489	1.27	1,256,957	5,468	1.74
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	231,918			203,640
Other liabilities	17,846			18,400
Total liabilities	1,348,096			1,478,997

Shareholders' equity	162,650			156,747
Total liabilities and shareholders' equity	$1,510,746			$1,635,744

Net interest income		$13,248			$14,221
Net interest spread			3.48%			3.45%
Net interest margin			3.76%			3.75%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,099,546	$31,332	5.75%	$1,257,042	$37,757	6.06%
Taxable securities	169,089	2,388	2.85	94,657	1,613	3.44
Tax-exempt securities	8,399	197	4.73	10,213	239	4.72
Other investments (2)	6,838	84	2.48	17,470	150	1.73
Federal funds sold and other short-term investments	144,591	187	0.26	123,609	158	0.26
Total interest-earning assets	1,428,463	34,188	4.83	1,502,991	39,917	5.36
Allowance for loan losses	(33,427)			(33,342)
Total interest-earning assets, net of allowance for loan losses	1,395,036			1,469,649
Noninterest-earning assets	129,660			145,080
Total assets	$1,524,696			$1,614,729

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$60,086	$127	0.43%	$55,233	$141	0.51%
Savings and money market accounts	410,608	1,720	0.84	466,643	2,955	1.28
Time deposits	564,369	4,200	1.50	645,702	6,547	2.04
Junior subordinated debentures	36,083	649	3.58	36,083	1,040	5.76
Other borrowings	49,390	544	2.22	37,154	511	2.77
Total interest-bearing liabilities	1,120,536	7,240	1.30	1,240,815	11,194	1.82
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	227,129			201,477
Other liabilities	15,652			15,163
Total liabilities	1,363,317			1,457,455
Shareholders' equity	161,379			157,274
Total liabilities and shareholders' equity	$1,524,696			$1,614,729

Net interest income		$26,948			$28,723
Net interest spread			3.53%			3.54%
Net interest margin			3.80%			3.85%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 vs 2010			2011 vs 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$(2,501)	$(740)	$(3,241)	$(4,731)	$(1,694)	$(6,425)
Taxable securities	574	(237)	337	1,268	(493)	775
Tax-exempt securities	(21)	2	(19)	(42)	-	(42)
Other investments	(46)	13	(33)	(91)	25	(66)
Federal funds sold and other short-term investments	1	3	4	27	2	29
Total decrease in interest income	(1,993)	(959)	(2,952)	(3,569)	(2,160)	(5,729)

Interest-bearing liabilities:
Interest-bearing demand deposits	9	(14)	(5)	12	(26)	(14)
Savings and money market accounts	(162)	(381)	(543)	(355)	(880)	(1,235)
Time deposits	(519)	(708)	(1,227)	(825)	(1,522)	(2,347)
Junior subordinated debentures	-	(195)	(195)	-	(391)	(391)
Other borrowings	(33)	24	(9)	168	(135)	33
Total decrease in interest expense	(705)	(1,274)	(1,979)	(1,000)	(2,954)	(3,954)

Increase (decrease) in net interest income	$(1,288)	$315	$(973)	$(2,569)	$794	$(1,775)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2011 was $1.2 million, a decrease of $1.2 million compared with $2.4 million for the same period in 2010.  The provision for loan losses for the six months ended June 30, 2011 was $1.6 million, a decrease of $8.7 million compared with $10.3 million for the same period in 2010.  The decrease for the three and six months ended June 30, 2011 was primarily due to a decrease in nonperforming assets. The allowance for loan losses as a percent of total loans was 2.85% at June 30, 2011, 2.95% at December 31, 2010, and 2.94% at June 30, 2010.

Noninterest Income.  Noninterest income for the three months ended June 30, 2011 was $1.6 million, a decrease of $212,000 or 11.9% compared with the same period in 2010. The decrease was primarily due to a decline in service fees and declines in gains on securities transactions. Noninterest income for the six months ended June 30, 2011 was $3.2 million, a decrease of $157,000 or 4.6% compared with the same period in 2010.   The decrease was primarily due to declines in gains on securities transactions and service fees, partially offset by an increase in other noninterest income.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2011 was $10.0 million, a decrease of $3.2 million or 24.0% compared with the same period in 2010.  The decrease was mainly the result of lower expenses related to ORE and a decrease in other noninterest expense.

Noninterest expense for the six months ended June 30, 2011 was $21.8 million, a decrease of $4.4 million or 16.9% compared with the same period in 2010.  The decrease was primarily the result of lower expenses related to ORE and a $2.0 million goodwill impairment charge that was recorded in the first quarter of 2010, partially offset by an increase in other noninterest expense.

Salaries and employee benefits expense for the three months ended June 30, 2011 was $5.2 million, an increase of $336,000 or 6.8% compared with $4.9 million for the same period in 2010. The increase was primarily due to a rise in bonus accrual and employee healthcare expenses.  Salaries and employee benefits expense for the six months ended June 30, 2011 was $10.5 million, an increase of $131,000 or 1.3% compared with $10.4 million for the same period in 2010.  The increase was primarily due to a rise in bonus accrual and employee healthcare expenses, partially offset by a decrease in stock-based compensation costs.

Foreclosed assets expense for the three months ended June 30, 2011 was $844,000, a decrease of $2.6 million or 75.5% compared with $3.4 million for the same period in 2010.   Foreclosed assets expense for the six months ended June 30, 2011 was $1.5 million, a decrease of $2.8 million or 64.5% compared with $4.3 million for the same period in 2010.  The decrease for both periods was primarily the result of a reduction in writedowns on foreclosed properties and a decline in property taxes paid on foreclosed assets.

The FDIC assessment for the three months ended June 30, 2011 was $523,000, a decrease of $256,000 or 32.9% compared with $779,000 for the same period in 2010. The FDIC assessment for the six months ended June 30, 2011 was $1.4 million, a decrease of $206,000 or 13.0% compared with $1.6 million for the same period in 2010. The decrease for both periods resulted from a reduction in the FDIC assessment rate.

Other noninterest expense for the three months ended June 30, 2011 was $1.6 million, a decrease of $552,000 or 26.1% compared with the same quarter in 2010, primarily due to a lower provision for unfunded commitments and a decrease in legal fees.   Other noninterest expense for the six months ended June 30, 2011 was $4.7 million, an increase of $657,000 or 16.1% compared with the same period in 2010, primarily due to a higher provision for unfunded commitments and increased legal fees, partially offset by decreases across most functional areas.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities.  The efficiency ratio for the three months ended June 30, 2011 was 67.29%, a decrease from 81.89% for the same quarter in 2010. The decrease was primarily due to the decline in foreclosed assets expense and other noninterest expense, partially offset by the decrease in net interest income.  The Company’s efficiency ratio for the six months ended June 30, 2011 was 71.80%, compared with 74.95% for the same period in 2010. The decrease was primarily due to the decline in foreclosed assets expense, partially offset by a decrease in net interest income and an increase in noninterest expense described above.

Income Taxes. Income tax expense for the three months ended June 30, 2011 was $1.2 million, compared with $307,000 for the same period in 2010. The Company’s effective tax rate was 33.5% for the three months ended June 30, 2011 compared with 78.5% for the three months ended June 30, 2010. The decrease in the effective income tax rate in 2011 compared with 2010 was primarily the result of the effect of state income taxes. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income.  The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the six months ended June 30, 2011 was $2.3 million, compared with income tax benefit of $1.1 million for the same period in 2010. The Company’s effective tax rate was 34.1% for the six months ended June 30, 2011 compared with 25.7% for the six months ended June 30, 2010. The increase in the effective income tax rate in 2011 as compared with 2010 was primarily the result of non-deductible goodwill impairment and the effect of state income taxes.

As of June 30, 2011, the Company had approximately $16.2 million in net deferred tax assets. The Company has not provided a valuation allowance for the net deferred tax assets at June 30, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at June 30, 2011.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

Financial Condition

Loan Portfolio. Total loans at June 30, 2011 were $1.07 billion, a decrease of $79.1 million or 6.9% compared with $1.14 billion at December 31, 2010, primarily as a result of principal reductions in conjunction with decreased demand due to weakened economic conditions in the Company’s market areas. At June 30, 2011, commercial and industrial loans, real estate mortgage loans, and real estate construction loans  decreased $15.4 million, $35.6 million, and $28.6 million, respectively, compared with their respective levels at December 31, 2010. At June 30, 2011 and December 31, 2010, the ratio of total loans to total deposits was 85.85%, and 88.42%, respectively. Total loans represented 71.44% and 73.42% of total assets at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of June 30, 2011		As of December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$334,489	31.35%	$349,891	30.52%
Real estate mortgage
Residential	40,498	3.80	38,667	3.37
Commercial	681,406	63.86	718,795	62.69
	721,904	67.66	757,462	66.06
Real estate construction
Residential	6,700	0.62	10,983	0.96
Commercial	-	-	24,291	2.12
	6,700	0.62	35,274	3.08
Consumer and other	3,943	0.37	3,928	0.34
Gross loans	1,067,036	100.00%	1,146,555	100.00%
Unearned discounts, interest and deferred fees	(1,869)		(2,245)
Total loans	1,065,167		1,144,310
Allowance for loan losses	(30,393)		(33,757)
Loans, net	$1,034,774		$1,110,553

Nonperforming Assets. At June 30, 2011, total nonperforming assets consisted of $39.6 million in nonaccrual loans, $121,000 of accruing loans 90 days or more past due, $132,000 of accruing troubled debt restructurings, $21.5 million of nonaccruing troubled debt restructurings and $15.8 million in other real estate (“ORE”). Total nonperforming assets decreased $15.6 million to $77.2 million at June 30, 2011 from $92.8 million at December 31, 2010, which consisted of a reduction of $20.3 million in Texas, partially offset by a $4.7 million increase in California.

On a linked-quarter basis, total nonperforming assets decreased by $5.7 million, which consisted of a $6.9 million decrease in Texas, partially offset by a $1.2 million increase in California. The decline in nonperforming assets in Texas primarily consisted of a decrease of $12.3 million in nonaccrual loans, which was partially offset by an increase of $5.4 million in nonaccruing troubled debt restructurings (“TDRs”). The increase in nonperforming assets in California primarily consisted of an increase of $1.8 million in nonaccrual loans, partially offset by a decrease of $496,000 in ORE.

On a linked-quarter basis, ORE declined by approximately $715,000 compared with March 31, 2011, which included decreases of $219,000 in Texas and $496,000 in California.  The decrease in Texas was primarily the result of $3.4 million received from the sale of two properties and $452,000 in writeoffs on two properties, partially offset by $3.6 million in foreclosures of two properties.  The $496,000 reduction in California resulted from the sale of one property.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the six months ended June 30, 2011 or 2010.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans (1)	$39,628	$50,985
Accruing loans 90 days or more past due (1)	121	334
Troubled debt restructurings – accruing (1)	132	1,314
Troubled debt restructurings – nonaccruing (1)	21,534	20,198
Other real estate (“ORE”)	15,814	19,956
Total nonperforming assets	77,229	92,787

Total nonperforming assets to total assets	5.18%	5.95%
Total nonperforming assets to total loans and ORE	7.14%	7.97%

(1) Represents the unpaid principal balance.

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

The following is a summary of loans considered to be impaired as of the dates indicated:

As of June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Impaired loans with no allowance
Commercial and industrial	$9,697	$9,738	$—	$15,073
Real estate mortgage:
Residential	266	266	—	278
Commercial	30,765	30,821	—	35,035
Real estate construction:
Residential	—	—	—	98
Commercial	—	—	—	2,848

Impaired loans with an allowance
Commercial and industrial	$6,299	$6,305	$462	$1,749
Real estate mortgage:
Residential	—	—	—	—
Commercial	14,124	14,164	794	11,390
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total:
Commercial and industrial	$15,996	$16,043	$462	$16,822
Real estate mortgage	45,155	45,251	794	46,703
Real estate construction	—	—	—	2,946

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330

Impaired loans with an allowance
Commercial and industrial	98	98	57	1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675

For the three months ended June 30, 2011 and 2010, interest income of $96,000 and $201,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2011 and 2010, the allowance for loan losses was $30.4 million and $36.0 million, respectively, or 2.85% and 2.94% of total loans, respectively.  At December 31, 2010, the allowance for loan losses was $33.8 million, or 2.95% of total loans. Net charge-offs for the three months ended June 30, 2011 were $2.7 million or (0.26)% of total loans compared with net charge-offs of $1.2 million or (0.09)% of total loans for the three months ended June 30, 2010. The net charge-offs for the three months ended June 30, 2011, primarily consisted of $2.3 million in loans from Texas and $396,000 in loans from California.  Net charge-offs for the six months ended June 30, 2011 were $4.9 million or (0.46)% of total loans compared with net charge-offs of $3.7 million or (0.30)% of total loans for the six months ended June 30, 2010.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended June 30,
	2011		2010
	(Dollars in thousands)
Average total loans outstanding for the period	$1,073,549		$1,240,611

Total loans outstanding at end of period	$1,065,167		$1,225,022

Allowance for loan losses at beginning of period	$31,883		$34,732
Provision for loan losses	1,245		2,430
Charge-offs:
Commercial and industrial	(2,493)		(826)
Real estate mortgage	(417)		(538)
Real estate construction	—		(27)
Consumer and other	(11)		(101)

Total charge-offs	(2,921)		(1,492)

Recoveries:
Commercial and industrial	128		181
Real estate mortgage	54		149
Real estate construction	—		—
Consumer and other	4		4

Total recoveries	186		334

Net charge-offs	(2,735)		(1,158)

Allowance for loan losses at end of period	30,393		36,004

Reserve for unfunded lending commitments at beginning of period	1,703		988
Provision for unfunded lending commitments	(610)		(166)

Reserve for unfunded lending commitments at end of period	1,093		822

Allowance for credit losses at end of period	$31,486		$36,826

Ratio of net charge-offs to end of period total loans	(0.26	) %	(0.09	) %

	As of and for the Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Average total loans outstanding for the period	$1,099,546	$1,257,042

Total loans outstanding at end of period	$1,065,167	$1,225,022

Allowance for loan losses at beginning of period	$33,757	$29,403
Provision for loan losses	1,575	10,328
Charge-offs:
Commercial and industrial	(2,625)	(998)
Real estate mortgage	(3,323)	(2,127)
Real estate construction	—	(994)
Consumer and other	(31)	(166)

Total charge-offs	(5,979)	(4,285)

Recoveries:
Commercial and industrial	235	391
Real estate mortgage	65	149
Real estate construction	716	—
Consumer and other	24	18

Total recoveries	1,040	558

Net charge-offs	(4,939)	(3,727)

Allowance for loan losses at end of period	30,393	36,004

Reserve for unfunded lending commitments at beginning of period	602	1,043
Provision for unfunded lending commitments	491	(221)

Reserve for unfunded lending commitments at end of period	1,093	822

Allowance for credit losses at end of period	$31,486	$36,826

Ratio of allowance for loan losses to end of period total loans	2.85%	2.94%
Ratio of net charge-offs to end of period total loans	(0.46)%	(0.30)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	49.49%	58.63%

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At June 30, 2011, the available-for-sale securities portfolio was $173.7 million, a decrease of $2.0 million or 1.1% compared with $175.7 million at December 31, 2010. The decrease was primarily due to calls of U.S. government corporations and agencies securities and paydowns on government issued or guaranteed mortgage-backed securities, partially offset by purchases of government issued or guaranteed mortgage-backed and agency securities.  At June 30, 2011 and December 31, 2010, the held-to-maturity portfolio remained at $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. Treasury and other U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock and the investment in subsidiary trust were $6.7 million at June 30, 2011, a decrease of $220,000 or 3.2% compared with $6.9 million at December 31, 2010.

Deposits. At June 30, 2011, total deposits were $1.24 billion, a decrease of $53.4 million or 4.1% compared with $1.29 billion at December 31, 2010. The Company’s ratio of noninterest-bearing demand deposits to total deposits at June 30, 2011 and December 31, 2010 was 18.8% and 17.2%, respectively. Interest-bearing deposits at June 30, 2011 were $1.00 billion, a decrease of $64.1 million or 6.0% compared with $1.07 billion at December 31, 2010.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.  However, as a result of the Written Agreement between MetroBank and the OCC and the Consent Order issued by the FDIC and CDFI to Metro United, neither Metro United nor MetroBank can acquire, accept, renew or roll over brokered deposits without the prior approval of their respective regulators.  At June 30, 2011, brokered deposits, not including CDARS (Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service), were 3.1% of the Company's total deposits having an average maturity date of December 2012.

Junior Subordinated Debentures.  Junior subordinated debentures at June 30, 2011 and December 31, 2010 were $36.1 million. The junior subordinated debentures accrued interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. Related to these debentures, the Company entered into a forward-starting interest rate swap contract, with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate.   Under the swap, in December 2010, the Company began paying a fixed interest rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements that began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at June 30, 2011 were $36.4 million, a decrease of $20.4 million or 36.0% compared with other borrowings of $56.8 million at December 31, 2010. Other borrowings decreased primarily due to partial repayment of advances from the FHLB San Francisco.  Other borrowings at June 30, 2011 consisted of $10.0 million of advances from the FHLB of San Francisco, $25.0 million in security repurchase agreements, $1.0 million in debentures and $352,000 in Federal Reserve Treasury, Tax & Loan (“TT&L”).  The FHLB advance bears an interest rate of 0.35% and matures in October 2011. The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.  The securities collateralizing the repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter.  In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Six Months Ended	As of and for the Year Ended
	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	–	2
maximum month-end balance during the period	–	–
Interest rate at end of period	–%	–%
Interest rate during the period	–	0.73

FHLB Notes and Advances:
at end of period	$10,000	$30,000
average during the period	22,818	20,466
maximum month-end balance during the period	30,000	30,000
Interest rate at end of period	0.35%	0.49%
Interest rate during the period	0.47	0.49

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$1,000	$1,000
average during the period	1,000	889
maximum month-end balance during the period	1,000	1,000
Interest rate at end of period	5.00%	5.00%
Interest rate during the period	5.00	5.00

Federal Reserve TT&L:
at end of period	$352	$804
average during the period	573	660
maximum month-end balance during the period	742	1,075

Liquidity. The Company’s loan to deposit ratio at June 30, 2011 and 2010 was 85.85% and 90.28%, respectively. As of June 30, 2011, the Company had commitments to fund loans in the amount of $72.0 million. At this same date, the Company had stand-by letters of credit of $6.0 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $441.6 million from the FHLBs, $10.1 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2011 was $163.6 million compared with $158.8 million at December 31, 2010, an increase of $4.8 million or 3.1%. The increase was primarily the result of net income for the six months ended June 30, 2011 and an increase in other comprehensive income, partially offset by dividends paid on preferred stock.

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

The Company paid no common dividends for the six months ended June 30, 2011 and 2010.  Preferred dividends paid for the six months ended June 30, 2011 and 2010 were $1.1 million and $561,000, respectively.

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

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2011 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2011
The Company
Leverage ratio	4.00%	(1)	N/A %	11.83%
Tier 1 risk-based capital ratio	4.00		N/A	15.47
Risk-based capital ratio	8.00		N/A	16.74
MetroBank
Leverage ratio	4.00%	(2)	5.00%	11.63%
Tier 1 risk-based capital ratio	4.00		6.00	15.37
Risk-based capital ratio	8.00		10.00	16.64
Metro United
Leverage ratio	4.00%	(3)	5.00%	11.51%
Tier 1 risk-based capital ratio	4.00		6.00	14.77
Risk-based capital ratio	8.00		10.00	16.04

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2) The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3) The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

Critical Accounting Estimates

The Company has established various accounting estimates which govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s consolidated financial statements. Certain accounting estimates involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting estimates to be critical accounting estimates. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The derived fair value of Metro United was then compared with the carrying value of its equity. If the carrying value of its equity exceeded the fair value at the evaluation date, the step-one impairment test failed and the Company will perform the step-two analysis to derive the implied fair value of goodwill.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously described under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011.

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

11	Computation of Earnings Per Common Share, included as Note 5 to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data File.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: August 9, 2011		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: August 9, 2011	By:	/s/ David C. Choi
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

11	Computation of Earnings Per Common Share, included as Note 5 to the unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data File.

* Filed herewith.
** Furnished herewith.