Form 10-Q
period 2011-09-30
MetroCorp Bancshares, Inc.
filed 2011-11-10
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 4, 2011, the number of outstanding shares of Common Stock was 13,340,815.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$20,300	$21,406
Federal funds sold and other short-term investments	177,248	130,319
Total cash and cash equivalents	197,548	151,725
Securities available-for-sale, at fair value	99,227	134,369
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	50,416	41,337
Total securities available-for-sale	149,643	175,706
Securities held-to-maturity (fair value $4,504 and $4,167 at September 30, 2011 and December 31, 2010, respectively)	4,045	4,045
Other investments	6,594	6,925
Loans, net of allowance for loan losses of $29,969 and $33,757 at September 30, 2011 and December 31, 2010, respectively	1,029,196	1,110,553
Accrued interest receivable	3,906	4,682
Premises and equipment, net	5,076	5,377
Goodwill	17,327	17,327
Deferred tax asset, net	15,485	17,781
Customers' liability on acceptances	5,613	4,708
Foreclosed assets, net	23,844	19,956
Cash value of bank owned life insurance	31,070	29,988
Prepaid FDIC assessment	5,699	7,610
Other assets	2,734	2,202
Total assets	$1,497,780	$1,558,585

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$251,360	$223,105
Interest-bearing	990,132	1,071,079
Total deposits	1,241,492	1,294,184
Junior subordinated debentures	36,083	36,083
Other borrowings	36,416	56,804
Accrued interest payable	296	447
Acceptances outstanding	5,613	4,708
Other liabilities	12,158	7,592
Total liabilities	1,332,058	1,399,818
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	44,966	45,427
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,331,815 and 13,230,315 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	13,332	13,230
Additional paid-in-capital	33,753	33,178
Retained earnings	74,115	69,168
Accumulated other comprehensive loss	(444)	(2,236)
Total shareholders' equity	165,722	158,767
Total liabilities and shareholders' equity	$1,497,780	$1,558,585

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$15,364	$17,960	$46,696	$55,717
Securities:
Taxable	1,025	977	3,413	2,590
Tax-exempt	99	117	296	356
Other investments	41	57	125	207
Federal funds sold and other short-term investments	239	108	426	266
Total interest income	16,768	19,219	50,956	59,136

Interest expense:
Time deposits	1,857	2,863	6,057	9,410
Demand and savings deposits	800	1,301	2,647	4,397
Junior subordinated debentures	327	519	976	1,559
Subordinated debentures and other borrowings	259	287	803	798
Total interest expense	3,243	4,970	10,483	16,164

Net interest income	13,525	14,249	40,473	42,972
Provision for loan losses	875	4,700	2,450	15,028
Net interest income after provision for loan losses	12,650	9,549	38,023	27,944

Noninterest income:
Service fees	1,124	1,222	3,214	3,384
Loan-related fees	89	91	268	305
Letters of credit commissions and fees	143	185	492	570
Gain on securities, net	203	31	129	76
Total other-than-temporary impairments (“OTTI”) on securities	(32)	(212)	(215)	(495)
Less: Noncredit portion of “OTTI”	(2)	(48)	(20)	(135)
Net impairments on securities	(30)	(164)	(195)	(360)
Other noninterest income	287	396	1,138	1,173
Total noninterest income	1,816	1,761	5,046	5,148

Noninterest expenses:
Salaries and employee benefits	5,214	5,073	15,702	15,430
Occupancy and equipment	1,896	1,882	5,545	5,780
Foreclosed assets, net	1,222	1,088	2,741	5,367
FDIC assessment	632	881	2,016	2,471
Goodwill impairment	—	—	—	2,000
Other noninterest expense	2,471	1,935	7,217	6,024
Total noninterest expenses	11,435	10,859	33,221	37,072

Income (loss) before provision for income taxes	3,031	451	9,848	(3,980)
Provision (benefit) for income taxes	762	(186)	3,090	(1,323)
Net income (loss)	$2,269	$637	$6,758	$(2,657)

Dividends and discount – preferred stock	(601)	(605)	(1,811)	(1,805)
Net income (loss) available to common shareholders	$1,668	$32	$4,947	$(4,462)

Earnings (loss) per common share:
Basic	$0.13	$0.00	$0.38	$(0.38)
Diluted	$0.13	$0.00	$0.37	$(0.38)
Weighted average shares outstanding:
Basic	13,145	12,329	13,141	11,712
Diluted	13,234	12,345	13,216	11,712

Dividends per common share	$–	$–	$–	$–

See accompanying notes to condensed consolidated financial statements

  METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$2,269	$637	$6,758	$(2,657)

Other comprehensive income (loss), net of taxes:

Change in accumulated loss on effective cash flow hedging derivatives	(297)	(390)	(389)	(1,191)

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(21)	(135)	(138)	(316)
Less: OTTI charges recognized in net income	(20)	(105)	(125)	(231)
Net unrealized losses on investment securities with OTTI	(1)	(30)	(13)	(85)

Unrealized holding gain arising during the period	1,155	474	2,277	2,396
Less: reclassification adjustment for gain included in net income	130	20	83	49
Net unrealized gains on investment securities	1,025	454	2,194	2,347
Other comprehensive income	727	34	1,792	1,071
Total comprehensive income (loss)	$2,996	$671	$8,550	$(1,586)

See accompanying notes to condensed consolidated financial statements

 METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other compre- hensive income
	Shares	Amount	Shares	Amount	capital	earnings	(loss)	Total
Balance at December 31, 2010	45	$45,427	13,230	$13,230	$33,178	$69,168	$(2,236)	$158,767
Issuance of common stock	–	–	102	102	507	–	–	609
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	68	–	–	68
Net income	–	–	–	–	–	6,758	–	6,758
Amortization of preferred stock discount	–	107	–	–	–	(107)	–	–
Other comprehensive income	–	–	–	–	–	–	1,792	1,792
Dividends – preferred stock	–	(568)	–	–	–	(1,704)	–	(2,272)
Balance at September 30, 2011	45	$44,966	13,332	$13,332	$33,753	$74,115	$(444)	$165,722

See accompanying notes to condensed consolidated financial statements

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,758	$(2,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,070	1,224
Provision for loan losses	2,450	15,028
Impairment on securities	195	360
Goodwill impairment	—	2,000
Gain on securities transactions, net	(129)	(76)
Loss on writedown and sale of foreclosed assets	1,313	2,916
(Gain) loss on sale of premises and equipment	11	(7)
Amortization of premiums and discounts on securities, net	116	19
Amortization of deferred loan fees and discounts	(881)	(992)
Amortization of core deposit intangibles	65	95
Stock-based compensation	68	(20)
Changes in:
Accrued interest receivable	776	307
Other assets	1,911	(1,186)
Accrued interest payable	(151)	(70)
Other liabilities	4,177	1,346
Net cash provided by operating activities	17,749	18,287

Cash flows from investing activities:
Purchases of securities available-for-sale	(91,002)	(123,000)
Purchases of other investments	(2)	(50)
Proceeds from sales of securities available-for-sale	7,927	20,076
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	112,363	14,590
Proceeds from sales and maturities of other investments	333	48,135
Net change in loans	60,127	77,296
Proceeds from sale of foreclosed assets	14,460	17,573
Proceeds from sale of premises and equipment	—	9
Purchases of premises and equipment	(780)	(847)
Net cash provided by investing activities	103,426	53,782

Cash flows from financing activities:
Net change in:
Deposits	(52,692)	(64,198)
Other borrowings	(20,388)	30,692
Proceeds from issuance of common stock	—	6,899
Cash dividends paid on preferred stock	(2,272)	(1,132)
Net cash used in financing activities	(75,352)	(27,739)

Net increase in cash and cash equivalents	45,823	44,330
Cash and cash equivalents at beginning of period	151,725	108,093
Cash and cash equivalents at end of period	$197,548	$152,423

Supplemental information:
Interest paid	$10,633	$16,235
Income taxes paid	1,022	3,025
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	609	349
Foreclosed assets acquired	19,661	14,339
Loans originated to finance foreclosed assets	3,305	3,505

See accompanying notes to condensed consolidated financial statements

 METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2011
	Amortized	Unrealized						Fair
	Cost	Gains		Losses			OTTI	Value
Securities available-for-sale	(In thousands)
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$72,647		$182		$(116)	$	─	$72,713
Obligations of state and political subdivisions	3,850		212		─		─	4,062
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	57,048		1,246		─		─	58,294
Privately issued residential	943		265		(32)		(438)	738
Asset backed securities	241		54		─		(185)	110
Equity Securities
Investment in CRA funds	13,517		209		─		─	13,726
Total available-for-sale securities	$148,246		$2,168		$(148)		$(623)	$149,643

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045		$459	$	─	$	─	$4,504
Total held-to-maturity securities	$4,045		$459	$	─	$	─	$4,504

Other investments
FHLB/Federal Reserve Bank stock (1)	$5,511	$	─	$	─	$	─	$5,511
Investment in subsidiary trust (1)	1,083		─		─		─	1,083
Total other investments	$6,594	$	─	$	─	$	─	$6,594

	As of December 31, 2010
	Amortized		Unrealized					Fair
	Cost	Gains		Losses		OTTI		Value
	(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959		$196		$(1,554)	$	─	$111,601
Obligations of state and political subdivisions	4,356		57		(42)		─	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	45,285		476		(377)		─	45,384
Privately issued residential	1,564		289		(65)		(558)	1,230
Asset backed securities	342		67		─		(231)	178
Equity Securities
Investment in CRA funds	13,210		─		(268)			12,942
Total available-for-sale securities	$177,716		$1,085		$(2,306)		$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045		$122	$	─	$	─	$4,167
Total held-to-maturity securities	$4,045		$122	$	─	$	─	$4,167

Other investments
FHLB/Federal Reserve Bank stock (1)	$5,842	$	─	$	─	$	─	$5,842
Investment in subsidiary trust (1)	1,083		─		─		─	1,083
Total other investments	$6,925	$	─	$	─	$	─	$6,925
____________
(1) Represents securities with restrictions and limited marketability and are carried at cost.

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of September 30, 2011 for which other-than-temporary impairments (“OTTI”) have not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of September 30, 2011 or December 31, 2010.

	September 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$34,834	$(116)	$-	$-	$34,834	$(116)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	10	-	17	-	27	-
Privately issued residential	-	-	191	(32)	191	(32)

Total available-for-sale securities	$34,844	$(116)	$208	$(32)	$35,052	$(148)

	December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$77,784	$(1,554)	$-	$-	$77,784	$(1,554)
Obligations of state and political subdivisions	2,220	(42)	-	-	2,220	(42)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	22,674	(377)	-	-	22,674	(377)
Privately issued residential	-	-	398	(65)	398	(65)

Equity Securities
Investment in CRA funds	12,942	(268)	-	-	12,942	(268)
Total available-for-sale securities	$115,620	$(2,241)	$398	$(65)	$116,018	$(2,306)

As of September 30, 2011, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost.  The unrealized losses are largely due to price declines in U.S. government corporations and agencies securities related to overall market volatility.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline.  Management does not believe that any of the unrealized losses above are due to credit quality.  Accordingly, management believes the $148,000 of gross unrealized losses is temporary and the remaining $623,000 of OTTI represents an unrealized loss which has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and nine months ended September 30, 2011, of the credit losses component of OTTI losses that have been recognized in income related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(In thousands)
Credit losses at beginning of period	$1,564	$1,600
Additions to OTTI that were not previously recognized	4	4
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	7	25
Transfers from accumulated other comprehensive income to OTTI related to credit losses	19	166
Reclassifications from OTTI to realized losses on sales of securities	(11)	(212)
Credit losses at end of period	$1,583	$1,583

For the nine months ended September 30, 2011, credit losses of $155,000 on 12 non-agency residential mortgage-backed securities and $40,000 on two asset-backed securities were recognized. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”).  The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities for the nine months ended September 30, 2011 and 2010 (in thousands).  There were no sales or transfers of held-to-maturity securities in either period.

	Nine Months Ended September 30,
	2011	2010
Amortized cost	$7,973	$20,092
Proceeds	7,927	20,076
Gross realized gains	94	216
Gross realized losses	(140)	(232)

The Company holds mortgage-backed securities and collateralized mortgage obligations which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

At September 30, 2011, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	22,765	22,764	—	—
Within six to ten years	50,974	51,108	—	—
After ten years	2,999	3,013	4,045	4,504
Mortgage-backed securities and collateralized mortgage obligations	57,991	59,032	—	—
Total debt securities	$134,729	$135,917	$4,045	$4,504

3.	LOANS

The loan portfolio is classified by major type as follows:

	As of September 30, 2011		As of December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$345,968	32.60%	$349,891	30.52%
Real estate mortgage
Residential	39,862	3.76	38,667	3.37
Commercial	664,660	62.63	718,795	62.69
	704,522	66.39	757,462	66.06
Real estate construction
Residential	6,905	0.65	10,983	0.96
Commercial	-	0.00	24,291	2.12
	6,905	0.65	35,274	3.08
Consumer and other	3,860	0.36	3,928	0.34
Gross loans	1,061,255	100.00%	1,146,555	100.00%
Unearned discounts, interest and deferred fees	(2,090)		(2,245)
Total loans	1,059,165		1,144,310
Allowance for loan losses	(29,969)		(33,757)
Loans, net	$1,029,196		$1,110,553

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect previous direct write-downs of loans.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

September 30, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$345,968	$(751)	$1,037	$346,254
Real estate-mortgage	704,522	(1,095)	2,330	705,757
Real estate-construction	6,905	(1)	21	6,925
Consumer and other	3,860	(243)	12	3,629

Total	$1,061,255	$(2,090)	$3,400	$1,062,565

December 31, 2010	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$349,891	$(932)	$1,116	$350,075
Real estate-mortgage	757,462	(1,091)	2,653	759,024
Real estate-construction	35,274	(21)	94	35,347
Consumer and other	3,928	(201)	8	3,735

Total	$1,146,555	$(2,245)	$3,871	$1,148,181

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

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. The Company also originates two to seven year balloon residential mortgage loans with a 15 to 30 year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio.

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

 Loan review process. In addition to MetroBank’s loan portfolio review by its internal loan review department and Metro United's loan portfolio review by an external third-party company, other ongoing reviews are performed by loan officers and involves the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value, and financial strength of the borrower. Oversight of the loan review process of both Banks is the responsibility of the Audit Committee. Differences of opinion are resolved among the loan officer, compliance officer, and the Chief Credit Officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” below for additional discussion on loan grades.

MetroBank’s and Metro United’s credit department reports credit risk grade changes on a weekly basis to its management and on a monthly basis to its Board of Directors. MetroBank performs monthly concentration analyses and Metro United performs quarterly concentration analyses based on industries, collateral types and business lines. Findings are reported to the Director’s Loan Committee of MetroBank and the Directors’ Credit Committee of Metro United. Loan concentration reports based on type are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective bank.

In addition, the Company reviews the real estate values, and when necessary, orders new appraisals from independent third parties on loans collateralized by real estate when loans are renewed, prior to foreclosure and at other times as necessary, particularly in problem loan situations. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible charge-offs or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition less estimated costs to sell.

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of September 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$305,754	$565,079	$2,649	$3,629	$877,111
7 - “Special Mention”/ “Watch”	10,978	31,988	-	-	42,966
8 - “Substandard”	29,522	108,465	4,276	-	142,263
9 -“Doubtful"	-	225	-	-	225

Total	$346,254	$705,757	$6,925	$3,629	$1,062,565

As of December 31, 2010	Commercial and industrial	Real estate mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$301,919	$563,003	$12,831	$3,732	$881,485
7 - “Special Mention”/ “Watch”	8,063	45,776	3,536	-	57,375
8 - “Substandard”	40,093	149,988	18,980	3	209,064
9 -“Doubtful"	-	257	-	-	257

Total	$350,075	$759,024	$35,347	$3,735	$1,148,181

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment as of the date indicated (in thousands):

As of September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$1,442	$4,563	$12,254	$18,259	$327,995	$346,254	$-
Real estate mortgage:
Residential	106	-	261	367	39,590	39,957	-
Commercial	14,047	2,387	19,742	36,176	629,624	665,800	29
Real estate construction:
Residential	-	-	-	-	6,925	6,925	-
Commercial	-	-	-	-	-	-	-
Consumer and other	7	-	6	13	3,616	3,629	-

Total	$15,602	$6,950	$32,263	$54,815	$1,007,750	$1,062,565	$29

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	September 30, 2011	December 31, 2010
Commercial and industrial	$13,520	$16,614
Real estate mortgage:
Residential	261	286
Commercial	34,488	48,592
Real estate construction:
Residential	—	196
Commercial	—	5,193
Consumer and other	1	3

Total	$48,270	$70,884

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans as of September 30, 2011 and December 31, 2010, is presented below (in thousands):

As of September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$7,632	$7,636	$—	$12,537
Real estate mortgage:
Residential	261	261	—	272
Commercial	18,512	18,526	—	31,062
Real estate construction:
Residential	—	—	—	49
Commercial	—	—	—	1,301

Impaired loans with an allowance
Commercial and industrial	$5,888	$5,894	$275	$3,194
Real estate mortgage:
Residential	—	—	—	—
Commercial	15,976	16,007	749	7,676

Total:
Commercial and industrial	$13,520	$13,530	$275	$15,731
Real estate mortgage	34,749	34,794	749	39,010
Real estate construction	—	—	—	1,350

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330

Impaired loans with an allowance
Commercial and industrial	$98	$98	$57	$1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675

For the nine months ended September 30, 2011 and 2010, interest income of $118,000 and $84,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Troubled Debt Restructurings

Loans are classified as a troubled debt restructuring in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and/or an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.  Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  As such, the Company reassessed all loan modification occurring since January 1, 2011 for identification as a troubled debt restructuring.

The following table presents the recorded investment in troubled debt restructurings that occurred for the three and nine months ending September 30, 2011 (in thousands):

	Three months ended, September 30, 2011			Nine months ended, September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Commercial	-	-	-	1	$7,715	$7,578

As of September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  The loan identified as troubled debt restructuring by the Company was previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The modification primarily related to an interest rate reduction and a period of interest-only payments.  The loan restructured during the nine months ended September 30, 2011 is on nonaccrual status as of September 30, 2011.  Because the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.  As of September 30, 2011, commitments to lend additional funds on loans that were modified as troubled debt restructurings were insignificant.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses provides for the risk of losses inherent in the lending process and the Company allocates the allowance for loan losses according to management’s assessments of risk inherent in the portfolio. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed uncollectible in whole or in part. Recoveries are recorded when cash payments are received. In developing the assessment, the Company relies on estimates and exercises judgment regarding matters where the ultimate outcome is uncertain. Circumstances may change and future assessments of credit risk may yield materially different results, resulting in an increase or decrease in the allowance for credit losses.

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

            The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets” above. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are risk-rated as grade 8, and have well-defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are risk-rated as grade 9, and have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are risk-rated as grade 10 and are charged off.

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

Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends described above. Management of both banks review and approve their respective allowance for loan losses and the reserve for unfunded lending commitments monthly and perform a comprehensive analysis quarterly, which is also presented to each bank’s Board of Directors for approval. The allowance for credit losses is also subject to federal and California State banking regulations. The Banks’ primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment as of the date indicated (in thousands):

As of and for the three months ended September 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,136	$20,590	$490	$152	$2,025	$30,393
Provision for loan losses	527	74	(2)	12	264	875
Charge-offs	(597)	(1,350)	—	(18)	—	(1,965)
Recoveries	260	396	5	5	—	666

Allowance for loan losses at end of period	$7,325	$19,710	$493	$151	$2,289	$29,969

Ending allowance for loan losses balance for loans individually evaluated for impairment	$275	$749	$—	$—		$1,024

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,051	$18,961	$493	$151		$26,656

Loans:
Recorded investment in loans	$346,254	$705,757	$6,925	$3,629		$1,062,565

Recorded investment in loans individually evaluated for impairment	$13,520	$34,749	$—	$1		$48,270

Recorded investment in loans collectively evaluated for impairment	$332,734	$671,008	$6,925	$3,628		$1,014,295

As of and for the nine months ended September 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,187	$22,016	$1,993	$194	$1,367	$33,757
Provision for loan losses	1,865	1,907	(2,222)	(22)	922	2,450
Charge-offs	(3,222)	(4,673)	—	(49)	—	(7,944)
Recoveries	496	460	722	28	—	1,706

Allowance for loan losses at end of period	$7,326	$19,710	$493	$151	$2,289	$29,969

Ending allowance for loan losses balance for loans individually evaluated for impairment	$275	$749	$—	$—		$1,024

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,051	$18,961	$493	$151		$26,656

Loans:
Recorded investment in loans	$346,254	$705,757	$6,925	$3,629		$1,062,565

Recorded investment in loans individually evaluated for impairment	$13,520	$34,749	$—	$1		$48,270

Recorded investment in loans collectively evaluated for impairment	$332,734	$671,008	$6,925	$3,628		$1,014,295

Changes in the allowance for loan losses and unfunded lending commitments as of and for the three and nine months ended September 30, 2010 are as follows:

	As of and for the three months ended September 30, 2010	As of and for the nine months ended September 30, 2010
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$36,004	$29,403
Provision for loan losses	4,700	15,028
Charge-offs	(6,115)	(10,400)
Recoveries	55	613
Allowance for loan losses at end of period	34,644	34,644

Reserve for unfunded lending commitments at beginning of period	822	1,043
Provision for unfunded lending commitments	(110)	(331)
Reserve for unfunded lending commitments at end of period	712	712

Allowance for credit losses	$35,356	$35,356

4.	GOODWILL

As of September 30, 2011 and December 31, 2010, gross goodwill, accumulated impairment losses, and net goodwill were $21.8 million, $4.5 million, and $17.3 million, respectively. As of January 1, 2010, gross goodwill, accumulated impairment losses, and net goodwill were $21.8 million, $2.5 million, and $19.3 million, respectively. Impairment losses for the year ending December 31, 2010 were $2.0 million.  There were no impairment losses for the nine months ending September 30, 2011.

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment. Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

Annual Evaluation

The Company completed its 2011 annual impairment test based on information as of August 31, 2011. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and quoted stock prices for the Company and guideline banks to estimate the fair value of Metro United.

Due to the staleness of the bank transaction multiples and fluctuations in market capitalization of peer banks used in the market methods, management puts more weight on the income approach for the step-one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company which was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

Under the discounted cash flow method, the Company used an average growth rate of 6.5% on assets for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $9.8 million greater than carrying value, an 11% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $9.8 million less than the carrying value.

 The derived fair value of Metro United was compared with the carrying value of its equity. The fair value at the evaluation date exceeded the carrying value, therefore the Company determined there was no impairment of goodwill as of that date.

Goodwill impairment, if any, is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

5.	EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended September 30, 2011 and 2010, there were 1,231,972 and 1,700,989 antidilutive stock options, respectively.  For the nine months ended September 30, 2011 and 2010, there were 1,233,180 and 1,790,307 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders	$1,668	$32	$4,947	$(4,462)

Weighted average common shares in basic EPS	13,145	12,329	13,141	11,712
Effect of dilutive securities	89	16	75	—
Weighted average common and potentially dilutive common shares used in diluted EPS	13,234	12,345	13,216	11,712

Earnings (loss) per common share:
Basic	$0.13	$0.00	$0.38	$(0.38)
Diluted	$0.13	$0.00	$0.37	$(0.38)

6.	COMMITMENTS AND CONTINGENCIES

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

            The contractual amount of the Company’s financial instruments with off-balance sheet risk as of September 30, 2011 and December 31, 2010 is presented below:

	As of September 30, 2011	As of December 31, 2010
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$74,700	$63,967
Standby letters of credit	15,248	5,137
Commercial letters of credit	6,027	5,019
Operating leases	7,526	8,698
Total financial instruments with off-balance sheet risk	$103,501	$82,821

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

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock, and in the third quarter of 2011 paid the dividend that was deferred from the second quarter of 2010.  The payment of future dividends paid by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

The Company paid no common dividends for the nine months ended September 30, 2011 and 2010.  Preferred dividends paid for the nine months ended September 30, 2011 and 2010 were $2.3 million and $1.1 million, respectively.

8.	REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of September 30, 2011, no dividends could be paid by the Company, or by MetroBank and Metro United to the Company without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, pursuant to the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of December 31, 2010, Metro United's Tier 1 leverage ratio was 9.84% and its total risk-based capital ratio was 14.28%. As of September 30, 2011, Metro United's Tier 1 leverage ratio was 11.75% and its total risk-based capital ratio was 16.15%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

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

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2011, that the Company and the Banks met all capital adequacy requirements to which they were subject.

             As of September 30, 2011, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

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

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of September 30, 2011 to the minimum and well-capitalized regulatory standards:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$192,890	16.93%	$91,151	8.00%	$	N/A	N/A	%
MetroBank, N.A.	137,797	16.33	67,489	8.00		84,361	10.00
Metro United Bank	47,641	16.15	23,603	8.00		29,504	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	178,345	15.65	45,576	4.00		N/A	N/A
MetroBank, N.A.	126,992	15.05	33,745	4.00		50,617	6.00
Metro United Bank	43,910	14.88	11,802	4.00		17,703	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	178,345	12.03	59,301	4.00		N/A	N/A
MetroBank, N.A.	126,992	11.42	44,464	4.00		55,580	5.00
Metro United Bank	43,910	11.75	14,954	4.00		18,693	5.00
As of December 31, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$184,573	15.13%	$97,599	8.00%	$	N/A	N/A	%
MetroBank, N.A.	133,737	14.92	71,727	8.00		89,658	10.00
Metro United Bank	46,141	14.28	25,840	8.00		32,300	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	169,087	13.86	48,799	4.00		N/A	N/A
MetroBank, N.A.	122,366	13.65	35,863	4.00		53,795	6.00
Metro United Bank	42,031	13.01	12,920	4.00		19,380	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	169,087	10.75	62,893	4.00		N/A	N/A
MetroBank, N.A.	122,366	10.64	46,003	4.00		57,503	5.00
Metro United Bank	42,031	9.84	17,089	4.00		21,361	5.00

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The balance of and changes in each component of accumulated other comprehensive income (loss) as of and for the nine months ended September 30, 2011 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(949)	$(977)	$(310)	$(2,236)
Current period change	(389)	(13)	2,194	1,792

Balance September 30, 2011	$(1,338)	$(990)	$1,884	$(444)

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

            The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2011 and December 31, 2010 are presented in the following table (in thousands).

	September 30, 2011		December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(2,091)	$17,500	$(1,483)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$247	$—	$—

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

Amounts included in the Condensed Consolidated Statements of Operations and in the Condensed Consolidated Statement of Comprehensive Income for the period related to the interest rate derivative designated as a hedge of cash flows were as follows.  There were no interest rate derivatives designated as hedges of fair value at September 30, 2011.

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended September 30, 2011	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(464)	$(464)

Three months ended September 30, 2010
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(609)	$(609)

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Nine months ended September 30, 2011	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(608)	$(608)

Nine months ended September 30, 2010
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(1,861)	$(1,861)

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-hedging interest rate derivative:
Other non-interest income	$(348)	$—	$(337)	$—

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are generally executed with a Credit Support Annex, (“CSA”), which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  CSA agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. There was no CSA on the interest rate cap contract because the counterparty was the FHLB of Dallas, a government sponsored enterprise. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. The Company’s credit exposure on the interest rate cap is the value of the expected interest payments that would be collected over the life of the cap contract.   Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at September 30, 2011.  The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million and $2.1 million at September 30, 2011 and December 31, 2010, respectively.

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

            The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011				For the three months ended September 30, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$12,680	$4,081	$7	$16,768	$14,237	$4,965	$17	$19,219
Total interest expense	2,147	757	339	3,243	3,446	992	532	4,970

Net interest income	$10,533	$3,324	$(332)	$13,525	10,791	3,973	(515)	14,249
Provision for loan losses	550	325	—	875	4,300	400	—	4,700

Net interest income after provision for loan losses	9,983	2,999	(332)	12,650	6,491	3,573	(515)	9,549
Noninterest income	2,092	55	(331)	1,816	1,990	72	(301)	1,761
Noninterest expenses	8,539	2,850	46	11,435	8,242	2,589	28	10,859

Income (loss) before income tax provision	3,536	204	(709)	3,031	239	1,056	(844)	451
Provision (benefit) for income taxes	915	83	(236)	762	(109)	320	(397)	(186)

Net income (loss)	$2,621	$121	$(473)	$2,269	$348	$736	$(447)	$637

	For the nine months ended September 30, 2011				For the nine months ended September 30, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$38,370	$12,567	$19	$50,956	$43,353	$15,734	$49	$59,136
Total interest expense	7,075	2,395	1,013	10,483	10,706	3,867	1,591	16,164

Net interest income	$31,295	$10,172	$(994)	$40,473	32,647	11,867	(1,542)	42,972
Provision for loan losses	2,050	400	—	2,450	10,300	4,728	—	15,028

Net interest income after provision for loan losses	29,245	9,772	(994)	38,023	22,347	7,139	(1,542)	27,944
Noninterest income	5,841	198	(993)	5,046	5,827	254	(933)	5,148
Noninterest expenses	25,037	8,095	89	33,221	26,387	10,592	93	37,072

Income before income tax provision	10,049	1,875	(2,076)	9,848	1,787	(3,199)	(2,568)	(3,980)
Provision (benefit) for income taxes	3,008	776	(694)	3,090	205	(622)	(906)	(1,323)

Net income (loss)	$7,041	$1,099	$(1,382)	$6,758	$1,582	$(2,577)	$(1,662)	$(2,657)

	As of September 30, 2011				As of September 30, 2010
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other		Consolidated Company
	(In thousands)
Net loans	$737,313	$291,883	$—	$1,029,196	$817,697	$321,226	$	─	$1,138,923
Total assets	1,110,963	388,897	(2,080)	1,497,780	1,162,650	410,251		(5,442)	1,567,459
Deposits	939,206	315,577	(13,291)	1,241,492	995,184	319,337		(14,552)	1,299,969

12.	FAIR VALUE

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

            The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2011 and December 31, 2010:

	Fair Value Measurements, using
September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
	(In thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$72,713	$–	$72,713
Obligations of state and political subdivisions	–	4,062	–	4,062
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	–	58,294	–	58,294
Privately issued residential	–	738	–	738
Asset backed securities	–	110	–	110
Investment in CRA funds	13,726	–	–	13,726
Total available-for-sale securities	13,726	135,917	–	149,643
Derivative assets
Interest rate cap	–	247	–	247
Total assets measured at fair value on a recurring basis	$13,726	$136,164	$–	$149,890

Derivative liabilities
Interest rate swap	$–	$(2,091)	$–	$(2,091)

December 31, 2010
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$111,601	$–	$111,601
Obligations of state and political subdivisions	–	4,371	–	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	–	45,384	–	45,384
Privately issued residential	–	1,230	–	1,230
Asset backed securities	–	178	–	178
Investment in CRA funds	12,942	—	–	12,942
Total available-for-sale securities	$12,942	$162,764	$–	$175,706

Derivative liabilities
Interest rate swap	$–	$(1,483)	$–	$(1,483)

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

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Level 2	Level 3	Level 2	Level 3
Assets
Goodwill	$-	$17,327	$-	$17,327
Foreclosed assets	-	23,844	-	19,956
Impaired loans (1)	20,876	-	7,121	-
(1) Impaired loans represent collateral dependent impaired loans with a specific valuation reserve.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 related to assets held at those dates (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Losses related to:
Goodwill	$—	$—	$—	$2,000
Foreclosed assets (1)	948	551	1,591	3,178
Impaired loans (2)	369	105	3,905	105
(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2) Losses on impaired loans represent charge-offs which were netted against the allowance for loan losses.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011		As of December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$197,548	$197,548	$151,725	$151,725
Investment securities available-for-sale	149,643	149,643	175,706	175,706
Investment securities held-to-maturity	4,045	4,504	4,045	4,167
Other investments	6,594	6,594	6,925	6,925
Loans held-for-investment, net	1,029,196	941,575	1,110,553	990,818
Cash value of bank owned life insurance	31,070	31,070	29,988	29,988
Accrued interest receivable	3,906	3,906	4,682	4,682
Interest rate cap	247	247	—	—

Financial Liabilities
Deposits
Transaction accounts	726,198	726,198	707,000	707,000
Time deposits	515,294	512,727	587,184	586,342
Total deposits	1,241,492	1,238,925	1,294,184	1,293,342
Other borrowings	36,416	38,906	56,804	59,028
Junior subordinated debentures	36,083	36,083	36,083	36,083
Interest rate swap	2,091	2,091	1,483	1,483
Accrued interest payable	296	296	447	447

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	216	—	179
Standby letters of credit	—	103	—	13

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

Loans. The fair value of loans originated by the Banks is estimated by discounting the expected future cash flows using the current interest rates at which similar loans with similar terms would be made (as opposed to the exit price concept of fair value). The presence of floors on a large portion of the variable rate loans has supported the yields above current market levels and is the key factor causing the fair value of the variable rate loans with floors to exceed the book value. The fair value of the remainder of the variable rate loans approximates the carrying value while fixed rate loans are generally above the carrying values. Using these results, valuation adjustments are made for specific credit risks as well as general portfolio credit and market risks to arrive at the fair value.

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

Income tax expense for the three months ended September 30, 2011 was $762,000, compared with income tax benefit of $186,000 for the same period in 2010. The Company’s effective tax rate was 25.14% for the three months ended September 30, 2011 compared with 41.24% for the three months ended September 30, 2010. The decrease in the effective income tax rate in 2011 as compared with 2010 was primarily the result of the effect of state income taxes. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income.  Additionally, during the third quarter of 2011, the Company realized a benefit on a refund of Texas margin taxes for a contested prior period. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the nine months ended September 30, 2011 was $3.1 million, compared with income tax benefit of $1.3 million for the same period in 2010. The Company’s effective tax rate was 31.38% for the nine months ended September 30, 2011 compared with 33.24% for the nine months ended September 30, 2010. The increase in the effective income tax rate in 2011 as compared with 2010 was primarily the result of non-deductible goodwill impairment and the effect of state income taxes.

As of September 30, 2011, the Company had approximately $15.5 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at September 30, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at September 30, 2011.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

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

Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessments, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The new authoritative accounting guidance under ASU 2011-08 will be effective for the Company on January 1, 2012 and is not expected to have an impact on the Company's financial condition, results of operations, or cash flows.

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

ASU No. 2011-02, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)."  ASU 2011-02 provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The new authoritative accounting guidance under ASU 2011-02 will be effective for the Company on July 1, 2011 and will be applied retrospectively to restructurings occurring on or after January 1, 2011.  At the same time the Company adopts ASU 2011-002, it will be required to disclose the activity-based information about troubled debt restructurings that was previously deferred by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The new authoritative accounting guidance under ASU 2011-02 and ASU 2011-01 did not have an impact on the Company's financial condition, results of operations, or cash flows.

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

ASU No. 2010-28, "Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new authoritative accounting guidance under ASU 2010-28 was effective for the Company on January 1, 2011 and did not have an impact on the Company's financial condition, results of operations, or cash flows.

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

Overview

The Company recorded net income of $2.3 million for the three months ended September 30, 2011, an increase of $1.6 million compared with the same quarter in 2010. The Company’s diluted earnings per common share for the three months ended September 30, 2011 was $0.13, an increase of $0.13 per diluted common share compared with $0.00 for the same quarter in 2010. Diluted earnings (loss) per common share is computed by dividing net income (after deducting dividends and accretion of discount on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends accrued and discount accreted were $601,000 or $0.05 per diluted share, and $605,000 or $0.05 per diluted share for the three months ended September 30, 2011 and 2010, respectively. The Company recorded net income of $6.8 million for the nine months ended September 30, 2011, an increase of $9.4 million compared with a net loss of $2.7 million for the same period in 2010. The Company’s diluted earnings per common share for the nine months ended September 30, 2011 was $0.37, an increase of $0.75 per diluted share compared with diluted loss per common share of ($0.38) for the same period in 2010.  Preferred stock dividends accrued and discount accreted were $1.8 million or $0.14 per diluted share and $1.8 million or $0.15 per diluted share for the nine months ended September 30, 2011 and 2010, respectively. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.50 billion at September 30, 2011, a decrease of $60.8 million or 3.9% from $1.56 billion at December 31, 2010. Available-for-sale investment securities at September 30, 2011 were $149.6 million, a decrease of $26.1 million or 14.8% from $175.7 million at December 31, 2010. Net loans at September 30, 2011 were $1.03 billion, a decrease of $81.4 million or 7.3% from $1.11 billion at December 31, 2010. Total deposits at September 30, 2011 were $1.24 billion, a decrease of $52.7 million or 4.1% from $1.29 billion at December 31, 2010. Other borrowings at September 30, 2011 were $36.4 million, a decrease of $20.4 million or 35.9% from $56.8 million at December 31, 2010. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2011 and 2010 was 0.60% and 0.16%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2011 and 2010 was 5.44% and 1.60%, respectively. The Company’s ROAA for the nine months ended September 30, 2011 and 2010 was 0.60% and (0.22)%, respectively. The Company’s ROAE for the nine months ended September 30, 2011 and 2010 was 5.55% and (2.25)%, respectively.   Shareholders’ equity at September 30, 2011 was $165.7 million compared with $158.8 million at December 31, 2010, an increase of $6.9 million or 4.4%.  Details of the changes in the various balance sheet items are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2011, net interest income, before the provision for loan losses, was $13.5 million, a decrease of $724,000 or 5.1% compared with $14.2 million for the same period in 2010, due primarily to a decline in average total loans and yields, partially offset by lower volume and cost of deposits. Average interest-earning assets for the three months ended September 30, 2011 were $1.40 billion, a decrease of $98.2 million or 6.5% compared with $1.50 billion for the same period in 2010, primarily due to lower loan volume, partially offset by growth in taxable securities and federal funds sold and interest-bearing deposits.  The weighted average yield on interest-earning assets for the third quarter of 2011 was 4.74%, a decrease of 34 basis points compared with 5.08% for the same quarter in 2010. Average interest-bearing liabilities for the three months ended September 30, 2011 were $1.08 billion, a decrease of $144.7 million or 11.8% compared with $1.23 billion for the same period in 2010, primarily due to declines in time deposits, savings and money market accounts, and other borrowings. The weighted average interest rate paid on interest-bearing liabilities for the third quarter 2011 was 1.19%, a decrease of 42 basis points compared with 1.61% for the same quarter in 2010.

For the nine months ended September 30, 2011, net interest income, before the provision for loan losses, was $40.5 million, a decrease of $2.5 million or 5.8% compared with $43.0 million for the same period in 2010, primarily due to a decline in average total loans and yields, partially offset by lower volume and cost of deposits. Average interest-earning assets for the nine months ended September 30, 2011 were $1.42 billion, a decrease of $82.6 million or 5.5% compared with $1.50 billion for the same period in 2010, primarily due to lower loan volume, partially offset by growth in taxable securities and federal funds sold and interest-bearing deposits. The weighted average yield on interest-earning assets for the nine months ended September 30, 2011 was 4.80%, down 46 basis points compared with 5.26% for the same period in 2010.  Average interest-bearing liabilities for the nine months ended September 30, 2011 were $1.11 billion, a decrease of $128.5 million or 10.4% compared with $1.24 billion for the same period in 2010, primarily due to a decline in time deposits and savings and money market accounts. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2011 was 1.27%, down 48 basis points compared with 1.75% for the same period in 2010.

The net interest margin for the three months ended September 30, 2011 was 3.83%, an increase of six basis points compared with 3.77% for the same period in 2010. The yield on average earning assets decreased 34 basis points, and the cost of average earning assets decreased 40 basis points for the same periods.  The net interest margin for the nine months ended September 30, 2011 was 3.81%, a decrease of one basis point compared with 3.82% for the same period in 2010. The yield on average earning assets decreased 46 basis points, and the cost of average earning assets decreased 45 basis points for the same periods.  The decrease in yield and cost of earning assets for the three and nine months ended September 30, 2011 was due primarily to a decline in average total loans and yields, partially offset by lower volume and cost of deposits.

Total Interest Income. Total interest income for the three months ended September 30, 2011 was $16.8 million, a decrease of  $2.4 million or 12.8% compared with $19.2 million for the same period in 2010.  Total interest income for the nine months ended September 30, 2011 was $51.0 million, a decrease of $8.1 million or 13.8% compared with $59.1 million for the same period in 2010. The decrease for both periods was primarily due to lower loan volume and loan yield, partially offset by an increase in the volume of taxable securities and federal funds sold and other short-term investments.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2011 was $15.4 million, a decrease of $2.6 million or 14.5% compared with $18.0 million for the same quarter in 2010. Average total loans for the three months ended September 30, 2011 were $1.06 billion compared with $1.20 billion for the same period in 2010, a decrease of $140.7 million or 11.7%. For the third quarter of 2011, the average yield on loans was 5.74%, a decrease of 18 basis points compared with 5.92% for the same quarter in 2010. Interest income from loans for the nine months ended September 30, 2011 was $46.7 million, a decrease of $9.0 million or 16.2% compared with $55.7 million for the same period in 2010. The decrease for the three and nine months ended September 30, 2011 was the result of lower loan volume and yields.   Average total loans for the nine months ended September 30, 2011 were $1.09 billion, a decrease of $152.0 million or 12.3% compared with average total loans for the same period in 2010 of $1.24 billion. For the nine months ended September 30, 2011, the yield on average total loans was 5.74%, a decrease of 27 basis points compared with 6.01% for the same period in 2010.

Approximately $817.4 million or 77.0% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  For the nine months ended  September 30, 2011, the average yield on total loans was approximately 249 basis points above the prime rate primarily because of interest rate floors.   At September 30, 2011, approximately $635.0 million in loans or 59.8% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.08%.  At September 30, 2010, variable rate loans with interest rate floors comprised 55.7% of the total loan portfolio and carried a weighted average interest rate of 6.29%.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended September 30, 2011 was $1.4 million, an increase of $145,000 or 11.5% compared with $1.3 million for the same period in 2010.  Average total investments for the three months ended September 30, 2011 were $340.5 million compared with average total investments for the same period in 2010 of $298.0 million, an increase of $42.5 million or 14.3%.  The increase in average total investments for both periods was primarily the result of an increase in taxable investment securities, and in federal funds sold and other short-term investments.  For the third quarter 2011, the average yield on total investments was 1.64% compared with 1.68% for the same quarter in 2010, a decrease of four basis points primarily due to the addition of lower yielding securities.

Interest income from investments for the nine months ended September 30, 2011 was $4.3 million, an increase of $841,000 or 24.6% compared with $3.4 million for the same period in 2010, primarily due to an increase in taxable investment securities.  Average total investments for the nine months ended September 30, 2011 were $332.8 million compared with average total investments for the same quarter in 2010 of $263.5 million, an increase of $69.3 million or 26.3%. The increase was primarily the result of an increase in taxable investment securities, and in federal funds sold and other short-term investments.  For the nine months ended September 30, 2011, the average yield on investments was 1.71% compared with 1.73% for the same quarter in 2010, a decrease of two basis points.

Total Interest Expense. Total interest expense for the three months ended September 30, 2011 was $3.2 million, a decrease of $1.8 million or 34.7% compared with $5.0 million for the same period in 2010. Total interest expense for the nine months ended September 30, 2011 was $10.5 million, a decrease of $5.7 million or 35.1% compared with $16.2 million for the same period in 2010. Interest expense decreased for both the three and nine months ended September 30, 2011 primarily due to lower deposit volume and deposit cost and lower interest cost on the junior subordinated debentures.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended September 30, 2011 was $2.7 million, a decrease of $1.5 million or 36.2% compared with $4.2 million for the same period in 2010. Average interest-bearing deposits for the three months ended September 30, 2011 were $1.01 billion compared with $1.13 billion for the same period in 2010, a decrease of $124.3 million or 11.0%. The average interest rate paid on interest-bearing deposits for the third quarter of 2011 was 1.05% compared with 1.46% for the same quarter in 2010, a decrease of 41 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2011 was $8.7 million, a decrease of $5.1 million or 37.0% compared with $13.8 million for the same period in 2010.  Average interest-bearing deposits for the nine months ended September 30, 2011 were $1.03 billion compared with the same period in 2010 of $1.16 billion, a decrease of $129.7 million or 11.2%. The average interest rate incurred on interest-bearing deposits for the nine months ended September 30, 2011 was 1.13% compared with 1.60% for the same period in 2010, a decrease of 47 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended September 30, 2011 was $327,000, a decrease of $192,000 or 37.0% from $519,000 at September 30, 2010. Interest expense on junior subordinated debentures for the nine months ended September 30, 2011 was $976,000, a decrease of $583,000 or 37.4% from $1.6 million at September 30, 2010. The decline for both periods was due to the unhedged portion of the debt converting from fixed rate to variable rate.  Average junior subordinated debentures for the three and nine months ended September 30, 2011 and 2010 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three months ended September 30, 2011 and 2010 was 3.55% and 5.76%, respectively. The average interest rate incurred on junior subordinated debentures for the nine months ended September 30, 2011 and 2010 was 3.57% and 5.76%, respectively.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended September 30, 2011 was $259,000, a decrease of $28,000 compared with $287,000 for the same period in 2010. Interest expense on other borrowed funds for the nine months ended September 30, 2011 was $803,000, an increase of $5,000 compared with $798,000 for the same period in 2010.  Average borrowed funds, consisting primarily of security repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”), for the three months ended September 30, 2011 were $36.4 million a decrease of $20.4 million compared with $56.8 million for the same period in 2010. Other borrowings decreased primarily due to partial repayment of FHLB San Francisco advances in the second quarter of 2011.  The average interest rate paid on borrowed funds for the third quarter of 2011 was 2.82% compared with 2.00% for the same quarter in 2010.   Average borrowed funds for the nine months ended September 30, 2011 were $45.0 million, an increase of $1.2 million compared with $43.8 million for the same period in 2010, primarily due to an increase in FHLB San Francisco borrowings.  The average interest rate paid on borrowed funds for the nine months ended September 30, 2011 was 2.39% compared with 2.44% for the same period in 2010.

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

	For The Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,062,275	$15,364	5.74%	$1,203,013	$17,960	5.92%
Taxable securities	154,764	1,025	2.63	126,875	977	3.06
Tax-exempt securities	8,310	99	4.73	10,057	117	4.62
Other investments (2)	6,650	41	2.45	8,625	57	2.62
Federal funds sold and other short-term investments	170,823	239	0.56	152,402	108	0.28
Total interest-earning assets	1,402,822	16,768	4.74	1,500,972	19,219	5.08
Allowance for loan losses	(30,718)			(37,568)
Total interest-earning assets, net of allowance for loan losses	1,372,104			1,463,404
Noninterest-earning assets	132,789			140,480
Total assets	$1,504,893			$1,603,884

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$65,145	$36	0.22%	$55,481	$65	0.46%
Savings and money market accounts	419,541	764	0.72	461,140	1,236	1.06
Time deposits	523,484	1,857	1.41	615,808	2,863	1.84
Junior subordinated debentures	36,083	327	3.55	36,083	519	5.76
Other borrowings	36,385	259	2.82	56,791	287	2.00
Total interest-bearing liabilities	1,080,638	3,243	1.19	1,225,303	4,970	1.61
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	241,394			202,780
Other liabilities	17,466			17,680
Total liabilities	1,339,498			1,445,763

Shareholders' equity	165,395			158,121
Total liabilities and shareholders' equity	$1,504,893			$1,603,884

Net interest income		$13,525			$14,249
Net interest spread			3.55%			3.47%
Net interest margin			3.83%			3.77%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,086,860	$46,696	5.74%	$1,238,835	$55,717	6.01%
Taxable securities	164,262	3,413	2.78	105,514	2,590	3.28
Tax-exempt securities	8,369	296	4.73	10,160	356	4.68
Other investments (2)	6,775	125	2.47	14,489	207	1.91
Federal funds sold and other short-term investments	153,431	426	0.37	133,312	266	0.27
Total interest-earning assets	1,419,697	50,956	4.80	1,502,310	59,136	5.26
Allowance for loan losses	(32,514)			(34,766)
Total interest-earning assets, net of allowance for loan losses	1,387,183			1,467,544
Noninterest-earning assets	130,714			143,530
Total assets	$1,517,897			$1,611,074

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$61,791	$163	0.35%	$55,317	$206	0.50%
Savings and money market accounts	413,618	2,484	0.80	464,788	4,191	1.21
Time deposits	550,591	6,057	1.47	635,628	9,410	1.98
Junior subordinated debentures	36,083	976	3.57	36,083	1,559	5.76
Other borrowings	45,008	803	2.39	43,771	798	2.44
Total interest-bearing liabilities	1,107,091	10,483	1.27	1,235,587	16,164	1.75
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	231,937			201,916
Other liabilities	16,129			16,011
Total liabilities	1,355,157			1,453,514
Shareholders' equity	162,740			157,560
Total liabilities and shareholders' equity	$1,517,897			$1,611,074

Net interest income		$40,473			$42,972
Net interest spread			3.53%			3.51%
Net interest margin			3.81%			3.82%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 vs 2010			2011 vs 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$(2,101)	$(495)	$(2,596)	$(6,835)	$(2,186)	$(9,021)
Taxable securities	215	(167)	48	1,442	(619)	823
Tax-exempt securities	(20)	2	(18)	(63)	3	(60)
Other investments	(13)	(3)	(16)	(110)	28	(82)
Federal funds sold and other short-term investments	13	118	131	40	120	160
Total decrease in interest income	(1,906)	(545)	(2,451)	(5,526)	(2,654)	(8,180)

Interest-bearing liabilities:
Interest-bearing demand deposits	11	(40)	(29)	24	(67)	(43)
Savings and money market accounts	(111)	(361)	(472)	(461)	(1,246)	(1,707)
Time deposits	(429)	(577)	(1,006)	(1,259)	(2,094)	(3,353)
Junior subordinated debentures	-	(192)	(192)	-	(583)	(583)
Other borrowings	(103)	75	(28)	23	(18)	5
Total decrease in interest expense	(632)	(1,095)	(1,727)	(1,673)	(4,008)	(5,681)

Increase (decrease) in net interest income	$(1,274)	$550	$(724)	$(3,853)	$1,354	$(2,499)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2011 was $875,000, a decrease of $3.8 million compared with $4.7 million for the same period in 2010.  The provision for loan losses for the nine months ended September 30, 2011 was $2.5 million, a decrease of $12.5 million compared with $15.0 million for the same period in 2010.  The decrease for the three and nine months ended September 30, 2011 was primarily due to a decrease in nonperforming assets, as well as a reduction in total loans. The allowance for loan losses as a percent of total loans was 2.83% at September 30, 2011, 2.95% at December 31, 2010, and 2.95% at September 30, 2010.

Noninterest Income.  Noninterest income for the three months ended September 30, 2011 and 2010 was $1.8 million. Noninterest income for the nine months ended September 30, 2011 was $5.0 million, a decrease of $102,000 or 2.0% compared with the same period in 2010.   The decrease was primarily due to a decline in service fees, partially offset by a decline in securities impairment.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2011 was $11.4 million, an increase of $576,000 or 5.3% compared with the same period in 2010.  The increase was mainly the result of higher other noninterest expenses, foreclosed assets expense, and salaries and employee benefits, partially offset by a decrease in the FDIC assessment. Other noninterest expense increased primarily as a result of a higher provision for unfunded commitments, and increased legal fees and consulting fees.

Noninterest expense for the nine months ended September 30, 2011 was $33.2 million, a decrease of $3.9 million or 10.4% compared with the same period in 2010.  The decrease was primarily the result of lower foreclosed assets expense, a $2.0 million goodwill impairment charge that was recorded in the first quarter of 2010 and lower FDIC assessment, partially offset by an increase in other noninterest expense.  Other noninterest expense increased primarily as a result of a higher provision for unfunded commitments,  and increased legal fees and consulting fees.

Salaries and employee benefits expense for the three months ended September 30, 2011 was $5.2 million, an increase of $141,000 or 2.8% compared with $5.1 million for the same period in 2010. The increase was primarily due to higher bonus accrual, partially offset by a decrease in employee healthcare expenses.  Salaries and employee benefits expense for the nine months ended September 30, 2011 was $15.7 million, an increase of $272,000 or 1.8% compared with $15.4 million for the same period in 2010.  The increase was primarily due to higher bonus accrual, partially offset by a decrease in stock-based compensation costs.

Foreclosed assets expense for the three months ended September 30, 2011 was $1.2 million, an increase of $134,000 or 12.3% compared with $1.1 million for the same period in 2010, primarily due to an increase in writedowns on foreclosed properties. Foreclosed assets expense for the nine months ended September 30, 2011 was $2.7 million, a decrease of $2.7 million or 48.9% compared with $5.4 million for the same period in 2010.  The decrease was primarily the result of a reduction in writedowns on foreclosed properties and a decline in property taxes paid on foreclosed assets.

The FDIC assessment for the three months ended September 30, 2011 was $632,000, a decrease of $249,000 or 28.3% compared with $881,000 for the same period in 2010. The FDIC assessment for the nine months ended September 30, 2011 was $2.0 million, a decrease of $455,000 or 18.4% compared with $2.5 million for the same period in 2010. The decrease for both periods resulted from a reduction in the FDIC assessment rate.

Other noninterest expense for the three months ended September 30, 2011 was $2.5 million, an increase of $536,000 or 27.7% compared with the same quarter in 2010.  Other noninterest expense for the nine months ended September 30, 2011 was $7.2 million, an increase of $1.2 million or 19.8% compared with the same period in 2010. The increase for both periods was primarily due to a higher provision for unfunded commitments, legal fees and consulting fees.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions and goodwill impairment, by net interest income plus noninterest income, excluding impairment on securities.  The efficiency ratio for the three months ended September 30, 2011 was 74.39%, an increase from 67.14% for the same quarter in 2010. The increase was primarily due to increases in the provision for unfunded commitments, legal fees, consulting fees and foreclosed assets expense.  The Company’s efficiency ratio for the nine months ended September 30, 2011 was 72.67%, compared with 72.34% for the same period in 2010.

Income Taxes. Income tax expense for the three months ended September 30, 2011 was $762,000, compared with income tax benefit of $186,000 for the same period in 2010. The Company’s effective tax rate was 25.14% for the three months ended September 30, 2011 compared with 41.24% for the three months ended September 30, 2010. The decrease in the effective income tax rate in 2011 as compared with 2010 was primarily the result of the effect of state income taxes. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. Additionally, during the third quarter of 2011, the Company realized a benefit on a refund of Texas margin taxes for a contested prior period.  The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the nine months ended September 30, 2011 was $3.1 million, compared with income tax benefit of $1.3 million for the same period in 2010. The Company’s effective tax rate was 31.38% for the nine months ended September 30, 2011 compared with 33.24% for the nine months ended September 30, 2010. The increase in the effective income tax rate in 2011 as compared with 2010 was primarily the result of non-deductible goodwill impairment and the effect of state income taxes.

As of September 30, 2011, the Company had approximately $15.5 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at September 30, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Because of historical losses that were recorded by the Company for the years ended December 31, 2009 and 2010, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2009 and 2010, the Company is in a three-year cumulative pretax loss position at September 30, 2011.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  The Company has concluded that there is sufficient positive evidence to overcome this negative evidence.  The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies to fully realize its deferred tax asset.  The Company has projected its pretax earnings based upon business that the Company intends to conduct going forward, which in the past has produced steady and strong earnings.  During 2009 and 2010, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn cycle.  The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

Financial Condition

Loan Portfolio. Total loans at September 30, 2011 were $1.06 billion, a decrease of $85.1 million or 7.4% compared with $1.14 billion at December 31, 2010, primarily as a result of principal reductions in conjunction with decreased demand due to weakened economic conditions in the Company’s market areas. At September 30, 2011, commercial and industrial loans, real estate mortgage loans, and real estate construction loans decreased $3.9 million, $52.9 million, and $28.4 million, respectively, compared with their respective levels at December 31, 2010. At September 30, 2011 and December 31, 2010, the ratio of total loans to total deposits was 85.31%, and 88.42%, respectively. Total loans represented 70.72% and 73.42% of total assets at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of September 30, 2011		As of December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$345,968	32.60%	$349,891	30.52%
Real estate mortgage
Residential	39,862	3.76	38,667	3.37
Commercial	664,660	62.63	718,795	62.69
	704,522	66.39	757,462	66.06
Real estate construction
Residential	6,905	0.65	10,983	0.96
Commercial	-	0.00	24,291	2.12
	6,905	0.65	35,274	3.08
Consumer and other	3,860	0.36	3,928	0.34
Gross loans	1,061,225	100.00%	1,146,555	100.00%
Unearned discounts, interest and deferred fees	(2,090)		(2,245)
Total loans	1,059,165		1,144,310
Allowance for loan losses	(29,969)		(33,757)
Loans, net	$1,029,196		$1,110,553

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan. There were no sales of SBA loans for the nine months ended September 30, 2011 or 2010.

Nonperforming Assets. At September 30, 2011, total nonperforming assets consisted of $29.7 million in nonaccrual loans, $28,000 of accruing loans 90 days or more past due, $18.7 million of nonaccruing troubled debt restructurings and $23.8 million in other real estate (“ORE”). Total nonperforming assets decreased $20.6 million to $72.2 million at September 30, 2011 from $92.8 million at December 31, 2010, which consisted of a reduction of $24.1 million in Texas, partially offset by a $3.5 million increase in California.

On a linked-quarter basis, total nonperforming assets decreased by $5.0 million, which consisted of a $3.8 million decrease in Texas and a $1.2 million decrease in California. The decrease in nonperforming assets in Texas consisted primarily of declines of $8.4 million in nonaccrual loans, and $2.5 million in nonaccruing troubled debt restructurings (“TDRs”), partially offset by an increase of $7.3 million in ORE.    In Texas, nonaccrual loans decreased primarily due to $6.5 million in transfers to ORE, $3.5 million from the sale of a loan, $2.9 million in loan upgrades and payoffs and $1.0 million in chargeoffs, which were partially offset by the addition of $5.7 million in loans to nonaccrual status.  Nonaccruing TDRs decreased primarily due to a $2.2 million transfer to ORE in Texas.   The decrease in nonperforming assets in California primarily consisted of a decrease of $1.6 million in nonaccrual loans resulting from chargedowns and transfer of a loan relationship to ORE, partially offset by the resulting increase of $744,000 in ORE.

On a linked-quarter basis, ORE increased by approximately $8.0 million compared with June 30, 2011, which included increases of $7.3 million in Texas and $744,000 in California.  The increase in Texas was primarily the result of $9.0 million in foreclosures of seven properties, partially offset by $886,000 in sales of three properties and $825,000 in writedowns on three properties.  The $744,000 increase in California resulted from the addition of three properties from one loan relationship, partially offset by writedowns on two properties.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans (1)	$29,664	$50,985
Accruing loans 90 days or more past due (1)	28	334
Troubled debt restructurings – accruing (1)	-	1,314
Troubled debt restructurings – nonaccruing (1)	18,660	20,198
Other real estate (“ORE”)	23,844	19,956
Total nonperforming assets	$72,196	$92,787

Total nonperforming assets to total assets	4.82%	5.95%
Total nonperforming assets to total loans and ORE	6.67%	7.97%
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

The following is a summary of loans considered to be impaired as of the dates indicated:

As of September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Impaired loans with no allowance
Commercial and industrial	$7,632	$7,636	$—	$12,537
Real estate mortgage:
Residential	261	261	—	272
Commercial	18,512	18,526	—	31,062
Real estate construction:
Residential	—	—	—	49
Commercial	—	—	—	1,301

Impaired loans with an allowance
Commercial and industrial	$5,888	$5,894	$275	$3,194
Real estate mortgage:
Residential	—	—	—	—
Commercial	15,976	16,007	749	7,676
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total:
Commercial and industrial	$13,520	$13,530	$275	$15,731
Real estate mortgage	34,749	34,794	749	39,010
Real estate construction	—	—	—	1,350

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330

Impaired loans with an allowance
Commercial and industrial	98	98	57	1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675

For the nine months ended September 30, 2011 and 2010, interest income of $118,000 and $84,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2011 and 2010, the allowance for loan losses was $30.0 million and $34.6 million, respectively, or 2.83% and 2.95% of total loans, respectively.  At December 31, 2010, the allowance for loan losses was $33.8 million, or 2.95% of total loans. Net charge-offs for the three months ended September 30, 2011 were $1.3 million or (0.12)% of total loans compared with net charge-offs of $6.1 million or (0.52)% of total loans for the three months ended September 30, 2010. The net charge-offs primarily consisted of $411,000 in loans from Texas and $889,000 in loans from California.  Net charge-offs for the nine months ended September 30, 2011 were $6.2 million or (0.59)% of total loans compared with net charge-offs of $9.8 million or (0.83)% of total loans for the nine months ended September 30, 2010.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Average total loans outstanding for the period	$1,062,275	$1,203,013

Total loans outstanding at end of period	$1,059,165	$1,173,567

Allowance for loan losses at beginning of period	$30,393	$36,004
Provision for loan losses	875	4,700
Charge-offs:
Commercial and industrial	(597)	(1,191)
Real estate mortgage	(1,350)	(4,451)
Real estate construction	—	(444)
Consumer and other	(18)	(29)

Total charge-offs	(1,965)	(6,115)

Recoveries:
Commercial and industrial	261	27
Real estate mortgage	395	—
Real estate construction	6	21
Consumer and other	4	7

Total recoveries	666	55

Net charge-offs	(1,299)	(6,060)

Allowance for loan losses at end of period	29,969	34,644

Reserve for unfunded lending commitments at beginning of period	1,093	822
Provision for unfunded lending commitments	81	(110)

Reserve for unfunded lending commitments at end of period	1,174	712

Allowance for credit losses at end of period	$31,143	$35,356

Ratio of net charge-offs to end of period total loans	(0.12)%	(0.52)%

	As of and for the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Average total loans outstanding for the period	$1,086,860	$1,238,835

Total loans outstanding at end of period	$1,059,165	$1,173,567

Allowance for loan losses at beginning of period	$33,757	$29,403
Provision for loan losses	2,450	15,028
Charge-offs:
Commercial and industrial	(3,222)	(2,189)
Real estate mortgage	(4,673)	(6,578)
Real estate construction	—	(1,438)
Consumer and other	(49)	(195)

Total charge-offs	(7,944)	(10,400)

Recoveries:
Commercial and industrial	496	418
Real estate mortgage	460	149
Real estate construction	722	21
Consumer and other	28	25

Total recoveries	1,706	613

Net charge-offs	(6,238)	(9,787)

Allowance for loan losses at end of period	29,969	34,644

Reserve for unfunded lending commitments at beginning of period	602	1,043
Provision for unfunded lending commitments	572	(331)

Reserve for unfunded lending commitments at end of period	1,174	712

Allowance for credit losses at end of period	$31,143	$35,356

Ratio of allowance for loan losses to end of period total loans	2.83%	2.95%
Ratio of net charge-offs to end of period total loans	(0.59)%	(0.83)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	61.98%	49.90%

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At September 30, 2011, the available-for-sale securities portfolio was $149.6 million, a decrease of $26.1 million or 14.8% compared with $175.7 million at December 31, 2010. The decrease was primarily due to calls of U.S. government corporations and agencies securities, partially offset by purchases of government issued or guaranteed mortgage-backed and agency securities.  At September 30, 2011 and December 31, 2010, the held-to-maturity portfolio remained at $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. Treasury and other U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock and the investment in subsidiary trust were $6.6 million at September 30, 2011, a decrease of $331,000 or 4.8% compared with $6.9 million at December 31, 2010.

Deposits. At September 30, 2011, total deposits were $1.24 billion, a decrease of $52.7 million or 4.1% compared with $1.29 billion at December 31, 2010. The Company’s ratio of noninterest-bearing demand deposits to total deposits at September 30, 2011 and December 31, 2010 was 20.25% and 17.24%, respectively. Interest-bearing deposits at September 30, 2011 were $990.1 million, a decrease of $80.9 million or 7.6% compared with $1.07 billion at December 31, 2010.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.  However, as a result of the Agreement between MetroBank and the OCC and the Order issued by the FDIC and CDFI to Metro United, neither Metro United nor MetroBank can acquire, accept, renew or roll over brokered deposits without the prior approval of their respective regulators.  At September 30, 2011, brokered deposits, not including CDARS (Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service), were 2.6% of the Company's total deposits and had  an average maturity date of March 2013.

            Junior Subordinated Debentures.  Junior subordinated debentures at September 30, 2011 and December 31, 2010 were $36.1 million. The junior subordinated debentures accrued interest at a fixed rate of 5.7625% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after December 15, 2010. Related to these debentures, the Company entered into a forward-starting interest rate swap contract, with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate.   Under the swap, in December 2010, the Company began paying a fixed interest rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements that began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at September 30, 2011 were $36.4 million, a decrease of $20.4 million or 35.9% compared with other borrowings of $56.8 million at December 31, 2010. Other borrowings decreased primarily due to partial repayment of advances from the FHLB San Francisco.  Other borrowings at September 30, 2011 consisted of $10.0 million of advances from the FHLB of San Francisco, $25.0 million in security repurchase agreements, $1.0 million in debentures and $416,000 in Federal Reserve Treasury, Tax & Loan (“TT&L”).  The FHLB advance bears an interest rate of 0.35% and matures in October 2011. The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014. The securities collateralizing the repurchase agreements are transferred to the applicable counterparty.  The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral.  The securities collateralizing the repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter.  In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2011	As of and for the Year Ended December 31, 2010
	(Dollars in thousands)
Federal Funds Purchased:
at end of period	$–	$–
average during the period	–	2
maximum month-end balance during the period	–	–
Interest rate at end of period	–%	–%
Interest rate during the period	–	0.73

FHLB Notes and Advances:
At end of period	$10,000	$30,000
average during the period	18,498	20,466
maximum month-end balance during the period	30,000	30,000
Interest rate at end of period	0.35%	0.49%
Interest rate during the period	0.45	0.49

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$1,000	$1,000
average during the period	1,000	889
maximum month-end balance during the period	1,000	1,000
Interest rate at end of period	5.00%	5.00%
Interest rate during the period	5.00	5.00

Federal Reserve TT&L:
At end of period	$416	$804
average during the period	510	660
maximum month-end balance during the period	742	1,075

Liquidity. The Company’s loan to deposit ratio at September 30, 2011 and 2010 was 85.31% and 90.28%, respectively. As of September 30, 2011, the Company had commitments to fund loans in the amount of $74.7 million. At this same date, the Company had stand-by letters of credit of $15.2 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $414.6 million from the FHLBs, $10.2 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at September 30, 2011 was $165.7 million compared with $158.8 million at December 31, 2010, an increase of $6.9 million or 4.4%. The increase was primarily the result of net income for the nine months ended September 30, 2011 and an increase in other comprehensive income, partially offset by dividends paid on preferred stock.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third quarter of 2010, and in the third quarter of 2011 paid the dividend that was deferred from the second quarter of 2010.  The payment of future dividends paid by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

                The Company paid no common dividends for the nine months ended September 30, 2011 and 2010.  Preferred dividends paid for the nine months ended September 30, 2011 and 2010 were $2.3 million and $1.1 million, respectively.

As a result of the Order, by December 31, 2010, Metro United was required to achieve and maintain its leverage ratio at 9.0% and its total risk-based capital ratio at 13.0%.  Due to the capital requirement within Metro United's Consent Order, Metro United cannot be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeds the capital levels set forth in the Order.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of September 30, 2011 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At September 30, 2011
The Company
Leverage ratio	4.00%	(1)	N/A %	12.03%
Tier 1 risk-based capital ratio	4.00		N/A	15.65
Risk-based capital ratio	8.00		N/A	16.93
MetroBank
Leverage ratio	4.00%	(2)	5.00%	11.42%
Tier 1 risk-based capital ratio	4.00		6.00	15.05
Risk-based capital ratio	8.00		10.00	16.33
Metro United
Leverage ratio	4.00%	(3)	5.00%	11.75%
Tier 1 risk-based capital ratio	4.00		6.00	14.88
Risk-based capital ratio	8.00		10.00	16.15

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

Impairment of Goodwill.  The Company believes impairment of goodwill is a critical accounting estimate that requires significant judgment and estimates to be used in the preparation of its consolidated financial statements. The Company reviews goodwill for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Metro United, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. The Company’s annual evaluation is performed as of August 31 of each year.

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: November 10, 2011		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: November 10, 2011	By:	/s/ David C. Choi
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