Form 10-K
period 2011-12-31
MetroCorp Bancshares, Inc.
filed 2012-03-19
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25141

MetroCorp Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of March 5, 2012, the number of outstanding shares of Common Stock was 13,333,291.

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the NASDAQ Global Market on such date was approximately $69.0 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2011, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

The Company’s mission is to enhance shareholder value by maximizing profitability and operating as the premier commercial bank in each community that it serves. The Company operates branches in niche markets through its subsidiary banks, MetroBank and Metro United (collectively, the “Banks”), by providing personalized service to the communities in Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. Historically, the Company has strategically opened banking offices in areas with large multicultural and Asian concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity. As a part of the Company’s business development strategy, MetroBank opened and commenced operations of representative offices in Xiamen, China during the fourth quarter of 2006, and Chongqing, China during the first quarter 2008. The representative offices do not conduct banking activities but were established to cultivate business relationships with customers that have the potential of expanding their business in the United States.

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

Metro United Bank

Metro United, which was acquired in October 2005, was originally founded in 1990 in San Diego, California to meet the banking needs of the local business communities. Metro United caters its services to various businesses, professionals and individuals with diversified cultural backgrounds and focuses its lending activities primarily on commercial real estate and commercial and industrial loans. In 1999, Metro United opened its Los Angeles branch in Alhambra to serve the community along the Monterey Park/San Gabriel Valley corridor. During 2006, Metro United added four new locations to better serve its customers. It acquired a branch in Irvine from Omni Bank, N.A., opened loan production offices in San Mateo and San Francisco that were upgraded to full service branches in 2007, and established an executive office in City of Industry, which also began functioning as a full service branch in the first quarter of 2007. The City of Industry branch relocated to Rowland Heights in the third quarter of 2011.

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

On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order ("Stipulation") with the FDIC and the California Department of Financial Institutions ("CDFI").  Pursuant to the Stipulation, Metro United has consented to the issuance of a Consent Order ("Order") by the FDIC and CDFI, also effective as of July 22, 2010.  The Order is based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009.  The Order represents the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United's operations that warrant improvement and requires the submission of plans for making those improvements. The Order imposes no fines or penalties on Metro United.

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of December 31, 2011, Metro United's leverage ratio was 11.80% and its total risk-based capital ratio was 16.48%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

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

Management and the Boards of Directors of the Company, MetroBank and Metro United have taken steps to address the findings of the respective exams and are working with the OCC to comply with the requirements of the Agreement and with the FDIC and CDFI to improve the condition of Metro United and comply with the requirements of the Order.  In the event that the requirements and conditions imposed by the Agreement and Order are not met by MetroBank and Metro United, respectively, more severe regulatory enforcement actions such as capital directives to raise additional capital, civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against MetroBank and Metro United could result.

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

Commercial and Industrial Loans. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad array of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2011, the Company’s commercial and industrial loan portfolio, including foreign loans, was $345.3 million or 33.0% of the gross loan portfolio.

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2011, the Company had a commercial mortgage portfolio of $644.7 million or 61.6% of the gross loan portfolio. The Company also originates two to seven year balloon residential mortgage loans, primarily collateralized by owner occupied residential properties, with a 15 to 30-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2011, the residential mortgage portfolio was $42.7 million or 4.1% of the gross loan portfolio. The Company had no subprime residential mortgage loans at December 31, 2011.

Real Estate Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are in Texas and are for single-family dwellings. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2011, the Company had a real estate construction portfolio of $10.3 million or 1.0% of the gross loan portfolio, of which $7.0 million was residential and $3.3 million was commercial.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios and specializes in United States Small Business Administration (“SBA”) loans to minority-owned businesses. As a Preferred Lender under the SBA federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. As of December 31, 2011, MetroBank had $30.1 million or 2.9% of the gross loan portfolio in the retained portion of its SBA loans.

Trade Finance. The Company, through its subsidiary MetroBank, originates trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government that provides foreign accounts receivable insurance to its export customers. At December 31, 2011, the Company’s aggregate trade finance portfolio commitments were approximately $21.6 million.

Retail Banking. The Company offers a variety of deposit products and services to retail customers through its branch networks in Texas and California. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking. The Company, through its subsidiary Metro United Bank, also offers consumer loan products. At December 31, 2011, consumer loans totaled less than one percent of the gross loan portfolio.

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

Employees

As of December 31, 2011, the Company had 284 full-time equivalent employees, 65 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

As a Company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Market under the ticker symbol “MCBI”, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and NASDAQ.

Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Banks.  The principal source of the Company's revenues is dividends received from the Banks.  As described in more detail below, federal law places limitations on the amount that banks may pay in dividends, which the Banks must adhere to when paying dividends to the Company.   It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Under applicable restrictions as of December 31, 2011, no dividends can be paid by the Company without regulatory approval.  Given the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance also provides that all bank holding companies inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including dividends on the Series A Preferred Stock issued to the U.S. Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program (“CPP”) or interest on the subordinated debentures underlying the Company’s trust preferred securities.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Banks, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2011, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 16.02% and its ratio of total capital to total risk-weighted assets was 17.30%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2011, the Company’s leverage ratio was 12.16%.

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

The timing for the U.S. banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule for banks is uncertain, but the U.S. banking agencies have indicated informally that regulations implementing the Basel III capital framework will be published for comment during the first half of 2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately adopted and made applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.  Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

When fully phased in on January 1, 2019, Basel III required banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).  Basel III also provides for a “countercyclical capital buffer,” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR and NSFR will be subject to observation periods continuing through mid-2013 and mid-2016, respectively, and subject to any revisions resulting from the analyses conducted and data collected during the observation period, the LCR and NSFR will be implemented as minimum standards on January 1, 2015 and by January 1, 2018, respectively. The proposed liquidity requirements will likely apply to bank holding companies with total assets of $50 billion or greater. These new standards are subject to further rulemaking and their terms could change before implementation.

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

Restrictions on Transactions with Affiliates and Insiders. Transactions between MetroBank and its non-banking affiliates, and Metro United and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of a bank's capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral.  It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its non-banking subsidiaries. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, it requires that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

MetroBank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2011, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with U.S. generally accepted accounting principles , management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by their primary federal regulator, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2011,  the ratio of Tier 1 capital to total risk-weighted assets was 15.55% for MetroBank and 15.22% for Metro United. The ratio of total capital to total risk-weighted assets at December 31, 2011 was 16.82% for MetroBank, and 16.48% for Metro United.

The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2011, MetroBank’s and Metro United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 11.67% and 11.80% respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2011, the most recent notifications from the OCC categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy. Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order, it cannot be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeds the levels of capital set forth in the Order.

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

In November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment, which for the Company totaled $11.4 million, was calculated by taking the institution's actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012.  Each institution records the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.

On February 7, 2011, the FDIC approved a final rule that amended the DIF restoration plan and implemented certain provisions of the Dodd-Frank Act.  As of April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the prior assessment base of adjusted domestic deposits.  Since the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously being collected.  The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions.  The new assessment rates were calculated for the quarter beginning April 1, 2011 and were reflected in invoices for assessments due September 30, 2011.

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

Legislative Initiatives

In light of current conditions and the continuing weak economic outlook, regulators have increased their focus on the regulation of financial institutions.  A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions have been adopted by Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and the Banks in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Banks. A change in statutes, regulations or regulatory policies applicable to the Company or any of the Banks could have a material effect on the financial condition, results of operations or business of the Company and the Banks.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, Congress enacted regulatory reform legislation known as the Dodd–Frank Act, which the President signed into law on July 21, 2010.  Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company, MetroBank, Metro United or across the industry.  This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•	Create a new agency, the Consumer Financial Protection Bureau (“CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer protection laws;

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

•
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer through regulations adopted by the Federal Reserve in June 2011, which set a maximum permissible interchange fee;

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

The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater, which did not include the Company and the Banks as of December 31, 2011. The CFPB will focus their supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and (iv) non-depository companies that offer one or more consumer financial products or services.

The Company's management  actively continues to review the provisions of the Dodd–Frank Act and assess its probable impact on the business, financial condition, and results of operations of the Company, MetroBank and Metro United.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future.

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011 the FDIC published a  proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act.  Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

Approximately 88.3% of the Company’s loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. As real estate values decline, it is also more likely that the Company would be required to make provisions for additional loan losses, which could adversely affect its financial condition and results of operations. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

As of December 31, 2011, approximately $10.3 million or 0.99% of the Company’s gross loan portfolio was in real estate construction loans. Of this amount, $7.0 million were made to finance residential construction projects, of which 88.5% were located in Texas, and 11.5% were located in California. Further, $3.3 million of real estate construction loans were made to finance commercial construction, with 100% of these loans made to finance construction projects located in Texas. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. The current slowdown in the sales of residential properties, and the related reduction in prices, has affected construction lending activities in the Company’s market areas, and the Company expects that these conditions will have the effect of extending the durations of its construction loans and increasing the risk of possible loss on these loans. If any of these risks were to occur, it could adversely affect the Company’s financial condition and results of operations.

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

The Company's lending efforts are primarily focused on commercial and industrial loans and commercial mortgage loans.  As of December 31, 2011, commercial and industrial loans, including foreign loans, and commercial mortgage loans totaled $990.0 million. In general, commercial mortgage loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As the Company's various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

Goodwill represents the amount by which acquisition cost exceeds the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

•	significant decline in the Company’s stock price;

•	significant reductions in profitability;

•	significant adverse change in business climate;

•	significant changes in credit quality;

•	significant unanticipated loss of customers;

•	unanticipated loss of key personnel; or

•	significant loss of deposits or loans.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. Goodwill is reviewed at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2009,  the first quarter of 2010 and  the fourth quarter of 2011, the Company recorded non-cash impairment charges of $2.5 million,  $2.0 million and $3.0 million, respectively, as a component of noninterest expense.    At December 31, 2011, the Company’s goodwill after the impairments was $14.3 million. If weaknesses and adverse economic conditions with respect to the Company’s California markets worsen or fail to improve or if the market price of the Company’s common stock declines significantly from the price at December 31, 2011, the Company may be required to recognize additional goodwill impairment charges in the future, which could have a material adverse effect on the Company’s equity and financial condition.

The Company has a high level of nonperforming assets, which take significant time to resolve, have required it to significantly increase the provision for loan losses and are likely to continue to materially adversely affect the Company’s business, results of operations and financial condition.

The Company experienced a substantial increase in nonperforming assets from December 31, 2008 to December 31, 2009, resulting in increases in its provisions for loan losses. At December 31, 2008, 2009, 2010 and 2011 total nonperforming assets (which include nonperforming loans and ORE) were $57.6 million, $102.9 million, $92.8 million and $63.9 million, or 3.65%, 6.47%, 5.95% and 4.27% of total assets, respectively.

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

As of December 31, 2011, the Company had a net deferred tax asset of $15.0 million.  The Company regularly assesses the realization of its deferred tax asset and is required to record a valuation allowance if it is more likely than not that the Company will not realize all or a portion of the deferred tax asset.  The Company's assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company's core earnings (earnings that exclude non-recurring income items) capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income require the Company to apply significant judgment and are inherently speculative because they require estimates that cannot be made with certainty.

The Company did not establish a valuation allowance against the net deferred tax asset as of December 31, 2011 as management believes that it is more likely than not that the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.  If the Company were to determine at some point in the future that it will not achieve sufficient future taxable income to realize its net deferred tax asset, the Company would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If the Company determines that a valuation allowance is necessary, the Company would incur a charge to operations that could have a material adverse effect on its earnings and capital.

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

The Company cannot be assured  that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of the Banks or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

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

Adverse conditions in Asia could adversely affect the Company’s business.

The Company has many customers with economic and cultural ties to Asia and, as a result, the Company is likely to feel the effects of adverse economic and political conditions in Asia. Additionally, the Company has two representative offices in China, one in Xiamen  and one in Chongqing. United States and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, the Company could be exposed to economic and transfer risk, and could experience an outflow of deposits by those customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of loans made to such entities. Adverse economic conditions in Asia and in China in particular, may also negatively impact asset values and the profitability and liquidity of the Company’s customers who operate in this region.

The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could adversely affect its earnings.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000. These developments have caused the FDIC premiums to increase and may result in increased assessments in the future.

On February 7, 2011, the FDIC approved a final rule that amended the DIF restoration plan and implemented certain provisions of the Dodd-Frank Act.  Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits.  The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions.  The new assessment rates were calculated for the quarter beginning April 1, 2011 and were reflected in invoices for assessments due September 30, 2011.

The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could have an adverse impact on the Company’s results of operations.   While the Company’s FDIC insurance related costs decreased to $2.5 million for the year ended December 31, 2011, compared with $3.3 million and $3.9 million for the years ended December 31, 2010 and 2009, respectively, assessments may increase in the future at the discretion of the FDIC.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions may offerinterest on demand deposits to compete for clients. The Company's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Although the Company Common Stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company Common Stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall. As of December 31, 2011, the Company’s executive officers and directors owned approximately 20.7% of the Common Stock. The significant amount of Common Stock owned by the Company’s executive officers and directors may adversely affect the development of a more active trading market.

The Company has currently suspended the payment of dividends on its Common Stock. In addition, the Company’s future ability to pay dividends is subject to restrictions.

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.   In April 2009, the Company’s Board of Directors elected to suspend its common stock dividend indefinitely and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarter of 2010 and in the third quarter of 2011 paid in full the dividends that were deferred from the second quarter 2010. The payment of any future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including  but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors and regulators may deem relevant to the Company and the Banks.

The Company’s principal source of funds to pay dividends on its Common Stock will be cash dividends that it receives from the Banks. The payment of dividends by the Banks to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Banks. Regulatory authorities could impose administratively stricter limitations on the ability of the Banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements. Under the terms of the Order, Metro United cannot declare or pay cash dividends without approval of the FDIC and CDFI.  Further, under applicable restrictions as of December 31, 2011, no dividends could be paid by MetroBank and Metro United to the Company without prior regulatory approval.

Future dividend payments and Common Stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in the Company.

Under the terms of the CPP, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Common Stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The holders of the Company’s Series A Preferred Stock may have the right to appoint two directors to the Company’s Board of Directors.

If the dividends on the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting the Company’s Board of Directors may be increased by two. Holders of the Series A Preferred Stock will be entitled to elect the two additional members of the Company’s Board of Directors at the next annual meeting (or at a special meeting called by the Company’s Board of Directors for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been declared and paid. The Company’s Board of Directors elected to defer the dividend on the Series A Preferred Stock for the second quarter of 2010, but resumed payment of such dividend for the third and fourth quarters of 2010.  During the third quarter of 2011, the Company paid the dividend that was deferred from the second quarter of 2010.  As of December 31, 2011, the Company has no deferred dividend payments outstanding.  Any further dividend payments will be subject to applicable regulatory restrictions and approvals imposed by the Federal Reserve Board on the Company.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2011, the Company had $36.1 million in junior subordinated debentures outstanding which were issued to the Company’s subsidiary trust, MCBI Trust I. The junior subordinated debentures are senior to the Company’s shares of Common Stock and Series A Preferred Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and Series A Preferred Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock or Series A Preferred Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock and Series A Preferred Stock. The Company’s ability to pay the future distributions depends upon the earnings of the Banks and dividends from the Banks to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the trust preferred securities are classified as a “dividend” by the Federal Reserve supervisory policies and therefore will be subject to applicable restrictions and approvals imposed by the Federal Reserve Board on the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive offices of the Company and MetroBank are located in leased space at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The principal executive offices of Metro United are located in the Rowland Heights branch, in leased space at 17560 East Colima Road, in Rowland Heights, California. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total
Branches in Houston metropolitan area	4	5	9
Branches in Dallas metropolitan area	—	4	4
Branch in San Diego, California	—	1	1
Branches in Los Angeles metropolitan area (1)	—	2	2
Branches in San Francisco metropolitan area(2)	—	2	2
Branch in Rowland Heights, California	—	1	1
Corporate headquarters in Houston, Texas	—	1	1
Total	4	16	20

(1)	Los Angeles metropolitan area includes Irvine and Alhambra, California
(2)	San Francisco metropolitan area includes San Mateo, California

The leases for the branches in Texas have expiration dates ranging from July 2012 to May 2016, excluding any renewal periods available at the Company’s option. The leases for branches in California have expiration dates ranging from November 2014 to June 2018. The leases covering the corporate headquarters have expiration dates of December 2016.

Item 3.	Legal Proceedings

The Company is involved in various legal proceedings that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Market under the symbol “MCBI.” As of March 5, 2012, there were 13,333,291 shares outstanding and approximately 194 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Company’s Common Stock reported by NASDAQ during the two years ended December 31, 2011:

	High	Low
2011
Fourth quarter	$6.45	$4.15
Third quarter	6.50	4.50
Second quarter	6.90	6.13
First quarter	7.14	3.50

2010
Fourth quarter	$3.80	$2.43
Third quarter	3.00	2.54
Second quarter	3.84	2.78
First quarter	3.52	2.76

Dividends

Holders of Common Stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, out of funds legally available. In April 2009, the Company suspended regular cash dividends on its Common Stock for an indefinite period of time. There were no cash dividends paid for the Company’s last two fiscal years.

The principal source of cash revenues to the Company is dividends paid by the Banks with respect to the Banks’ capital stock. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors of the Company.

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends without approval of the FDIC and CDFI. Additionally, under applicable restrictions as of December 31, 2011, no dividends could be paid by the Company, or by MetroBank to the Company, without prior regulatory approval. Furthermore, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance also provides that all bank holding companies inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the bank holding company’s capital structure, including dividends on the Series A Preferred Stock or interest on the subordinated debentures underlying the Company’s trust preferred securities.

In addition, the terms of the Company’s junior subordinated debentures may limit the Company’s ability to pay dividends on its Common Stock and the Series A Preferred Stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are deferred, the Company will be prohibited from paying dividends on its Common Stock and the Series A Preferred Stock. As long as the Series A Preferred Stock is outstanding, dividend payments will be prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding pursuant to two equity compensation plans, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2011 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column )
Equity compensation plans approved by security holders	907,200	$13.32	62,696
Equity compensation plans not approved by security holders	—	—	—

Total	907,200	$13.32	62,696

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 2006 to December 31, 2011, with the cumulative total return of the NASDAQ Stock Market (US) Index (“NASDAQ Composite”), and the SNL $1 Billion to $5 Billion Bank Asset-Size Index (“SNL Bank $1B-$5B Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on December 31, 2006 in the Company’s Common Stock, the NASDAQ Composite and the SNL $1B-$5B Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return
MetroCorp Bancshares, Inc.,
The NASDAQ Stock Market (US) Index,
and the SNL $1 Billion to $5 Billion Bank Asset-Size Index

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
MetroCorp Bancshares, Inc.	100.00	62.35	36.27	17.28	17.92	31.35
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

Source:	SNL Financial LC, Charlottesville, VA
©2012

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$67,449	$77,451	$86,334	$97,030	$102,298
Interest expense	13,404	20,419	31,041	40,731	45,392

Net interest income	54,045	57,032	55,293	56,299	56,906
Provision for loan losses	3,725	17,578	25,713	16,649	3,145

Net interest income after provision for loan losses	50,320	39,454	29,580	39,650	53,761
Noninterest income	7,214	7,563	8,169	6,465	8,288
Noninterest expense	46,730	48,296	47,808	43,075	42,935

Income (loss) before provision for income taxes	10,804	(1,279)	(10,059)	3,040	19,114
Provision (benefit) for income taxes	4,374	(352)	(2,987)	1,205	6,939

Net income (loss)	6,430	(927)	(7,072)	1,835	12,175
Dividends—preferred stock	(2,410)	(2,410)	(2,299)	—	—

Net income (loss) available to common shareholders	$4,020	$(3,337)	$(9,371)	$1,835	$12,175

Common Share Data:
Earnings (loss) per share:
Basic	$0.31	$(0.28)	$(0.86)	$0.17	$1.11
Diluted	0.30	(0.28)	(0.86)	0.17	1.10
Book value	9.37	9.39	10.14	11.00	10.74
Cash dividends (1)	—	—	0.04	0.16	0.16
Dividend payout ratio	—%	—%	(4.64)%	94.55%	14.35%
Weighted average shares outstanding (in thousands):
Basic	13,142	12,069	10,904	10,833	10,935
Diluted	13,227	12,069	10,904	10,897	11,110

Balance Sheet Data (Period End):
Total assets	$1,494,531	$1,558,585	$1,589,548	$1,580,238	$1,459,706
Securities	176,435	179,751	102,412	102,104	137,749
Total loans	1,044,616	1,144,310	1,273,997	1,346,048	1,201,911
Allowance for loan losses	28,321	33,757	29,403	24,235	13,125
Goodwill and core deposit intangibles	14,442	17,529	19,656	22,333	22,583
Total deposits	1,251,575	1,294,184	1,364,167	1,269,153	1,191,043
Junior subordinated debentures	36,083	36,083	36,083	36,083	36,083
Other borrowings	26,315	56,804	25,513	139,046	99,796
Total shareholders’ equity	165,183	158,767	155,306	119,159	117,410

Balance Sheet Data (Average):
Total assets	$1,512,610	$1,598,027	$1,614,541	$1,546,611	$1,358,422
Securities	171,964	124,118	108,669	119,233	164,829
Total loans	1,079,549	1,218,826	1,319,770	1,294,744	1,059,654
Allowance for loan losses	31,668	34,824	25,013	15,457	12,599
Goodwill and core deposit intangibles	17,486	18,081	22,238	22,465	22,768
Total deposits	1,254,595	1,340,224	1,364,538	1,229,246	1,164,903
Junior subordinated debentures	36,083	36,083	36,083	36,083	36,083
Other borrowings	41,015	47,017	36,558	139,993	26,403
Total shareholders’ equity	163,850	158,429	163,131	122,602	113,001

Performance Ratios:
Return on average assets	0.43%	(0.06)%	(0.44)%	0.12%	0.90%
Return on average equity	3.92	(0.59)	(4.34)	1.50	10.77
Net interest margin	3.83	3.83	3.65	3.87	4.47
Efficiency ratio(2)	67.93	66.98	69.40	66.38	65.82

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	6.01%	7.97%	7.94%	4.27%	0.76%
Total nonperforming assets to total assets	4.27	5.95	6.47	3.65	0.62
Net charge-offs to average total loans	0.85	1.08	1.56	0.43	0.14
Allowance for loan losses to total loans	2.71	2.95	2.31	1.80	1.09
Allowance for loan losses to total nonperforming loans(3)	63.13	46.35	36.49	45.89	172.24

Capital Ratios:
Leverage ratio(4)	12.16%	10.75%	10.76%	8.54%	9.50%
Average shareholders’ equity to average total assets	10.83	9.91	10.10	7.93	8.32
Tier 1 risk-based capital ratio—period end	16.02	13.86	12.54	8.75	9.20
Total risk-based capital ratio—period end	17.30	15.13	13.80	10.17	10.44

(1)
The amount for 2009 represents dividends paid on the Common Stock for the first quarter of 2009. In April 2009, the Company suspended regular cash dividends on the Common Stock for an indefinite period of time.

(2)
Calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of compliance, or failure to comply within stated deadlines, of the provisions of the Agreement with the OCC;

•	the effect of Metro United's compliance, or failure to comply within stated deadlines, of the provisions of the Order with the FDIC and CDFI;

•	the Company’s ability to identify suitable acquisition candidates;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operation;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	an inability to fully realize the Company’s net deferred tax asset;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	potential environmental risk and associated cost on the Company's foreclosed real estate assets;

•	the potential payment of interest on demand deposit accounts in order to effectively compete for clients;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	government intervention in the U.S. financial system;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

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

In determining the fair value of Metro United, the Company uses a review of the valuation of recent guideline bank acquisitions as well as a discounted cash flow analysis. The guideline bank transactions are selected from a similar geographic footprint as Metro United or having a similar market focus, based on publicly available information. Valuation multiples such as price-to-book, price-to-tangible book, price-to-deposits, and price-to-earnings from the guideline transactions are compared with Metro United’s operating results to derive its implied goodwill as of the valuation date. For discounted cash flow analyses, financial forecasts are developed by projecting operations for the next five years and discounting the average terminal values based on the valuation multiples listed earlier in a normalized market. The financial forecasts consider several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. In addition, as a third method of determining fair value, quoted stock prices as of the valuation date for the Company and its peer guideline banks are used as a current comparative proxy. The values separately derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) are evaluated to assess whether goodwill was impaired.

The Company also considers the fair value of Metro United in relationship to the Company’s stock price and performs a reconciliation to market price. This reconciliation is performed by first using the Company’s market price on a minority basis with an estimated control premium of 30% for the annual evaluation. The Company then allocates the total fair value to both of its segments, MetroBank and Metro United. The allocation is based upon an average of the following internal ratios:

• Metro United’s assets as a percentage of total assets;
• Metro United’s loans as a percentage of total loans;
• Metro United’s deposits as a percentage of total deposits; and
• Metro United’s shareholder's equity as a percentage of total shareholders' equity.

The derived fair value of Metro United is then compared with the carrying value of its equity. If the carrying value of its equity exceeds the fair value at the evaluation date, the step-one impairment test has failed and the Company will perform the step-two analysis to derive the implied fair value of goodwill.

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

Fair value. The Company believes that the determination of fair value of certain assets is a critical accounting estimate that requires significant judgment used in the preparation of its consolidated financial statements. Certain portions of the Company’s assets are reported on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. An example of this recurring use of fair value includes available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include goodwill and intangible assets. Depending on the nature of the asset various valuation techniques and assumptions are used when estimating fair value.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

The following is a summary of 2011 performance:

Total assets at December 31, 2011 were $1.49 billion, a decrease of $64.1 million or 4.1% compared with $1.56 billion at December 31, 2010. Total loans at December 31, 2011 were $1.04 billion, a decrease of $99.7 million or 8.7% compared with $1.14 billion at December 31, 2010. Total investment securities available-for-sale and held-to-maturity at December 31, 2011 were $176.4 million, a decrease of $3.4 million or 1.8% from $179.8 million at December 31, 2010. Total deposits at December 31, 2011 were $1.25 billion, a decrease of $42.6 million or 3.3% compared with $1.29 billion at December 31, 2010. Other borrowings at December 31, 2011 were $26.3 million, a decrease of $30.5 million or 53.7% compared with $56.8 million at December 31, 2010. Junior subordinated debentures were $36.1 million at December 31, 2011 and 2010. Total risk-based capital ratio for 2011 increased to 17.30% compared with 15.13% for 2010.

Net income for the year ended December 31, 2011 was $6.4 million and the net loss for the years ended December 31, 2010 and 2009 was ($927,000) and ($7.1 million), respectively. Diluted earnings per common share which included the effect of preferred stock dividends and discount for the year ended December 31, 2011 was $0.30 and the diluted loss per common share for the years ended December 31, 2010 and 2009 was ($0.28) and ($0.86), respectively. The Company’s returns on average assets for the years ended December 31, 2011, 2010, and 2009 were 0.43%, (0.06)%, and (0.44)%, respectively. The Company’s returns on average equity for the same periods were 3.92%, (0.59)%, and (4.34)%, respectively. The 2011 increases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to decreases in the provision for loan losses, foreclosure expenses and goodwill impairment.

The provision for loan losses was $3.7 million for the year ended December 31, 2011, down $13.9 million or 78.8% compared with $17.6 million in 2010. The provision for loan losses was $17.6 million for the year ended December 31, 2010, down $8.1 million or 31.6% compared with $25.7 million in 2009. The decrease for the years ended December 31, 2011 and 2010 was primarily due to a decrease in nonperforming loans and lower net charge-offs, the majority of which were related to loans in Texas.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

2011 versus 2010. Net interest income, before provision for loan losses, in 2011 was $54.0 million compared with $57.0 million in 2010, a decrease of $3.0 million or 5.2%, primarily due to a decline in average total loans and yields, partially offset by lower volume and cost of deposits.  The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated as annualized interest expense divided by average earning assets. The net interest margin was 3.83% in both 2011 and 2010. The stable net interest margin reflects a 42 basis point decline in the average cost of earning assets, offset by a decrease in the yield on average earning assets of 42 basis points.

Interest income in 2011 was $67.4 million, down $10.1 million or 12.9% compared with $77.5 million in 2010. The decrease was primarily due to lower loan volume and loan yield, partially offset by an increase in the volume of taxable securities and federal funds sold. Interest expense in 2011 was $13.4 million, down $7.0 million or 34.4% compared with $20.4 million in 2010. The average cost of interest-bearing liabilities decreased 46 basis points primarily due to lower interest rates paid on interest-bearing deposits and as a result of the unhedged portion of the junior subordinated debt converting from fixed rate to variable rate.

At December 31, 2011, approximately $795.5 million or 76.0% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. For the year ended December 31, 2011, the average yield on total loans was approximately 247 basis points above the average prime rate. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2011, approximately $616.5 million in loans or 58.9% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.04%.

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

	Year Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,079,549	$61,798	5.72%	$1,218,826	$72,746	5.97%	$1,319,770	$81,366	6.17%
Taxable securities	163,657	4,452	2.72	114,340	3,632	3.18	102,051	3,971	3.89
Tax-exempt securities	8,307	390	4.69	9,778	457	4.67	6,618	322	4.87
Other investments	6,714	167	2.49	12,596	259	2.06	23,407	470	2.01
Federal funds sold and other short-term investments	154,216	642	0.42	134,313	357	0.27	62,082	205	0.33

Total interest-earning assets	1,412,443	67,449	4.78%	1,489,853	77,451	5.20%	1,513,928	86,334	5.70%

Less allowance for loan losses	(31,668)			(34,824)			(25,013)

Total interest-earning assets, net of allowance for loan losses	1,380,775			1,455,029			1,488,915
Noninterest earning assets	131,835			142,998			125,626

Total assets	$1,512,610			$1,598,027			$1,614,541

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$62,266	$183	0.29%	$56,456	$268	0.47%	$54,774	$279	0.51%
Saving and money market accounts	415,657	3,117	0.75	456,291	5,133	1.12	409,874	7,602	1.85
Time deposits	540,259	7,745	1.43	622,722	11,887	1.91	691,507	20,076	2.90
Junior subordinated debentures	36,083	1,307	3.62	36,083	2,047	5.67	36,083	2,079	5.76
Other borrowings	41,015	1,052	2.56	47,017	1,084	2.31	36,558	1,005	2.75

Total interest-bearing liabilities	1,095,280	13,404	1.22%	1,218,569	20,419	1.68%	1,228,796	31,041	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	236,413			204,755			208,383
Other liabilities	17,067			16,274			14,231

Total liabilities	1,348,760			1,439,598			1,451,410
Shareholders’ equity	163,850			158,429			163,131

Total liabilities and shareholders’ equity	$1,512,610			$1,598,027			$1,614,541

Net interest income		$54,045			$57,032			$55,293

Net interest spread			3.56%			3.52%			3.17%
Net interest margin			3.83%			3.83%			3.65%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(8,313)	$(2,635)	$(10,948)	$(6,223)	$(2,397)	$(8,620)
Taxable securities	1,567	(747)	820	478	(817)	(339)
Tax-exempt securities	(69)	2	(67)	154	(19)	135
Other investments	(121)	29	(92)	(217)	6	(211)
Federal funds sold and other temporary investments	53	232	285	239	(87)	152

Total decrease in interest income	(6,883)	(3,119)	(10,002)	(5,569)	(3,314)	(8,883)
Interest-bearing liabilities:
Interest-bearing demand deposits	28	(113)	(85)	9	(20)	(11)
Saving and money market accounts	(457)	(1,559)	(2,016)	861	(3,330)	(2,469)
Time deposits	(1,574)	(2,568)	(4,142)	(1,997)	(6,192)	(8,189)
Junior subordinated debentures	—	(740)	(740)	—	(32)	(32)
Other borrowings	(138)	106	(32)	288	(209)	79

Total decrease in interest expense	(2,141)	(4,874)	(7,015)	(839)	(9,783)	(10,622)

(Decrease) increase in net interest income	$(4,742)	$1,755	$(2,987)	$(4,730)	$6,469	$1,739

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under—“Financial Condition—Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.” The 2011 provision for loan losses was $3.7 million, down approximately $13.9 million or 78.8% compared with $17.6 million in 2010. The decrease was primarily the result of a decrease in nonperforming loans, net charge-offs and a decline in total loans.  For the years ended December 31, 2011, 2010, and 2009, net charge-offs were $9.2 million, $13.2 million, and $20.5 million, respectively. The significant charge-offs for 2011 primarily consisted of $7.7 million from Texas and $3.2 million from California, which were partially offset by $1.7 million in recoveries. The significant Texas charge-offs for 2011 consisted of $2.3 million in loans to owner occupied properties, $1.8 million in one hospitality loan, $1.8 million in loans to seven commercial enterprises, $810,000 in three retail center loans and $368,000 in a loan secured by land. The significant California charge-offs consisted of $2.0 million in hotel loans, $693,000 in commercial real estate loans and $527,000 in loans on owner occupied properties.

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

The ratio of the allowance for loan losses to total loans at December 31, 2011 was 2.71% compared with 2.95% and 2.31% at December 31, 2010 and 2009, respectively. The Company strives to maintain its allowance for loan losses at calculated levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income

For the years ended December 31, 2011, 2010 and 2009, noninterest income was $7.2 million, $7.6 million, and $8.2 million, respectively, reflecting a decrease of approximately $349,000 or 4.6% in 2011 compared with 2010, and a decrease of approximately $606,000 or 7.4% in 2010 compared with 2009. The decrease in noninterest income for the year ended December 31, 2011 was primarily due to a decrease in gains on securities transactions and service fees, partially offset by a decline in net securities impairments and an increase in other noninterest income. The decrease in noninterest income for the year ended December 31, 2010 was primarily due to declines in gains on securities transactions, partially offset by a decline in net impairment on securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service fees	$4,336	$4,518	$4,393
Gain on securities transactions, net	199	679	1,382
Net impairment on securities	(206)	(486)	(870)
Increase in cash value of bank owned life insurance	1,440	1,462	1,435
Other noninterest income	1,445	1,390	1,829

Total noninterest income	$7,214	$7,563	$8,169

Noninterest Expense

For the years ended December 31, 2011, 2010 and 2009, noninterest expense was $46.7 million, $48.3 million, and $47.8 million, respectively, reflecting a decrease of approximately $1.6 million or 3.2% in 2011 compared with 2010, and an increase of approximately $488,000 or 1.0% in 2010 compared with 2009. The decrease in 2011 was primarily the result of lower foreclosed assets expenses and FDIC assessments in 2011, partially offset by increases in other noninterest expense and goodwill impairment.  Other noninterest expense increased primarily as a result of a higher provision for unfunded commitments and increased loan administration expenses and online banking fees.  The components of noninterest expense are discussed below.

Salaries and employee benefits for the years ended December 31, 2011, 2010 and 2009 were $20.7 million, $20.6 million, and $20.4 million, respectively, reflecting an increase of $123,000 or 0.6% in 2011 compared with 2010, and an increase of $178,000 or 0.9% in 2010 compared with 2009.  The increase in 2011 versus 2010 was primarily due to higher salaries and higher bonus accrual, partially offset by a decrease in employee healthcare expenses and a decrease in the number of employees.  The increase in 2010 versus 2009 was primarily due to bonus accrual which was partially offset by lower salaries due to a reduction in the number of employees.  Total full-time equivalent employees at December 31, 2011, 2010 and 2009 were 284, 291, and 296, respectively.

Occupancy and equipment expense for the year ended December 31, 2011 was $7.3 million, down $269,000 or 3.6% compared with $7.6 million for the same period in 2010. Occupancy and equipment expense for the year ended December 31, 2010 was $7.6 million, down $331,000 or 4.2% compared with $7.9 million for the same period in 2009.

Foreclosed assets expense for the year ended December 31, 2011 was $3.8 million, a decrease of $2.8 million compared with $6.6 million for the same period in 2010, primarily due to a decline in write-downs recorded on foreclosed assets and decreased property taxes paid on foreclosed assets. Foreclosed assets expense for the year ended December 31, 2010 was $6.6 million, an increase of $2.5 million compared with $4.1 million for the same period in 2009, primarily due to write-downs recorded on foreclosed assets as a result of the continued economic recession and downturn of the real estate market.

Legal and professional fees for the years ended December 31, 2011, 2010 and 2009 were $2.4 million, $2.0 million, and $2.4 million, respectively. The fluctuation in legal and professional fees in 2011, 2010 and 2009 was primarily due to expenses from activities related to nonperforming assets.

The FDIC assessment for the year ended December 31, 2011 was $2.5 million, a decrease of $806,000 or 24.5% compared to $3.3 million for the same period in 2010, primarily due to a change in the assessment base.   Effective April 1, 2011, the assessment base is now determined using average consolidated total assets minus average tangible equity rather than the former assessment base of adjusted domestic deposits.  The FDIC assessment for the year ended December 31, 2010 was $3.3 million, a decrease of $620,000 or 15.8% compared to $3.9 million for the same period in 2009. The decrease in 2010 was due to the 2009 special FDIC assessment applicable to all insured depository institutions, which was paid September 30, 2009.

Goodwill impairment charges for the years ended December 31, 2011, 2010 and 2009 were $3.0 million, $2.0 million and $2.5 million, respectively.    Additional information is presented in Note 6—“Goodwill” of the notes to consolidated financial statements.

Other noninterest expense, noted in the table below, for the year ended December 31, 2011 was $7.0 million, an increase of $806,000 compared with $6.2 million for the same period in 2010, primarily due to higher provision for unfunded commitments and increased loan administration expenses and online banking fees. Other noninterest expense, noted in the table below, for the year ended December 31, 2010 was $6.2 million, a decrease of $414,000 compared with $6.6 million for the same period in 2009, primarily due to declines in the provision for unfunded commitments and ATM processing expenses, partially offset by an increase in the premium for insurance bonds.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries and employee benefits	$20,707	$20,584	$20,406
Occupancy and equipment	7,308	7,577	7,908
Foreclosed assets, net	3,814	6,604	4,107
FDIC assessment	2,489	3,295	3,915
Legal and professional fees	2,408	2,038	2,360
Goodwill impairment	3,000	2,000	2,500
Other noninterest expense	7,004	6,198	6,612

Total noninterest expense	$46,730	$48,296	$47,808

The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The Company’s efficiency ratio for 2011 was 67.93%, an increase from the 2010 efficiency ratio of 66.98%. The Company’s efficiency ratio for 2010 was 66.98%, a decrease from the 2009 efficiency ratio of 69.40%.

Income Taxes

Income taxes for the years ended December 31, 2011, 2010 and 2009 include the federal income tax and California state tax at the statutory rate plus the Texas Margin tax. The amount of federal income tax expense (benefit) is influenced by the amount of taxable income, the amount of tax-exempt income (loss), the amount of non-deductible interest expense and the amount of other non-deductible expenses. The Texas Margin tax is based on consolidated gross revenue from all sources, excluding interest and dividends from U.S. obligations, reduced by interest expense, certain personnel costs or an amount equal to 30% of gross income, whichever is greater. Margin tax income is apportioned to Texas based on the source of gross income and is taxed at a rate of 1%.

Income tax expense for 2011 was $4.4 million, an increase of $4.7 million compared with income tax benefit of $352,000 in 2010. Income tax benefit for 2010 was $352,000, a decrease of $2.6 million or 88.2% compared with income tax benefit of $3.0 million in 2009. The effective income tax rates in 2011, 2010 and 2009 were 40.5%, 27.5%, and 29.7%, respectively. The increase in the effective income tax rate in 2011 as compared to 2010 was partially the result of an increase in non-deductible goodwill impairment in 2011.  Additionally, the effective income tax rates for 2010 and 2011 were impacted by the amount of other non-deductible expense and non-taxable income in each respective year, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated. The decrease in the effective income tax rate in 2010 as compared to 2009 was primarily the result of non-deductible goodwill partially offset by increases in state income tax expense which did not correlate with the pre-tax loss. The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately with pre-tax income depending on the apportionment of income among members of the unitary group. The increase in the effective income tax rate was partially offset by the increase in the cash value of bank owned life insurance, which is non-taxable.

As of December 31, 2011, the Company had approximately $15.0 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2010 and 2009, the Company was in a three-year cumulative pretax loss position at December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, to fully realize its deferred tax asset. The Company has projected its pretax earnings based upon business that the Company anticipates conducting in the future, which is supported by the Company’s return to an income, rather than loss, position in 2011. During 2010 and 2009, earnings were negatively affected by the large increase in the provisions for loan losses during the sharp economic downturn. The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

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

Total loans of the Company were $1.04 billion at December 31, 2011, a decrease of $99.7 million, or 8.7% from $1.14 billion at December 31, 2010. The decrease in 2011 was the result of declines of $4.6 million in commercial and industrial loans, which includes foreign loans, $25.0 million in real estate construction loans and $70.1 million in real estate mortgage loans. Total loans of the Company were $1.14 billion at December 31, 2010, a decrease of $129.7 million, or 10.2% from $1.27 billion at December 31, 2009. The decrease in 2010 was the result of declines of $49.3 million in commercial and industrial loans, $62.5 million in real estate construction loans and $18.2 million in real estate mortgage loans.

The ratio of total loans to total deposits was 83.5%, 88.4%, and 93.4% as of December 31, 2011, 2010, and 2009, respectively. As of the same dates, total loans represented 69.8%, 73.4%, and 80.1% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$328,470	31.38%	$339,467	29.61%	$395,761	31.00%	$467,546	34.65%	$458,117	38.01%
Real estate mortgage
Residential	42,682	4.08	38,667	3.37	32,730	2.56	12,399	0.92	5,306	0.44
Commercial	644,727	61.58	718,795	62.69	742,974	58.20	720,052	53.37	596,618	49.50

	687,409	65.66	757,462	66.06	775,704	60.76	732,451	54.29	601,924	49.94

Real estate construction
Residential	6,984	0.67	10,983	0.96	32,257	2.52	43,242	3.20	58,971	4.89
Commercial	3,324	0.32	24,291	2.12	65,532	5.14	101,125	7.50	80,208	6.65

	10,308	0.99	35,274	3.08	97,789	7.66	144,367	10.70	139,179	11.54

Consumer and other	3,936	0.37	3,928	0.34	3,888	0.31	4,864	0.36	6,132	0.51
Foreign loans (1)	16,795	1.60	10,424	0.91	3,474	0.27	—	—	—	—

Gross loans	1,046,918	100.00%	1,146,555	100.00%	1,276,616	100.00%	1,349,228	100.00%	1,205,352	100.00%

Less: unearned discounts, interest and deferred fees	(2,302)		(2,245)		(2,619)		(3,180)		(3,441)

Total loans	$1,044,616		$1,144,310		$1,273,997		$1,346,048		$1,201,911

(1) Foreign loans are comprised of and are a subset of commercial and industrial loans.

Each of the following principal product lines is an outgrowth of the Company’s expertise in meeting the particular needs of the small and medium-sized businesses and consumers in the multicultural communities it serves:

Commercial and Industrial Loans. A major lending focus of the Company is on loans to small and medium-sized businesses in a wide variety of industries. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. A broad array of short and medium-term commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, which may include real estate, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Company also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Indigenous to individuals in the Asian business community is the desire to own the building and land which house their businesses. Accordingly, while a loan may be principally driven and classified by the type of business operated, real estate is frequently the primary source of collateral. As of December 31, 2011, the Company’s commercial and industrial loan portfolio, including foreign loans, was $345.3 million or 33.0% of the gross loan portfolio. Approximately $226.7 million or 65.7% of the commercial and industrial loan portfolio was collateralized by real estate. As a result of the economic downturn in the last few years, the Company recorded net charge-offs in this portfolio of $3.3 million, $1.9 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards.

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. As of December 31, 2011, the Company had a commercial mortgage portfolio of $644.7 million or 61.6% of the gross loan portfolio, which were comprised of $378.1 million in loans from MetroBank and $266.6 million in loans from Metro United. Due to weakness in the commercial real estate market in the last few years, the Company recorded net charge-offs related to commercial mortgage loans of $6.6 million, $9.0 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of distressed economic conditions, this portfolio decreased 10.3% and 3.3% in 2011 and 2010, respectively.  The Company also originates two to seven year balloon residential mortgage loans with a 15 to 30-year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2011, the Company’s residential mortgage portfolio was $42.7 million, which was comprised of loans from MetroBank. The Company had no subprime residential mortgage loans at December 31, 2011.

Real Estate Construction Loans. The Company makes loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans in Texas are for single-family dwellings that are pre-sold or are under earnest money contracts. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2011, the Company had a real estate construction portfolio of $10.3 million or 0.99% of the gross loan portfolio, of which $7.0 million was residential and $3.3 million was commercial. Of the residential construction loans, $6.2 million and $800,000 were from MetroBank and Metro United, respectively. The commercial construction loans were comprised 100% from MetroBank. Due to weakness in the commercial real estate market in the last few years, the Company recorded net charge-offs related to construction loans of $1.8 million and $3.8 million for the years ended December 31, 2010 and 2009, respectively and recoveries of $743,000 for the year ended December 31, 2011. This portfolio decreased 70.8% in 2011 and 63.9% in 2010.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2011, MetroBank had $30.1 million or 2.9% of the gross loan portfolio in the retained portion of SBA loans. These loans are included in most all types of loans including commercial and industrial, real estate mortgage, and real estate construction.

Trade Finance. The Company, through its subsidiary MetroBank, originates trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government that provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2011, the Company’s aggregate trade finance portfolio commitments were $21.6 million.

Consumer Loans. The Company, through its subsidiary Metro United Bank, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. At December 31, 2011, the Company’s consumer loan portfolio was $3.9 million.

 Foreign Loans.  The Company, through its subsidiary MetroBank, originates U.S. dollar-denominated loans to borrowers in China.  The Company has policies with regard to lending in China and sets restrictions and limitations on such loans to highly qualified, top-tiered banks.  The terms of these loans typically range from 90 to 180 days.  At December 31, 2011, $16.8 million in loans were issued to banks in China.  At December 31, 2011, there were no unfunded commitments related to foreign loans and the related accrued interest was insignificant. Foreign loans are comprised of and are a subset of commercial and industrial loans.

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as segregated by the North American Industry Classification system (“NAICS”) code, as of the dates indicated:

	As of December 31,
	2011	2010	2009
	(Dollars in thousands)
Hotels/motels	$154,889	$173,273	$165,811
Wholesale trade	99,913	94,090	118,069
Retail strip center less than 25,000 square feet	87,717	101,152	111,714
Retail neighborhood center	77,979	93,742	117,930
Residential building for rent/lease	68,543	60,574	60,240
Office building/warehouse	64,620	68,143	73,242
Restaurants	63,757	68,407	69,342
Health/education/social assistance	56,414	77,095	89,714
Land	50,881	64,962	96,955
All other nonresidential building for rent/lease	94,808	88,815	93,753
All other	227,397	256,302	279,846

Gross loans	$1,046,918	$1,146,555	$1,276,616

The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2011 are summarized in the following table:

	As of December 31, 2011
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$109,146	$148,572	$70,752	$328,470
Real estate mortgage:
Residential	3,120	33,596	5,966	42,682
Commercial	131,007	323,968	189,752	644,727
Real estate construction:
Residential	6,494	490	—	6,984
Commercial	3,324	—	—	3,324
Consumer and other	429	3,507	—	3,936
Foreign loans	16,795	—	—	16,795

Gross loans	$270,315	$510,133	$266,470	$1,046,918

Loans with a predetermined interest rate	$69,628	$151,748	$30,074	$251,450
Loans with a floating interest rate	200,687	358,385	236,396	795,468

Total	$270,315	$510,133	$266,470	$1,046,918

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

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Metro United’s loan review process is performed triannually by an external independent loan review company.  Findings of each respective examination are reported to the Director’s Credit Committee of each bank. It is the responsibility of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and to the Board of Directors of each respective bank.

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

In addition to the Banks’ loan review process described in the preceding paragraphs, the OCC periodically examines and evaluates MetroBank, while the FDIC and CDFI periodically examine and evaluate Metro United. Based upon such examinations and evaluations, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$31,099	$50,985	$58,236	$48,239	$6,336
Accruing loans 90 days or more past due	—	334	420	103	1,284
Troubled debt restructurings - accruing	—	1,314	4,927	4,474	—
Troubled debt restructurings - nonaccruing	13,763	20,198	16,993	—	—
Other real estate (“ORE”)	19,018	19,956	22,291	4,825	1,474

Total nonperforming assets	$63,880	$92,787	$102,867	$57,641	$9,094

Total nonperforming assets to total loans and ORE	6.01%	7.97%	7.94%	4.27%	0.76%
Total nonperforming assets to total assets	4.27	5.95	6.47	3.65	0.62

Total nonperforming assets at December 31, 2011 were $63.9 million, a decrease of $28.9 million compared with $92.8 million at December 31, 2010.  Total nonperforming assets in Texas at December 31, 2011 were comprised of $19.4 million in nonaccrual loans, $10.0 million in nonaccruing troubled debt restructurings (“TDRs”), and $16.9 million in ORE.  Total nonperforming assets in California at December 31, 2011 were comprised of $11.7 million in nonaccrual loans, $3.8 million in nonaccruing TDRs, and $2.1 million in ORE.  At December 31, 2011, significant sectors of nonaccrual loans were $15.2 million related to hospitality, $7.3 million related to land, $6.5 million related to retail centers, $6.4 million related to commercial real estate and $5.8 million related to an owner occupied property.  Other real estate at December 31, 2011 and 2010 was $19.0 million and $20.0 million, a decrease of $938,000, which was comprised of a $1.0 million decrease in Texas, partially offset by a $107,000 increase in California.

Had the total of nonaccrual loans and nonaccruing TDRs remained on an accrual basis, interest in the amount of approximately $1.8 million and $2.3 million would have been recorded on these loans for the years ended December 31, 2011 and 2010, respectively. Interest income of $119,000, $109,000 and $347,000 was recognized on impaired loans for the years ended December 31, 2011, 2010 and 2009, respectively.

Total nonperforming assets at December 31, 2010 were $92.8 million, a decrease of $10.1 million compared with $102.9 million at December 31, 2009.  Total nonperforming assets in Texas at December 31, 2010 were comprised of $43.5 million in nonaccrual loans, $334,000 in accruing loans 90 days or more past due, $1.0 million in accruing TDRs, $11.8 million in nonaccruing TDRs, and $17.9 million in ORE.  Total nonperforming assets in California at December 31, 2010 were comprised of $7.5 million in nonaccrual loans, $296,000 in accruing TDRs, $8.5 million in nonaccruing TDRs, and $2.0 million in ORE.  At December 31, 2010, significant sectors of nonaccrual loans were $17.6 million related to hospitality, $15.8 million related to retail centers, and $7.8 million related to one owner occupied property.  Other real estate at December 31, 2010 and 2009 was $20.0 million and $22.3 million, a decrease of $2.3 million, which was comprised of a $5.2 million decrease in California, partially offset by a $2.9 million increase in Texas.  Had the total of nonaccrual loans and nonaccruing TDRs remained on an accrual basis, interest in the amount of approximately $2.3 million and $1.8 million would have been recorded on these loans for the years ended December 31, 2010 and 2009, respectively.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses provides for the risk of losses inherent in the lending process and the Company allocates the allowance for loan losses according to management’s assessments of risk inherent in the portfolio. The allowance for loan losses is increased by provisions charged against current earnings and is reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible in whole or in part. Recoveries are recorded when payments are received. In developing the assessment, the Company relies on estimates and exercises judgment regarding matters where the ultimate outcome is uncertain. Circumstances may change and future assessments of credit risk may yield materially different results, resulting in an increase or decrease in the allowance for credit losses.

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

Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends described above. Management of the Banks review and approve their respective allowance for loan losses and the reserve for unfunded lending commitments monthly and perform a comprehensive analysis quarterly, which is also presented for approval by each Bank’s Board of Directors. The allowance for credit losses is also subject to federal banking regulations. The Banks’ primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Average total loans outstanding	$1,079,549	$1,218,826	$1,319,770	$1,294,744	$1,059,654

Total loans outstanding at end of period	$1,044,616	$1,144,310	$1,273,997	$1,346,048	$1,201,911

Allowance for loan losses at beginning of period	$33,757	$29,403	$24,235	$13,125	$11,436
Provision for loan losses	3,725	17,578	25,713	16,649	3,145
Charge-offs:
Commercial and industrial	(3,806)	(2,412)	(10,453)	(2,783)	(2,044)
Real estate—mortgage	(7,068)	(9,234)	(6,511)	(374)	(611)
Real estate—construction	—	(2,104)	(4,089)	(2,066)	—
Consumer and other	(62)	(228)	(558)	(628)	(66)

Total charge-offs	(10,936)	(13,978)	(21,611)	(5,851)	(2,721)

Recoveries:
Commercial and industrial	548	496	790	304	646
Real estate—mortgage	454	209	3	—	573
Real estate—construction	743	21	270	1	—
Consumer and other	30	28	3	7	46

Total recoveries	1,775	754	1,066	312	1,265
Net charge-offs	(9,161)	(13,224)	(20,545)	(5,539)	(1,456)

Allowance for loan losses at end of period	28,321	33,757	29,403	24,235	13,125

Reserve for unfunded lending commitments at beginning of period	602	1,043	1,092	816	793
Provision for unfunded lending commitments	410	(441)	(49)	276	23

Reserve for unfunded lending commitments at end of period	1,012	602	1,043	1,092	816

Allowance for credit losses	$29,333	$34,359	$30,446	$25,327	$13,941

Ratio of allowance for loan losses to end of period total loans	2.71%	2.95%	2.31%	1.80%	1.09%
Ratio of net charge-offs to average total loans	0.85	1.08	1.56	0.43	0.14
Ratio of allowance for loan losses to end of period total nonperforming loans	63.13	46.35	36.49	45.89	172.24

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

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$7,966	32.60%	$8,188	30.52%	$8,526	31.27%	$8,190	34.65%	$5,584	38.01%
Real estate—mortgage	19,213	66.39	22,016	66.06	16,862	60.76	11,494	54.29	5,416	49.94
Real estate—construction	320	0.65	1,993	3.08	3,649	7.66	3,700	10.70	2,007	11.54
Consumer and other	137	0.36	194	0.34	262	0.31	119	0.36	79	0.51
Unallocated	685	—	1,366	—	104	—	732	—	39	—

Total allowance for loan losses	$28,321	100.00%	$33,757	100.00%	$29,403	100.00%	$24,235	100.00%	$13,125	100.00%

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

The amortized cost of securities held-to-maturity at December 31, 2011 and 2010 was $4.0 million. The fair value of securities available-for-sale was $172.4 million at December 31, 2011, a decrease of $3.3 million or 1.9% compared with $175.7 million at December 31, 2010, due to normal business fluctuations.  The fair value of securities available-for-sale was $175.7 million at December 31, 2010, an increase of $77.3 million or 78.6% compared with $98.4 million at December 31, 2009. The increase in 2010 was the result of excess liquidity deployed to purchase U.S. agency securities, government guaranteed mortgage-backed securities and CRA funds.  At December 31, 2011, investment securities with a fair value of $64.0 million were pledged to secure public deposits, Federal Reserve advances, repurchase obligations, and for other purposes required or permitted by law.

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

For the year ended December 31, 2011, the Company recognized credit-related losses of $166,000 on 15 non-agency residential mortgage-backed securities and $40,000 on two asset-backed securities. The noncredit portion of these impairments of $36,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2011. To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate, and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive loss.

The following table presents the amortized cost of securities classified as available-for-sale or held-to-maturity and their approximate fair values as of the dates shown, and other investments at cost. The Company had no securities classified as trading at December 31, 2011, 2010 and 2009.

	As of December 31, 2011
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,401	—	—	—	5,401
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

	As of December 31, 2010
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959	$196	$(1,554)	$—	$111,601
Obligations of state and political subdivisions	4,356	57	(42)	—	4,371
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	45,285	476	(377)	—	45,384
Privately issued residential	1,564	289	(65)	(558)	1,230
Asset backed securities	342	67	—	(231)	178
Equity securities
Investment in CRA funds	13,210	—	(268)	—	12,942

Total available-for-sale securities	$177,716	$1,085	$(2,306)	$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$122	$—	$—	$4,167

Total held-to-maturity securities	$4,045	$122	$—	$—	$4,167

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,842	—	—	—	5,842
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,925	$—	$—	$—	$6,925

	As of December 31, 2009
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$57,882	$—	$(654)	$—	$57,228
Obligations of state and political subdivisions	5,724	118	(29)	—	5,813
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	32,014	397	(103)	(1,104)	31,204
Privately issued residential	3,947	233	(241)	—	3,939
Asset backed securities	467	—	—	(283)	184

Total available-for-sale securities	$100,034	$748	$(1,027)	$(1,387)	$98,368

Securities held-to-maturity
Obligations of state and political subdivisions	$4,044	$308	$—	$—	$4,352

Total held-to-maturity securities	$4,044	$308	$—	$—	$4,352

Other investments
Investment in CDARS(4)	$14,042	$—	$—	$—	$14,042
FHLB (1)/Federal Reserve Bank(2) stock	6,452	—	—	—	6,452
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$21,577	$—	$—	$—	$21,577

(1)	FHLB stock held by the Banks is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Trust I is carried at cost.
(4)	The investment in Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) is carried at cost.

The following table summarizes the contractual maturity of investment securities held-to-maturity and available-for-sale at amortized cost and their weighted average yields as of December 31, 2011. No tax-equivalent adjustments were made.

	As of December 31, 2011
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		Non-maturing or After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. government corporations and agencies	$—	—%	$21,228	1.24%	$70,432	2.58%	$—	—%	$91,660	2.27%
Obligations of state and political subdivisions	—	—	—	—	1,091	4.55	8,422	4.31	9,513	4.34
Corporate	—	—	6,102	2.51	—	—	—	—	6,102	2.51
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	83	4.11	317	4.46	10,041	1.68	42,153	2.57	52,594	2.41
Privately issued residential	—	—	—	—	—	—	900	1.39	900	1.39
Asset backed securities	—	—	—	—	—	—	231	0.45	231	0.45
Investment in CRA funds	—	—	—	—	—	—	13,700	3.58	13,700	3.58
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	5,401	2.71	5,401	2.71
Investment in subsidiary trust	—	—	—	—	—	—	1,083	1.94	1,083	1.94

Total securities	$83	4.11%	$27,647	1.55%	$81,564	2.50%	$71,890	2.95%	$181,184	2.53%

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

As of December 31, 2011, 2010 and 2009, 80.6%, 89.9%, and 71.5%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and other U.S. government corporations and agencies debt securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to prepay or refinance their higher-rate mortgages. As prepayments increase, the average life of the security shortens and the premium paid must be amortized over a shorter period. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as the discount is accreted over a shorter average life. As interest rates rise, the opposite will generally be true. During a period of rising interest rates, fixed rate mortgage-backed securities tend to experience smaller prepayments of principal and consequently, the average life of this security will be longer. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2011, approximately $3.3 million or 6.0% of the Company’s mortgage-backed securities and collateralized mortgage obligations (“CMOs”) earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Included in the Company’s mortgage-backed securities at December 31, 2011, 2010 and 2009, were $18.7 million, $13.4 million, and $13.0 million, respectively, in agency-issued CMOs. CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae are guaranteed by the full faith and credit of the U.S. Treasury.  CMOs issued by Fannie Mae and Freddie Mac are backed by the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches enough credit protection to be given investment grade credit ratings by the rating agencies. At December 31, 2011, 2010 and 2009, the fair value of private-label CMOs was $667,000, $1.2 million and $3.0 million, respectively.

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

At December 31, 2011 and 2010, there were no investments in CDARS One-Way Sell and at December 31, 2009, $14.0 million was invested in the CDARS One-Way Sell program, earning interest at rates ranging from 0.15% to 0.90%, with original maturities ranging from one month to one year. Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in—“Junior Subordinated Debentures.”

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2011, 40.5% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 38.8% were interest-bearing savings, NOW, and money market accounts and 20.7% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2011 were $1.25 billion compared with $1.29 billion at December 31, 2010, a decrease of $42.6 million or 3.3%. Total deposits at December 31, 2010 were $1.29 billion compared with $1.36 billion at December 31, 2009, a decrease of $70.0 million or 5.1%.

Average noninterest-bearing demand deposits for the year ended December 31, 2011 were $236.4 million, an increase of $31.7 million or 15.5%, compared with $204.8 million for the same period in 2010. Average noninterest-bearing demand deposits for the year ended December 31, 2010 were $204.8 million, a decrease of $3.6 million or 1.7%, compared with $208.4 million for the same period in 2009.

Average interest-bearing deposits for the year ended December 31, 2011 were $1.02 billion, a decrease of $117.3 million or 10.3%, compared with $1.14 billion for the same period in 2010. Average interest-bearing deposits for the year ended December 31, 2010 were $1.14 billion, a decrease of $20.7 million or 1.8%, compared with $1.16 billion for the same period in 2009.

Average total deposits for the year ended December 31, 2011 were $1.25 billion, a decrease of $85.6 million or 6.4%, compared with $1.34 billion for the same period in 2010. Average total deposits for the year ended December 31, 2010 were $1.34 billion, a decrease of $24.3 million or 1.8%, compared with $1.36 billion for the same period in 2009.  Deposits decreased during 2011 and 2010 as the result of strategic efforts to reduce the cost of funds and to manage asset growth.  As a result of these strategic efforts, for the year ended December 31, 2011, average noninterest-bearing demand deposits increased $31.7 million or 15.5%, while average interest-bearing deposits declined $117.3 million or 10.3% compared with the same period in 2010.

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

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2011, 2010 and 2009 are presented below:

	Years Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Average interest-bearing deposits:
NOW checking	$62,266	0.29%	$56,456	0.47%	$54,774	0.51%
Savings and money market deposits	415,657	0.75	456,291	1.12	409,874	1.85
Time deposits less than $100,000	183,404	1.22	201,678	1.70	251,462	2.77
Time deposits $100,000 and over	356,855	1.54	421,044	2.00	440,045	2.98

Total average interest-bearing deposits	1,018,182	1.08	1,135,469	1.52	1,156,155	2.42
Average noninterest-bearing deposits	236,413	—	204,755	—	208,383	—

Total average deposits	$1,254,595	0.88%	$1,340,224	1.29%	$1,364,538	2.05%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2011:

December 31, 2011
(Dollars in thousands)
Three months or less	$71,390
Over three through six months	52,836
Over six through 12 months	116,281
Over 12 months	89,777

Total	$330,284

The Company had $29.8 million and $43.7 million of brokered deposits as of December 31, 2011 and 2010, respectively. However, as a result of the Agreement between MetroBank and the OCC and the Order between Metro United and the FDIC and CDFI, neither MetroBank nor Metro United can acquire, accept, renew or roll over any brokered deposits without the approval of their respective regulators.

Junior Subordinated Debentures

As of December 31, 2011 and 2010, the Company had $36.1 million outstanding in junior subordinated debentures issued to its unconsolidated subsidiary trust, MCBI Trust I. The debentures were issued to fund the Company’s acquisition of Metro United.

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

The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. If the Company redeems any amount of the debentures, the Trust must redeem a like amount of the capital securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities, but only in each case if and to the extent of funds held by the Trust.

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

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings sources typically include advances from the Federal Home Loan Bank (“FHLB”) of Dallas and from the FHLB of San Francisco. Other borrowings include $25.0 million in fixed and variable rate security repurchase agreements, $1.0 million in unsecured debentures, and $315,000 in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. Cash flows from these transactions are classified in financing activities in the consolidated statements of cash flows under net change in other borrowings.

The Company has entered into securities repurchase agreements with two counterparty financial institutions that bear a weighted average interest rate per annum of 3.71% and mature on December 31, 2014. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year. The Company has pledged and transferred securities as collateral under repurchase agreements with an aggregate fair value of $32.4 million as of December 31, 2011. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.

In February 2010, the Company issued a promissory note to each of the Company’s Chairman of the Board and an affiliate of one of the Company’s 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes, as amended in February 2012, mature February 10, 2013 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010.  The proceeds from issuance of the promissory notes were used for general corporate purposes.

Other short-term borrowings at December 31, 2011 and 2010 also include $315,000 and $804,000 respectively, in TT&L payments deposited in Company. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company had pledged securities with a fair value of $322,000 and $807,000 at December 31, 2011 and 2010, respectively to secure these TT&L deposits.

The total unused borrowing capacity from the FHLBs was $404.3 million and $429.1 million at December 31, 2011 and 2010, respectively. Additionally, at December 31, 2011 and 2010, unused borrowing capacity from the Federal Reserve Bank discount window was $10.3 million and $9.7 million, respectively, with which the Company had pledged securities with a fair value of $10.6 million and $10.0 million at December 31, 2011 and 2010, respectively. The Company also had unused lines of credit with correspondent banks of $5.0 and $8.0 million at December 31, 2011 and 2010.

The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of and for the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Federal funds purchased:
On December 31,	$—	$—	$—
average during the year	—	2	22
maximum month end balance during the year	—	—	—
Interest rate at end of period	—%	—%	—%
Interest rate during period	—	0.73	0.50

FHLB notes and advances:
On December 31,	$—	$30,000	$—
average during the year	14,548	20,466	10,695
maximum month end balance during the year	30,000	30,000	55,000
Interest rate at end of period	—%	0.49%	—%
Interest rate during period	0.44	0.49	0.50

Security repurchase agreements:
On December 31,	$25,000	$25,000	$25,000
average during the year	25,000	25,000	25,000
maximum month end balance during the year	25,000	25,000	25,000
Interest rate at end of period	3.71%	3.71%	3.71%
Interest rate during period	3.71	3.71	3.71

Unsecured debentures:
On December 31,	$1,000	$1,000	$—
average during the year	1,000	889	153
maximum month end balance during the year	1,000	1,000	—
Interest rate at end of period	5.00%	5.00%	—%
Interest rate during period	5.00	5.00	7.19

Federal Reserve TT&L:
On December 31,	$315	$804	$513
average during the year	467	660	687
maximum month end balance during the year	742	1,075	1,020

Contractual Obligations

The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2011:

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$380,152	$119,120	$7,470	$—	$506,742
Federal Reserve TT&L	315	—	—	—	315
Subordinated debentures	1,000	—	—	—	1,000
Security repurchase agreements	—	25,000	—	—	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, unsecured debentures and borrowings(1)	6,515	7,152	2,169	14,456	30,292

Total borrowing obligations	$387,982	$151,272	$9,639	$50,539	$599,432
Operating lease obligations	1,995	3,638	2,190	235	8,058

Total contractual obligations	$389,977	$154,910	$11,829	$50,774	$607,490

(1)	Assumes that variable interest rates on borrowings will contractually reset based on LIBOR as of January 31, 2012.

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

A basic tool for measuring interest rate sensitivity is “GAP” analysis, or the difference between interest-earning assets and interest-bearing liabilities that mature or reprice during a specific time period. Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period, generally one year. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of declining interest rates, a positive GAP would tend to adversely affect net interest income, while a negative GAP would tend to result in an increase in net interest income. Toward the end of 2007, in anticipation of a declining rate environment, the Company moved to preserve net income by placing a greater emphasis on core deposit growth and fixed rate lending, which by the end of 2008 resulted in liability sensitivity over a one-year horizon. At the end of 2011, the Company has returned to asset sensitivity in anticipation that the next significant move in short-term interest rates is likely to be an increase since the fed funds rates that drive much of the loan and deposit pricing is near zero and unlikely to fall further. Rates are expected to remain low through late 2014 according to the Federal Open Markets Committee statement after their January 24 and 25, 2012 meeting.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2011:

	Volumes Subject to Repricing
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	5-10 Years	Greater Than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$20,371	$37,719	$49,286	$38,120	$15,484	$19,194	$1,661	$181,835
Gross loans	667,159	101,635	67,610	111,247	47,661	5,879	45,727	1,046,918
Federal funds sold and other short-term investments	164,811	—	—	—	—	—	—	164,811

Total interest-bearing assets	852,341	139,354	116,896	149,367	63,145	25,073	47,388	1,393,564

Interest-bearing liabilities:
Demand, money market and savings deposits	485,436	—	—	—	—	—	—	485,436
Time deposits	42,596	163,080	174,477	119,119	7,470	—	—	506,742
Other borrowings	315	11,000	—	15,000	—	—	—	26,315
Junior subordinated debentures (2)	—	36,083	—	—	—	—	—	36,083

Total interest-bearing liabilities	528,347	210,163	174,477	134,119	7,470	—	—	1,054,576

Period GAP	$323,994	$(70,809)	$(57,581)	$15,248	$55,675	$25,073	$47,388	$338,988

Cumulative GAP	$323,994	$253,185	$195,604	$210,852	$266,527	$291,600	$338,988

Period GAP to total assets	22.19%	(4.85)%	(3.94)%	1.04%	3.81%	1.72%	3.25%
Cumulative GAP to total assets	22.19%	17.34%	13.40%	14.44%	18.26%	19.97%	23.22%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	161.23%	134.28%	121.42%	120.14%	125.27%	127.65%	132.14%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
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

Presented below, as of December 31, 2011 and 2010, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for an instantaneous parallel shift of +/-100, +200 and +300 basis points in interest rates (with short-term interest rates near zero, a -200 basis point model is not meaningful):

	Net Interest Income Volatility(1)		Economic Value of Equity (EVE) Volatility(2)
	2011	2010	2011	2010
Change in Interest Rates
+300 bp	19.64%	4.39%	13.34%	(5.90)%
+200 bp	12.56	0.22	11.43	(6.22)
+100 bp	7.88	(0.39)	7.81	(4.62)
–100 bp	(2.56)	(2.81)	(3.05)	1.82

(1)
Net interest income volatility is measured as the percentage change in net interest income over the next 12 month period in the various rate scenarios from the net interest income over the same 12 month period in a stable interest rate environment.

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

The prime rate in effect for December 31, 2011 and 2010 was 3.25%. The Federal Open Markets Committee left the fed funds target rate unchanged at 0.25% in 2010 and 2011. The Company has mitigated interest rate risk as illustrated above by the reduced volatility on net interest income and the stability of EVE.

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

Management believes the Company has sufficient liquidity or ready access to liquidity to fund all anticipated obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank discount window, the FHLB and other correspondent banks ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances and security repurchase agreements as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by blanket liens that include one-to-four-family mortgage loans, multi-family mortgage loans, home equity, commercial construction real estate and other commercial real estate loans as noted on MetroBank’s and Metro United’s most current Call Report Data filed with the FDIC, which is updated quarterly. In addition, the blanket lien includes investment securities held in safekeeping at the FHLB. At December 31, 2011, the Company had unused borrowing capacity of $404.3 million from the FHLB, $10.3 million from the Federal Reserve Bank discount window, and $5.0 million from other correspondent banks.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2011 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$80,302	$4,344	$12,210	$8,193	$105,049
Standby letters of credit	11,659	2,424	835	847	15,765
Commercial letters of credit	5,818	—	—	—	5,818
Operating leases	1,995	3,638	2,190	235	8,058

Total financial instruments with off-balance sheet risk	$99,774	$10,406	$15,235	$9,275	$134,690

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

Shareholders’ equity at December 31, 2011 was $165.2 million, an increase of $6.4 million or 4.0% compared with shareholders’ equity of $158.8 million at December 31, 2010. The increase was primarily the result of increases for the year ended December 31, 2011 in net income and other comprehensive income, partially offset by dividends on Series A Preferred Stock.  Shareholders’ equity at December 31, 2010 was $158.8 million, an increase of $3.5 million or 2.2% compared with shareholders’ equity of $155.3 million at December 31, 2009. The increase was primarily the result of net proceeds of $6.9 million from the two private offerings of common stock to accredited investors, partially offset by a net loss for the year ended December 31, 2010 and the payment of dividends on the Series A Preferred Stock.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarters of 2010, and in the third quarter of 2011 paid in full  the dividend that was deferred from the second quarter of 2010.   The payment of future dividends  by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

In the event that the Company defers paying dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the Company may be required to increase the authorized number of directors then constituting its Board of Directors by two.  Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with the same voting rights, will be entitled to elect the two additional members of the Board of Directors at the next annual meeting (or at a special meeting called for this purpose) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2011 to the minimum and well capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Capitalized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At December 31, 2011
The Company
Leverage ratio	4.00%	(1)	N/A	12.16%
Tier 1 risk-based capital ratio	4.00		N/A	16.02
Total risk-based capital ratio	8.00		N/A	17.30
MetroBank
Leverage ratio	4.00%	(2)	5.00%	11.67%
Tier 1 risk-based capital ratio	4.00		6.00	15.55
Total risk-based capital ratio	8.00		10.00	16.82
Metro United
Leverage ratio	4.00%	(3)	5.00%	11.80%
Tier 1 risk-based capital ratio	4.00		6.00	15.22
Total risk-based capital ratio	8.00		10.00	16.48

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

As of December 31, 2011 and 2010, $35.0 million in trust preferred securities issued by MCBI Trust I were included in the Company’s Tier 1 capital for regulatory purposes and none were included in Tier 2 capital. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits were fully effective on March 31, 2011. The new rules had no effect on the amount of trust preferred securities that the Company may include in its Tier 1 capital as of December 31, 2011.

MCBI Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

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

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Junior Subordinated Debentures”, the Company entered into a forward starting interest rate swap contract on the junior subordinated debentures with a notional amount of $17.5 million. This transaction was designed as a cash flow hedge to effectively fix the interest payment on the variable rate debentures and reduce market risk of future earnings volatility. The five-year swap contract commenced on December 15, 2010 and beginning March 2011 the Company began paying a fixed rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on the notional amount. The effects on net interest income for the next 12 months of hypothetical fluctuations in interest rates on this swap contract are not significant, and as such, separate quantitative disclosure is not presented.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements, the reports thereon, the notes thereto commencing at page 72 of this Annual Report on Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2011 and 2010 (in thousands, except per share data):

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$16,493	$16,768	$16,737	$17,451	$18,315	$19,219	$19,689	$20,228
Interest expense	2,921	3,243	3,489	3,751	4,255	4,970	5,468	5,726

Net interest income	13,572	13,525	13,248	13,700	14,060	14,249	14,221	14,502
Provision for loan losses	1,275	875	1,245	330	2,550	4,700	2,430	7,898

Net interest income after provision for loan losses	12,297	12,650	12,003	13,370	11,510	9,549	11,791	6,604
Noninterest income	2,168	1,816	1,571	1,659	2,415	1,761	1,783	1,604
Noninterest expense	13,509	11,435	10,023	11,763	11,224	10,859	13,183	13,030

Income (loss) before income taxes	956	3,031	3,551	3,266	2,701	451	391	(4,822)
Provision (benefit) for income taxes	1,284	762	1,188	1,140	971	(186)	307	(1,444)

Net income (loss)	$(328)	$2,269	$2,363	$2,126	$1,730	$637	$84	$(3,378)

Dividend—preferred stock	(599)	(601)	(605)	(605)	(605)	(605)	(602)	(598)

Net income (loss) available to common shareholders	$(927)	$1,668	$1,758	$1,521	$1,125	$32	$(518)	$(3,976)

Earnings (loss) per share:
Basic	$(0.07)	$0.13	$0.13	$0.12	$0.09	$0.00	$(0.04)	$(0.36)
Diluted	$(0.07)	$0.13	$0.13	$0.12	$0.09	$0.00	$(0.04)	$(0.36)
Weighted average shares outstanding:
Basic	13,145	13,145	13,142	13,136	13,128	12,329	11,874	10,918
Diluted	13,145	13,234	13,234	13,205	13,171	12,345	11,874	10,918
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting principles or practices or financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

As of December 31, 2011, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 pursuant to Regulation 14A under the Exchange Act (the “2012 Proxy Statement”) is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm for 2011

Report of Independent Registered Public Accounting Firm for 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

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

10.4†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.5†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.6†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.7†*	Form of Restricted Stock Agreement (CPP Long-Term) under the 2007 Stock Awards and Incentive Plan.

10.8†
Employment Agreement between the Company and George M. Lee effective January 26, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on February 21, 2012).

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

11	Computation of Earnings Per Common Share, included as Note (16) to the Consolidated Financial Statements of this Form 10-K.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit Number(1)	Description

23.1*	Consent of KPMG LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101*	Interactive Data File.

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

METROCORP BANCSHARES, INC. (Registrant)

Date: March 19, 2012	By:	/s/ George M. Lee
George M. Lee Executive Vice Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date

/s/ DON J. WANG	Chairman of the Board	March 19, 2012
Don J. Wang

/s/ GEORGE M. LEE	Executive Vice Chairmen, President and Chief Executive Officer (principal executive officer)	March 19, 2012
George M. Lee

/s/ DAVID TAI	Director	March 19, 2012
David Tai

/s/ DAVID C. CHOI	Chief Financial Officer (principal financial officer and principal accounting officer)	March 19, 2012
David C. Choi

/s/ KRISHNAN BALASUBRAMANIAN	Director	March 19, 2012
Krishnan Balasubramanian

/s/ HELEN F. CHEN	Director	March 19, 2012
Helen F. Chen

/s/ MAY P. CHU	Director	March 19, 2012
May P. Chu

/s/ SHIRLEY L. CLAYTON	Director	March 19, 2012
Shirley L. Clayton

/s/ ROBERT W. HSUEH	Director	March 19, 2012
Robert W. Hsueh

/s/ JOHN LEE	Director	March 19, 2012
John Lee

/s/ CHARLES L. ROFF	Director	March 19, 2012
Charles L. Roff

/s/ JOE TING	Director	March 19, 2012
Joe Ting

/s/ SAISHI FRANK LI	Director	March 19, 2012
Saishi Frank Li

/s/ DANIEL B. WRIGHT	Director	March 19, 2012
Daniel B. Wright

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm 2011
Report of Independent Registered Public Accounting Firm 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of MetroCorp Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The accompanying consolidated financial statements of the Company as of December 31, 2010 and 2009, were audited by other auditors whose report thereon dated March 15, 2011 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Houston, Texas
March 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
March 15, 2011

METROCORP BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$28,798	$21,406
Federal funds sold and other short-term investments	164,811	130,319

Total cash and cash equivalents	193,609	151,725
Securities available-for-sale, at fair value	121,633	134,369
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	50,756	41,337

Total securities available-for-sale	172,389	175,706
Securities held-to-maturity, at cost (fair value of $4,536 and $4,167)	4,046	4,045
Other investments	6,484	6,925
Loans, net of allowance for loan losses of $28,321 and $33,757, respectively	1,015,095	1,110,553
Loans, held-for-sale	1,200	—
Accrued interest receivable	4,327	4,682
Premises and equipment, net	4,697	5,377
Goodwill	14,327	17,327
Deferred tax asset, net	14,995	17,781
Customers’ liability on acceptances	5,152	4,708
Foreclosed assets, net	19,018	19,956
Cash value of bank owned life insurance	31,427	29,988
Prepaid FDIC assessment	5,204	7,610
Other assets	2,561	2,202

Total assets	$1,494,531	$1,558,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$259,397	$223,105
Interest-bearing	992,178	1,071,079

Total deposits	1,251,575	1,294,184
Junior subordinated debentures	36,083	36,083
Other borrowings	26,315	56,804
Accrued interest payable	310	447
Acceptances outstanding	5,152	4,708
Other liabilities	9,913	7,592

Total liabilities	1,329,348	1,399,818

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	45,003	45,427
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,340,815 and 13,230,315 shares issued and outstanding at December 31, 2011 and 2010, respectively	13,341	13,230
Additional paid-in-capital	33,816	33,178
Retained earnings	73,188	69,168
Accumulated other comprehensive loss	(165)	(2,236)

Total shareholders’ equity	165,183	158,767

Total liabilities and shareholders’ equity	$1,494,531	$1,558,585

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Interest income:
Loans	$61,798	$72,746	$81,366
Securities:
Taxable	4,452	3,632	3,971
Tax-exempt	390	457	322
Other investments	167	259	470
Federal funds sold and other short-term investments	642	357	205
Total interest income	67,449	77,451	86,334

Interest expense:
Time deposits	7,745	11,887	20,076
Demand and savings deposits	3,300	5,401	7,881
Junior subordinated debentures	1,307	2,047	2,079
Subordinated debentures and other borrowings	1,052	1,084	1,005
Total interest expense	13,404	20,419	31,041

Net interest income	54,045	57,032	55,293
Provision for loan losses	3,725	17,578	25,713

Net interest income after provision for loan losses	50,320	39,454	29,580
Noninterest income:
Service fees	4,336	4,518	4,393
Gain (loss) on securities, net	199	679	1,382
Total other-than-temporary-impairment (“OTTI”) on securities	(242)	(625)	(2,257)
Less: Noncredit portion of “OTTI”	36	139	1,387

Net impairments on securities	(206)	(486)	(870)
Increase in cash value of bank owned life insurance	1,440	1,462	1,435
Other noninterest income	1,445	1,390	1,829

Total noninterest income	7,214	7,563	8,169
Noninterest expense:
Salaries and employee benefits	20,707	20,584	20,406
Occupancy and equipment	7,308	7,577	7,908
Foreclosed assets, net	3,814	6,604	4,107
FDIC assessment	2,489	3,295	3,915
Legal and other professional fees	2,408	2,038	2,360
Goodwill impairment	3,000	2,000	2,500
Other noninterest expense	7,004	6,198	6,612

Total noninterest expense	46,730	48,296	47,808
Income (loss) before provision for income taxes	10,804	(1,279)	(10,059)
Provision (benefit) for income taxes	4,374	(352)	(2,987)

Net income (loss)	$6,430	$(927)	$(7,072)

Dividends and discount —preferred stock	2,410	2,410	2,299

Net income (loss) available to common shareholders	$4,020	$(3,337)	$(9,371)

Earnings (loss) per common share:
Basic	$0.31	$(0.28)	$(0.86)
Diluted	$0.30	$(0.28)	$(0.86)

Weighted average shares outstanding:
Basic	13,142	12,069	10,904
Diluted	13,227	12,069	10,904
Dividends per common share	$—	$—	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$6,430	$(927)	$(7,072)
Other comprehensive income (loss), net of tax:
Change in accumulated loss on effective cash flow hedging derivatives	(326)	(910)	(39)
Change in unrealized losses on investment securities, net of tax:
Securities with OTTI charges during the period	(155)	(400)	(1,445)
Less: OTTI charges recognized in net income	(132)	(311)	(557)

Net unrealized losses on investment securities with OTTI	(23)	(89)	(888)

Unrealized holding gains arising during the period	2,547	304	1,512
Less: reclassification adjustment for gains included in net income	127	435	781

Net unrealized gains (losses) on investment securities	2,420	(131)	731

Other comprehensive income (loss)	2,071	(1,130)	(196)

Total comprehensive income (loss)	$8,501	$(2,057)	$(7,268)

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury Stock At
	Shares	At Par	Shares	At Par	Capital	Earnings	(Loss)	Cost	Total
Balance at December 31, 2008	—	$—	10,885	$10,995	$28,222	$82,311	$(910)	$(1,459)	$119,159
Preferred stock issuance	45	44,289	—	—	711	—	—	—	45,000
Re-issuance of treasury stock	—	—	42	—	(373)	—	—	542	169
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	554	—	—	—	554
Forfeiture of restricted stock	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(7,072)	—	—	(7,072)
Amortization of preferred stock discount	—	142	—	—	—	(142)	—	—	—
Other comprehensive loss	—	—	—	—	—		(196)		(196)
Dividends—preferred stock	—	287	—	—	—	(2,157)	—	—	(1,870)
Dividends—common stock ($0.04 per share)	—	—	—	—	—	(435)	—	—	(435)

Balance at December 31, 2009	45	$44,718	10,927	$10,995	$29,114	$72,505	$(1,106)	$(920)	$155,306

Re-issuance of treasury stock	—	—	78	—	(705)	—	—	952	247
Issuance of common stock	—	—	2,235	2,235	4,766	—	—	—	7,001
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	3	—	—	—	3
Forfeiture of restricted stock	—	—	(10)	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	(927)	—	—	(927)
Amortization of preferred stock discount	—	143	—	—	—	(143)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,130)	—	(1,130)
Dividends—preferred stock	—	566	—	—	—	(2,267)	—	—	(1,701)

Balance at December 31, 2010	45	$45,427	13,230	$13,230	$33,178	$69,168	$(2,236)	$—	$158,767

Issuance of common stock	—	—	111	111	547	—	—	—	658
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	91	—	—	—	91
Net income	—	—	—	—	—	6,430	—	—	6,430
Amortization of preferred stock discount	—	142	—	—	—	(142)	—	—	—
Other comprehensive income	—	—	—	—	—	—	2,071	—	2,071
Dividends—preferred stock	—	(566)	—	—	—	(2,268)	—	—	(2,834)

Balance at December 31, 2011	45	$45,003	13,341	$13,341	$33,816	$73,188	$(165)	$—	$165,183

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,430	$(927)	$(7,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,388	1,594	1,902
Provision for loan losses	3,725	17,578	25,713
Impairment on securities	206	486	870
Impairment on goodwill	3,000	2,000	2,500
Gain on securities transactions, net	(199)	(679)	(1,382)
Loss on sale and write-downs of foreclosed assets	1,705	3,605	1,671
Loss (gain) on sale of premises and equipment	11	(7)	(36)
Amortization of premiums and discounts on securities	253	18	(12)
Amortization of deferred loan fees and discounts	(1,153)	(1,302)	(1,902)
Amortization of core deposit intangibles	87	127	177
Stock-based compensation expense	450	363	551
Deferred income taxes provision (benefits)	1,438	(2,655)	(2,945)
Changes in:
Accrued interest receivable	355	479	785
Other assets	820	2,067	(13,182)
Accrued interest payable	(137)	(178)	(654)
Other liabilities	1,995	1,839	(2,268)

Net cash provided by operating activities	20,374	24,408	4,716

Cash flows from investing activities:
Purchases of securities available-for-sale	(134,397)	(190,324)	(122,444)
Purchases of securities held-to-maturity	—	—	(4,044)
Purchases of other investments	(3)	(51)	(40,412)
Proceeds from sales of securities available-for-sale	7,927	50,154	77,554
Proceeds from sales and maturities of other investments	444	14,704	48,055
Proceeds from maturities and principal paydowns of securities available-for-sale	133,271	62,662	48,925
Net change in loans	65,576	95,707	20,588
Proceeds from sale of foreclosed assets	25,343	20,788	13,683
Proceeds from sale of premises and equipment	—	9	37
Purchases of premises and equipment	(719)	(931)	(577)

Net cash provided by investing activities	97,442	52,718	41,365

Cash flows from financing activities:
Net change in:
Deposits	(42,609)	(69,983)	95,014
Other borrowings	(30,489)	31,291	(113,533)
Proceeds from issuance of common stock	—	6,899	—
Proceeds from issuance of preferred stock with common stock warrant	—	—	45,000
Re-issuance of treasury stock	—	—	169
Dividends paid on preferred stock	(2,834)	(1,701)	(1,870)
Dividends paid on common stock	—	—	(869)

Net cash (used in) provided by financing activities	(75,932)	(33,494)	23,911

Net increase in cash and cash equivalents	41,884	43,632	69,992
Cash and cash equivalents at beginning of year	151,725	108,093	38,101

Cash and cash equivalents at end of year	$193,609	$151,725	$108,093

Supplemental information:
Interest paid	$13,541	$20,597	$31,695
Income taxes paid	1,870	3,675	838
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	657	349	—
Foreclosed assets acquired	26,110	22,058	32,820
Loans originated to finance foreclosed assets	9,953	3,955	3,760

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

A legal entity is referred to as a Variable Interest Entity (“VIE”) if any of the following conditions exist: (1) the total equity at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.  In addition, as specified in VIE accounting guidance, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance, and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  All facts and circumstances are taken into consideration when determining whether the Company has variable interest that would deem it the primary beneficiary and, therefore, require consolidation of the related VIE or otherwise rise to the level where disclosure would provide useful information to the users of the Company’s financial statements.  In the case of the Company’s sole VIE, MCBI Trust I,  it is qualitatively clear based on the extent of the Company’s involvement that the Company is not the primary beneficiary of the VIE.  Accordingly, the accounts of this entity are not consolidated in the Company’s financial statements.

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

Use of Estimates

These financial statements are prepared in conformity with U.S. generally accepted accounting principles , which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses, goodwill, impairment of investment securities, stock-based compensation, fair value and deferred income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments with original maturities of less than three months.

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Investment securities classified as available-for-sale are reported at estimated fair value, and unrealized net gains and temporary losses are excluded from income and reported, net of the associated deferred income tax effect, as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company does not have trading securities. Interest income includes amortization of purchase premiums and discounts. Realized gains and losses from sales of securities available-for-sale are recorded in earnings using the specific identification method. The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify OTTIs in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); (3) the financial condition of and near-term prospects of the issuer, and (4) the Company’s intent not to sell and that it is not more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings. Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a recognized loss, of the individual securities to their fair value. When an other-than-temporary-impairment (“OTTI”) of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTIs of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss) (“OCI”).

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

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or estimated fair value. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method. Loans are classified as held for sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made subsequent to the origination. Once a decision has been made to sell loans not previously classified as held for sale, such loans are transferred into the held for sale classification and carried at the lower of cost or estimated fair value. For loans held for sale, the lower of cost or estimated fair value is determined based upon the individual loan’s current market price or the underlying collateral value if the loan is nonperforming and collateral dependent.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. For financial accounting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements. Gains and losses on the sale of premises and equipment are recorded using the specific identification method at the time of sale. Expenditures for maintenance and repairs, which do not extend the life of bank premises and equipment, are charged to other non-interest expense as incurred.

Goodwill and Core Deposit Intangibles

Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through an acquisition transaction. Goodwill is not amortized, but instead is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, which are included in other assets, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. Impairment tests are performed quarterly on these finite-lived intangible assets.

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

New Authoritative Accounting Guidance

Accounting Standards Updates

Accounting Standards Update (“ASU”) ASU No. 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 will be effective for the Company for annual and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 will be effective for the Company for annual and interim periods beginning on January 1, 2013, and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessments, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The new authoritative accounting guidance under ASU 2011-08 will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” amends Topic 220, "Comprehensive Income," to require that all nonowner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders' equity was eliminated.  The new authoritative accounting guidance under ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-04,  “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”   amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  The new authoritative accounting guidance under ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The new authoritative accounting guidance under ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2011-02, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310)."  ASU 2011-02 provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The new authoritative accounting guidance under ASU 2011-02 was effective for the Company on July 1, 2011 and is applied retrospectively to restructurings occurring on or after January 1, 2011.  At the same time the Company adopted ASU 2011-002, it was required to disclose the activity-based information about troubled debt restructurings that was previously deferred by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The new authoritative accounting guidance under ASU 2011-02 and ASU 2011-01 did not have a material impact on the Company's financial condition, results of operations, or cash flows.

ASU No. 2010-28, "Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new authoritative accounting guidance under ASU 2010-28 was adopted on January 1, 2011 and did not have a material impact on the Company's financial condition, results of operations, or cash flows.

2. Cash and Cash Equivalents

The Company is required by the Board of Governors of the Federal Reserve System to maintain average reserve balances. As of December 31, 2011, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

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

At December 31, 2011 and 2010, the amortized cost, unrealized gains, unrealized losses, OTTI  and fair value of securities was as follows (in thousands):

	As of December 31, 2011
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,401	—	—	—	5,401
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

	As of December 31, 2010
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959	$196	$(1,554)	$—	$111,601
Obligations of state and political subdivisions	4,356	57	(42)	—	4,371
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	45,285	476	(377)	—	45,384
Privately issued residential	1,564	289	(65)	(558)	1,230
Asset backed securities	342	67	—	(231)	178
Equity securities
CRA funds	13,210	—	(268)	—	12,942

Total available-for-sale securities	$177,716	$1,085	$(2,306)	$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$122	$—	$—	$4,167

Total held-to-maturity securities	$4,045	$122	$—	$—	$4,167

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,842	—	—	—	5,842
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,925	$—	$—	$—	$6,925

(1)	FHLB stock held by the Banks is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Trust I is carried at cost.

The following table displays the fair value and gross unrealized losses of securities available-for-sale as of December 31, 2011 and 2010, for which OTTI has not been recognized that were in a continuous unrealized loss position for the periods indicated (in thousands). There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2011 and 2010.

	As of December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and other U.S. government corporations and agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
Obligations of state and political subdivisions	1,580	(40)	—	—	1,580	(40)
Corporate	3,017	(18)	—	—	3,017	(18)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	8,786	(15)	10	—	8,796	(15)
Privately issued residential	—	—	168	(23)	168	(23)

Total securities	$18,376	$(80)	$178	$(23)	$18,554	$(103)

	As of December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and other U.S. government corporations and agencies	$77,784	$(1,554)	$—	$—	$77,784	$(1,554)
Obligations of state and political subdivisions	2,220	(42)	—	—	2,220	(42)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	22,674	(377)	—	—	22,674	(377)
Privately issued residential	—	—	398	(65)	398	(65)
Investment in CRA funds	12,942	(268)	—	—	12,942	(268)

Total securities	$115,620	$(2,241)	$398	$(65)	$116,018	$(2,306)

As of December 31, 2011, management did not have the intent to sell any of the securities classified as available for sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $103,000 of unrealized losses is temporary and the remaining $627,000 of OTTI represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the years ended December 31, 2011 and 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Company does not intend to sell (in thousands):

	Years Ended December 31,
Impairment related to credit losses	2011	2010

Credit losses at beginning of period	$1,600	$1,291
Addition of OTTI that was not previously recognized	4	6
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	24	73
Transfers from accumulated other comprehensive income to OTTI related to credit losses	178	407
Reclassifications from OTTI to realized losses on sales of securities	(212)	(177)
Credit losses at end of period	$1,594	$1,600

For the year ended December 31, 2011, the Company recognized credit-related losses of $166,000 on 15 non-agency residential mortgage-backed securities and $40,000 on two asset-backed securities. The noncredit portion of these impairments of $36,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recognized credit-related losses of $422,000 on 18 non-agency residential mortgage-backed securities and $64,000 on three asset-backed securities. The noncredit portion of these impairments of $139,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2010.

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

Other Securities Information

Investments carried at approximately $64.0 million and $54.6 million at December 31, 2011 and 2010, respectively, were pledged to collateralize public deposits and other borrowings.

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands). There were no sales of held-to-maturity securities.

	Years Ended December 31,
	2011	2010	2009
Amortized cost	$7,972	$49,598	$76,249
Proceeds	7,927	50,154	77,554
Gross realized gains	94	820	1,306
Gross realized losses	(140)	(265)	—

At December 31, 2011, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	27,331	27,399	—	—
Within six to ten years	71,523	72,123	—	—
After ten years	4,606	4,626	4,046	4,536
Mortgage-backed securities and collateralized mortgage obligations	53,494	54,406	—	—

Total debt securities	$156,954	$158,554	$4,046	$4,536

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

4. Loans and Allowance for Loan Losses

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2011	2010
Commercial and industrial	$345,265	$349,891
Real estate-mortgage	687,409	757,462
Real estate-construction	10,308	35,274
Consumer and other	3,936	3,928

Gross loans	1,046,918	1,146,555
Deferred loan fees	(2,302)	(2,245)
Total loans	1,044,616	1,144,310

Allowance for loan losses	(28,321)	(33,757)

Loans, net	$1,016,295	$1,110,553

Variable rate loans	$795,468	$801,237
Fixed rate loans	251,450	345,318

Gross loans	$1,046,918	$1,146,555

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premiums, discounts, or finance charges, and may also reflect previous direct write-downs of loans.

The recorded investment in loans at December 31, 2011 and 2010 is determined as follows (in thousands):

December 31, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$345,265	$(777)	$1,077	$345,565
Real estate-mortgage	687,409	(1,327)	2,270	688,352
Real estate-construction	10,308	(2)	29	10,335
Consumer and other	3,936	(196)	14	3,754

Total	$1,046,918	$(2,302)	$3,390	$1,048,006

December 31, 2010	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$349,891	$(932)	$1,116	$350,075
Real estate-mortgage	757,462	(1,091)	2,653	759,024
Real estate-construction	35,274	(21)	94	35,347
Consumer and other	3,928	(201)	8	3,735

Total	$1,146,555	$(2,245)	$3,871	$1,148,181

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

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as segregated by the NAICS code, as of the dates indicated (in thousands):

	As of December 31,
	2011	2010

Hotels/motels	$154,889	$173,273
Wholesale trade	99,913	94,090
Retail strip center less than 25,000 square feet	87,717	101,152
Retail neighborhood center	77,979	93,742
Residential building for rent/lease	68,543	60,574
Office building/warehouse	64,620	68,143
Restaurants	63,757	68,407
Health/education/social assistance	56,414	77,095
Land	50,881	64,962
All other nonresidential building for rent/lease	94,808	88,815
All other	227,397	256,302

Gross loans	$1,046,918	$1,146,555

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of December 31, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$310,626	$551,496	$3,078	$3,753	$868,953
7 - “Special Mention”/ “Watch”	10,735	30,491	—	—	41,226
8 - “Substandard”	24,204	106,160	7,257	1	137,622
9 -“Doubtful"	—	205	—	—	205

Total	$345,565	$688,352	$10,335	$3,754	$1,048,006

As of December 31, 2010	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$301,919	$563,003	$12,831	$3,732	$881,485
7 - “Special Mention”/ “Watch”	8,063	45,776	3,536	—	57,375
8 - “Substandard”	40,093	149,988	18,980	3	209,064
9 -“Doubtful"	—	257	—	—	257

Total	$350,075	$759,024	$35,347	$3,735	$1,148,181

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

Loans are classified as a troubled debt restructuring in cases where a borrower experiences financial difficulty but is current on their payment and the Company makes any concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end.

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,018	$121	$9,433	$11,572	$333,993	$345,565	$—
Real estate mortgage:
Residential	105	—	251	356	42,440	42,796	—
Commercial	7,361	4,002	15,559	26,922	618,634	645,556	—
Real estate construction:
Residential	—	—	—	—	7,011	7,011	—
Commercial	—	3,324	—	3,324	—	3,324	—
Consumer and other	—	5	1	6	3,748	3,754	—

Total	$9,484	$7,452	$25,244	$42,180	$1,005,826	$1,048,006	$—

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$290	$244	$13,190	$13,724	$336,351	$350,075	$—
Real estate mortgage:
Residential	126	6	280	412	38,335	38,747	—
Commercial	19,196	9,128	28,918	57,242	663,035	720,277	—
Real estate construction:
Residential	—	144	531	675	10,337	11,012	334
Commercial	—	—	1,910	1,910	22,425	24,335	—
Consumer and other	—	25	3	28	3,707	3,735	—

Total	$19,612	$9,547	$44,832	$73,991	$1,074,190	$1,148,181	$334

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the date indicated (in thousands):

	As of December 31,
Recorded investment in nonaccrual loans	2011	2010
Commercial and industrial	$10,665	$16,614
Real estate mortgage:
Residential	251	286
Commercial	30,600	48,592
Real estate construction:
Residential	—	196
Commercial	3,324	5,193
Consumer and other	1	3

Total	$44,841	$70,884

Had nonaccrual loans remained on an accrual basis, interest of approximately $1.8 million, $2.3 million and $1.8 million would have been accrued on these loans for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at December 31, 2011 and 2010, is presented below (in thousands):

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Residential	—	—	—	—
Commercial	3,324	3,324	—	831
Consumer and other	—	—	—	—

Impaired loans with an allowance
Commercial and industrial	7,018	7,025	224	4,835
Real estate mortgage:
Residential	—	—	—	—
Commercial	10,678	10,696	710	14,042
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—
Consumer and other	—	—	—	—

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831
Consumer and other	—	—	—	—

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$17,940	$18,004	$—	$14,385
Real estate mortgage:
Residential	286	286	—	265
Commercial	41,012	41,093	—	31,663
Real estate construction:
Residential	197	197	—	2,279
Commercial	5,205	5,213	—	6,330
Consumer and other	—	—	—	—

Impaired loans with an allowance
Commercial and industrial	98	98	57	1,037
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,581	7,606	483	13,713
Real estate construction:
Residential	—	—	—	238
Commercial	—	—	—	828
Consumer and other	—	—	—	—

Total:
Commercial and industrial	$18,038	$18,102	$57	$15,422
Real estate mortgage	48,879	48,985	483	45,641
Real estate construction	5,402	5,410	—	9,675
Consumer and other	—	—	—	—

Interest income of $119,000, $109,000 and $347,000 was recognized on impaired loans for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table presents the recorded investment in troubled debt restructurings that occurred for the year ended December  31, 2011 (in thousands):

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Commercial	1	7,715	7,451

As of December 31, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  The loan identified as troubled debt restructuring by the Company was previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The modification primarily related to an interest rate reduction and a period of interest-only payments.  The loan restructured during the year ended December 31, 2011 is on nonaccrual status as of December 31, 2011.  Because the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.  As of December 31, 2011, commitments to lend additional funds on loans that were modified as troubled debt restructurings were insignificant.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of December 31, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of year	$8,187	$22,016	$1,993	$194	$1,367	$33,757
Provision for loan losses	3,037	3,811	(2,416)	(25)	(682)	3,725
Charge-offs	(3,806)	(7,068)	—	(62)	—	(10,936)
Recoveries	548	454	743	30	—	1,775

Allowance for loan losses at end of year	7,966	19,213	320	137	685	28,321

Ending allowance for loan losses balance for loans individually evaluated for impairment	224	710	—	—		934

Ending allowance for loan losses balance for loans collectively evaluated for impairment	7,742	18,503	320	137		26,702

Loans:
Recorded investment in loans	345,565	688,352	10,335	3,754		1,048,006

Recorded investment in loans individually evaluated for impairment	10,665	30,851	3,324	1		44,841

Recorded investment in loans collectively evaluated for impairment	$334,900	$657,501	$7,011	$3,753		$1,003,165
As of December 31, 2010	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of year	$6,398	$19,503	$2,753	$248	$501	$29,403
Provision for loan losses	3,706	11,538	1,323	146	865	17,578
Charge-offs	(2,412)	(9,234)	(2,104)	(228)	—	(13,978)
Recoveries	496	209	21	28	—	754

Allowance for loan losses at end of year	8,188	22,016	1,993	194	1,366	33,757

Ending allowance for loan losses balance for loans individually evaluated for impairment	57	483	—	—		540

Ending allowance for loan losses balance for loans collectively evaluated for impairment	8,131	21,533	1,993	194		31,851

Loans:
Recorded investment in loans	350,075	759,024	35,347	3,735		1,148,181

Recorded investment in loans individually evaluated for impairment	18,038	48,880	5,402	3		72,323

Recorded investment in loans collectively evaluated for impairment	$332,037	$710,144	$29,945	$3,732		$1,075,858

Changes in the allowance for loan losses and unfunded lending commitments are as follows (in thousands):

As of December 31, 2009
Allowance for loan losses at beginning of year	$24,235
Provision for loan losses	25,713
Charge-offs	(21,611)
Recoveries	1,066

Allowance for loan losses at end of year	29,403

Reserve for unfunded lending commitments at beginning of year	1,092
Provision for unfunded lending commitments	(49)

Reserve for unfunded lending commitments at end of year	1,043

Allowance for credit losses	$30,446

5. Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	Estimated useful lives	As of December 31,
	(in years)	2011	2010
Furniture, fixtures and equipment	3-10	$14,817	$14,969
Building and improvements	3-20	4,422	4,422
Land	—	1,548	1,548
Leasehold improvements	5	6,169	6,005

		26,956	26,944
Accumulated depreciation		(22,259)	(21,567)

Premises and equipment, net		$4,697	$5,377

6. Goodwill

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

Annual Evaluation

The Company completed its 2011 annual impairment test based on information as of August 31, 2011. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and the market capitalization of the Company to estimate the fair value of Metro United.

Due to the limited number of bank transaction multiples and fluctuations in market capitalization of peer banks used in the market methods, management put more weight on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company which was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

Under the discounted cash flow method, the Company used an average asset growth rate of 6.5% for the five-year period and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%. An 8% discount rate indicated a fair value that was $9.8 million greater than carrying value, an 11% discount rate indicated that fair value and carrying value were approximately equal, and a 15% discount rate indicated a fair value that was $9.8 million less than the carrying value.

The derived fair value of Metro United was compared with the carrying value of its equity. The fair value at the evaluation date exceeded the carrying value, therefore the Company determined there was no impairment of goodwill as of that date.

Year End Evaluation

The Company’s stock price continued to trade below book value per share after the annual test and an additional goodwill impairment test was conducted as of December 31, 2011. The test was similar to the annual test but the conclusion of value was mainly based on utilizing the market capitalization of the Company.

Under the step-one analysis, the Company allocated the market capitalization of the Company, adjusted for a 20% control premium, to Metro United based on a pro rata basis using various balance sheet metrics of Metro United and MetroBank.

The derived fair value of Metro United was lower than the carrying value of its equity; and therefore Metro United failed the step-one impairment test.

 The Company then performed the step-two analysis to derive the implied fair value of goodwill.  As a result of improved market liquidity and the increase in fair value of loan assets, the implied fair value of goodwill was below the carrying value as of the evaluation date by $3.0 million; and as a result, the Company impaired goodwill by $3.0 million as of December 31, 2011.

The implied goodwill was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment that is a consequence of the current market conditions was a significant contributor to the valuation discounts associated with Metro United’s loan portfolio. To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, the implied fair value of goodwill may be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, therefore resulting in additional impairment of goodwill. The stock price performance of the Company and the fair value of Metro United's loans are factors that may also impact the potential of future goodwill impairment.

Goodwill impairment, if any, is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

Goodwill
Balance, January 1, 2009	$21,827
Impairment	(2,500)

Balance, December 31, 2009	19,327
Impairment	(2,000)

Balance, December 31, 2010	17,327
Impairment	(3,000)

Balance, December 31, 2011	$14,327

7. Interest-Bearing Deposits

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2011	2010
Interest-bearing demand deposits	$64,509	$56,789
Savings and money market accounts	420,927	427,106
Time deposits less than $100,000	176,458	190,011
Time deposits $100,000 and over	330,284	397,173

Interest-bearing deposits	$992,178	$1,071,079

At December 31, 2011, the scheduled maturities of time deposits were as follows (in thousands):

2012	$380,152
2013	48,905
2014	70,215
2015	6,120
2016	1,350
Thereafter	—

$506,742

The Company had $29.8 million and $43.7 million of brokered deposits at December 31, 2011 and 2010, respectively. However, as a result of the Agreement between MetroBank and the OCC and the Order between Metro United and the FDIC and CDFI, neither MetroBank nor Metro United can acquire, accept, renew or roll over any brokered deposits without approval from their respective regulator. There were no major deposit concentrations as of December 31, 2011 or 2010.

8. Junior Subordinated Debentures

In September 2005, the Company formed MCBI Trust I, a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the Trust are not included in the Company’s consolidated financial statements. See Note 1—“Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy.

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

The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. If the Company redeems any amount of the debentures, the Trust must redeem a like amount of the capital securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the capital securities, but only in each case if and to the extent of funds held by the Trust.

9. Other Borrowings

Other borrowings are as follows (in thousands):

	As of December 31,
	2011	2010
FHLB advances and loans	$—	$30,000
Repurchase agreements	25,000	25,000
Unsecured debt	1,000	1,000
TT&L deposits	315	804

	$26,315	$56,804

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings sources typically include advances from the Federal Home Loan Bank (“FHLB”) of Dallas and from the FHLB of San Francisco. Other borrowings include $25.0 million in fixed and variable rate security repurchase agreements, $1.0 million is subordinated debentures, and $315,000 in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury.

The Company has entered into securities repurchase agreements with two counterparty financial institutions that bear a weighted average interest rate per annum of 3.71% and mature on December 31, 2014. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year commencing on December 31, 2011. The Company has pledged and transferred securities as collateral under repurchase agreements with an aggregate fair value of $32.4 million as of December 31, 2011. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.

In February 2010, the Company issued a promissory note to each of the Company’s Chairman of the Board and an affiliate of one of the Company’s 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes, as amended in February 2012, mature February 10, 2013 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010.  The proceeds from issuance of the promissory notes were used for general corporate purposes.

Other short-term borrowings at December 31, 2011 and 2010 also include $315,000 and $804,000 respectively, in Treasury, Tax and Loan (“TT&L”) payments deposited in Company accounts for the benefit of the U.S. Treasury. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company has pledged securities with a fair value of $322,000 and $807,000 at December 31, 2011 and 2010, respectively to secure these TT&L deposits.

The total unused borrowing capacity from the FHLBs was $404.3 million and $429.1 million at December 31, 2011 and 2010, respectively. Additionally, at December 31, 2011 and 2010, unused borrowing capacity from the Federal Reserve Bank discount window was $10.3 million and $9.7 million, respectively, with which the Company had pledged securities with a fair value of $10.6 million and $10.0 million at December 31, 2011 and 2010, respectively. The Company also had unused lines of credit with correspondent banks of $5.0 and $8.0 million at December 31, 2011 and 2010.

10. Income Taxes

The Company is subject to taxation in the United States and Texas and California. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state. The Company is open to federal tax authority examinations for the tax years ended December 31, 2007 through December 31, 2010.

The Company records tax effects from uncertain tax positions in the financial statements, only if the positions are more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the positions. The Company had no unrecognized tax benefits as of December 31, 2011 and 2010, and as a result there is no impact on the Company’s effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy. As of December 31, 2011 and 2010, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company’s effective tax rate was 41% for year ended December 31, 2011 compared with 27% for the year ended December 31, 2010. The increase in the effective income tax rate in 2011 as compared to 2010 was partially the result of non-deductible goodwill impairment in 2011.  Additionally, the effective income tax rates for the two years were impacted by the amount of other non-deductible expense and non-taxable income in each respective year, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated.  The Texas tax is based on the Company’s gross margin with limited deductions. Because the Texas tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

As of December 31, 2011, the Company had approximately $15.0 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at December 31, 2011 and 2010 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

As a result of the losses incurred in 2010 and 2009, the Company was in a three-year cumulative pretax loss position at December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. The Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, to fully realize its deferred tax asset. The Company has projected its pretax earnings based upon business that the Company anticipates conducting in the future, which is supported by the Company’s return to an earnings, rather than loss, position in 2011. During 2010 and 2009, earnings were negatively affected by the large increase in provisions for loan losses during the sharp economic downturn. The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

 Components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal
Current provision (benefit) for federal income taxes	$2,670	$1,955	$(343)
Deferred federal income tax provision (benefit)	1,411	(2,507)	(2,695)

Total provision (benefit) for federal income taxes	4,081	(552)	(3,038)
State
Current provision for state income taxes	109	348	301
Deferred state income tax provision (benefit)	184	(148)	(250)

Total provision for state income taxes	293	200	51

Total provision (benefit) for income taxes	$4,374	$(352)	$(2,987)

A reconciliation of the provision (benefit) for income taxes computed at statutory rates compared with the actual provision (benefit) for income taxes is as follows (dollars in thousands):

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax provision (benefit) at statutory rate	$3,781	35%	$(448)	(35)%	$(3,488)	(35)%
Tax-exempt interest income	(160)	(1)	(167)	(13)	(107)	(1)
Stock-based compensation	32	1	88	7	185	2
State income taxes	(66)	(1)	(33)	(3)	33	—
Non-deductible goodwill impairment	1,050	9	700	54	875	9
Bank owned life insurance	(504)	(4)	(512)	(39)	(502)	(5)
Other, net	241	2	20	2	17	—

Provision (benefit) for income taxes	$4,374	41%	$(352)	(27)%	$(2,987)	(30)%

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$10,456	$12,371
Deferred loan fees	335	387
Premises and equipment	1,381	1,611
Interest on nonaccrual loans	1,064	1,018
Unrealized losses on investment securities available-for-sale	—	739
Interest rate derivative	717	519
Securities impairment	460	353
Foreclosed assets	990	686
Deferred compensation	143	56
Other	519	292

Gross deferred tax assets	16,065	18,032

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	850	—
Core deposit intangibles	47	82
FHLB stock dividends	173	169

Gross deferred tax liabilities	1,070	251

Net deferred tax assets	$14,995	$17,781

The following sets forth the deferred tax benefit (provision) related to other comprehensive income (in thousands):

	Years Ended December 31,
	2011	2010	2009
Accumulated losses on effective cash flow hedging derivatives	$(183)	$(512)	$(22)
Unrealized losses on investment securities:
Securities with OTTI charges during the period	(87)	(225)	(812)
Less: OTTI charges recognized in net income	(74)	(175)	(313)

Net unrealized losses on investment securities with OTTI	(13)	(50)	(499)
Unrealized gains arising during the period	1,362	170	870
Less: reclassification adjustment for gains realized in net income	72	244	439

Net unrealized gains (losses) on investment securities	1,290	(74)	431

Total comprehensive income (loss)	$1,094	$(636)	$(90)

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

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarters of 2010, and in the third quarter of 2011 paid in full the dividend that was deferred from the second quarter of 2010.   The payment of future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.

The Company paid no common dividends during 2011 and 2010.  The Company declared and paid dividends of $0.04 per share to the common shareholders of record for the three months ended March 31, 2009.  Preferred dividends paid for the years ended December 31, 2011, 2010 and 2009 were $2.83 million or $62.97 per share, $1.70 million or $37.80 per share and $1.87 million or $41.56 per share, respectively.

12. Regulatory Matters

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of December 31, 2011, no dividends could be paid by the Parent, or MetroBank and Metro United to the Parent, without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, within 90 days after the effective date of the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% or risk-based capital of $38.5 million and total capital to total risk-weighted assets of at least 13% or risk-based capital of $42.0 million by December 31, 2010. As of December 31, 2011 and 2010, Metro United's Tier 1 leverage ratio was 11.80% and 9.84%, respectively and for the same periods, its total risk-based capital ratio was 16.48% and 14.28%, respectively. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

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

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2011, that the Company and the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

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

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$195,765	17.30%	$90,552	8.00%	N/A	N/A	%
MetroBank, N.A.	140,510	16.82	66,831	8.00	$83,539	10.00
Metro United Bank	48,778	16.48	23,674	8.00	29,593	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	181,368	16.02	45,276	4.00	N/A	N/A
MetroBank, N.A.	129,864	15.55	33,416	4.00	50,124	6.00
Metro United Bank	45,034	15.22	11,837	4.00	17,756	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	181,368	12.16	59,659	4.00	N/A	N/A
MetroBank, N.A.	129,864	11.67	44,514	4.00	55,643	5.00
Metro United Bank	45,034	11.80	15,269	4.00	19,086	5.00

As of December 31, 2010
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$184,573	15.13%	$97,599	8.00%	N/A	N/A	%
MetroBank, N.A.	133,737	14.92	71,727	8.00	$89,658	10.00
Metro United Bank	46,141	14.28	25,840	8.00	32,300	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	169,087	13.86	48,799	4.00	N/A	N/A
MetroBank, N.A.	122,366	13.65	35,863	4.00	53,795	6.00
Metro United Bank	42,031	13.01	12,920	4.00	19,380	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	169,087	10.75	62,893	4.00	N/A	N/A
MetroBank, N.A.	122,366	10.64	46,003	4.00	57,503	5.00
Metro United Bank	42,031	9.84	17,089	4.00	21,361	5.00

As of December 31, 2011 and 2010, $35.0 million in capital securities issued by MCBI Trust I were included in the Company’s Tier 1 capital for regulatory purposes and none were included in Tier 2 capital. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits were fully effective on March 31, 2011. The new rules had no effect on the amount of trust preferred securities that the Company may include in its Tier 1 capital as of December 31, 2011 and 2010.

13. 401(k) Profit Sharing Plan

The Company has established a defined contribution profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 100% of annual compensation with an annual dollar limit of $16,500, $16,500 and $22,000 per participant for the years ended December 31, 2011, 2010, and 2009, respectively. The Banks matched each participant’s contributions to the Plan up to 5%, 5% and 4% of such participant’s salary for the years ended December 31, 2011, 2010 and 2009, respectively. MetroBank made contributions to the Plan of approximately $556,000, $543,000, and $445,000 during the years ended December 31, 2011, 2010, and 2009, respectively. Metro United made contributions to the Plan of approximately $173,000, $160,000 and $132,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

For the years ended December 31, 2011, 2010 and 2009, total stock-based compensation cost recognized in the Company’s Consolidated Statements of Operations was $449,000, $349,000 and $671,000, respectively.

Stock Incentive Plans. The Company has one active stock incentive plan, the 2007 Plan, under which the Company can issue shares of restricted stock and stock options. Shares of restricted stock may be issued under the plan from unissued common stock or treasury stock. Shares of restricted stock were also issued under the 1998 Plan, which expired on December 16, 2008.

 As amended on May 8, 2009, the 2007 Plan authorizes the issuance of up to 650,000 shares of Common Stock, and provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards or any combination of the foregoing. No more than 50,000 shares of stock may be subject to options or stock appreciation rights granted under the 2007 Plan to any one individual during any 12 month period. No more than 20,000 shares of stock may be granted under the 2007 Plan as a restricted stock award to any one individual during any 12 month period. Restricted stock may be granted with or without payment except to the extent required by law and awards are subject to performance or service restrictions as determined by the Compensation Committee. The recipient of restricted stock is entitled to voting rights and dividends on the common stock prior to the lapsing of the forfeiture restrictions with respect to such stock. As of December 31, 2011, there were 62,696 shares available for future grants under the 2007 Plan.

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

Stock Option Activity. The Company granted stock options to employees under both the 2007 Plan and the 1998 Plan. There were 60,000, 30,000, and 30,000 options granted during 2011, 2010, and 2009, respectively. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Assumptions	2011	2010	2009
Expected term (in years)	6.0	6.0	6.0
Expected stock price volatility	44.45%	41.37%	39.26%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.13%	2.11%	2.93%

Estimated weighted average grant-date fair value per option granted	$2.30	$1.09	$1.53

A summary of activity for the Company’s stock options as of December 31, 2011 and the changes during the year then ended is presented below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2010	945,825	$13.79
Options granted	60,000	5.13
Options exercised	—	—
Options forfeited	(32,250)	15.59
Options expired	(66,375)	11.54

Outstanding options at December 31, 2011	907,200	$13.32	3.97	$—

Exercisable options at December 31, 2011	814,200	$14.34	3.41	$—

 No stock options were exercised during the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, compensation cost not yet recognized for unvested share-based awards was approximately $90,000, which is expected to be recognized over a weighted average period of 1.64 years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $361,000, $573,000, and $927,000, respectively.

Restricted Stock Activity. The Company granted restricted stock to employees under the 2007 Plan. Compensation expense for restricted stock is measured based upon the number of shares granted multiplied by the difference of the stock price on the grant date less payment required, if any. Such expense is recognized in the Company’s Consolidated Statement of Operations.

The following table summarizes the Company’s restricted stock activity for 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	102,300	$3.39
Granted	110,500	4.03
Vested	(17,297)	4.37

Outstanding at December 31, 2011	195,503	3.66

As of December 31, 2011, compensation cost not yet recognized for unvested share-based awards was approximately $414,000, which is expected to be recognized over a weighted average period of 1.59 years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $76,000, $120,000 and $184,000. No shares were converted nor were there any share-based liabilities paid during 2011, 2010, and 2009.

15. Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of accumulated other comprehensive income (net of taxes) for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Gains (Loss) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Losses)
Balance December 31, 2009	$(39)	$(888)	$(179)	$(1,106)
Current-year change	(910)	(89)	(131)	(1,130)

Balance December 31, 2010	$(949)	$(977)	$(310)	$(2,236)
Current-year change	(326)	(23)	2,420	2,071

Balance December 31, 2011	$(1,275)	$(1,000)	$2,110	$(165)

16. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted stock can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options and restricted stock that are antidilutive are excluded from the earnings per share calculation. Stock options and restricted shares are antidilutive when the exercise price is higher than the current market price of the Company’s Common Stock. As of December 31, 2011, 2010 and 2009 there were 1,227,000, 1,751,000 and 1,803,000, respectively, of antidilutive common shares comprised of stock options and restricted stock which were excluded from the diluted shares calculation. The number of potentially dilutive common shares is determined using the treasury stock method. For earnings per common share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders.

Earnings per common share for the years ended December 31, 2011, 2010 and 2009 are calculated below (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Net income (loss) available to common shareholders	$4,020	$(3,337)	$(9,371)

Weighted average common shares in basic EPS	13,142	12,069	10,904
Effect of dilutive securities (1)	85	—	—

Weighted average common and potentially dilutive common shares used in diluted EPS	$13,227	$12,069	$10,904

Earnings (loss) per common share:
Basic	$0.31	$(0.28)	$(0.86)
Diluted	$0.30	$(0.28)	$(0.86)

(1)
For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders.

17. Off-Balance Sheet Activities

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss and the maximum potential amount of future payments the Company could be required to make under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2011 and 2010 were $105.0 million and $64.0 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2011 and 2010 were $21.6 million and $10.2 million, respectively. The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2011 and 2010 is presented below (in thousands):

	2011	2010
Unfunded loan commitments including unfunded lines of credit	$105,049	$63,967
Standby letters of credit	15,765	5,137
Commercial letters of credit	5,818	5,019
Operating leases	8,058	8,698

Total financial instruments with off-balance sheet risk	$134,690	$82,821

18. Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the consolidated balance sheet.

Interest Rate Derivatives. During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust MCBI Trust I throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  (See Note 8 “Junior Subordinated Debentures”.) Under the five-year swap contract, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.

The notional amount of the interest rate derivative contract outstanding at December 31, 2011 and 2010 was $17.5 million and the estimated fair value for the same periods was ($2.0 million) and ($1.5 million), respectively. The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2011 and 2010 are presented in the following table (in thousands).

	December 31, 2011		December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,992)	$17,500	$(1,483)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$194	$—	$—

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

Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the years ended December 31, 2011 and 2010 to interest rate derivatives designated as hedges of cash flows were as follows (in thousands):

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax
Year ended December 31, 2011	Derivatives— effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives— effective portion recorded in OCI	Total change in OCI for year
Contract type
Interest rate swap	$—	$—	$—	$(326)	$(326)

Year ended December 31, 2010
Contract type
Interest rate swap	$—	$—	$—	$(910)	$(910)

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives for the year ended December 31, 2011 and 2010 were as follows (in thousands).

	For the Year Ended December 31,
	2011	2010
Non-hedging interest rate derivative:
Other non-interest income	$(390)	$—

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts. The Company had no credit exposure relating to the interest rate swap at December 31, 2011. The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million and $2.1 million at December 31, 2011 and 2010.

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

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2011 and 2010, by caption on the consolidated balance sheets and by valuation hierarchy (as described above) (in thousands):

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies	$—	$92,199	$—	$92,199
Obligations of state and political subdivisions	—	5,706	—	5,706
Corporate	—	6,141	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	53,739	—	53,739
Privately issued residential	—	667	—	667
Asset backed securities	—	102	—	102
Investment in CRA funds	13,835	—	—	13,835

Total available-for-sale securities	13,835	158,554	—	172,389
Derivative assets
Interest rate cap	—	194	—	194
Total assets measured at fair value on a recurring basis	$13,835	$158,748	$—	$172,583

Derivative liabilities at December 31, 2011
Interest rate swap	$—	$(1,992)	$—	$(1,992)

Securities available-for-sale at December 31, 2010
U.S. Treasury and other U.S. government corporations and agencies	$—	$111,601	$—	$111,601
Obligations of state and political subdivisions	—	4,371	—	4,371
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	45,384	—	45,384
Privately issued residential	—	1,230	—	1,230
Asset backed securities	—	178	—	178
Investment in CRA funds	12,942	—	—	12,942

Total available-for-sale securities	$12,942	$162,764	$—	$175,706

Derivative liabilities at December 31, 2010
Interest rate swap	$—	$(1,483)	$—	$(1,483)

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

 Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of December 31, 2011 and 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011		Losses
	Level 2	Level 3	Year ended December 31, 2011
Assets
Goodwill	$—	$14,327	$—
Foreclosed assets (1)	—	19,018	1,963
Impaired loans (2)	15,696	—	3,021

	As of December 31, 2010		Losses
	Level 2	Level 3	Year ended December 31, 2010
Assets
Goodwill	$—	$17,327	$2,000
Foreclosed assets (1)	—	19,956	3,996
Impaired loans (2)	7,121	—	455

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair values of financial instruments for the years ended December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$193,609	$193,609	$151,725	$151,725
Investment securities available-for-sale	172,389	172,389	175,706	175,706
Investment securities held-to-maturity	4,046	4,536	4,045	4,167
Other investments	6,484	6,484	6,925	6,925
Loans held-for-investment, net	1,015,095	968,434	1,110,553	990,818
Loans held-for-sale	1,200	1,498	—	—
Cash value of bank owned life insurance	31,427	31,427	29,988	29,988
Accrued interest receivable	4,327	4,327	4,682	4,682
Interest rate cap	194	194	—	—

Financial Liabilities
Deposits
Transaction accounts	744,833	744,833	707,000	707,000
Time deposits	506,742	511,050	587,184	586,342

Total deposits	1,251,575	1,255,883	1,294,184	1,293,342

Other borrowings	26,315	26,206	56,804	59,028
Junior subordinated debentures	36,083	36,083	36,083	36,083
Interest rate swap	1,992	1,992	1,483	1,483
Accrued interest payable	310	310	447	447

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	236	—	179
Standby letters of credit	—	69	—	13
Commercial letters of credit	—	—	—	—

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

Loans. The fair value of loans originated by MetroBank  is generally estimated by discounting the expected future cash flows using the current interest rates at which similar loans with similar terms would be made. The presence of floors on a large portion of the variable rate loans has supported the yields above current market levels and is the key factor causing the fair value of the variable rate loans with floors to exceed the book value. The fair value of the remainder of the variable rate loans approximates the carrying value while fixed rate loans are generally above the carrying values. The fair value of loans originated by Metro United is estimated from the step-two goodwill impairment analysis.   Valuation adjustments for the Banks are made for specific credit risks as well as general portfolio credit and market risks to arrive at the fair value.

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

Leases

The Company leases certain branch premises and equipment under operating leases, which expire between 2012 through 2018. The Company incurred rental expense of $2.4 million, $2.4 million, and $1.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively, under these lease agreements. Future minimum lease payments at December 31, 2011 due under these lease agreements are as follows (in thousands):

Year	Amount
2012	$1,995
2013	1,837
2014	1,801
2015	1,505
2016	685
Thereafter	235

$8,058

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

The following is a summary of selected operating segment information as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	As of and for the year ended December 31, 2011
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$50,854	$16,569	$26	$67,449
Interest expense	8,927	3,120	1,357	13,404

Net interest income	41,927	13,449	(1,331)	54,045
Provision for loan losses	3,150	575	—	3,725

Net interest income after provision for loan losses	38,777	12,874	(1,331)	50,320
Noninterest income	8,293	271	(1,350)	7,214
Noninterest expense	33,480	13,136	114	46,730

Income (loss) before income tax provision	13,590	9	(2,795)	10,804
Provision (benefit) for income taxes	4,052	1,253	(931)	4,374

Net income (loss)	$9,538	$(1,244)	$(1,864)	$6,430

Assets	$1,102,093	$394,942	$(2,504)	$1,494,531
Net loans	722,722	293,573	—	1,016,295
Goodwill	—	14,327	—	14,327
Deposits	930,678	333,517	(12,620)	1,251,575

	As of and for the year ended December 31, 2010
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$56,991	$20,396	$64	$77,451
Interest expense	13,602	4,726	2,091	20,419

Net interest income	43,389	15,670	(2,027)	57,032
Provision for loan losses	12,850	4,728	—	17,578

Net interest income after provision for loan losses	30,539	10,942	(2,027)	39,454
Noninterest income	8,529	358	(1,324)	7,563
Noninterest expense	34,968	13,198	130	48,296

Income (loss) before income tax provision	4,100	(1,898)	(3,481)	(1,279)
Provision (benefit) for income taxes	880	(61)	(1,171)	(352)

Net income (loss)	$3,220	$(1,837)	$(2,310)	$(927)

Assets	$1,150,216	$410,522	$(2,153)	$1,558,585
Net loans	792,732	317,821	—	1,110,553
Goodwill	—	17,327	—	17,327
Deposits	986,096	317,946	(9,858)	1,294,184

	As of and for the year ended December 31, 2009
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$64,041	$22,230	$63	$86,334
Interest expense	20,463	8,488	2,090	31,041

Net interest income	43,578	13,742	(2,027)	55,293
Provision for loan losses	19,638	6,075	—	25,713

Net interest income after provision for loan losses	23,940	7,667	(2,027)	29,580
Noninterest income	9,023	419	(1,273)	8,169
Noninterest expense	33,640	13,945	223	47,808

Income (loss) before income tax provision	(677)	(5,859)	(3,523)	(10,059)
Provision (benefit) for income taxes	(517)	(1,430)	(1,040)	(2,987)

Net income (loss)	$(160)	$(4,429)	$(2,483)	$(7,072)

Assets	$1,117,234	$475,904	$(3,590)	$1,589,548
Net loans	892,545	352,049	—	1,244,594
Goodwill	—	19,327	—	19,327
Deposits	958,242	412,632	(6,707)	1,364,167

(1)	Other includes the Parent and eliminations of transactions between segments.

22. Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (parent only) are presented below:

Condensed Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2011	2010
Assets
Cash and due from subsidiary banks	$7,691	$5,940
Investment in subsidiary trust	1,083	1,083
Investment in bank subsidiaries	194,128	189,437
Other assets	1,367	774

Total assets	$204,269	$197,234

Liabilities and Shareholders’ Equity
Accrued interest payable	$58	$54
Junior subordinated debentures	36,083	36,083
Other borrowings	1,000	1,000
Other liabilities	1,945	1,330

Total liabilities	39,086	38,467

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 and shares issued and outstanding at December 31, 2011 and 2010	45,003	45,427
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,340,815 and 13,230,315 shares issued and outstanding at December 31, 2011 and 2010, respectively	13,341	13,230
Additional paid-in-capital	33,816	33,178
Retained earnings	73,188	69,168
Other comprehensive loss	(165)	(2,236)
Treasury stock, at cost	—	—

Total shareholders’ equity	165,183	158,767

Total liabilities and shareholders’ equity	$204,269	$197,234

Condensed Statements of Operations
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Income
Interest income on deposits	$5	$4	$1
Dividends received from subsidiary trust	21	60	62
Dividends received from bank subsidiaries	6,000	—	2,000

Total income	6,026	64	2,063

Expenses
Interest expense on junior subordinated debentures	1,306	2,047	2,079
Interest expense on subordinated debentures	50	44	11
Stock-based compensation expense	91	3	554
Other expenses	1,374	1,451	934

Total expenses	2,821	3,545	3,578

Income (loss) before taxes and equity in undistributed net income (loss) of subsidiaries	3,205	(3,481)	(1,515)
Income tax benefit	931	1,171	1,040

Income (loss) before equity in undistributed net income of subsidiaries	4,136	(2,310)	(475)
Equity in undistributed net income (distributions in excess of earnings) of subsidiaries	2,294	1,383	(6,597)

Net income (loss)	$6,430	$(927)	$(7,072)

Dividends—preferred stock	(2,410)	(2,410)	(2,299)

Net income (loss) available to common shareholders	$4,020	$(3,337)	$(9,371)

Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income (loss)	$6,430	$(927)	$(7,072)
Stock-based compensation expense	450	363	551
Distributions in excess of earnings (equity in undistributed earnings of subsidiaries)	(2,294)	(1,383)	6,597
Decrease (increase) in other assets	(295)	(24)	23
Decrease in other liabilities	294	72	(92)

Net cash provided by (used in) operating activities	4,585	(1,899)	7

Cash flow from investment activities:
Investment in bank subsidiaries	—	—	(37,500)

Net cash used in investing activities	—	—	(37,500)

Cash flow from financing activities:
Proceeds from issuance of unsecured debt and subordinated debentures	—	1,000	—
Repayment of subordinated debentures	—	—	(4,000)
Proceeds from issuance of preferred stock with common stock warrant	—	—	45,000
Proceeds from issuance of common stock	—	6,899	—
Re-issuance of treasury stock	—	—	169
Cash dividends paid on preferred stock	(2,834)	(1,701)	(1,870)
Cash dividends paid on common stock	—	—	(869)

Net cash provided by (used in) financing activities	(2,834)	6,198	38,430

Net increase (decrease) in cash and cash equivalents	1,751	4,299	937
Cash and cash equivalents at beginning of year	5,940	1,641	704

Cash and cash equivalents at end of year	$7,691	$5,940	$1,641

Common dividends declared but not paid	$—	$—	$—

23. Related Party Transactions

In the ordinary course of business, the Company enters into transactions with its and the Banks’ executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2010, certain of these officers and directors and their affiliated companies were indebted to the Company in the aggregate amount of approximately $91,000.  At December 31, 2011 there was no outstanding indebtedness of officers, directors or their affiliated companies; however one officer was issued a line of credit in the amount of $800,000 in which no advances were issued in 2011.

The following is an analysis of activity for the years ended December 31, 2011 and 2010 for such amounts (in thousands):

	2011	2010
Balance at January 1,	$91	$149
New loans and advances	—	91
Repayments	(91)	(149)

Balance at December 31,	$—	$91

In addition, as of December 31, 2011 and 2010, the Company held demand and other deposits for related parties of approximately $5.4 million and $5.8 million, respectively.

The Company’s Chairman is a principal shareholder and the Chairman of the Board of New Era Life Insurance Company (New Era). MetroBank had seven commercial real estate loan participations with New Era as of December 31, 2011, and nine as of December 31, 2010. These loans were originated by and are being serviced by MetroBank. As of December 31, 2011, six of the loans are contractually current on their payments and one real estate loan in the amount of $5.8 million is on nonaccrual status and is 90 days or more past due. The following is an analysis of these loans as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Gross balance	$56,290	$66,543
Less: participation portion sold to New Era	(23,552)	(28,452)

Net balance outstanding	$32,738	$38,091

With the exception of the $5.8 million real estate loan on nonaccrual status, $19.8 million of the loans have interest rates ranging from 3.75% to 7.25% and the remaining $30.7 million in loans have interest rates which float with the prime rate. The loans mature between February 2012 and February 2017. The percent of the participation portions sold to New Era varies from 16.67% to 76.00%.

Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The controlling shareholder of Gaumnitz, Inc. is a major shareholder of the Company. The lease agreements covering the different areas comprising the Company’s headquarters have lease commencement dates of December 2010, at a net rent of $47,000 per month, and expiration dates in December 2015. The lease agreement for MetroBank’s Bellaire branch commenced on December 29, 2006 at a total rent of $12,000 per month and expires in December 2016. For these respective lease agreements, the Company paid Gaumnitz, Inc. $704,000 for the years ended December 31, 2011, 2010 and 2009.

In February 2010, the Company issued a promissory note to each of the Company's Chairman of the Board and an affiliate of one of the Company's 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes, as amended in February 2012, mature February 10, 2013 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010.  The proceeds from issuance of the promissory notes were used for general corporate purposes.

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

10.4†	Form of Non Qualified Stock Option Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 of the S-8 Registration Statement).

10.5†	Form of Stock Appreciation Rights Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the S-8 Registration Statement).

10.6†	Form of Restricted Stock Agreement under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 of the S-8 Registration Statement).

10.7†*	Form of Restricted Stock Agreement (CPP Long-Term) under the 2007 Stock Awards and Incentive Plan.

10.8†
Employment Agreement between the Company and George M. Lee effective January 26, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

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

11	Computation of Earnings Per Common Share, included as Note (16) to the Consolidated Financial Statements of this Form 10-K.

21	Subsidiaries of MetroCorp Bancshares, Inc. (incorporated herein by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1*	Consent of KPMG LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101*	Interactive Data File.

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