Form 10-Q
period 2012-03-31
MetroCorp Bancshares, Inc.
filed 2012-05-15
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2012, the number of outstanding shares of Common Stock was 13,333,047.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$25,692	$28,798
Federal funds sold and other short-term investments	157,620	164,811
Total cash and cash equivalents	183,312	193,609
Securities available-for-sale, at fair value	141,405	121,633
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	49,810	50,756
Total securities available-for-sale	191,215	172,389
Securities held-to-maturity (fair value $4,577 and $4,536 at March 31, 2012 and December 31, 2011, respectively)	4,046	4,046
Other investments	6,375	6,484
Loans, net of allowance for loan losses of $28,066 and $28,321, respectively	1,018,483	1,015,095
Loans, held-for-sale	–	1,200
Accrued interest receivable	4,367	4,327
Premises and equipment, net	4,496	4,697
Goodwill	14,327	14,327
Deferred tax asset, net	14,785	14,995
Customers' liability on acceptances	5,075	5,152
Foreclosed assets, net	15,638	19,018
Cash value of bank owned life insurance	31,775	31,427
Prepaid FDIC assessment	4,822	5,204
Other assets	2,291	2,561
Total assets	$1,501,007	$1,494,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$258,043	$259,397
Interest-bearing	998,784	992,178
Total deposits	1,256,827	1,251,575
Junior subordinated debentures	36,083	36,083
Other borrowings	26,000	26,315
Accrued interest payable	285	310
Acceptances outstanding	5,075	5,152
Other liabilities	9,341	9,913
Total liabilities	1,333,611	1,329,348
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 45,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	45,039	45,003
Common stock, $1.00 par value, 50,000,000 shares authorized; 13,346,815 and 13,340,815 shares issued and 13,333,047 and 13,340,815 outstanding at March 31, 2012 and December 31, 2011, respectively	13,347	13,341
Additional paid-in-capital	33,874	33,816
Retained earnings	75,357	73,188
Accumulated other comprehensive loss	(109)	(165)
Treasury stock, at cost, 13,768 and no shares at March 31, 2012 and December 31, 2011, respectively	(112)	–
Total shareholders' equity	167,396	165,183
Total liabilities and shareholders' equity	$1,501,007	$1,494,531

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Interest income:
Loans	$14,999	$16,002
Securities:
Taxable	1,027	1,228
Tax-exempt	117	98
Other investments	43	42
Federal funds sold and other short-term investments	212	81
Total interest income	16,398	17,451
Interest expense:
Time deposits	1,536	2,226
Demand and savings deposits	635	920
Junior subordinated debentures	336	324
Other borrowings	247	281
Total interest expense	2,754	3,751
Net interest income	13,644	13,700
Provision for loan losses	400	330
Net interest income after provision for loan losses	13,244	13,370
Noninterest income:
Service fees	1,117	1,056
Loan-related fees	70	97
Letters of credit commissions and fees	197	184
Loss (gain) on securities transactions, net	12	(50)
Total other-than-temporary-impairment (“OTTI”) on securities	(39)	(105)
Less: Noncredit portion of OTTI	–	(17)
Net impairments on securities	(39)	(88)
Other noninterest income	446	460
Total noninterest income	1,803	1,659
Noninterest expenses:
Salaries and employee benefits	5,921	5,245
Occupancy and equipment	1,689	1,802
Foreclosed assets, net	1,001	675
FDIC assessment	397	861
Other noninterest expense	1,925	3,180
Total noninterest expenses	10,933	11,763

Income before provision for income taxes	4,114	3,266
Provision for income taxes	1,346	1,140
Net income	$2,768	$2,126

Dividends and discount – preferred stock	(598)	(605)
Net income available to common shareholders	$2,170	$1,521

Earnings per common share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12
Weighted average common shares outstanding:
Basic	13,169	13,136
Diluted	13,309	13,205
Dividends per common share	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011

Net income	$2,768	$2,126
Other comprehensive income (loss), net of tax:

Change in accumulated gain on effective cash flow hedging derivatives	43	149

Change in unrealized losses on investment securities, net of tax:
Securities with OTTI charges during the period	(25)	(67)
Less: OTTI charges recognized in net income	(25)	(56)
Net unrealized gains (losses) on investment securities with OTTI	–	(11)

Unrealized holding losses arising during the period	21	(462)
Less: reclassification adjustment for losses included in net income	8	(32)
Net unrealized gains on investment securities	13	(430)

Other comprehensive income (loss)	56	(292)
Total comprehensive income	$2,824	$1,834

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income	Treasury Stock at
	Shares	At par	Shares	At par	capital	earnings	(loss)	cost	Total
Balance at December 31, 2011	45	$45,003	13,341	$13,341	$33,816	$73,188	$(165)	–	$165,183
Issuance of common stock	–	–	6	6	38	–	–	–	44
Repurchase of common stock	–	–	–	–	–	–	–	(112)	(112)
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	20	–	–	–	20
Net income	–	–	–	–	–	2,768	–	–	2,768
Amortization of preferred stock discount	–	36	–	–	–	(36)	–	–	–
Other comprehensive income	–	–	–	–	–	–	56	–	56
Dividends – preferred stock	–	–	–	–	–	(563)	–		(563)
Balance at March 31, 2012	45	$45,039	13,347	$13,347	$33,874	$75,357	$(109)	(112)	$167,396

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,768	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	284	363
Provision for loan losses	400	330
Impairment on securities	39	88
(Gain) loss on securities transactions, net	(12)	50
Loss on sale of foreclosed assets	782	144
Amortization of premiums and discounts on securities	128	7
Amortization of deferred loan fees and discounts	(244)	(301)
Amortization of core deposit intangibles	14	21
Stock-based compensation	20	28
Change in:
Accrued interest receivable	(40)	262
Other assets	538	845
Accrued interest payable	(25)	(27)
Other liabilities	(529)	723
Net cash provided by operating activities	4,123	4,659

Cash flows from investing activities:
Purchases of securities available-for-sale	(31,565)	(103)
Purchases of other investments	(1)	(1)
Proceeds from sales of securities available-for-sale	–	106
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	12,603	16,301
Proceeds from sales and maturities of other investments	110	108
Net change in loans	(2,546)	40,001
Proceeds from sales of foreclosed assets	2,800	9,482
Purchases of premises and equipment	(83)	(189)
Net cash (used in) provided by investing activities	(18,682)	65,705

Cash flows from financing activities:
Net change in:
Deposits	5,252	(23,021)
Other borrowings	(315)	(260)
Repurchase of common stock	(112)	–
Cash dividends paid on preferred stock	(563)	(570)
Net cash provided by (used in) financing activities	4,262	(23,851)

Net (decrease) increase in cash and cash equivalents	(10,297)	46,513
Cash and cash equivalents at beginning of period	193,609	151,725
Cash and cash equivalents at end of period	$183,312	$198,238

Supplemental information:

Interest paid	$2,778	$3,777
Income taxes paid	1,160	–
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	44	–
Foreclosed assets acquired	202	6,199
Loans originated to finance foreclosed assets	–	115

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting  principles.

Certain items in prior financial statements have been reclassified to conform to the 2012 presentation, with no impact on the balance sheet, net income (loss), shareholders’ equity or cash flows.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2012
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$107,722	$328	$(144)	$-	$107,906
Obligations of state and political subdivisions	12,038	300	(110)	-	12,228
Corporate	6,097	177	-		6,274
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	48,748	1,367	-	-	50,115
Privately issued residential	840	256	(9)	(425)	662
Asset backed securities	222	88	-	(184)	126
Equity Securities
CRA funds	13,794	110	-	-	13,904
Total available-for-sale securities	$189,461	$2,626	$(263)	$(609)	$191,215

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$531	$-	$-	$4,577
Total held-to-maturity securities	$4,046	$531	$-	$-	$4,577

Other investments
FHLB/Federal Reserve Bank stock(1)	$5,292	$-	$-	$-	$5,292
Investment in subsidiary trust(1)	1,083	-	-	-	1,083
Total other investments	$6,375	$-	$-	$-	$6,375

	As of December 31, 2011
	Amortized Cost	Unrealized			Fair Value
		Gains	Losses	OTTI
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB /Federal Reserve Bank stock(1)	5,401	—	—	—	5,401
Investment in subsidiary trust(1)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

(1) Represents securities with limited marketability and are carried at cost.

The following table displays the fair value and gross unrealized losses of securities available for sale as of March 31, 2012 for which OTTI has not been recognized, that were in a continuous unrealized loss position for the periods indicated.   There were no securities held to maturity in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$23,840	$(144)	$—	$—	$23,840	$(144)
Obligations of state and political subdivisions	6,468	(110)	—	—	6,468	(110)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	16	—	—	—	16	—
Privately issued residential	—	—	181	(9)	181	(9)
Total securities	$30,324	$(254)	$181	$(9)	$30,505	$(263)

	As of December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and other U.S. government corporations and agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
Obligations of state and political subdivisions	1,580	(40)	—	—	1,580	(40)
Corporate	3,017	(18)	—	—	3,017	(18)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	8,786	(15)	10	—	8,796	(15)
Privately issued residential	—	—	168	(23)	168	(23)

Total securities	$18,376	$(80)	$178	$(23)	$18,554	$(103)

As of March 31, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $263,000 of unrealized losses is temporary and the remaining $609,000 of OTTI as of March 31, 2012 represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table represents the impairment activity related to debt securities (in thousands):

Impairment related to credit losses	Three months ended March 31, 2012	Three months ended March 31, 2011

Beginning balance at beginning of period	$1,594	$1,600
Addition of OTTI that was not previously recognized	—	—
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	21	—
Transfers from accumulated other comprehensive income (“AOCI”) to OTTI related to credit losses	18	88
Reclassifications from OTTI to realized losses	—	(199)
Ending balance at end of period	$1,633	$1,489

For the three months ended March 31, 2012, the Company recognized credit-related losses of $38,000 on 5 non-agency residential mortgage-backed securities and $1,000 on one asset-backed security. The noncredit portion of these impairments of $17,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive income (loss) for the three months ended March 31, 2012.

To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive income (loss).

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales or transfers of held-to-maturity securities for the three months ended March 31, 2012 or 2011.

	Three Months Ended March 31,
	2012	2011
Amortized cost	$—	$173
Proceeds	—	106
Gross realized gains	—	—
Gross realized losses	—	(67)

At March 31, 2012, future contractual maturities of debt securities were as follows (in thousands):

	Securities		Securities
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	24,322	24,500	—	—
Within six to ten years	90,587	90,857	—	—
After ten years	11,170	11,177	4,046	4,577
Mortgage-backed securities and collateralized mortgage obligations	49,588	50,777	—	—
Total debt securities	$175,667	$177,311	$4,046	$4,577

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.	LOANS

The loan portfolio is classified by major type as follows:

	As of March 31, 2012		As of December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$344,694	32.86%	$345,265	32.98%
Real estate mortgage
Residential	41,619	3.97	42,682	4.08
Commercial	648,338	61.82	644,727	61.58
	689,957	65.79	687,409	65.66
Real estate construction
Residential	5,938	0.57	6,984	0.67
Commercial	3,263	0.31	3,324	0.32
	9,201	0.88	10,308	0.99
Consumer and other	4,937	0.47	3,936	0.37
Gross loans	1,048,789	100.00%	1,046,918	100.00%
Unearned discounts, interest and deferred fees	(2,240)		(2,302)
Total loans	1,046,549		1,044,616
Allowance for loan losses	(28,066)		(28,321)
Loans, net	$1,018,483		$1,016,295

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

March 31, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$344,694	$(746)	$1,027	$344,975
Real estate mortgage	689,957	(1,328)	2,442	691,071
Real estate construction	9,201	(11)	18	9,208
Consumer and other	4,937	(155)	13	4,795

Total	$1,048,789	$(2,240)	$3,500	$1,050,049

December 31, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$345,265	$(777)	$1,077	$345,565
Real estate mortgage	687,409	(1,327)	2,270	688,352
Real estate construction	10,308	(2)	29	10,335
Consumer and other	3,936	(196)	14	3,754

Total	$1,046,918	$(2,302)	$3,390	$1,048,006

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limit. MetroBank generally does not make loans larger than $12 million to one borrower and Metro United generally does not make loans larger than $6 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Credit Officer, Chief Lending Officer, Senior Credit Officer, MetroBank’s Loan Committee or the Director’s Credit Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies.

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

Consumer Loans. The Company, through its subsidiary Metro United, offers a variety of loan products to retail customers through its branch network. Loans to retail customers include automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan.

 Loan review process. In addition to MetroBank’s loan portfolio review by its internal loan review department and Metro United's loan portfolio review by an external third-party company, other ongoing reviews are performed by loan officers and involve the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the loan officer, compliance officer and the Chief Credit Officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion on loan grades.

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs monthly concentration analyses based on industries, collateral types and business lines. Findings are reported to the Directors’ Loan Committee of MetroBank and the Directors’ Credit Committee of Metro United. Loan concentration reports based on type are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective Bank.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of March 31, 2012	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$309,006	$564,108	$2,043	$4,794	$879,951
7 - “Special Mention”/ “Watch”	9,294	21,149	-	-	30,443
8 - “Substandard”	26,675	105,814	7,165	1	139,655
9 -“Doubtful"	-	-	-	-	-

Total	$344,975	$691,071	$9,208	$4,795	$1,050,049

As of December 31, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$310,626	$551,496	$3,078	$3,753	$868,953
7 - “Special Mention”/ “Watch”	10,735	30,491	—	—	41,226
8 - “Substandard”	24,204	106,160	7,257	1	137,622
9 -“Doubtful"	—	205	—	—	205

Total	$345,565	$688,352	$10,335	$3,754	$1,048,006

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

Loans are classified as a troubled debt restructuring in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated, the loan may be returned to performing status after the calendar year end.

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$7,642	$1,892	$7,792	$17,326	$327,649	$344,975	$-
Real estate mortgage:
Residential	456	-	243	699	41,038	41,737	-
Commercial	8,137	9,916	15,258	33,311	616,023	649,334	-
Real estate construction:
Residential	-	-	-	-	5,945	5,945	-
Commercial	-	-	3,263	3,263	-	3,263	-
Consumer and other	3	-	1	4	4,791	4,795	-

Total	$16,238	$11,808	$26,557	$54,603	$995,446	$1,050,049	$-

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,018	$121	$9,433	$11,572	$333,993	$345,565	$—
Real estate mortgage:
Residential	105	—	251	356	42,440	42,796	—
Commercial	7,361	4,002	15,559	26,922	618,634	645,556	—
Real estate construction:
Residential	—	—	—	—	7,011	7,011	—
Commercial	—	3,324	—	3,324	—	3,324	—
Consumer and other	—	5	1	6	3,748	3,754	—

Total	$9,484	$7,452	$25,244	$42,180	$1,005,826	$1,048,006	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	March 31, 2012	December 31, 2011
Commercial and industrial	$9,315	$10,665
Real estate mortgage:
Residential	243	251
Commercial	28,922	30,600
Real estate construction:
Residential	—	—
Commercial	3,263	3,324
Consumer and other	1	1

Total	$41,744	$44,841

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at March 31, 2012 and December 31, 2011, is presented below (in thousands):

As of March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,649	$3,656	$—	$6,156
Real estate mortgage:
Residential	243	243	—	255
Commercial	21,866	21,870	—	22,766
Real estate construction:
Residential	—	—	—	—
Commercial	3,263	3,263	—	1,647

Impaired loans with an allowance
Commercial and industrial	$5,666	$5,672	$362	$6,218
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,056	7,073	655	11,958
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	1,647

Total:
Commercial and industrial	$9,315	$9,328	$362	$12,374
Real estate mortgage	29,165	29,186	655	34,979
Real estate construction	3,263	3,263	—	—

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Residential	—	—	—	—
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	$7,018	7,025	224	4,835
Real estate mortgage:
Residential	—	—	—	—
Commercial	10,678	10,696	710	14,042
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

For the three months ended March 31, 2012 and 2011, interest income of $89,000 and $87,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Troubled Debt Restructurings

Loans are classified as a troubled debt restructuring in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and/or an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated, the loan may be returned to performing status after the calendar year end.

The following table presents the recorded investment in troubled debt restructurings that occurred for the three months ended March  31, 2012 (dollars in thousands):

	Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Commercial	1	2,699	2,699

The loan identified as troubled debt restructuring by the Company was previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The borrower was under the protection of the Federal Bankruptcy Act and the court approved and imposed a reorganization plan which modified the existing payment terms.  Since the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.  As of March 31, 2012, commitments to lend additional funds on loans that were modified as troubled debt restructurings were insignificant.   As of March 31, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade and grade migration, (2) specific reserves on larger impaired individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages and (4) a reserve for unfunded lending commitments.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of and for the three months ended March 31, 2012	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,966	$19,213	$320	$137	$685	$28,321
Provision for loan losses	1,923	(2,638)	(104)	(6)	1,225	400
Charge-offs	(784)	(340)	—	(42)	—	(1,166)
Recoveries	118	363	19	11	—	511

Allowance for loan losses at end of period	$9,223	$16,598	$235	$100	$1,910	$28,066

Ending allowance for loan losses balance for loans individually evaluated for impairment	$362	$655	$—	$—		$1,017

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,861	$15,943	$235	$100		$25,139

Loans:
Recorded investment in loans	$344,975	$691,071	$9,208	$4,795		$1,050,049

Recorded investment in loans individually evaluated for impairment	$9,315	$29,165	$3,263	$1		$41,744

Recorded investment in loans collectively evaluated for impairment	$335,660	$661,906	$5,945	$4,794		$1,008,305

As of and for the three months ended March 31, 2011	Commercial and industrial	Real estate-mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,187	$22,016	$1,993	$195	$1,366	$33,757
Provision for loan losses	57	1,547	(1,697)	52	371	330
Charge-offs	(132)	(2,906)	—	(20)	—	(3,058)
Recoveries	107	11	716	20	—	854

Allowance for loan losses at end of period	$8,219	$20,668	$1,012	$247	$1,737	$31,883

Ending allowance for loan losses balance for loans individually evaluated for impairment	$1	$874	$—	$—		$875

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,218	$19,794	$1,012	$247		$29,271

Loans:
Recorded investment in loans	$344,710	$735,450	$12,955	$6,733		$1,099,848

Recorded investment in loans individually evaluated for impairment	$14,762	$51,492	$—	$3		$66,257

Recorded investment in loans collectively evaluated for impairment	$329,948	$683,958	$12,955	$6,730		$1,033,591

4.	GOODWILL

As of March 31, 2012 and December 31, 2011, gross goodwill, accumulated impairment losses and net goodwill were $21.8 million, $7.5 million and $14.3 million, respectively. As of January 1, 2011, gross goodwill, accumulated impairment losses, and net goodwill were $21.8 million, $4.5 million, and $17.3 million, respectively. Impairment losses for the year ending December 31, 2011 were $3.0 million.  There were no impairment losses for the three months ending March 31, 2012.

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment. Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

Annual Evaluation

The Company completed its 2011 annual impairment test based on information as of August 31, 2011. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis and the market capitalization of the Company to estimate the fair value of Metro United.

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

 The Company then performed the step-two analysis to derive the implied fair value of goodwill.  As a result of improved market liquidity and the increase in fair value of loan assets, the implied fair value of goodwill was below the carrying value as of the evaluation date by $3.0 million; and as a result, the Company recorded a goodwill impairment of $3.0 million as of December 31, 2011.

First Quarter Evaluation

The Company’s stock price traded below book value per share after the annual test and after the additional goodwill impairment test which was performed as of December 31, 2011.  Although the Company’s stock price traded slightly above its book value as of March 31, 2012, the Company performed an impairment  test as of March 31, 2012.  The test was similar to the annual test, but the conclusion of value was mainly based on utilizing the market capitalization of the Company.  Under the step-one analysis, the Company allocated the market capitalization of the Company, adjusted for a 20% control premium, to Metro United based on a pro rata basis using various balance sheet metrics of Metro United and MetroBank.

The derived fair value of Metro United was lower than the carrying value of its equity therefore the step-one impairment test failed, which was consistent with the year end test. The Company performed the step-two analysis to derive the implied fair value of goodwill.  In this analysis, the estimated fair value of Metro United as of March 31, 2012 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

The size of the implied goodwill under the step-two analysis was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment, that is a consequence of the current market conditions, was a substantial contributor to the valuation discounts associated with Metro United’s loan portfolio. To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, therefore resulting in additional impairment of the goodwill under the step-two analysis. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment.

Goodwill impairment, if any, is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

5.	EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  As of March 31, 2012 and 2011, there were 652,750 and 1,345,780 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,170	$1,521

Weighted average common shares in basic EPS	$13,169	$13,136
Effect of dilutive securities	140	69
Weighted average common and potentially dilutive common shares used in diluted EPS	$13,309	$13,205

Income per common share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12

6.	COMMITMENTS AND CONTINGENCIES

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2012 and December 31, 2011 is presented below:

	As of March 31, 2012	As of December 31, 2011
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$111,492	$105,049
Standby letters of credit	14,872	15,765
Commercial letters of credit	7,225	5,818
Operating leases	7,552	8,058
Total financial instruments with off-balance sheet risk	$141,141	$134,690

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

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarters of 2010, and in the third quarter of 2011, paid in full the dividend that was deferred from the second quarter of 2010.   The payment of future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition and other factors that the Board of Directors may deem relevant to the Company and the Banks.

The Company paid no common stock dividends for the three months ended March 31, 2012 and 2011.  Preferred dividends paid for the three months ended March 31, 2012 and 2011 were $563,000 and $570,000, respectively.

8.	REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of March 31, 2012, no dividends could be paid by the Parent or Metro United to the Parent, without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

Under the terms of the Order, Metro United cannot declare or pay cash dividends and shall not establish any new branches or other offices without the prior written consent of certain officials of the FDIC and the CDFI.  In addition, pursuant to the Order, Metro United developed and submitted a written capital plan to achieve and maintain ratios of Tier 1 capital to average total assets (leverage) of at least 9% and total capital to total risk-weighted assets of at least 13% by December 31, 2010. As of March  31, 2012, Metro United's Tier 1 leverage ratio was 11.99% and its total  risk-based capital ratio was 16.80%. The Order requires certain corrective steps, imposes limits on activities (such as payment of dividends), prescribes regulatory parameters (such as asset management) and requires the adoption of new or revised policies, procedures and controls on Metro United's operations.  In many cases, Metro United must adopt or revise the policies and submit them to the FDIC and CDFI for approval within the time frames prescribed.

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

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2012, that the Company and the Banks met all capital adequacy requirements to which they were subject.

As of March 31, 2012, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

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

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$199,813	17.59%	$90,899	8.00%	$	N/A	N/A	%
MetroBank, N.A.	144,535	17.23	67,112	8.00		83,890	10.00
Metro United Bank	49,816	16.80	23,725	8.00		29,656	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	185,379	16.32	45,450	4.00		N/A	N/A
MetroBank, N.A.	133,862	15.96	33,556	4.00		50,334	6.00
Metro United Bank	46,066	15.53	11,862	4.00		17,793	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	185,379	12.55	59,085	4.00		N/A	N/A
MetroBank, N.A.	133,862	12.21	43,858	4.00		54,822	5.00
Metro United Bank	46,066	11.99	15,369	4.00		19,212	5.00

As of December 31, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$195,765	17.30%	$90,552	8.00%	$	N/A	N/A	%
MetroBank, N.A.	140,510	16.82	66,831	8.00		83,539	10.00
Metro United Bank	48,778	16.48	23,674	8.00		29,593	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	181,368	16.02	45,276	4.00		N/A	N/A
MetroBank, N.A.	129,864	15.55	33,416	4.00		50,124	6.00
Metro United Bank	45,034	15.22	11,837	4.00		17,756	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	181,368	12.16	59,659	4.00		N/A	N/A
MetroBank, N.A.	129,864	11.67	44,514	4.00		55,643	5.00
Metro United Bank	45,034	11.80	15,269	4.00		19,086	5.00

9.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows (in thousands):

Three months ended March 31, 2012	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$68	$25	$43

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(39)	(14)	(25)
Less: OTTI charges recognized in net income	(39)	(14)	(25)
Net unrealized losses on investment securities with OTTI
	—	—	—
Unrealized gain (loss) on investment securities:
Unrealized holding gain (loss) arising during the period	31	10	21
Less: reclassification adjustment for gain included in net income	12	4	8
Net unrealized gains (losses) on investment securities	19	6	13

Other comprehensive income (loss)	$87	$31	$56

Three months ended March 31, 2011	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$233	$84	$149

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(105)	(38)	(67)
Less: OTTI charges recognized in net income	(88)	(32)	(56)
Net unrealized losses on investment securities with OTTI
	(17)	(6)	(11)
Unrealized gain (loss) on investment securities:
Unrealized holding gain (loss) arising during the period	(722)	(260)	(462)
Less: reclassification adjustment for gain included in net income	(50)	(18)	(32)
Net unrealized gains (losses) on investment securities	(672)	(242)	(430)

Other comprehensive income (loss)	$(456)	$(164)	$(292)

The balance of and changes in each component of accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2012 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(1,275)	$(1,000)	$2,110	$(165)
Current period change	43	11	2	56

Balance March 31, 2012	$(1,232)	$(989)	$2,112	$(109)

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The notional amount of the interest rate derivative contract outstanding at March 31, 2012 and December 31, 2011 was $17.5 million, and  the estimated fair value at March 31, 2012 and December 31, 2011 was ($1.9 million) and ($2.0 million), respectively.  The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

The Company applies hedge accounting to interest rate derivatives when qualified.  To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability and type of risk to be hedged, and how the effectiveness of the derivative will be assessed prospectively and retrospectively. To assess effectiveness, the Company compares the dollar-value of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value or cash flows of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2012 and December 31, 2011 are presented in the following table (in thousands).

	March 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,924)	$17,500	$(1,992)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$160	$15,000	$194

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

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Three months ended March 31, 2012	$—	$—	$—	$43	$43
Interest rate swap

Three months ended March 31, 2011
Interest rate swap	$—	$—	$—	$149	$149

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives for the year ended March 31, 2012 and 2011 were as follows (in thousands).

	Three Months Ended March 31,
	2012	2011
Non-hedging interest rate derivative:
Other non-interest income	$(34)	$—

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at March 31, 2012.  The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million at March 31, 2012.

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

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012				For the three months ended March 31, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$12,410	$3,981	$7	$16,398	$13,062	$4,383	$6	$17,451
Total interest expense	1,737	669	348	2,754	2,571	844	336	3,751
Net interest income	10,673	3,312	(341)	13,644	10,491	3,539	(330)	13,700
Provision for loan losses	400	─	─	400	300	30	─	330
Net interest income after provision for loan losses	10,273	3,312	(341)	13,244	10,191	3,509	(330)	13,370
Noninterest income	2,057	84	(338)	1,803	1,913	77	(331)	1,659
Noninterest expenses	8,513	2,391	29	10,933	9,002	2,717	44	11,763
Income (loss) before income tax provision	3,817	1,005	(708)	4,114	3,102	869	(705)	3,266
Provision (benefit) for income taxes	1,160	423	(237)	1,346	994	382	(236)	1,140
Net income (loss)	$2,657	$582	$(471)	$2,768	$2,108	$487	$(469)	$2,126

	As of March 31, 2012					As of March 31, 2011
	MetroBank	Metro United	Other		Consolidated Company	MetroBank	Metro United	Other		Consolidated Company
	(Dollars in thousands)
Net loans	$724,511	$293,972	$	─	$1,018,483	$766,996	$297,328	$	─	$1,064,324
Total assets	1,106,658	395,975		(1,626)	1,501,007	1,127,497	412,746		(2,392)	1,537,851
Deposits	933,396	333,992		(10,561)	1,256,827	960,497	320,201		(9,535)	1,271,163

12.	FAIR VALUE

Fair value is the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is reported based on a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are:

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at March 31, 2012 and December 31, 2011:

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at March 31, 2012
U.S. Treasury and other U.S. government corporations and agencies	$—	$107,906	$—	$107,906
Obligations of state and political subdivisions	—	12,228	—	12,228
Corporate	—	6,274	—	6,274
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	50,115	—	50,115
Privately issued residential	—	662	—	662
Asset backed securities	—	126	—	126
Investment in CRA funds	13,904	—	—	13,904

Total available-for-sale securities	13,904	177,311	—	191,215
Derivative assets
Interest rate cap	—	160	—	160
Total assets measured at fair value on a recurring basis	$13,904	$177,471	$—	$191,375

Derivative liabilities at March 31, 2012
Interest rate swap	$—	$1,924	$—	$1,924

Securities available-for-sale at December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies	$—	$92,199	$—	$92,199
Obligations of state and political subdivisions	—	5,706	—	5,706
Corporate	—	6,141	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	53,739	—	53,739
Privately issued residential	—	667	—	667
Asset backed securities	—	102	—	102
Investment in CRA funds	13,835	—	—	13,835

Total available-for-sale securities	13,835	158,554	—	172,389
Derivative assets
Interest rate cap	—	194	—	194
Total assets measured at fair value on a recurring basis	$13,835	$158,748	$—	$172,583

Derivative liabilities at December 31, 2011
Interest rate swap	$—	$1,992	$—	$1,992

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

Non-financial and financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill is measured at fair value on a non-recurring basis using Level 3 inputs.   In the first step of a goodwill impairment test, the Company primarily uses a review of the valuation of recent guideline bank acquisitions, if available, as well as discounted cash flow analysis and the market capitalization of the Company.   If the second step of a goodwill impairment test is required, the implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination.  See Note 4 “Goodwill” for additional information.

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

  Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of March 31, 2012 and December 31, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at March 31, 2012 and December 13, 2011 (in thousands):

	As of March 31, 2012
	Level 2	Level 3
Assets
Goodwill	$—	$14,327
Foreclosed assets	—	15,638
Impaired loans (1)	11,729	—

	As of December 31, 2011
	Level 2	Level 3
Assets
Goodwill	$—	$14,327
Foreclosed assets	—	19,018
Impaired loans (1)	15,696	—

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation allowance.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 related to assets held at those dates (in thousands):

	Three months ended March 31,
	2012	2011
Losses related to:
Goodwill	$—	$—
Foreclosed assets (1)	77	191
Impaired loans (2)	—	1,596

(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2) Losses on impaired loans represent charge-offs which are netted against the allowance for loan losses.

              FASB ASC Topic 825 requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

       The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	As of March 31, 2012		As of December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Level 2 inputs:
Cash and cash equivalents	$183,312	$183,312	$193,609	$193,609
Investment securities held-to-maturity	4,046	4,577	4,046	4,536
Other investments	6,375	6,375	6,484	6,484
Loans held-for-sale	—	—	1,200	1,498
Cash value of bank owned life insurance	31,775	31,775	31,427	31,427
Accrued interest receivable	4,367	4,367	4,327	4,327
Level 3 inputs:
Loans held-for-investment, net	1,018,483	972,341	1,015,095	968,434

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	772,871	772,871	744,833	744,833
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	285	285	310	310
Level 3 inputs:
Time deposits	483,956	487,620	506,742	511,050
Other borrowings	26,000	25,943	26,315	26,206

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	207	—	236
Standby letters of credit	—	36	—	69
Commercial letters of credit	—	—	—	—

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

Loans held-for-sale.  The fair value of loans held-for-sale is based on contractual sales prices.

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

Junior Subordinated Debentures. The fair value of the junior subordinated debentures approximates the carrying value as the debentures reprice quarterly.

Commitments to Extend Credit and Letters of Credit. The fair value of such instruments is estimated using the unamortized portion of fees collected for execution of such credit facility.

13.	INCOME TAXES

Income tax expense for the three months ended March 31, 2012 was $1.3 million, compared with $1.1 million for the same period in 2011. The Company’s effective tax rate was 32.7% for the three months ended March 31, 2012 compared with 34.9% for the three months ended March 31, 2011. The decrease in the effective income tax rate in 2012 as compared to 2011 was primarily the result of a decrease in state income taxes.  The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions,  the tax may not correlate from year to year with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

As of March 31, 2012, the Company had approximately $14.8 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at March 31, 2012 and December 31, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The Company forecasts sufficient taxable income, exclusive of tax planning strategies, to fully realize its deferred tax assets. The Company has projected its pretax earnings based upon business that the Company anticipates conducting in the future, which is supported by the Company’s return to an income, rather than loss, position in 2012. During 2010 and 2009, earnings were negatively affected by the large increase in the provisions for loan losses during the sharp economic downturn. The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

14.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) ASU No. 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 was effective for the Company for annual and interim periods beginning after December 15, 2011 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 will be effective for the Company for annual and interim periods beginning on January 1, 2013, and is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessments, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The new authoritative accounting guidance under ASU 2011-08 was effective for the Company on January 1, 2012 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” amends Topic 220, "Comprehensive Income," to require that all nonowner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders' equity was eliminated.  The new authoritative accounting guidance under ASU 2011-05 was effective for the Company on January 1, 2012 and did  not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2011-04,  “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”   amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  The new authoritative accounting guidance under ASU 2011-04 was effective for the Company on January 1, 2012 and did  not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The new authoritative accounting guidance under ASU 2011-03 was effective for the Company on January 1, 2012 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Words such as “believe”, “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, the negatives of such words or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

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

Overview

The Company recorded net income of $2.8 million for the three months ended March 31, 2012, compared with $2.1 million for the same quarter in 2011. The Company’s diluted earnings per common share for the three months ended March 31, 2012 was $0.16, compared with $0.12 for the same quarter in 2011. Diluted earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding at the end of the period.

Total assets were $1.50 billion at March 31, 2012, an increase of $6.5 million or 0.4% from $1.49 billion at December 31, 2011. Available-for-sale investment securities at March 31, 2012 were $191.2 million, an increase of $18.8 million or 10.9% from $172.4 million at December 31, 2011. Net loans at March 31, 2012 were $1.02 billion, an increase of $2.2 million or 0.2% from $1.02 billion at December 31, 2011. Total deposits at March 31, 2012 were $1.26 billion, an increase of $5.3 million or 0.4% from $1.25 billion at December 31, 2011. Other borrowings at March 31, 2012 were $26.0 million, a decrease of $315,000 or 1.2% from $26.3 million at December 31, 2011. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2012 and 2011 was 0.75% and 0.56%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2012 and 2011 was 6.67% and 5.39%, respectively.  Shareholders’ equity at March 31, 2012 was $167.4 million compared to $165.2 million at December 31, 2011, an increase of $2.2 million or 1.3%.  Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2012, net interest income, before the provision for loan losses, was $13.6 million, a decrease of $56,000 or 0.4% compared with $13.7 million for the same period in 2011. The decrease was due primarily to a decline in average total loans, partially offset by lower cost and volume of deposits.  Average interest-earning assets for the three months ended March 31, 2012 were $1.40 billion, a decrease of $48.6 million or 3.4% compared with $1.44 billion for the same period in 2011. The weighted average yield on interest-earning assets for the first quarter of 2012 was 4.73%, a decrease of 17 basis points compared with 4.90% for the same quarter in 2011. Average interest-bearing liabilities for the three months ended March 31, 2012 were $1.06 billion, a decrease of $80.0 million or 7.0% compared with $1.14 billion for the same period in 2011. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2012 was 1.04%, a decrease of 29 basis points compared with 1.33% for the same quarter in 2011.  The average interest rate decreased primarily as higher cost time deposits matured and were replaced with lower cost deposits. Additionally, market rates paid on savings and money market accounts declined.

The net interest margin for the three months ended March 31, 2012 was 3.93%, an increase of eight basis points compared with 3.85% for the same period in 2011. The increase was primarily the result of a lower volume of time deposits and other borrowing and lower rates paid on deposits, partially offset by lower volume and yields on loans.

Total Interest Income. Total interest income for the three months ended March 31, 2012 was $16.4 million, a decrease of $1.1 million or 6.0% compared with $17.5 million for the same period in 2011. The decrease was primarily due to lower loan volume and lower yield on securities, partially offset by an increase in the yield of federal funds sold and other short-term investments.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2012 was $15.0 million, a decrease of $1.0 million or 6.3% compared with $16.0 million for the same quarter in 2011. The decrease was the result of lower loan volume and yield, compared with the same quarter in 2011.   Average total loans for the three months ended March 31, 2012 were $1.05 billion compared to $1.13 billion for the same period in 2011, a decrease of approximately $77.1 million or 6.8%. For the first quarter of 2012, the average yield on loans was 5.75% compared to 5.76% for the same quarter in 2011, a decrease of one basis point.

Approximately $787.8 million or 75.1% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  For the three months ended March 31, 2012, the average yield on total loans was approximately 250 basis points above the prime rate.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At March 31, 2012, approximately $622.2 million in loans or 59.3% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 6.00%.  At March 31, 2011, variable rate loans with interest rate floors comprised 55.8% of the total loan portfolio and carried a weighted average interest rate of 6.21%.

Interest Income from Investments. Interest income from investments (which includes investment securities, federal funds sold and other investments) for the three months ended March 31, 2012 was $1.4 million, a decrease of $50,000 or 3.5% compared to $1.5 million for the same period in 2011.  The decrease was primarily the result of a decrease in the yield on average taxable securities, partially offset by an increase in the yield on federal funds sold. Average total investments for the three months ended March 31, 2012 were $346.6 million compared to average total investments for the same period in 2011 of $318.1 million, an increase of approximately $28.5 million or 9.0%.  The increase in average total investments was primarily due to the redeployment of funds as a result of lower loan volume.  For the first quarter 2012, the average yield on total investments was 1.62% compared to 1.85% for the same quarter in 2011, a decrease of 23 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2012 was $2.8 million, a decrease of $997,000 or 26.6% compared to $3.8 million for the same period in 2011. The decrease primarily reflected lower costs on deposits.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2012 was $2.2 million, a decrease of $975,000 or 31.0% compared to $3.1 million for the same period in 2011. Average interest-bearing deposits for the three months ended March 31, 2012 were $1.00 billion compared to average interest-bearing deposits for the same period in 2011 of $1.05 billion, a decrease of $49.5 million or 4.7%.  The average interest rate paid on interest-bearing deposits for the first quarter of 2012 was 0.87% compared to 1.21% for the same quarter in 2011, a decrease of 34 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to the replacement of higher cost time deposits with lower cost deposits as they matured, and the reduction in rates paid on other deposits.

Interest Expense on Junior Subordinated Debentures and Other Borrowings. Interest expense on junior subordinated debentures for the three months ended March 31, 2012 remained relatively stable at $336,000, increasing $12,000 compared to $324,000 for the same period in 2011. The average interest rate paid on junior subordinated debentures for the first quarter of 2012 was 3.68% compared to 3.59% for the same quarter in 2011.  Average junior subordinated debentures for the three months ended March 31, 2012 and 2011 was $36.1 million.

Interest expense on other borrowings for the three months ended March 31, 2012 was $247,000, a decrease of $34,000 compared to $281,000 for the same period in 2011. Average borrowed funds for the three months ended March 31, 2012 was $26.0 million, a decrease of $30.6 million or 54.0% compared to $56.6 million for the same period in 2011, primarily due to the repayment of  FHLB San Francisco advances.  The average interest rate paid on borrowed funds for the first quarter of 2012 was 3.82% compared to 2.01% for the same quarter in 2011. The cost increased due primarily to the repayment of the short-term advances with lower market rates compared to the existing long-term debt.

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

	For The Three Months Ended March 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,048,717	$14,999	5.75%	$1,125,832	$16,002	5.76%
Taxable securities	172,909	1,027	2.39	170,797	1,228	2.92
Tax-exempt securities	11,622	117	4.05	8,401	98	4.73
Other investments (2)	6,464	43	2.68	6,916	42	2.46
Federal funds sold and other short-term investments	155,617	212	0.55	131,967	81	0.25
Total interest-earning assets	1,395,329	16,398	4.73	1,443,913	17,451	4.90
Allowance for loan losses	(28,707)			(34,632)
Total interest-earning assets, net of allowance for loan losses	1,366,622			1,409,281
Noninterest-earning assets	126,791			130,156
Total assets	$1,493,413			$1,539,437

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$63,839	$21	0.13%	$57,255	$60	0.42%
Savings and money market accounts	438,445	614	0.56	410,949	860	0.85
Time deposits	498,564	1,536	1.24	582,111	2,226	1.55
Junior subordinated debentures	36,083	336	3.68	36,083	324	3.59
Other borrowings	26,007	247	3.82	56,589	281	2.01
Total interest-bearing liabilities	1,062,938	2,754	1.04	1,142,987	3,751	1.33
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	247,030			222,288
Other liabilities	16,416			14,068
Total liabilities	1,326,384			1,379,343
Shareholders' equity	167,029			160,094
Total liabilities and shareholders' equity	$1,493,413			$1,539,437

Net interest income		$13,644			$13,700
Net interest spread			3.68%			3.57%
Net interest margin			3.93%			3.85%

(1)	Annualized.
(2)	Other investments include CDARS, Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2012 vs 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$(972)	$(31)	$(1,003)
Taxable securities	26	(227)	(201)
Tax-exempt securities	39	(20)	19
Other investments	(2)	3	1
Federal funds sold and other short-term investments	15	116	131
Total decrease in interest income	(894)	(159)	(1,053)

Interest-bearing liabilities:
Interest-bearing demand deposits	7	(46)	(39)
Savings and money market accounts	65	(311)	(246)
Time deposits	(304)	(386)	(690)
Junior subordinated debentures	4	8	12
Other borrowings	(151)	117	(34)
Total decrease in interest expense	(379)	(618)	(997)

(Decrease) increase in net interest income	$(515)	$459	$(56)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended March 31, 2012 remained relatively stable at $400,000, increasing $70,000 compared with $330,000 for the same period in 2011. The allowance for loan losses as a percent of total loans was 2.68%, 2.71% and 2.91% at March 31, 2012, December 31, 2011 and  March 31, 2011, respectively.

Noninterest Income.  Noninterest income for the three months ended March 31, 2012 was $1.8 million, an increase of $144,000 or 8.7% compared with $1.7 million for the same period in 2011.  The increase was primarily due to losses sustained on securities transactions during the first quarter of 2011, and an increase in service fees combined with a decline in net impairments on securities during the first quarter of 2012.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2012 was $10.9 million, a decrease of $830,000 or 7.1% compared with $11.8 million for the same period in 2011. The decrease was mainly the result of decreases in other noninterest expense and FDIC assessments, partially offset by increases in salaries and employee benefits and expenses related to other real estate (“ORE”).

Salaries and employee benefits expense for the three months ended March 31, 2012 was $5.9 million, an increase of $676,000 or 12.9% compared with $5.2 million for the same period in 2011.  The increase was primarily due to increases in bonus accruals and employee healthcare benefits expense.

Other noninterest expense for the three months ended March 31, 2012 was $1.9 million, a decrease of $1.3 million or 39.5% compared to $3.2 million for the same period in 2011, primarily due to a decrease in the provision for unfunded  commitments.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The efficiency ratio for the three months ended March 31, 2012 was 66.96%, a decrease from 67.87% for the same quarter in 2011, due to various factors but primarily due to a decrease in the FDIC assessment.

Income Taxes. Income tax expense for the three months ended March 31, 2012 was $1.3 million, compared with $1.1 million for the same period in 2011. The Company’s effective tax rate was 32.7% for the three months ended March 31, 2012 compared with 34.9% for the three months ended March 31, 2011. The decrease in the effective income tax rate in 2012 as compared to 2011 was primarily the result of a decrease in state income taxes.  The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions,  the tax may not correlate from year to year with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

As of March 31, 2012, the Company had approximately $14.8 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at March 31, 2012 and December 31, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The Company forecasts sufficient taxable income, exclusive of tax planning strategies, to fully realize its deferred tax asset. The Company has projected its pretax earnings based upon business that the Company anticipates conducting in the future, which is supported by the Company’s return to an income, rather than loss, position in 2012. During 2010 and 2009, earnings were negatively affected by the large increase in the provisions for loan losses during the sharp economic downturn. The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

Financial Condition

Loan Portfolio. Total loans at March 31, 2012 were $1.05 billion, an increase of $1.9 million or 0.2% compared with $1.04 billion at December 31, 2011, mainly due to an increase in real estate mortgage loans and consumer loans.  At March 31, 2012 and December 31, 2011, the ratio of total loans to total deposits was 83.27%, and 83.46%, respectively. Total loans represented 69.7% and 69.9% of total assets at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2012		As of December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$344,694	32.86%	$345,265	32.98%
Real estate mortgage
Residential	41,619	3.97	42,682	4.08
Commercial	648,338	61.82	644,727	61.58
	689,957	65.79	687,409	65.66
Real estate construction
Residential	5,938	0.57	6,984	0.67
Commercial	3,263	0.31	3,324	0.32
	9,201	0.88	10,308	0.99
Consumer and other	4,937	0.47	3,936	0.37
Gross loans	1,048,789	100.00%	1,046,918	100.00%
Unearned discounts, interest and deferred fees	(2,240)		(2,302)
Total loans	1,046,549		1,044,616
Allowance for loan losses	(28,066)		(28,321)
Loans, net	$1,018,483		$1,016,295

Nonperforming Assets. At March 31, 2012, total nonperforming assets consisted of $25.7 million in nonaccrual loans, $16.1 million of nonaccruing troubled debt restructurings (“TDRs”) and $15.6 million in other real estate (“ORE”). Total nonperforming assets at March 31, 2012 were $57.4 million compared with $63.9 million at December 31, 2011, a decrease of $6.5 million or 10.1%. The ratio of total nonperforming assets to total assets decreased to 3.83% at March 31, 2012 from 4.27% at December 31, 2011.

The $6.5 million decrease in total nonperforming assets consisted of declines of $6.1 million in Texas and $329,000 in California. The decrease in nonperforming assets in Texas consisted primarily of a net decline of $2.6 million in combined nonaccrual loans and nonaccrual TDRs, and a $3.5 million decline in ORE. In Texas, nonaccrual loans decreased primarily due to $1.5 million received in payoffs, a $1.2 million note sale and $992,000 in charge-offs, partially offset by the addition of two loans totaling $1.7 million. The decrease in nonperforming assets in California primarily consisted of decreases of $338,000 in nonaccrual loans and $156,000 in nonaccrual TDRs, partially offset by an increase in ORE.

ORE, at March 31, 2012, decreased $3.4 million compared with December 31, 2011, which included a decrease of $3.5 million in Texas, partially offset by an increase of $165,000 in California.  The decrease in Texas was primarily the result of the sale of two properties.  The increase in California was primarily the result of one loan that was transferred to ORE.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the three months ended March 31, 2012 or 2011.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans (1)	$25,704	$31,099
Accruing loans 90 days or more past due (1)	—	—
Troubled debt restructurings – accruing (1)	—	—
Troubled debt restructurings – nonaccruing (1)	16,073	13,763
Other real estate (“ORE”)	15,638	19,018
Total nonperforming assets	57,415	63,880

Total nonperforming assets to total assets	3.83%	4.27%
Total nonperforming assets to total loans and ORE	5.41%	6.01%

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

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at March 31, 2012 and  December 31, 2011, is presented below (in thousands):

As of March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,649	$3,656	$—	$6,156
Real estate mortgage:
Residential	243	243	—	255
Commercial	21,866	21,870	—	22,766
Real estate construction:
Residential	—	—	—	—
Commercial	3,263	3,263	—	1,647

Impaired loans with an allowance
Commercial and industrial	$5,666	$5,672	$362	$6,218
Real estate mortgage:
Residential	—	—	—	—
Commercial	7,056	7,073	655	11,958
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total:
Commercial and industrial	$9,315	$9,328	$362	$12,374
Real estate mortgage	29,165	29,186	655	34,979
Real estate construction	3,263	3,263	—	1,647

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Residential	—	—	—	—
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	7,018	7,025	224	4,835
Real estate mortgage:
Residential	—	—	—	—
Commercial	10,678	10,696	710	14,042
Real estate construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

For the three months ended March 31, 2012 and 2011, interest income of $89,000 and $87,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2012 and 2011, the allowance for loan losses was $28.1 million and $31.9 million, respectively, or 2.68% and 2.91% of total loans, respectively.  At December 31, 2011, the allowance for loan losses was $28.3 million, or 2.71% of total loans. Net charge-offs for the three months ended March 31, 2012 were $655,000 or 0.06% of total loans compared with net charge-offs of $2.2 million or 0.20% of total loans for the three months ended March 31, 2011. The net charge-offs for the first quarter of 2012 consisted of $535,000 in loans from Texas and $120,000 in loans from California.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade and grade migration, (2) specific reserves on larger impaired individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages and (4) a reserve for unfunded lending commitments.

In setting the qualitative reserve portion of the allowance for loan losses, the factors the Company may consider include, but are not limited to, concentrations of credit, common characteristics of known problem loans, potential problem loans and other loans that exhibit weaknesses or deterioration, the general economic environment in the Company’s markets as well as the national economy, particularly the real estate markets, changes in value of the collateral securing loans, results of portfolio stress tests and changes in lending processes, procedures and personnel. After the aforementioned assessment of the loan portfolio, the general economic environment and other relevant factors, management determines the appropriate allowance for loan loss level and makes the provision necessary to achieve that level. This methodology is consistently followed so that the level of the allowance for loan losses is reevaluated in response to changes in circumstances, economic conditions or other factors on an ongoing basis.

  The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Average total loans outstanding for the period	$1,048,717	$1,125,832
Total loans outstanding at end of period	$1,046,549	$1,096,207

Allowance for loan losses at beginning of period	$28,321	$33,757
Provision for loan losses	400	330
Charge-offs:
Commercial and industrial	(784)	(132)
Real estate mortgage	(340)	(2,906)
Real estate construction	–	–
Consumer and other	(42)	(20)
Total charge-offs	(1,166)	(3,058)

Recoveries:
Commercial and industrial	118	107
Real estate mortgage	363	11
Real estate construction	19	716
Consumer and other	11	20
Total recoveries	511	854
Net (charge-offs) recoveries	(655)	(2,204)
Allowance for loan losses at end of period	28,066	31,883

Reserve for unfunded lending commitments at beginning of period	1,012	602
Provision (reversal) for unfunded lending commitments	(212)	1,101
Reserve for unfunded lending commitments at end of period	800	1,703

Allowance for credit losses	$28,866	$33,586

Ratio of allowance for loan losses to end of period total loans	2.68%	2.91%
Ratio of net (charge-offs) recoveries to average total loans	(0.06)%	(0.20)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	67.18%	48.00%

(1)	Total nonperforming loans are nonaccrual loans, accruing and nonaccruing TDRs, plus loans over 90 days past due.

Securities. At March 31, 2012, the available-for-sale securities portfolio was $191.2 million, an increase of $18.8 million or 10.9% compared with $172.4 million at December 31, 2011. The increase was primarily due to purchases of U.S. government agency securities and municipal securities. At March 31, 2012 and December 31, 2011, the held-to-maturity portfolio was $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. government sponsored enterprises and mortgage-backed securities, collateralized mortgage obligations and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, and the investment in subsidiary trust, were $6.4 million at March 31, 2012, a decrease of $109,000 or 1.7% compared with $6.5 million at December 31, 2011.

Deposits. At March 31, 2012, total deposits were $1.26 billion, an increase of $5.3 million or 0.4% compared with $1.25 billion at December 31, 2011, primarily due to an increase in interest-bearing accounts. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2012 and December 31, 2011 was 20.5% and 20.7%, respectively. Interest-bearing deposits at March 31, 2012 were $998.8 million, an increase of $6.6 million or 0.7% compared with $992,000 at December 31, 2011.

Junior Subordinated Debentures.  Junior subordinated debentures at March 31, 2012 and December 31, 2011 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2011, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at March 31, 2012 were $26.0 million, a decrease of $315,000 or 1.2% compared to other borrowings of $26.3 million at December 31, 2011.  Other borrowings at March 31, 2012 primarily include $25.0 million in security repurchase agreements and $1.0 million in unsecured debentures.  The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014.  Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year.

In February 2010, the Company issued an unsecured debenture to each of the Company's Chairman of the Board and an affiliate of one of the Company's 5.0% or more shareholders.  Each debenture was issued for a principal amount of $500,000.  The debentures, as amended, mature February 10, 2013 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010.  The proceeds from issuance of the debentures were used for general corporate purposes.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Three Months Ended March 31, 2012	As of and for the Year Ended December 31, 2011

	(Dollars in thousands)
FHLB Notes and Advances:
at end of period	$—	$—
average during the period	—	14,548
maximum month-end balance during the period	—	30,000
Interest rate at end of period	—%	—%
Interest rate during the period	—	0.44

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$1,000	$1,000
average during the period	1,000	1,000
maximum month-end balance during the period	1,000	1,000
Interest rate at end of period	5.00%	5.00%
Interest rate during the period	5.00	5.00

Federal Reserve TT&L:
at end of period	$—	$315
average during the period	7	467
maximum month-end balance during the period	—	742

Liquidity. The Company’s loan to deposit ratio at March 31, 2012 and December 31, 2011 was 83.27% and 83.46%, respectively. As of March 31, 2012, the Company had commitments to fund loans in the amount of $73.0 million. At this same date, the Company had stand-by letters of credit of $14.9 million.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $415.1 million from the FHLBs, $10.2 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2012 was $167.4 million compared to $165.2 million at December 31, 2011, an increase of $2.2 million. The increase was primarily the result of net income for the three months ending March 31, 2011, partially offset by the payment of dividends on preferred stock and the purchase of treasury stock.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009 and to defer the dividend on the Series A Preferred Stock for the second quarter of 2010. The Board of Directors of the Company later elected to resume payment of dividends on the Series A Preferred Stock for the third and fourth quarters of 2010, and in the third quarter of 2011 paid in full  the dividend that was deferred from the second quarter of 2010.   The payment of future dividends  by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and the Banks.

The Company paid no dividends on common stock for the three months ended March 31, 2012 and 2011.  Preferred dividends paid for the three months ended March 31, 2012 and 2011 were $563,000 and $570,000, respectively.

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

The following table provides a comparison of the Company’s and each of the Bank’s leverage and risk-weighted capital ratios as of March 31, 2012 to the minimum and well-capitalized regulatory standards:

			To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Minimum Required For Capital Adequacy Purposes

				Actual Ratio At March 31, 2012

The Company
Leverage ratio	4.00%	(1)	N/A	12.55%
Tier 1 risk-based capital ratio	4.00		N/A	16.32
Risk-based capital ratio	8.00		N/A	17.59
MetroBank
Leverage ratio	4.00%	(2)	5.00%	12.21%
Tier 1 risk-based capital ratio	4.00		6.00	15.96
Risk-based capital ratio	8.00		10.00	17.23
Metro United
Leverage ratio	4.00%	(3)	5.00%	11.99%
Tier 1 risk-based capital ratio	4.00		6.00	15.53
Risk-based capital ratio	8.00		10.00	16.80

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (i) a formula-based general reserve based on historical average losses by loan grade and grade migration, (ii) specific reserves on larger individual impaired credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price or discounted present value, (iii) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages and (iv) a reserve for unfunded lending commitments.

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

In determining the fair value of Metro United, the Company uses a review of the valuation of recent guideline bank acquisitions as well as a discounted cash flow analysis and the market capitalization of the Company. The guideline bank transactions are selected from a similar geographic footprint as Metro United or having a similar market focus, based on publicly available information. Valuation multiples such as price-to-book, price-to-tangible book, price-to-deposits and price-to-earnings from the guideline transactions are compared with Metro United’s operating results to derive its implied goodwill as of the valuation date. For discounted cash flow analyses, financial forecasts are developed by projecting operations for the next five years and discounting the average terminal values based on the valuation multiples listed earlier in a normalized market. The financial forecasts consider several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. In addition, as a third method of determining fair value, quoted stock prices as of the valuation date for the Company and its peer guideline banks are used as a current comparative proxy. The values separately derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) are evaluated to assess whether goodwill was impaired.

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

Observable market information is utilized to the extent available and relevant. The estimated fair values reflect management’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity and market risk adjustments that are indicative of the current environment.

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

For debt securities, determining credit-related impairment is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates are determined based on prepayment assumptions, default rates and loss severity rates derived from widely accepted third-party data sources. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. See Note 2 “Securities” for additional discussion on other-than-temporary impairment.

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

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs is described in Note 12 “Fair Value” to the consolidated financial statements.

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

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 19, 2012. Additional risks not presently known to us, or that the Company currently deems immaterial, may also adversely affect its business, financial condition or results of operations.

The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and its business, results of operations, financial condition or prospects could be harmed by the loss of their services.

The Company believes that its continued growth and future success will depend in large part on the skills of its senior management team. The Company believes its senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replicate. Although George M. Lee, the Company’s Chief Executive Officer and President, has entered into an employment agreement, he may not complete the term of his employment agreement or renew it upon expiration. The Company’s success also depends on the experience of its branch managers and lending officers and on their relationships with the customers and communities they serve.  The Company also needs to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of its business.  Competition for such personnel can be intense, and the Company may not be able to hire or retain such personnel.  The loss of service of one or more of its executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on the Company’s business, results of operations, financial condition or prospects.

The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

The Company’s directors and executive officers own a significant number of shares of Company common stock, allowing management further control over the corporate affairs of the Company.

As of March 31, 2012, the Company’s executive officers and directors owned approximately 19.8% of the outstanding common stock of the Company.  Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to the Company’s shareholders for approval, including decisions relating to the election of directors, the determination of its day-to-day corporate and management policies and other significant corporate transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

February 1, 2012 to February 29, 2012	12,682	$8.12	N/A	N/A
March 1, 2012 to March 31, 2012	244	8.16	N/A	N/A
Total	12,926	$8.12	N/A	N/A

(1)
All shares of common stock reported in the table above were repurchased by the Company at the fair market value of the Company’s common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain key employees and directors.

(2)	The Company has no publicly announced plans or programs.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures. Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit
Number	Identification of Exhibit
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

METROCORP BANCSHARES, INC.
	By:	/s/ George M. Lee
Date: May 15, 2012		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: May 15, 2012	By:	/s/ David C. Choi
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