Form 10-Q
period 2012-06-30
MetroCorp Bancshares, Inc.
filed 2012-08-10
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25141

MetroCorp Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

As of August 2, 2012, the number of outstanding shares of Common Stock was 18,744,712.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$22,310	$28,798
Federal funds sold and other short-term investments	185,949	164,811
Total cash and cash equivalents	208,259	193,609
Securities available-for-sale, at fair value	117,537	121,633
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	51,142	50,756
Total securities available-for-sale	168,679	172,389
Securities held-to-maturity (fair value $4,610 and $4,536 at June 30, 2012 and December 31, 2011, respectively)	4,046	4,046
Other investments	5,880	6,484
Loans, net of allowance for loan losses of $27,311 and $28,321 at June 30, 2012 and December 31, 2011, respectively	1,066,922	1,015,095
Loans, held-for-sale	–	1,200
Accrued interest receivable	4,411	4,327
Premises and equipment, net	4,342	4,697
Goodwill	14,327	14,327
Deferred tax asset, net	14,418	14,995
Customers' liability on acceptances	6,572	5,152
Foreclosed assets, net	14,414	19,018
Cash value of bank owned life insurance	32,115	31,427
Prepaid FDIC assessment	4,360	5,204
Other assets	5,189	2,561
Total assets	$1,553,934	$1,494,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$271,545	$259,397
Interest-bearing	987,925	992,178
Total deposits	1,259,470	1,251,575
Junior subordinated debentures	36,083	36,083
Other borrowings	26,000	26,315
Accrued interest payable	261	310
Acceptances outstanding	6,572	5,152
Preferred stock repurchase payable	42,941	–
Other liabilities	10,552	9,913
Total liabilities	1,381,879	1,329,348
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; 1,260 shares and 45,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,548	45,003
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,696,565 and 13,340,815 shares issued and 18,681,709 and 13,340,815 outstanding at June 30, 2012 and December 31, 2011, respectively	18,697	13,341
Additional paid-in-capital	74,451	33,816
Retained earnings	77,172	73,188
Accumulated other comprehensive loss	312	(165)
Treasury stock, at cost, 14,856 and no shares at June 30, 2012 and December 31, 2011, respectively	(125)	–
Total shareholders' equity	172,055	165,183
Total liabilities and shareholders' equity	$1,553,934	$1,494,531

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$14,754	$15,330	$29,753	$31,332
Securities:
Taxable	1,004	1,160	2,031	2,388
Tax-exempt	145	99	262	197
Other investments	44	42	87	84
Federal funds sold and other short-term investments	234	106	446	187
Total interest income	16,181	16,737	32,579	34,188

Interest expense:
Time deposits	1,370	1,974	2,906	4,200
Demand and savings deposits	586	927	1,221	1,847
Junior subordinated debentures	333	325	669	649
Subordinated debentures and other borrowings	247	263	494	544
Total interest expense	2,536	3,489	5,290	7,240

Net interest income	13,645	13,248	27,289	26,948
Provision for loan losses	200	1,245	600	1,575
Net interest income after provision for loan losses	13,445	12,003	26,689	25,373

Noninterest income:
Service fees	1,131	1,034	2,248	2,090
Loan-related fees	117	82	187	179
Letters of credit commissions and fees	190	165	387	349
Gain (loss) on securities, net	72	(24)	84	(74)
Total other-than-temporary impairments (“OTTI”) on securities	(48)	(78)	(87)	(183)
Less: Noncredit portion of “OTTI”	(10)	(1)	(10)	(18)
Net impairments on securities	(38)	(77)	(77)	(165)
Other noninterest income	288	391	734	851
Total noninterest income	1,760	1,571	3,563	3,230

Noninterest expense:
Salaries and employee benefits	5,997	5,243	11,918	10,488
Occupancy and equipment	1,743	1,847	3,432	3,649
Foreclosed assets, net	362	844	1,363	1,519
FDIC assessment	485	523	882	1,384
Other noninterest expense	2,725	1,566	4,650	4,746
Total noninterest expense	11,312	10,023	22,245	21,786

Income before provision for income taxes	3,893	3,551	8,007	6,817
Provision for income taxes	1,267	1,188	2,613	2,328
Net income	$2,626	$2,363	$5,394	$4,489

Dividends and discount – preferred stock	(811)	(605)	(1,409)	(1,210)
One-time adjustment from repurchase of preferred stock	706	—	706	—
Net income available to common shareholders	$2,521	$1,758	$4,691	$3,279

Earnings per common share:
Basic	$0.16	$0.13	$0.33	$0.25
Diluted	$0.16	$0.13	$0.32	$0.25
Weighted average shares outstanding:
Basic	15,493	13,142	14,331	13,139
Diluted	15,753	13,234	14,497	13,215

Dividends per common share	$–	$–	$–	$–

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$2,626	$2,363	$5,394	$4,489

Other comprehensive income, net of taxes:

Change in accumulated loss on effective cash flow hedging derivatives	(9)	(241)	34	(92)

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(31)	(50)	(56)	(117)
Less: OTTI charges recognized in net income	(25)	(49)	(50)	(105)
Net unrealized losses on investment securities with OTTI	(6)	(1)	(6)	(12)

Unrealized holding gain arising during the period	482	1,584	503	1,122
Less: reclassification adjustment for gain (loss) included in net income	46	(15)	54	(47)
Net unrealized gains on investment securities	436	1,599	449	1,169
Other comprehensive income, net of taxes	421	1,357	477	1,065
Total comprehensive income	$3,047	$3,720	$5,871	$5,554

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income	Treasury Stock, at
	Shares	At par	Shares	At par	capital	earnings	(loss)	cost	Total
Balance at December 31, 2011	45	$45,003	13,341	$13,341	$33,816	$73,188	$(165)	$–	$165,183
Issuance of common stock	–	–	5,356	5,356	39,891	–	–	–	45,247
Repurchase of common stock	–	–	–	–	–	–	–	(125)	(125)
Repurchase of preferred stock	(44)	(43,740)	–	–	706	–	–	–	(43,034)
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	38	–	–	–	38
Net income	–	–	–	–	–	5,394	–	–	5,394
Amortization of preferred stock discount	–	285	–	–	–	(285)	–	–	–
Other comprehensive income	–	–	–	–	–	–	477	–	477
Dividends – preferred stock	–	–	–	–	–	(1,125)	–		(1,125)
Balance at June 30, 2012	1	$1,548	18,697	$18,697	$74,451	$77,172	$312	$(125)	$172,055

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,394	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	543	723
Provision for loan losses	600	1,575
Impairment on securities	77	165
Gain (loss) on securities transactions, net	(84)	74
Loss on writedown and sale of foreclosed assets	525	698
Amortization of premiums and discounts on securities, net	276	39
Amortization of deferred loan fees and discounts	(545)	(576)
Amortization of core deposit intangibles	28	43
Stock-based compensation	38	43
Changes in:
Accrued interest receivable	(84)	428
Other assets	(2,172)	425
Accrued interest payable	(49)	(100)
Preferred stock repurchase payable	42,941	—
Other liabilities	673	2,614
Net cash provided by operating activities	48,161	10,640

Cash flows from investing activities:
Purchases of securities available-for-sale	(47,072)	(35,922)
Purchases of other investments	(1)	(1)
Proceeds from sales of securities available-for-sale	—	186
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	51,206	39,263
Proceeds from sales and maturities of other investments	604	221
Net change in loans	(56,481)	64,984
Proceeds from sale of foreclosed assets	9,878	13,240
Proceeds from sale of premises and equipment	—	—
Purchases of premises and equipment	(188)	(227)
Net cash (used in) provided by investing activities	(42,054)	81,744

Cash flows from financing activities:
Net change in:
Deposits	7,895	(53,382)
Other borrowings	(315)	(20,452)
Proceeds from issuance of common stock	45,247	—
Repurchase of common stock	(125)	—
Repurchase of preferred stock	(43,034)	—
Cash dividends paid on preferred stock	(1,125)	(1,139)
Net cash provided by (used in) financing activities	8,543	(74,973)

Net increase in cash and cash equivalents	14,650	17,411
Cash and cash equivalents at beginning of period	193,609	151,725
Cash and cash equivalents at end of period	$208,259	$169,136

Supplemental information:
Interest paid	$5,339	$7,340
Income taxes paid	2,144	692
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	—	397
Issuance of common stock – restricted shares	2,302	—
Foreclosed assets acquired	5,799	9,796
Loans originated to finance foreclosed assets	4,071	2,676

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

Certain items in prior financial statements have been reclassified to conform to the 2012 presentation, with no impact on the balance sheet, net income, shareholders’ equity or cash flows.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.     SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2012
	Amortized	Unrealized						Fair
	Cost	Gains		Losses			OTTI	Value
	(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$73,476		$507	$	─	$	─	$73,983
Obligations of state and political subdivisions	11,709		340		(48)		─	12,001
Corporate	6,091		144					6,235
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	60,091		1,431		─		─	61,522
Privately issued residential	798		273		(9)		(409)	653
Asset backed securities	204		91		─		(178)	117
Equity Securities					─
Investment in CRA funds	13,882		286		─		─	14,168
Total available-for-sale securities	$166,251		$3,072		$(57)		$(587)	$168,679

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046		$564	$	─	$	─	$4,610
Total held-to-maturity securities	$4,046		$564	$	─	$	─	$4,610

Other investments
FHLB/Federal Reserve Bank stock (1)	$4,797	$	─	$	─	$	─	$4,797
Investment in subsidiary trust (1)	1,083		─		─		─	1,083
Total other investments	$5,880	$	─	$	─	$	─	$5,880

	As of December 31, 2011
		Unrealized
	Amortized Cost	Gains	Losses	OTTI	Fair Value
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB /Federal Reserve Bank stock(1)	5,401	—	—	—	5,401
Investment in subsidiary trust(1)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

(1) Represents securities with restrictions and limited marketability and are carried at cost.

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of June 30, 2012 for which other-than-temporary impairments (“OTTI”) has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of June 30, 2012 or December 31, 2011.

	June 30, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
Obligations of state and political subdivisions	$3,665	$(48)	$—	$—	$3,665	$(48)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	16	—	—	—	16	—
Privately issued residential	—	—	170	(9)	170	(9)

Total available-for-sale securities	$3,681	$(48)	$170	$(9)	$3,851	$(57)

	As of December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
Obligations of state and political subdivisions	1,580	(40)	—	—	1,580	(40)
Corporate	3,017	(18)	—	—	3,017	(18)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	8,786	(15)	10	—	8,796	(15)
Privately issued residential	—	—	168	(23)	168	(23)

Total available-for-sale securities	$18,376	$(80)	$178	$(23)	$18,554	$(103)

As of June 30, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $57,000 of unrealized losses as of June 30, 2012 is temporary and the remaining $587,000 of OTTI as of June 30, 2012 represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and six months ended June 30, 2012, of the credit loss component of OTTI losses that have been recognized in income related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended June 30, 2012	Six months ended June 30, 2012
	(In thousands)
Credit losses at beginning of period	$1,634	$1,595
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	25	46
Transfers from accumulated other comprehensive income to OTTI related to credit losses	13	31
Credit losses at end of period	$1,672	$1,672

For the six months ended June 30, 2012, credit-related losses of $70,000 on eight non-agency residential mortgage-backed securities and $7,000 on one asset-backed security were recognized. There were no noncredit impairments included in accumulated other comprehensive income (loss) for the six months ended June 30, 2012.

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

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales or transfers of held-to-maturity securities for the six months ended June 30, 2012 or 2011.

	Six Months Ended June 30,
	2012	2011
Amortized cost	$—	$292
Proceeds	—	186
Gross realized gains	—	—
Gross realized losses	—	(105)

At June 30, 2012, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	14,794	14,982	—	—
Within six to ten years	66,269	66,845	—	—
After ten years	10,417	10,509	4,046	4,610
Mortgage-backed securities and collateralized mortgage obligations	60,889	62,175	—	—
Total debt securities	$152,369	$154,511	$4,046	$4,610

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.     LOANS

The loan portfolio is classified by major type as follows:

	As of June 30, 2012		As of December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$375,897	34.27%	$345,265	32.98%
Real estate mortgage:
Residential	43,282	3.95	42,682	4.08
Commercial	664,808	60.61	644,727	61.58
	708,090	64.56	687,409	65.66
Real estate construction:
Residential	4,540	0.41	6,984	0.67
Commercial	3,172	0.29	3,324	0.32
	7,712	0.70	10,308	0.99
Consumer and other	5,198	0.47	3,936	0.37
Gross loans	1,096,897	100.00%	1,046,918	100.00%
Unearned discounts, interest and deferred fees	(2,664)		(2,302)
Total loans	1,094,233		1,044,616
Allowance for loan losses	(27,311)		(28,321)
Loans, net	$1,066,922		$1,016,295

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

June 30, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$375,897	$(830)	$1,106	$376,173
Real estate-mortgage	708,090	(1,620)	2,229	708,699
Real estate-construction	7,712	(8)	7	7,711
Consumer and other	5,198	(206)	13	5,005

Total	$1,096,897	$(2,664)	$3,355	$1,097,588

December 31, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$345,265	$(777)	$1,077	$345,565
Real estate-mortgage	687,409	(1,327)	2,270	688,352
Real estate-construction	10,308	(2)	29	10,335
Consumer and other	3,936	(196)	14	3,754

Total	$1,046,918	$(2,302)	$3,390	$1,048,006

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

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. The Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans have both variable rates and fixed rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower. The Company also originates two to seven year balloon residential mortgage loans with a 15 to 30-year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of June 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$341,665	$606,042	$2,194	$5,004	$954,905
7 - “Special Mention”/ “Watch”	9,234	15,728	—	—	24,962
8 - “Substandard”	25,274	86,929	5,517	1	117,721
9 -“Doubtful"	—	—	—	—	—

Total	$376,173	$708,699	$7,711	$5,005	$1,097,588

As of December 31, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$310,626	$551,496	$3,078	$3,753	$868,953
7 - “Special Mention”/ “Watch”	10,735	30,491	—	—	41,226
8 - “Substandard”	24,204	106,160	7,257	1	137,622
9 -“Doubtful"	—	205	—	—	205

Total	$345,565	$688,352	$10,335	$3,754	$1,048,006

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$726	$928	$8,144	$9,798	$366,375	$376,173	$—
Real estate mortgage:
Residential	102	2,345	249	2,696	40,700	43,396	63
Commercial	9,524	1,928	11,343	22,795	642,508	665,303	—
Real estate construction:
Residential	—	—	—	—	4,539	4,539	—
Commercial	—	—	3,172	3,172	—	3,172	—
Consumer and other	366	—	1	367	4,638	5,005	—

Total	$10,718	$5,201	$22,909	$38,828	$1,058,760	$1,097,588	$63

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,018	$121	$9,433	$11,572	$333,993	$345,565	$—
Real estate mortgage:
Residential	105	—	251	356	42,440	42,796	—
Commercial	7,361	4,002	15,559	26,922	618,634	645,556	—
Real estate construction:
Residential	—	—	—	—	7,011	7,011	—
Commercial	—	3,324	—	3,324	—	3,324	—
Consumer and other	—	5	1	6	3,748	3,754	—

Total	$9,484	$7,452	$25,244	$42,180	$1,005,826	$1,048,006	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	June 30, 2012	December 31, 2011
Commercial and industrial	$8,386	$10,665
Real estate mortgage:
Residential	185	251
Commercial	15,864	30,600
Real estate construction:
Residential	2,345	—
Commercial	3,172	3,324
Consumer and other	1	1

Total	$29,953	$44,841

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at June 30, 2012 and December 31, 2011, is presented below (in thousands):

As of June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$8,360	$8,369	$—	$5,824
Real estate mortgage:
Residential	185	185	—	235
Commercial	15,385	15,399	—	18,922
Real estate construction:
Residential	2,345	2,345	—	586
Commercial	3,172	3,172	—	2,440

Impaired loans with an allowance
Commercial and industrial	$26	$26	$26	$4,649
Real estate mortgage:
Commercial	4,612	4,609	790	9,580

Total:
Commercial and industrial	$8,386	$8,395	$26	$10,473
Real estate mortgage	20,182	20,193	790	28,737
Real estate construction	5,517	5,517	—	3,026

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	$7,018	7,025	224	4,835
Real estate mortgage:
Commercial	10,678	10,696	710	14,042

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

For the six months ended June 30, 2012 and 2011, interest income of $93,000 and $96,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing troubled debt restructurings (“TDRs”).

Troubled Debt Restructurings

Loans are classified as a TDRs in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and/or an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated, the loan may be returned to performing status after the calendar year end.

The following table presents the recorded investment in TDRs that occurred for the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Commercial	1	$3,308	$3,731

Real estate construction:
Commercial	2	401	401

	Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate mortgage:
Commercial	2	$6,007	$6,348

Real estate construction:
Commercial	2	401	401

For the three months ended June 30, 2012, one commercial real estate loan relationship was restructured as a TDR. The loan relationship identified as a TDR was previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The borrower was under the protection of the Federal Bankruptcy Act and the court approved and imposed a reorganization plan which modified the existing payment terms.  The Company had previously written the loan down to the fair market value of the property. Subsequent to the write down and prior to the reorganization, the loan was further paid down from excess cash flow from the property.  The loan was restructured based on the appraised fair value of the property, which increased the post-modification recorded investment, and as a result, insignificantly increased the allowance for loan losses.

Two real estate construction loans to the same borrower were restructured as TDRs.  The loans, previously on accrual status and paid according to contractual terms, had matured and were renewed without a principal reduction.  The loans were classified and on accrual status both before and after restructuring.  Prior to restructuring, the Company’s determination of the allowance for loan losses was based on FASB codification 450-20; after restructuring, the determination of the allowance for loan losses was based on FASB codification 310-10-35 and therefore insignificantly reduced the allowance for loan losses.

For the six months ended June 30, 2012, in addition to the loans mention above, one loan was identified and classified as a TDR.  The TDR was previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The borrower was under the protection of the Federal Bankruptcy Act and the court approved and imposed a reorganization plan which modified the existing payment terms.  Since the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.  As of June 30, 2012, commitments to lend additional funds on loans that were modified as TDRs were insignificant.   As of June 30, 2012, there have been no defaults on any loans that were modified as TDRs during the preceding twelve months.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the dates indicated (in thousands):

As of and for the three months ended June 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$9,223	$16,598	$235	$100	$1,910	$28,066
Provision for loan losses	(314)	47	633	20	(186)	200
Charge-offs	(10)	(945)	(683)	(19)	—	(1,657)
Recoveries	247	452	—	3	—	702

Allowance for loan losses at end of period	$9,146	$16,152	$185	$104	$1,724	$27,311

Ending allowance for loan losses balance for loans individually evaluated for impairment	$26	$790	$—	$—		$816

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$9,120	$15,362	$185	$104		$24,771

Loans:
Recorded investment in loans	$376,173	$708,699	$7,711	$5,005		$1,097,588

Recorded investment in loans individually evaluated for impairment	$8,386	$20,182	$5,517	$1		$34,086

Recorded investment in loans collectively evaluated for impairment	$367,787	$688,517	$2,194	$5,004		$1,063,502

As of and for the three months ended June 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,218	$20,668	$1,012	$247	$1,738	$31,883
Provision for loan losses	1,282	286	(522)	(88)	287	1,245
Charge-offs	(2,493)	(418)	—	(10)	—	(2,921)
Recoveries	129	54	—	3	—	186

Allowance for loan losses at end of period	$7,136	$20,590	$490	$152	$2,025	$30,393

Ending allowance for loan losses balance for loans individually evaluated for impairment	$462	$794	$—	$—		$1,256

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$6,674	$19,796	$490	$152		$27,112

Loans:
Recorded investment in loans	$334,646	$723,311	$6,717	$3,951		$1,068,625

Recorded investment in loans individually evaluated for impairment	$15,996	$45,154	$—	$—		$61,150

Recorded investment in loans collectively evaluated for impairment	$318,650	$678,157	$6,717	$3,951		$1,007,475

As of and for the six months ended June 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,966	$19,213	$320	$137	$685	$28,321
Provision for loan losses	1,609	(2,591)	529	14	1,039	600
Charge-offs	(794)	(1,285)	(683)	(61)	—	(2,823)
Recoveries	365	815	19	14	—	1,213

Allowance for loan losses at end of period	$9,146	$16,152	$185	$104	$1,724	$27,311

Ending allowance for loan losses balance for loans individually evaluated for impairment	$26	$790	$—	$—		$816

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$9,120	$15,362	$185	$104		$24,771

Loans:
Recorded investment in loans	$376,173	$708,699	$7,711	$5,005		$1,097,588

Recorded investment in loans individually evaluated for impairment	$8,386	$20,182	$5,517	$1		$34,086

Recorded investment in loans collectively evaluated for impairment	$367,787	$688,517	$2,194	$5,004		$1,063,502

As of and for the six months ended June 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,187	$22,016	$1,993	$194	$1,367	$33,757
Provision for loan losses	1,339	1,832	(2,219)	(35)	658	1,575
Charge-offs	(2,625)	(3,323)	—	(31)	—	(5,979)
Recoveries	235	65	716	24	—	1,040

Allowance for loan losses at end of period	$7,136	$20,590	$490	$152	$2,025	$30,393

Ending allowance for loan losses balance for loans individually evaluated for impairment	$462	$794	$—	$—		$1,256

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$6,674	$19,796	$490	$152		$27,112

Loans:
Recorded investment in loans	$334,646	$723,311	$6,717	$3,951		$1,068,625

Recorded investment in loans individually evaluated for impairment	$15,996	$45,154	$—	$—		$61,150

Recorded investment in loans collectively evaluated for impairment	$318,650	$678,157	$6,717	$3,951		$1,007,475

4.     GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated are as follows (in thousands):

Balance as of January 1, 2011
Goodwill	$21,827
Accumulated impairment losses	4,500
Net goodwill	17,327

Impairment losses	3,000

Balance as of December 31, 2011
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	14,327

Impairment losses	—

Balance as of June 30, 2012
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

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

Due to the limited number of bank transaction multiples and fluctuations in market capitalization of peer banks used in the market methods, management put more weight on the income approach for the step-one analysis. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company which was performed by first using the Company’s market price on a minority basis with an estimated control premium of 30%. The Company then allocated the total fair value to both of its reporting units, MetroBank and Metro United.

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

Second Quarter Evaluation

 Although the Company’s stock price traded slightly above its book value during the second quarter of 2012, the Company performed an impairment test as of June 30, 2012.  The test was similar to the annual test, but the conclusion of value was mainly based on utilizing the market capitalization of the Company.  Under the step-one analysis, the Company allocated the market capitalization of the Company, adjusted for a 20% control premium, to Metro United based on a pro rata basis using various balance sheet metrics of Metro United and MetroBank.

The derived fair value of Metro United was lower than the carrying value of its equity; and therefore Metro United failed the step-one impairment test, which was consistent with the year end test. The Company performed the step-two analysis to derive the implied fair value of goodwill.  In this analysis, the estimated fair value of Metro United as of June 30, 2012 exceeded its respective carrying value in the step-two analysis; therefore, the Company determined there was no impairment of goodwill as of that date.

The size of the implied goodwill under the step-two analysis was significantly affected by the estimated fair value of the loans pertaining to Metro United and the Company’s stock price. The significant market risk adjustment, which is a consequence of the current market conditions, was a substantial contributor to the valuation discounts associated with Metro United’s loan portfolio. To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, resulting in additional impairment of the goodwill under the step-two analysis. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment.

Goodwill impairment, if any, is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

5.     EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended June 30, 2012 and 2011, there were 453,090 and 1,044,068 antidilutive stock options, respectively.  For the six months ended June 30, 2012 and 2011, there were 600,491 and 1,179,781 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,521	$1,758	$4,691	$3,279

Weighted average common shares in basic EPS	15,493	13,142	14,331	13,139
Effect of dilutive securities	260	92	166	76
Weighted average common and potentially dilutive common shares used in diluted EPS	15,753	13,234	14,497	13,215

Earnings per common share:
Basic	$0.16	$0.13	$0.33	$0.25
Diluted	$0.16	$0.13	$0.32	$0.25

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of June 30, 2012 and December 31, 2011 is presented below (in thousands):

	As of June 30, 2012	As of December 31, 2011
Unfunded loan commitments including unfunded lines of credit	$119,581	$105,049
Standby letters of credit	10,835	15,765
Commercial letters of credit	10,582	5,818
Operating leases	7,667	8,058
Total financial instruments with off-balance sheet risk	$148,665	$134,690

Litigation. The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, result of operations or cash flows.

7.     SHAREHOLDERS’ EQUITY

New Capital Raised

On May 21, 2012, the Company closed the public offering of 5,111,750 shares of its common stock, $1.00 par value per share (the “Offering”), at a price of $9.00 per share. The shares sold in the Offering included 666,750 shares sold pursuant to the underwriter’s full exercise of its option to purchase additional shares to cover over-allotments. The shares were sold in accordance with an underwriting agreement between the Company and Keefe, Bruyette & Woods, Inc., the sole underwriter.

Proceeds to the Company, after deducting the underwriting discount,commissions and Offering expenses, were approximately $42.9 million.

The Offering was made pursuant to a registration statement on Form S-3 (File No. 333-180889) of the Company, which became effective on May 7, 2012. A prospectus supplement, dated May 16, 2012, to the base prospectus, dated May 7, 2012, forming a part of the registration statement was filed on May 17, 2012 with the Securities and Exchange Commission under Rule 424(b)(2) of the Securities Act of 1933, as amended.

Repurchase of Troubled Asset Relief Program (“TARP”) Preferred Stock

The Company repurchased 43,740 shares of the Company’s 45,000 outstanding shares of preferred stock (“Preferred Stock”) from the U.S. Department of the Treasury (“Treasury”), which were issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”).  The repurchase of $43.7 million in stated value of Preferred Stock at a discount of 1.883% (or an actual cost of $42.9 million) resulted in a one-time adjustment, net of settlement costs, to capital totaling $706,000 offset by the amortization of $249,000 in the Preferred Stock discount.  Although the transaction date occurred during the second quarter of 2012, actual payment for the repurchase of Preferred Stock took place on July 3, 2012.  As such, the Company recorded a payable in the amount of $42.9 million listed as “Preferred Stock repurchase payable” on the Consolidated Balance Sheet as of June 30, 2012.  The remaining 1,260 shares of Preferred Stock were sold by the Treasury to other investors.  The warrants to purchase common stock associated with the TARP program are still held by the Treasury.

As a result of participation in the CPP, among other things, the Company was subject to the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury held the Company’s Preferred Stock, including the second quarter of 2012.  These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009.  Because the Treasury sold all of the Preferred Stock in the auction, these executive compensation and corporate governance standards are no longer applicable to the Company on a going forward basis.

The Company paid no common dividends for the six months ended June 30, 2012 and 2011.  Preferred dividends of $1.1 million were paid for each of the six months ended June 30, 2012 and 2011.

8.     REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of June 30, 2012, no dividends could be paid by the Company, or by MetroBank and Metro United to the Company without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

On August 10, 2009, MetroBank entered into a written agreement (the “Agreement”) with the OCC. The Agreement is based on the findings of the OCC during the annual on-site examination of MetroBank performed in the first quarter of 2009 and is primarily focused on matters related to MetroBank’s asset quality. Pursuant to the Agreement, the Board of Directors of MetroBank has appointed a compliance committee to monitor and coordinate MetroBank’s performance under the Agreement. The Agreement provides for, among other things, the development and implementation of written programs to reduce MetroBank’s credit risks, monitor and reduce the level of criticized assets and manage commercial real estate loan concentrations in light of current adverse commercial real estate market conditions generally and in its market areas. In addition, MetroBank may not accept, renew or roll over brokered deposits without prior approval of the OCC.  During and since the completion of the examination, management of MetroBank has proactively made adjustments to policies and procedures in an effort to alleviate the effects of the credit challenge caused by the economic deterioration and market conditions generally and in its market areas.

 Management, and the Boards of Directors of the Company and MetroBank, have taken steps to address the findings of the exam and are working with the OCC to comply with the requirements of the Agreement.  Failure by MetroBank to meet the requirements and conditions imposed by the Agreement, could result in more severe regulatory enforcement actions such as capital directives to raise additional capital, civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against MetroBank.  Any such failure and resulting regulatory action could have a material adverse effect on the financial condition and results of operations of the Company and MetroBank.

On July 22, 2010, Metro United entered into a Stipulation to the Issuance of a Consent Order ("Stipulation") with the FDIC and the CDFI.  Pursuant to the Stipulation, Metro United consented to the issuance of a Consent Order ("Order") by the FDIC and CDFI, which was also effective as of July 22, 2010.  The Order was based on the findings during the annual on-site examination of Metro United performed in the first quarter of 2010 utilizing financial information as of December 31, 2009.  The Order represented the agreements between Metro United, the FDIC and the CDFI as to areas of Metro United's operations that warranted improvement and required the submission of plans for making those improvements. The Order imposed no fines or penalties on Metro United.

Although Metro United meets the capital levels deemed to be “well-capitalized” as of June 30, 2012, due to the capital requirement within the Order and prior to the termination of the Order as of July 20, 2012, it could not be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeded the levels of capital set forth in the Order.  As an adequately capitalized institution, Metro United could not pay interest rates on deposits that were more than 75 basis points above the rate of the applicable market of Metro United as determined by the FDIC.  Additionally, prior to the termination of the Order, Metro United could not accept, renew or roll over brokered deposits without prior approval of the the FDIC and CDFI.

The Board of Directors of Metro United was officially informed on July 20, 2012 by the FDIC and CDFI that the Order had been terminated effective as of July 20, 2012.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2012, that the Company and the Banks met all capital adequacy requirements to which they were subject.

             As of June 30, 2012, the most recent notifications from the OCC with respect to MetroBank categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed MetroBank’s level of capital adequacy.

Although regulatory standards require the ratios stated below, as a result of the Order, Metro United was required to maintain a leverage ratio at least 9.0% and a total risk-based capital ratio of at least 13.0%.  As of June 30, 2012, due to the capital requirement within Metro United's Order, Metro United could not be considered to be any better than "adequately capitalized" for capital adequacy purposes even if it exceeded the capital levels set forth in the Order.  As a result of the termination of the Order effective as of July 20, 2012, Metro United will be considered a well-capitalized bank under applicable regulatory standards.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2012 to the minimum and well-capitalized regulatory standards:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$205,984	17.36%	$94,917	8.00%	$	N/A	N/A	%
MetroBank, N.A.	148,914	17.01	70,050	8.00		87,562	10.00
Metro United Bank	50,585	16.41	24,657	8.00		30,821	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	190,858	16.09	47,458	4.00		N/A	N/A
MetroBank, N.A.	137,717	15.73	35,025	4.00		52,537	6.00
Metro United Bank	46,689	15.15	12,329	4.00		18,493	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	190,858	12.57	60,758	4.00		N/A	N/A
MetroBank, N.A.	137,717	12.09	45,561	4.00		56,951	5.00
Metro United Bank	46,689	12.22	15,285	4.00		19,106	5.00
As of December 31, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$195,765	17.30%	$90,552	8.00%	$	N/A	N/A	%
MetroBank, N.A.	140,510	16.82	66,831	8.00		83,539	10.00
Metro United Bank	48,778	16.48	23,674	8.00		29,593	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	181,368	16.02	45,276	4.00		N/A	N/A
MetroBank, N.A.	129,864	15.55	33,416	4.00		50,124	6.00
Metro United Bank	45,034	15.22	11,837	4.00		17,756	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	181,368	12.16	59,659	4.00		N/A	N/A
MetroBank, N.A.	129,864	11.67	44,514	4.00		55,643	5.00
Metro United Bank	45,034	11.80	15,269	4.00		19,086	5.00

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows (in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$(15)	$(6)	$(9)	$(377)	$(136)	$(241)

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(48)	(17)	(31)	(78)	(28)	(50)
Less: OTTI charges recognized in net income	(38)	(13)	(25)	(77)	(28)	(49)
Net unrealized losses on investment securities with OTTI	(10)	(4)	(6)	(1)	—	(1)

Unrealized gain (loss) on investment securities:
Unrealized holding gain arising during the period	756	274	482	2,474	890	1,584
Less: reclassification adjustment for gain (loss) included in net income	72	26	46	(24)	(9)	(15)
Net unrealized gains on investment securities	684	248	436	2,498	899	1,599

Other comprehensive income	$659	$238	$421	$2,120	$763	$1,357

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$53	$19	$34	$(144)	$(52)	$(92)

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(87)	(31)	(56)	(183)	(66)	(117)
Less: OTTI charges recognized in net income	(77)	(27)	(50)	(165)	(60)	(105)
Net unrealized losses on investment securities with OTTI	(10)	(4)	(6)	(18)	(6)	(12)

Unrealized gain on investment securities:
Unrealized holding gain arising during the period	787	284	503	1,752	630	1,122
Less: reclassification adjustment for gain included in net income	84	30	54	(74)	(27)	(47)
Net unrealized gains on investment securities	703	254	449	1,826	657	1,169

Other comprehensive income	$746	$269	$477	$1,664	$599	$1,065

The balance of and changes in each component of accumulated other comprehensive income as of and for the six months ended June 30, 2012 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(1,275)	$(1,000)	$2,110	$(165)
Current period change	34	(6)	449	477

Balance June 30, 2012	$(1,241)	$(1,006)	$2,559	$312

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

The notional amount of the interest rate derivative contract outstanding at June 30, 2012 and December 31, 2011 was $17.5 million, and  the estimated fair value at June 30, 2012 and December 31, 2011 was ($1.9 million) and ($2.0 million), respectively.  The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2012 and December 31, 2011 are presented in the following table (in thousands).

	June 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,939)	$17,500	$(1,992)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$85	$15,000	$194

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

Amounts included in the Condensed Consolidated Statements of Operations and in the Condensed Consolidated Statement of Comprehensive Income for the period related to the interest rate derivative designated as a hedge of cash flows were as follows.  There were no interest rate derivatives designated as hedges of fair value at June 30, 2012.

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Three months ended June 30, 2012	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(15)	$(15)

Three months ended June 30, 2011
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(378)	$(378)

	Gains/(losses) recorded in income and other comprehensive income (loss) (in thousands)
Six months ended June 30, 2012	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$53	$53

Six months ended June 30, 2011
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(144)	$(144)

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-hedging interest rate derivative:
Other non-interest income	$(75)	$11	$(108)	$11

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are generally executed with a Credit Support Annex, (“CSA”), which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  CSA agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. There was no CSA on the interest rate cap contract because the counterparty was the FHLB of Dallas, a government sponsored enterprise. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. The Company’s credit exposure on the interest rate cap is the value of the expected interest payments that would be collected over the life of the cap contract.   Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at June 30, 2012.  The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million at both June 30, 2012 and December 31, 2011.

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

The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012				For the three months ended June 30, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$12,147	$4,027	$7	$16,181	$12,628	$4,103	$6	$16,737
Total interest expense	1,614	576	346	2,536	2,357	794	338	3,489

Net interest income	$10,533	$3,451	$(339)	$13,645	10,271	$3,309	$(332)	$13,248
Provision for loan losses	200	—	—	200	1,200	45	-	1,245

Net interest income after provision for loan losses	10,333	3,451	(339)	13,445	9,071	3,264	(332)	12,003
Noninterest income	2,005	92	(337)	1,760	1,836	66	(331)	1,571
Noninterest expenses	8,349	2,782	181	11,312	7,496	2,528	(1)	10,023

Income (loss) before income tax provision	3,989	761	(857)	3,893	3,411	802	(662)	3,551
Provision (benefit) for income taxes	1,312	251	(296)	1,267	1,099	311	(222)	1,188

Net income (loss)	$2,677	$510	$(561)	$2,626	$2,312	$491	$(440)	$2,363

	For the six months ended June 30, 2012				For the six months ended June 30, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$24,557	$8,008	$14	$32,579	$25,690	$8,486	$12	$34,188
Total interest expense	3,351	1,245	694	5,290	4,928	1,638	674	7,240

Net interest income	$21,206	$6,763	$(680)	$27,289	20,762	$6,848	$(662)	$26,948
Provision for loan losses	600	—	—	600	1,500	75	—	1,575

Net interest income after provision for loan losses	20,606	6,763	(680)	26,689	19,262	6,773	(662)	25,373
Noninterest income	4,062	176	(675)	3,563	3,749	143	(662)	3,230
Noninterest expenses	16,862	5,173	210	22,245	16,498	5,245	43	21,786

Income before income tax provision	7,806	1,766	(1,565)	8,007	6,513	1,671	(1,367)	6,817
Provision (benefit) for income taxes	2,472	674	(533)	2,613	2,093	693	(458)	2,328

Net income (loss)	$5,334	$1,092	$(1,032)	$5,394	$4,420	$978	$(909)	$4,489

	As of June 30, 2012				As of June 30, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$760,874	$306,048	$—	$1,066,922	$742,139	$292,635	$—	$1,034,774
Total assets	1,161,189	393,163	(418)	1,553,934	1,096,543	396,575	(2,173)	1,490,945
Deposits	982,195	330,553	(53,278)	1,259,470	926,204	323,055	(8,457)	1,240,802

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2012 and December 31, 2011:

	Fair Value Measurements, using
	(In thousands)
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$73,983	$–	$73,983
Obligations of state and political subdivisions	–	12,001	–	12,001
Corporate		6,235		6,235
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	–	61,522	–	61,522
Privately issued residential	–	653	–	653
Asset backed securities	–	117	–	117
Investment in CRA funds	14,168	–	–	14,168
Total available-for-sale securities	14,168	154,511	–	168,679
Derivative assets
Interest rate cap	–	85	–	85
Total assets measured at fair value on a recurring basis	$14,168	$154,596	$–	$168,764

Derivative liabilities
Interest rate swap	$–	$1,939	$–	$1,939

December 31, 2011
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$—	$92,199	$—	$92,199
Obligations of state and political subdivisions	—	5,706	—	5,706
Corporate	—	6,141	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	53,739	—	53,739
Privately issued residential	—	667	—	667
Asset backed securities	—	102	—	102
Investment in CRA funds	13,835	—	—	13,835
Total available-for-sale securities	13,835	158,554	—	172,389
Derivative assets
Interest rate cap	—	194	—	194
Total assets measured at fair value on a recurring basis	$13,835	$158,748	$—	$172,583

Derivative liabilities
Interest rate swap	$—	$1,992	$—	$1,992

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

Foreclosed Assets.  Foreclosed assets are carried at fair value less costs to sell.  The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, sales cost estimates, etc.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with the measurement and initial recognition of certain foreclosed assets, the Company may recognize charge-offs through the allowance for loan losses, and subsequent to initial recognition based on updated appraisals or other factors, may remeasure foreclosed assets to fair value through a write-down included in other non-interest expense.

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of June 30, 2012 and December 31, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Level 2	Level 3	Level 2	Level 3
Assets
Goodwill	$—	$14,327	$—	$14,327
Foreclosed assets	—	14,414	—	19,018
Impaired loans (1)	9,412	—	15,696	—

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation reserve.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 related to assets held at those dates (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Losses related to:
Goodwill	$—	$—	$—	$—
Foreclosed assets (1)	845	452	922	643
Impaired loans (2)	451	1,940	451	3,536

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	As of June 30, 2012		As of December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Level 2 inputs:
Cash and cash equivalents	$208,259	$208,259	$193,609	$193,609
Investment securities held-to-maturity	4,046	4,610	4,046	4,536
Other investments	5,880	5,880	6,484	6,484
Loans held-for-sale	—	—	1,200	1,498
Cash value of bank owned life insurance	32,115	32,115	31,427	31,427
Accrued interest receivable	4,411	4,411	4,327	4,327
Level 3 inputs:
Loans held-for-investment, net	1,066,922	1,037,820	1,015,095	968,434

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	791,550	791,550	744,833	744,833
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	261	261	310	310
Level 3 inputs:
Time deposits	467,920	471,443	506,742	511,050
Other borrowings	26,000	25,951	26,315	26,206

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	252	—	236
Standby letters of credit	—	64	—	69

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value.  The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, cash value of bank owned life insurance, certificates of deposit with banks denominated in a foreign currency, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and/or negligible credit risks.

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

13.   INCOME TAXES

Income tax expense for the three months ended June 30, 2012 was $1.3 million, compared with $1.2 million for the same period in 2011. The Company’s effective tax rate was 32.5% for the three months ended June 30, 2012 compared with 33.5% for the three months ended June 30, 2011. The decrease in the effective income tax rate in 2012 as compared to 2011 was primarily the result of a decrease in state income taxes.  The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions, the tax may not correlate from year to year with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the six months ended June 30, 2012 was $2.6 million, compared with $2.3 million for the same period in 2011. The Company’s effective tax rate was 32.6% for the six months ended June 30, 2012 compared with 34.1% for the six months ended June 30, 2011.

As of June 30, 2012, the Company had approximately $14.4 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at June 30, 2012 and December 31, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The Company forecasts sufficient taxable income, exclusive of tax planning strategies, to fully realize its deferred tax assets. The Company has projected its pretax earnings based upon business that the Company anticipates conducting in the future, which is supported by the Company’s return to an income position, rather than the loss position the Company experienced during 2010 and 2009. During 2010 and 2009, earnings were negatively affected by the large increase in the provisions for loan losses during the sharp economic downturn. The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

14.   NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) ASU No. 2011-12 "Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 was effective for the Company for annual and interim periods beginning on January 1, 2012 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the Company’s ability to raise additional capital;

•	the effect of MetroBank’s compliance, or failure to comply within stated deadlines, of the provisions of the formal agreement with the OCC;

•	the timing, impact and other uncertainties of the Company’s ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	incorrect assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increases in the level of nonperforming assets;

•	the incurrence and possible impairment of goodwill associated with an acquisition, and possible adverse short-term effects on the results of operations;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	an inability to fully realize the Company’s net deferred tax asset;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	potential environmental risk and associated cost on the Company's foreclosed real estate assets;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	increases in FDIC deposit insurance assessments;

•	government intervention in the U.S. financial system;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•
changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

•	the potential payment of interest on commercial demand deposit accounts in order to effectively complete for clients;

•	adverse conditions in Asia;

•	potential interruptions or breaches in security of the Company’s information systems; and

•	possible noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statues and regulations.

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

Overview

The Company recorded net income of $2.6 million for the three months ended June 30, 2012, an increase of $263,000 compared with the same quarter in 2011. The Company’s diluted earnings per common share for the three months ended June 30, 2012 was $0.16, an increase of $0.03 per diluted common share compared with $0.13 for the same quarter in 2011. Diluted earnings (loss) per common share is computed by dividing net income (after deducting dividends and accretion of discount on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends accrued and discount accreted, including the one-time adjustment for the repurchase of preferred stock during second quarter of 2012, were $105,000 or $0.01 per diluted share, and $605,000 or $0.05 per diluted share for the three months ended June 30, 2012 and 2011, respectively. The Company recorded net income of $5.4 million for the six months ended June 30, 2012, an increase of $905,000 compared with $4.5 million for the same period in 2011. The Company’s diluted earnings per common share for the six months ended June 30, 2012 was $0.32, an increase of $0.07 per diluted share compared with $0.25 for the same period in 2011.  Preferred stock dividends accrued and discount accreted, including the one-time adjustment for the repurchase of preferred stock during second quarter of 2012, were $703,000 or $0.05 per diluted share and $1.2 million or $0.09 per diluted shares for the six months ended June 30, 2012 and 2011, respectively. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.55 billion at June 30, 2012, an increase of $59.4 million or 4.0% from $1.49 billion at December 31, 2011. Available-for-sale investment securities at June 30, 2012 were $168.7 million, a decrease of $3.7 million or 2.2% from $172.4 million at December 31, 2011. Net loans at June 30, 2012 were $1.07 billion, an increase of $50.6 million or 5.0% from $1.02 billion at December 31, 2011. Total deposits at June 30, 2012 were $1.26 billion, an increase of $7.9 million or 0.6% from $1.25 billion at December 31, 2011. Other borrowings at June 30, 2012 were $26.0 million, a decrease of $315,000 or 1.2% from $26.3 million at December 31, 2011. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2012 and 2011 was 0.69% and 0.63%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2012 and 2011 was 5.62% and 5.83%, respectively. The Company’s ROAA for the six months ended June 30, 2012 and 2011 was 0.72% and 0.59%, respectively. The Company’s ROAE for the six months ended June 30, 2012 and 2011 was 6.11% and 5.61%, respectively.   Shareholders’ equity at June 30, 2012 was $172.1 million compared with $165.2 million at December 31, 2011, an increase of $6.9 million or 4.2%.  Details of the changes in the various balance sheet items are further discussed below.

Recent Developments

New Capital Raised

On May 21, 2012, the Company closed the public offering of 5,111,750 shares of its common stock, $1.00 par value per share (the “Offering”), at a price of $9.00 per share. The shares sold in the Offering included 666,750 shares sold pursuant to the underwriter’s full exercise of its option to purchase additional shares to cover over-allotments. The shares were sold in accordance with an underwriting agreement between the Company and Keefe, Bruyette & Woods, Inc., the sole underwriter.

Proceeds to the Company, after deducting the underwriting discount, commissions and Offering expenses, were approximately $42.9 million.

The Offering was made pursuant to a registration statement on Form S-3 (File No. 333-180889) of the Company, which became effective on May 7, 2012. A prospectus supplement, dated May 16, 2012, to the base prospectus, dated May 7, 2012, forming a part of the registration statement was filed on May 17, 2012 with the Securities and Exchange Commission under Rule 424(b)(2) of the Securities Act of 1933, as amended.

Repurchase of Troubled Asset Relief Program (“TARP”) Preferred Stock

The Company repurchased 43,740 shares of the Company’s 45,000 outstanding shares of preferred stock (“Preferred Stock”) from the U.S. Department of the Treasury (“Treasury”), which were issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”).  The repurchase of $43.7 million in stated value of Preferred Stock at a discount of 1.883% (or an actual cost of $42.9 million) resulted in a one-time adjustment, net of settlement costs, to capital totaling $706,000 offset by the amortization of $249,000 in the Preferred Stock discount.  Although the transaction date occurred during the second quarter of 2012, actual payment for the repurchase of Preferred Stock took place on July 3, 2012.  As such, the Company recorded a payable in the amount of $42.9 million listed as “Preferred stock repurchase payable” on the Consolidated Balance Sheet as of June 30, 2012.  The remaining 1,260 shares of Preferred Stock were sold by the Treasury to other investors.  The warrants to purchase common stock associated with the TARP program are still held by the Treasury.

As a result of participation in the CPP, among other things, the Company was subject to the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury held the Company’s Preferred Stock, including the second quarter of 2012.  These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009.  Because the Treasury sold all of the Preferred Stock in the auction, these executive compensation and corporate governance standards are no longer applicable to the Company on a going forward basis.

Consent Order

The Board of Directors of Metro United was officially informed on July 20, 2012 by the FDIC and CDFI that the Order had been terminated as of July 20, 2012.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2012, net interest income, before the provision for loan losses, was $13.6 million, an increase of $397,000 or 3.0% compared with $13.2 million for the same period in 2011, primarily due to lower cost and volume of deposits, partially offset by a decline in average total loans. Average interest-earning assets for the three months ended June 30, 2012 were $1.44 billion, an increase of $24.1 million or 1.7% compared with $1.41 billion for the same period in 2011, primarily due to an increase in federal funds sold and interest-bearing deposits, as a result of the new capital raised. The weighted average yield on interest-earning assets for the second quarter of 2012 was 4.53%, a decrease of 22 basis points compared with 4.75% for the same quarter in 2011. Average interest-bearing liabilities for the three months ended June 30, 2012 were $1.07 billion, a decrease of $32.8 million or 3.0% compared with $1.10 billion for the same period in 2011, primarily due to a decline in time deposits and other borrowings, partially offset by an increase in savings and money market accounts. The weighted average interest rate paid on interest-bearing liabilities for the second quarter 2012 was 0.96%, a decrease of 31 basis points compared with 1.27% for the same quarter in 2011.

For the six months ended June 30, 2012, net interest income, before the provision for loan losses, was $27.3 million, an increase of $341,000 or 1.3% compared with $26.9 million for the same period in 2011, primarily due to lower cost and volume of deposits, partially offset by a decline in average total loans. Average interest-earning assets for the six months ended June 30, 2012 were $1.42 billion, a decrease of $12.1 million or 0.8% compared with $1.43 billion for the same period in 2011, primarily due to lower loan volume, partially offset by growth in federal funds sold and interest-bearing deposits. The weighted average yield on interest-earning assets for the six months ended June 30, 2012 was 4.63%, down 20 basis points compared with 4.83% for the same period in 2011.  Average interest-bearing liabilities for the six months ended June 30, 2012 were $1.06 billion, a decrease of $56.3 million or 5.0% compared with $1.12 billion for the same period in 2011, primarily due to a decline in time deposits and other borrowings, partially offset by an increase in savings and money market accounts. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2012 was 1.00%, down 30 basis points compared with 1.30% for the same period in 2011.

            The net interest margin for the three months ended June 30, 2012 was 3.82%, an increase of six basis points compared with 3.76% for the same period in 2011. The yield on average earning assets decreased 22 basis points, and the cost of average earning assets decreased 28 basis points for the same periods.  The net interest margin for the six months ended June 30, 2012 was 3.87%, an increase of seven basis points compared with 3.80% for the same period in 2011. The yield on average earning assets decreased 20 basis points, and the cost of average earning assets decreased 27 basis points for the same periods.  The decreases in yield on earning assets and the cost of earning assets for the three and six months ended June 30, 2012 were due primarily to a decline in average total loans and yields and by lower volume and cost of deposits.

Total Interest Income. Total interest income for the three months ended June 30, 2012 was $16.2 million, a decrease of  $556,000 or 3.3% compared with $16.7 million for the same period in 2011.  Total interest income for the six months ended June 30, 2012 was $32.6 million, a decrease of $1.6 million or 4.7% compared with $34.2 million for the same period in 2011. The decrease for the three and six months ended June 30, 2012 was primarily due to lower loan volume and yield and lower yield on securities, partially offset by an increase in the yield and volume of federal funds sold and other short-term investments.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2012 was $14.8 million, a decrease of $576,000 or 3.8% compared with $15.3 million for the same quarter in 2011. Average total loans for the three months ended June 30, 2012 were $1.06 billion compared with $1.07 billion for the same period in 2011, a decrease of $12.4 million or 1.2%. For the second quarter of 2012, the average yield on loans was 5.59%, a decrease of 14 basis points compared with 5.73% for the same quarter in 2011. Interest income from loans for the six months ended June 30, 2012 was $29.8 million, a decrease of $1.6 million or 5.0% compared with $31.3 million for the same period in 2011. The decrease for the three and six months ended June 30, 2012 was the result of lower loan volume and yields.   Average total loans for the six months ended June 30, 2012 were $1.05 billion, a decrease of $44.6 million or 4.1% compared with average total loans for the same period in 2011 of $1.10 billion. For the six months ended June 30, 2012, the yield on average total loans was 5.67%, a decrease of eight basis points compared with 5.75% for the same period in 2011.

Approximately $796.0 million or 72.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  For the six months ended June 30, 2012, the average yield on total loans was approximately 234 basis points above the prime rate primarily because of interest rate floors and credit spreads.   At June 30, 2012, approximately $638.3 million in loans or 58.2% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 5.90%.  At June 30, 2011, variable rate loans with interest rate floors comprised 59.2% of the total loan portfolio and carried a weighted average interest rate of 6.17%.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended June 30, 2012 and 2011 was $1.4 million.  Average total investments for the three months ended June 30, 2012 were $376.1 million compared with average total investments for the same period in 2011 of $339.6 million, an increase of $36.5 million or 10.7%.  The increase in average total investments was primarily the result of an increase in federal funds sold and interest-bearing deposits, primarily due to the new capital raised and growth of non-interest bearing deposits.  For the second quarter 2012, the average yield on total investments was 1.53% compared with 1.66% for the same quarter in 2011, a decrease of 13 basis points primarily due to lower yielding taxable securities.

Interest income from investments for the six months ended June 30, 2012 was $2.8 million, a decrease of $30,000 or 1.1% compared with $2.9 million for the same period in 2011, primarily due to a decrease in the yield on taxable investment securities, partially offset by an increase in the volume and yield on federal funds sold and interest-bearing deposits.  Average total investments for the six months ended June 30, 2012 were $361.4 million compared with average total investments for the same quarter in 2011 of $328.9 million, an increase of $32.5 million or 9.9%. The increase was primarily the result of an increase in federal funds sold and interest-bearing deposits primarily due to the new capital raised.  For the six months ended June 30, 2012, the average yield on investments was 1.57% compared with 1.75% for the same quarter in 2011, a decrease of 18 basis points.

Total Interest Expense. Total interest expense for the three months ended June 30, 2012 was $2.5 million, a decrease of $953,000 or 27.3% compared with $3.5 million for the same period in 2011. Total interest expense for the six months ended June 30, 2012 was $5.3 million, a decrease of $1.9 million or 26.9% compared with $7.2 million for the same period in 2011. Interest expense decreased for both the three and six months ended June 30, 2012 primarily due to lower deposit cost and lower time deposit volume.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended June 30, 2012 was $2.0 million, a decrease of $945,000 or 32.6% compared with $2.9 million for the same period in 2011. Average interest-bearing deposits for the three months ended June 30, 2012 were $1.00 billion compared with $1.02 billion for the same period in 2011, a decrease of $16.6 million or 1.6%. The average interest rate paid on interest-bearing deposits for the second quarter of 2012 was 0.78% compared with 1.14% for the same quarter in 2011, a decrease of 36 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the six months ended June 30, 2012 was $4.1 million, a decrease of $1.9 million or 31.8% compared with $6.0 million for the same period in 2011.  Average interest-bearing deposits for the six months ended June 30, 2012 were $1.00 billion compared with the same period in 2011 of $1.04 billion, a decrease of $32.9 million or 3.2%. The average interest rate incurred on interest-bearing deposits for the six months ended June 30, 2012 was 0.83% compared with 1.18% for the same period in 2011, a decrease of 35 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended June 30, 2012 was $333,000, an increase of $8,000 or 2.5% from $325,000 at June 30, 2011. Interest expense on junior subordinated debentures for the six months ended June 30, 2012 was $669,000, an increase of $20,000 or 3.1% from $649,000 at June 30, 2011.  Average junior subordinated debentures for the three and six months ended June 30, 2012 and 2011 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three months ended June 30, 2012 and 2011 was 3.65% and 3.56%, respectively. The average interest rate incurred on junior subordinated debentures for the six months ended June 30, 2012 and 2011 was 3.67% and 3.58%, respectively.

The junior subordinated debentures accrue interest at a floating rate equal to the 3-month LIBOR plus 1.55%.  Related to these debentures, the Company entered into a forward-starting interest rate swap contract. Under the swap, beginning December 15, 2010, the Company began paying a fixed interest rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements that began March 2011. The interest rate swap contract was entered into with the objective of protecting a portion of the quarterly interest payments from the risk of variability resulting from changes in the three-month LIBOR interest rate.   See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended June 30, 2012 was $247,000, a decrease of $16,000 compared with $263,000 for the same period in 2011. Average borrowed funds, consisting primarily of security repurchase agreements and unsecured debentures, for the three months ended June 30, 2012 were $26.0 million a decrease of $16.3 million compared with $42.3 million for the same period in 2011. Other borrowings decreased primarily due to repayment of FHLB San Francisco advances in the second quarter of 2011.  The average interest rate paid on borrowed funds for the second quarter of 2012 was 3.82% compared with 2.50% for the same quarter in 2011.  The cost increased due primarily to the repayment of the short-term advances with lower market rates compared to the existing long-term debt.

 Interest expense on other borrowed funds for the six months ended June 30, 2012 was $494,000, a decrease of $50,000 compared with $544,000 for the same period in 2011. Average borrowed funds for the six months ended June 30, 2012 were $26.0 million, a decrease of $23.4 million compared with $49.4 million for the same period in 2011, due to repayment of FHLB San Francisco advances in the second quarter of 2011.  The average interest rate paid on borrowed funds for the six months ended June 30, 2012 was 3.82% compared with 2.22% for the same period in 2011. The cost increased due primarily to the repayment of the short-term advances with lower market rates compared to the existing long-term debt.

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

	For The Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,061,193	$14,754	5.59%	$1,073,549	$15,330	5.73%
Taxable securities	168,478	1,004	2.40	167,400	1,160	2.78
Tax-exempt securities	15,919	145	3.66	8,398	99	4.73
Other investments (2)	6,055	44	2.92	6,760	42	2.49
Federal funds sold and other short-term investments	185,686	234	0.51	157,077	106	0.27
Total interest-earning assets	1,437,331	16,181	4.53	1,413,184	16,737	4.75
Allowance for loan losses	(27,932)			(32,235)
Total interest-earning assets, net of allowance for loan losses	1,409,399			1,380,949
Noninterest-earning assets	124,634			129,797
Total assets	$1,534,033			$1,510,746

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$66,448	$21	0.13%	$62,885	$67	0.43%
Savings and money market accounts	462,432	565	0.49	410,271	860	0.84
Time deposits	474,524	1,370	1.16	546,822	1,974	1.45
Junior subordinated debentures	36,083	333	3.65	36,083	325	3.56
Other borrowings	26,000	247	3.82	42,271	263	2.50
Total interest-bearing liabilities	1,065,487	2,536	0.96	1,098,332	3,489	1.27
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	262,413			231,918
Other liabilities	18,074			17,846
Total liabilities	1,345,974			1,348,096

Shareholders' equity	188,059			162,650
Total liabilities and shareholders' equity	$1,534,033			$1,510,746

Net interest income		$13,645			$13,248
Net interest spread			3.57%			3.48%
Net interest margin			3.82%			3.76%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,054,955	$29,753	5.67%	$1,099,546	$31,332	5.75%
Taxable securities	170,694	2,031	2.39	169,089	2,388	2.85
Tax-exempt securities	13,771	262	3.83	8,399	197	4.73
Other investments (2)	6,260	87	2.79	6,838	84	2.48
Federal funds sold and other short-term investments	170,651	446	0.53	144,591	187	0.26
Total interest-earning assets	1,416,331	32,579	4.63	1,428,463	34,188	4.83
Allowance for loan losses	(28,320)			(33,427)
Total interest-earning assets, net of allowance for loan losses	1,388,011			1,395,036
Noninterest-earning assets	125,712			129,660
Total assets	$1,513,723			$1,524,696

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$65,143	$42	0.13%	$60,086	$127	0.43%
Savings and money market accounts	450,439	1,179	0.53	410,608	1,720	0.84
Time deposits	486,544	2,906	1.20	564,369	4,200	1.50
Junior subordinated debentures	36,083	669	3.67	36,083	649	3.58
Other borrowings	26,003	494	3.82	49,390	544	2.22
Total interest-bearing liabilities	1,064,212	5,290	1.00	1,120,536	7,240	1.30
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	254,722			227,129
Other liabilities	17,245			15,652
Total liabilities	1,336,179			1,363,317
Shareholders' equity	177,544			161,379
Total liabilities and shareholders' equity	$1,513,723			$1,524,696

Net interest income		$27,289			$26,948
Net interest spread			3.63%			3.53%
Net interest margin			3.87%			3.80%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 vs 2011			2012 vs 2011
	Increase (Decrease Due to)			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$(218)	$(358)	$(576)	$(1,187)	$(392)	$(1,579)
Taxable securities	4	(160)	(156)	29	(386)	(357)
Tax-exempt securities	88	(42)	46	127	(62)	65
Other investments	(4)	6	2	(7)	10	3
Federal funds sold and other short-term investments	19	109	128	34	225	259
Total decrease in interest income	(111)	(445)	(556)	(1,004)	(605)	(1,609)

Interest-bearing liabilities:
Interest-bearing demand deposits	4	(50)	(46)	11	(96)	(85)
Savings and money market accounts	107	(402)	(295)	172	(713)	(541)
Time deposits	(266)	(338)	(604)	(569)	(725)	(1,294)
Junior subordinated debentures	-	8	8	4	16	20
Other borrowings	(102)	86	(16)	(257)	207	(50)
Total decrease in interest expense	(257)	(696)	(953)	(639)	(1,311)	(1,950)

Increase (decrease) in net interest income	$146	$251	$397	$(365)	$706	$341

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2012 was $200,000, a decrease of $1.0 million compared with $1.2 million for the same period in 2011.  The provision for loan losses for the six months ended June 30, 2012 was $600,000, a decrease of $975,000 compared with $1.6 million for the same period in 2011.  The decrease for the three and six months ended June 30, 2012 was primarily due to a reduction in nonperforming assets. The allowance for loan losses as a percent of total loans was 2.50% at June 30, 2012, 2.71% at December 31, 2011, and 2.85% at June 30, 2011.

Noninterest Income.  Noninterest income for the three months ended June 30, 2012 was $1.8 million, an increase of $189,000 or 12.0% compared with the same period in 2011. Noninterest income for the six months ended June 30, 2012 was $3.6 million, an increase of $333,000 or 10.3% compared with the same period in 2011.  The increase for the three and six months ended June 30, 2012 was primarily due to increases in service fees and gains on securities transactions, partially offset by a decrease in other noninterest income.  Other noninterest income decreased primarily due to fair value adjustments on an interest rate derivative, lower earnings on bank-owned life insurance (“BOLI”), and a decline in earnings on foreign exchange transactions.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2012 was $11.3 million, an increase of $1.3 million or 12.9% compared with $10.0 million for the same period in 2011.  The increase was mainly the result of increases in other noninterest expense and salaries and employee benefits, partially offset by decreases in expenses related to foreclosed assets and occupancy.

Noninterest expense for the six months ended June 30, 2012 was $22.2 million, an increase of $459,000 or 2.1% compared with $21.8 million for the same period in 2011.  The increase was mainly the result of increases in salaries and employee benefits, partially offset by decreases in the FDIC assessment, occupancy expenses and expenses related to foreclosed assets.

Salaries and employee benefits expense for the three months ended June 30, 2012 was $6.0 million, an increase of $754,000 or 14.4% compared with $5.2 million for the same period in 2011. The increase was primarily due to increases in salary expense (as a result of increased lending and credit staff in both Texas and California), bonus accruals and stock based compensation costs.  Salaries and employee benefits expense for the six months ended June 30, 2012 was $11.9 million, an increase of $1.4 million or 13.6% compared with $10.5 million for the same period in 2011. The increase was primarily due to increases in salary expense (as a result of increased lending and credit staff in both Texas and California), bonus accruals and employee healthcare costs.

Foreclosed assets expense for the three months ended June 30, 2012 was $362,000, a decrease of $482,000 or 57.1% compared with $844,000 for the same period in 2011.   Foreclosed assets expense for the six months ended June 30, 2012 was $1.4 million, a decrease of $156,000 or 10.3% compared with $1.5 million for the same period in 2011.  The decrease for both periods was primarily the result of gains on sales of foreclosed assets, partially offset by increases in writedowns and property taxes paid on foreclosed assets.

The FDIC assessment for the three months ended June 30, 2012 was $485,000, a decrease of $38,000 or 7.3% compared with $523,000 for the same period in 2011. The FDIC assessment for the six months ended June 30, 2012 was $882,000, a decrease of $502,000 or 36.3% compared with $1.4 million for the same period in 2011. The decrease for both periods resulted from a reduction in the FDIC assessment rate.

Other noninterest expense for the three months ended June 30, 2012 was $2.7 million, an increase of $1.2 million or 74.0% compared with the same quarter in 2011, primarily due to an increase in the provision for unfunded commitments and loan related expenses.   Other noninterest expense for the six months ended June 30, 2012 and 2011 was $4.7 million.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The efficiency ratio for the three months ended June 30, 2012 was 74.24%, an increase from 67.55% for the same quarter in 2011. The increase was primarily due to the increase in other noninterest expense described above. The Company’s efficiency ratio for the six months ended June 30, 2012 was 70.59%, compared with 67.71% for the same period in 2011. The increase was primarily due to the increase in salaries and employee benefits described above.

Income Taxes. Income tax expense for the three months ended June 30, 2012 was $1.3 million, compared with $1.2 million for the same period in 2011. The Company’s effective tax rate was 32.5% for the three months ended June 30, 2012 compared with 33.5% for the three months ended June 30, 2011. The decrease in the effective income tax rate in 2012 as compared to 2011 was primarily the result of a decrease in state income taxes.  The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions, the tax may not correlate from year to year with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the six months ended June 30, 2012 was $2.6 million, compared with $2.3 million for the same period in 2011. The Company’s effective tax rate was 32.6% for the six months ended June 30, 2012 compared with 34.1% for the six months ended June 30, 2011.

As of June 30, 2012, the Company had approximately $14.4 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at June 30, 2012 and December 31, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The Company forecasts sufficient taxable income, exclusive of tax planning strategies, to fully realize its deferred tax assets. The Company has projected its pretax earnings based upon business that the Company anticipates conducting in the future, which is supported by the Company’s return to an income position, rather than the loss position the Company experienced during 2010 and 2009. During 2010 and 2009, earnings were negatively affected by the large increase in the provisions for loan losses during the sharp economic downturn. The Company reduced its cost structure, and taking this into account, the Company projects that it will generate sufficient pretax earnings within a five-year period.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

Financial Condition

Loan Portfolio. Total loans at June 30, 2012 were $1.09 billion, an increase of $49.6 million or 4.7% compared with $1.04 billion at December 31, 2011, primarily as a result of strategic growth initiatives. At June 30, 2012, commercial and industrial loans and real estate mortgage loans increased $30.6 million and $20.7 million, respectively while real estate construction loans decreased $2.6 million, compared with their respective levels at December 31, 2011. At June 30, 2012 and December 31, 2011, the ratio of total loans to total deposits was 86.88%, and 83.46%, respectively. Total loans represented 70.42% and 69.90% of total assets at June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of June 30, 2012		As of December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$375,897	34.27%	$345,265	32.98%
Real estate mortgage:
Residential	43,282	3.95	42,682	4.08
Commercial	664,808	60.61	644,727	61.58
	708,090	64.56	687,409	65.66
Real estate construction:
Residential	4,540	0.41	6,984	0.67
Commercial	3,172	0.29	3,324	0.32
	7,712	0.70	10,308	0.99
Consumer and other	5,198	0.47	3,936	0.37
Gross loans	1,096,897	100.00%	1,046,918	100.00%
Unearned discounts, interest and deferred fees	(2,664)		(2,302)
Total loans	1,094,233		1,044,616
Allowance for loan losses	(27,311)		(28,321)
Loans, net	$1,066,922		$1,016,295

Nonperforming Assets. At June 30, 2012, total nonperforming assets consisted of $24.7 million in nonaccrual loans, $62,000 of accruing loans 90 days or more past due, $4.1 million of accruing troubled debt restructurings, $5.3 million of nonaccruing troubled debt restructurings and $14.4 million in other real estate (“ORE”). Total nonperforming assets decreased $15.3 million to $48.6 million at June 30, 2012 from $63.9 million at December 31, 2011, which consisted of reductions of $8.6 million in Texas and $6.7 million in California.

On a linked-quarter basis, total nonperforming assets decreased by $8.8 million, which consisted of a $2.5 million decrease in Texas and a $6.3 million decrease in California.  The decline in Texas consisted primarily of a decrease of $7.4 million in nonaccrual TDRs and a $1.0 million decline in ORE, partially offset by a $5.9 million increase in nonaccrual loans. In Texas, nonaccrual TDRs decreased primarily due to a $7.2 million note sale with an associated charge-off of $80,000. Nonaccrual loans increased primarily due to the reclassification of $10.4 million from accrual loans (primarily from three loans), partially offset by $2.0 million in transfers to ORE, $1.8 million in paydowns and payoffs and $1.2 million in charge-offs. The decrease in nonperforming assets in California primarily consisted of decreases of $7.0 million in nonaccrual loans, which were primarily due to the upgrade of $3.0 million in three loans to accrual status, $3.9 million in two loans that were transferred to ORE and then sold, and the sale of one ORE property of $144,000. Other nonperforming asset activity included the restructure of three nonaccruing TDR loans to accruing TDR status.

On a linked-quarter basis, ORE at June 30, 2012, decreased $1.2 million compared with March 31, 2012, which included a decrease of $1.0 million in Texas and $167,000 in California.  The decrease in Texas was primarily the result of the sale of two properties and writedowns on four properties, partially offset by $2.0 million in transfers from nonaccrual loans.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the six months ended June 30, 2012 or 2011.

  The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Nonaccrual loans (1)	$24,664	$31,099
Accruing loans 90 days or more past due (1)	62	—
Troubled debt restructurings – accruing (1)	4,126	—
Troubled debt restructurings – nonaccruing (1)	5,315	13,763
Other real estate (“ORE”)	14,414	19,018
Total nonperforming assets	$48,581	$63,880

Total nonperforming assets to total assets	3.13%	4.27%
Total nonperforming assets to total loans and ORE	4.38%	6.01%

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

The following is a summary of loans considered to be impaired as of the dates indicated:

As of June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$8,360	$8,369	$—	$5,824
Real estate mortgage:
Residential	185	185	—	235
Commercial	15,385	15,399	—	18,922
Real estate construction:
Residential	2,345	2,345	—	586
Commercial	3,172	3,172	—	2,440

Impaired loans with an allowance
Commercial and industrial	$26	$26	$26	$4,649
Real estate mortgage:
Commercial	4,612	4,609	790	9,580

Total:
Commercial and industrial	$8,386	$8,395	$26	$10,473
Real estate mortgage	20,182	20,193	790	28,737
Real estate construction	5,517	5,517	—	3,026

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	7,018	7,025	224	4,835
Real estate mortgage:
Commercial	10,678	10,696	710	14,042

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

For the three months ended June 30, 2012 and 2011, interest income of $93,000 and $96,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2012 and 2011, the allowance for loan losses was $27.3 million and $30.4 million, respectively, or 2.50% and 2.85% of total loans, respectively.  At December 31, 2011, the allowance for loan losses was $28.3 million, or 2.71% of total loans. Net charge-offs for the three months ended June 30, 2012 were $955,000 or 0.09% of total loans compared with net charge-offs of $2.7 million or 0.26% of total loans for the three months ended June 30, 2011. The net charge-offs for the second quarter of 2012 primarily consisted of $1.08 million net charge-offs from Texas and $121,000 of net recoveries from California.  Net charge-offs for the six months ended June 30, 2012 were $1.6 million or 0.15% of total loans compared with net charge-offs of $4.9 million or 0.46% of total loans for the six months ended June 30, 2011. The net charge-offs for the six months ended June 30, 2012 primarily consisted of net charge-offs from Texas.

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

The following tables present an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended June 30,
	2012		2011
	(Dollars in thousands)
Average total loans outstanding for the period	$1,061,193		$1,073,549

Total loans outstanding at end of period	$1,094,233		$1,065,167

Allowance for loan losses at beginning of period	$28,066		$31,883
Provision for loan losses	200		1,245
Charge-offs:
Commercial and industrial	(10)		(2,493)
Real estate mortgage	(945)		(417)
Real estate construction	(683)		—
Consumer and other	(19)		(11)

Total charge-offs	(1,657)		(2,921)

Recoveries:
Commercial and industrial	247		128
Real estate mortgage	452		54
Consumer and other	3		4

Total recoveries	702		186

Net charge-offs	(955)		(2,735)

Allowance for loan losses at end of period	27,311		30,393

Reserve for unfunded lending commitments at beginning of period	800		1,703
Provision for unfunded lending commitments	157		(610)

Reserve for unfunded lending commitments at end of period	957		1,093

Allowance for credit losses at end of period	$28,268		$31,486

Ratio of net charge-offs to end of period total loans	(0.09	) %	(0.26	) %

	As of and for the Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Average total loans outstanding for the period	$1,054,955	$1,099,546

Total loans outstanding at end of period	$1,094,233	$1,065,167

Allowance for loan losses at beginning of period	$28,321	$33,757
Provision for loan losses	600	1,575
Charge-offs:
Commercial and industrial	(794)	(2,625)
Real estate mortgage	(1,285)	(3,323)
Real estate construction	(683)	—
Consumer and other	(61)	(31)

Total charge-offs	(2,823)	(5,979)

Recoveries:
Commercial and industrial	365	235
Real estate mortgage	815	65
Real estate construction	19	716
Consumer and other	14	24

Total recoveries	1,213	1,040

Net charge-offs	(1,610)	(4,939)

Allowance for loan losses at end of period	27,311	30,393

Reserve for unfunded lending commitments at beginning of period	1,012	602
Provision for unfunded lending commitments	(55)	491

Reserve for unfunded lending commitments at end of period	957	1,093

Allowance for credit losses at end of period	$28,268	$31,486

Ratio of allowance for loan losses to end of period total loans	2.50%	2.85%
Ratio of net charge-offs to end of period total loans	(0.15)%	(0.46)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	79.93%	49.49%

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At June 30, 2012, the available-for-sale securities portfolio was $168.7 million, a decrease of $3.7 million or 2.2% compared with $172.4 million at December 31, 2011. The decrease was primarily due to calls of U.S. government corporations and agencies securities, partially offset by purchases of government issued or guaranteed mortgage-backed and agency securities and obligations of state and political subdivision securities.  At June 30, 2012 and December 31, 2011, the held-to-maturity portfolio remained at $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock and the investment in subsidiary trust were $5.9 million at June 30, 2012, a decrease of $604,000 or 9.3% compared with $6.5 million at December 31, 2011.

Deposits. At June 30, 2012, total deposits were $1.26 billion, an increase of $7.9 million or 0.6% compared with $1.25 billion at December 31, 2011. The Company’s ratio of noninterest-bearing demand deposits to total deposits at June 30, 2012 and December 31, 2011 was 21.6% and 20.7%, respectively. Interest-bearing deposits at June 30, 2012 were $987.9 million, a decrease of $4.3 million or 0.4% compared with $992.2 million at December 31, 2011.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.  However, as a result of the Written Agreement between MetroBank and the OCC MetroBank  may not acquire, accept, renew or roll over brokered deposits without the prior approval of the OCC.  Additionally, prior to the termination of the Order on July 20, 2012, Metro United could not accept, renew or roll over brokered deposits without prior approval of the the FDIC and CDFI.

 At June 30, 2012, brokered deposits were 1.6% of the Company's total deposits having an average maturity date of November 2013.

  Junior Subordinated Debentures.  Junior subordinated debentures at June 30, 2012 and December 31, 2011 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2011, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at June 30, 2012 were $26.0 million, a decrease of $315,000 or 1.2% compared to other borrowings of $26.3 million at December 31, 2011.  Other borrowings at June 30, 2012 primarily include $25.0 million in security repurchase agreements and $1.0 million in unsecured debentures.  The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014.  Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Six Months Ended	As of and for the Year Ended
	June 30, 2012	December 31, 2011
	(Dollars in thousands)

FHLB Notes and Advances:
at end of period	$—	$—
average during the period	—	14,548
maximum month-end balance during the period	—	30,000
Interest rate at end of period	—%	—%
Interest rate during the period	—	0.44

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$1,000	$1,000
average during the period	1,000	1,000
maximum month-end balance during the period	1,000	1,000
Interest rate at end of period	5.00%	5.00%
Interest rate during the period	5.00	5.00

Federal Reserve TT&L:
at end of period	$—	$315
average during the period	—	467
maximum month-end balance during the period	—	742

Liquidity. The Company’s loan to deposit ratio at June 30, 2012 and 2011 was 86.88% and 85.85%, respectively. As of June 30, 2012, the Company had commitments to fund loans in the amount of $89.6 million. At this same date, the Company had stand-by letters of credit of $10.8 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $420.0 million from the FHLBs, $10.3 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2012 was $172.1 million compared to $165.2 million at December 31, 2011, an increase of $6.9 million. The increase was primarily the result of net income for the six months ending June 30, 2012, and the capital raised in the common stock public offering, offset by the repurchase of the Company’s TARP-related Preferred Stock.  See Note 7 “Shareholders’ Equity” for more information.

The Company paid no dividends on common stock for the six months ended June 30, 2012 and 2011.  Preferred dividends of $1.1 million were paid for each of the six months ended June 30, 2012 and 2011.

As a result of the Order, by December 31, 2010, Metro United was required to achieve and maintain its leverage ratio at 9.0% and its total risk-based capital ratio at 13.0%. Although Metro United meets the capital levels deemed to be “well-capitalized”, due to the capital requirement within the Order and prior to the termination of the Order as of July 20, 2012, it could not be considered better than "adequately capitalized" for capital adequacy purposes, even if it exceeded the levels of capital set forth in the Order.   As a result of the termination of the Order effective as of July 20, 2012, Metro United will be considered a well-capitalized bank under applicable regulatory standards.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2012 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2012
The Company
Leverage ratio	4.00%	(1)	N/A %	12.57%
Tier 1 risk-based capital ratio	4.00		N/A	16.09
Risk-based capital ratio	8.00		N/A	17.36
MetroBank
Leverage ratio	4.00%	(2)	5.00%	12.09%
Tier 1 risk-based capital ratio	4.00		6.00	15.73
Risk-based capital ratio	8.00		10.00	17.01
Metro United
Leverage ratio	4.00%	(3)	5.00%	12.22%
Tier 1 risk-based capital ratio	4.00		6.00	15.15
Risk-based capital ratio	8.00		10.00	16.41

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously described under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 19, 2012, as updated by the risk factors previously disclosed under "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission on May 15, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the six months ended June 30, 2012:

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: August 10, 2012		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: August 10, 2012	By:	/s/ David C. Choi
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