Form 10-Q
period 2012-09-30
MetroCorp Bancshares, Inc.
filed 2012-11-09
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25141

MetroCorp Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

As of November 1, 2012, the number of outstanding shares of Common Stock was 18,746,385.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$21,998	$28,798
Federal funds sold and other short-term investments	152,913	164,811
Total cash and cash equivalents	174,911	193,609
Securities available-for-sale, at fair value	133,140	121,633
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	45,142	50,756
Total securities available-for-sale	178,282	172,389
Securities held-to-maturity (fair value $4,772 and $4,536 at September 30, 2012 and December 31, 2011, respectively)	4,046	4,046
Other investments	5,774	6,484
Loans, net of allowance for loan losses of $25,542 and $28,321 at September 30, 2012 and December 31, 2011, respectively	1,071,313	1,015,095
Loans, held-for-sale	–	1,200
Accrued interest receivable	3,938	4,327
Premises and equipment, net	4,195	4,697
Goodwill	14,327	14,327
Deferred tax asset, net	13,902	14,995
Customers' liability on acceptances	6,051	5,152
Foreclosed assets, net	7,915	19,018
Cash value of bank owned life insurance	32,456	31,427
Prepaid FDIC assessment	3,902	5,204
Other assets	5,076	2,561
Total assets	$1,526,088	$1,494,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$289,979	$259,397
Interest-bearing	975,078	992,178
Total deposits	1,265,057	1,251,575
Junior subordinated debentures	36,083	36,083
Other borrowings	26,000	26,315
Accrued interest payable	258	310
Acceptances outstanding	6,051	5,152
Other liabilities	18,085	9,913
Total liabilities	1,351,534	1,329,348
Commitments and contingencies	–	–

Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares and 45,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	–	45,003
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,766,765 and 13,340,815 shares issued and 18,749,912 and 13,340,815 outstanding at September 30, 2012 and December 31, 2011, respectively	18,767	13,341
Additional paid-in-capital	74,976	33,816
Retained earnings	80,033	73,188
Accumulated other comprehensive income (loss)	923	(165)
Treasury stock, at cost, 16,853 and no shares at September 30, 2012 and December 31, 2011, respectively	(145)	–
Total shareholders' equity	174,554	165,183
Total liabilities and shareholders' equity	$1,526,088	$1,494,531

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$14,593	$15,364	$44,346	$46,696
Securities:
Taxable	1,020	1,025	3,051	3,413
Tax-exempt	145	99	407	296
Other investments	42	41	129	125
Federal funds sold and other short-term investments	229	239	675	426
Total interest income	16,029	16,768	48,608	50,956

Interest expense:
Time deposits	1,288	1,857	4,194	6,057
Demand and savings deposits	508	800	1,729	2,647
Junior subordinated debentures	338	327	1,007	976
Subordinated debentures and other borrowings	247	259	741	803
Total interest expense	2,381	3,243	7,671	10,483

Net interest income	13,648	13,525	40,937	40,473
Provision for loan losses	(300)	875	300	2,450
Net interest income after provision for loan losses	13,948	12,650	40,637	38,023

Noninterest income:
Service fees	1,099	1,124	3,347	3,214
Loan-related fees	139	89	326	268
Letters of credit commissions and fees	197	143	584	492
Gain on securities, net	24	203	108	129
Total other-than-temporary impairments (“OTTI”) on securities	(14)	(32)	(101)	(215)
Less: Noncredit portion of “OTTI”	(7)	(2)	(17)	(20)
Net impairments on securities	(7)	(30)	(84)	(195)
Other noninterest income	420	287	1,154	1,138
Total noninterest income	1,872	1,816	5,435	5,046

Noninterest expense:
Salaries and employee benefits	6,016	5,214	17,934	15,702
Occupancy and equipment	1,792	1,896	5,224	5,545
Foreclosed assets, net	552	1,222	1,915	2,741
FDIC assessment	480	632	1,362	2,016
Other noninterest expense	2,689	2,471	7,339	7,217
Total noninterest expense	11,529	11,435	33,774	33,221

Income before provision for income taxes	4,291	3,031	12,298	9,848
Provision for income taxes	1,410	762	4,023	3,090
Net income	$2,881	$2,269	$8,275	$6,758

Dividends and discount – preferred stock	(20)	(601)	(1,429)	(1,811)
Adjustment from repurchase of preferred stock	(149)	—	557	—
Net income available to common shareholders	$2,712	$1,668	$7,403	$4,947

Earnings per common share:
Basic	$0.15	$0.13	$0.47	$0.38
Diluted	$0.15	$0.13	$0.47	$0.37
Weighted average shares outstanding:
Basic	18,307	13,145	15,666	13,141
Diluted	18,648	13,234	15,876	13,216

Dividends per common share	$–	$–	$–	$–

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$2,881	$2,269	$8,275	$6,758

Other comprehensive income, net of taxes:

Change in accumulated gain (loss) on effective cash flow hedging derivative	8	(297)	42	(389)

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(9)	(21)	(65)	(138)
Less: OTTI charges recognized in net income	(4)	(20)	(54)	(125)
Net unrealized losses on investment securities with OTTI	(5)	(1)	(11)	(13)

Unrealized holding gain arising during the period	623	1,155	1,126	2,277
Less: reclassification adjustment for gain included in net income	15	130	69	83
Net unrealized gains on investment securities	608	1,025	1,057	2,194
Other comprehensive income, net of taxes	611	727	1,088	1,792
Total comprehensive income	$3,492	$2,996	$9,363	$8,550

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income	Treasury Stock, at
	Shares	At par	Shares	At par	capital	earnings	(loss)	cost	Total
Balance at December 31, 2011	45	$45,003	13,341	$13,341	$33,816	$73,188	$(165)	$–	$165,183
Issuance of common stock	–	–	5,426	5,426	40,543	–	–	–	45,969
Repurchase of common stock	–	–	–	–	–	–	–	(145)	(145)
Repurchase of preferred stock	(45)	(45,000)	–	–	557	–	–	–	(44,443)
Stock-based compensation expense related to stock options recognized in earnings	–	–	–	–	60	–	–	–	60
Net income	–	–	–	–	–	8,275	–	–	8,275
Amortization of preferred stock discount	–	285	–	–	–	(285)	–	–	–
Other comprehensive income	–	–	–	–	–	–	1,088	–	1,088
Dividends – preferred stock	–	(288)	–	–	–	(1,145)	–		(1,433)
Balance at September 30, 2012	–	$–	18,767	$18,767	$74,976	$80,033	$923	$(145)	$174,554

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,275	$6,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	792	1,070
Provision for loan losses	300	2,450
Impairment on securities	84	195
Gain on securities transactions, net	(108)	(129)
Loss on writedown and sale of foreclosed assets	944	1,313
Loss on sale of premises and equipment	—	11
Amortization of premiums and discounts on securities, net	330	116
Amortization of deferred loan fees and discounts	(858)	(881)
Amortization of core deposit intangibles	42	65
Stock-based compensation	60	68
Changes in:
Accrued interest receivable	389	776
Other assets	(1,781)	1,911
Accrued interest payable	(52)	(151)
Other liabilities	8,214	4,177
Net cash provided by operating activities	16,631	17,749

Cash flows from investing activities:
Purchases of securities available-for-sale	(105,708)	(91,002)
Purchases of other investments	(2)	(2)
Proceeds from sales of securities available-for-sale	—	7,927
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	101,146	112,363
Proceeds from sales and maturities of other investments	711	333
Net change in loans	(60,259)	60,127
Proceeds from sale of foreclosed assets	15,958	14,460
Purchases of premises and equipment	(290)	(780)
Net cash (used in) provided by investing activities	(48,444)	103,426

Cash flows from financing activities:
Net change in:
Deposits	13,482	(52,692)
Other borrowings	(315)	(20,388)
Proceeds from issuance of common stock	45,969	—
Repurchase of common stock	(145)	—
Repurchase of preferred stock	(44,443)	—
Cash dividends paid on preferred stock	(1,433)	(2,272)
Net cash provided by (used in) financing activities	13,115	(75,352)

Net (decrease) increase in cash and cash equivalents	(18,698)	45,823
Cash and cash equivalents at beginning of period	193,609	151,725
Cash and cash equivalents at end of period	$174,911	$197,548

Supplemental information:
Interest paid	$7,723	$10,633
Income taxes paid	3,482	1,022
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	—	609
Issuance of common stock – restricted shares	3,024	—
Foreclosed assets acquired	5,799	19,661
Loans originated to finance foreclosed assets	6,501	3,305

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

Certain items in prior financial statements have been reclassified to conform to the 2012 presentation, with no impact on the balance sheet, net income, shareholders’ equity or cash flows.

These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.     SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2012
	Amortized	Unrealized					Fair
	Cost	Gains		Losses	OTTI		Value
	(In thousands)
Securities available-for-sale
Debt Securities
U.S. Treasury and other U.S. government corporations and agencies	$75,457		$466	$(10)	$	─	$75,913
Obligations of state and political subdivisions	12,849		552	─	─		13,401
Corporate	6,086		266				6,352
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	65,585		1,847	─	─		67,432
Privately issued residential	775		309	(5)		(402)	677
Asset backed securities	196		122	─		(175)	143
Equity Securities
Investment in CRA funds	13,964		400	─	─		14,364
Total available-for-sale securities	$174,912		$3,962	$(15)		$(577)	$178,282

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046		$726	$ ─	$	─	$4,772
Total held-to-maturity securities	$4,046		$726	$ ─	$	─	$4,772

Other investments
FHLB/Federal Reserve Bank stock (1)	$4,691	$	─	$ ─	$	─	$4,691
Investment in subsidiary trust (1)	1,083	─		─	─		1,083
Total other investments	$5,774	$	─	$ ─	$	─	$5,774

	As of December 31, 2011
		Unrealized
	Amortized Cost	Gains	Losses	OTTI	Fair Value
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB /Federal Reserve Bank stock(1)	5,401	—	—	—	5,401
Investment in subsidiary trust(1)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

(1) Represents securities with restrictions and limited marketability which are carried at cost.

The following table displays the gross unrealized losses and fair value of securities available-for-sale as of September 30, 2012 for which other-than-temporary impairments (“OTTI”) has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of September 30, 2012 or December 31, 2011.

	September 30, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
Obligations of state and political subdivisions	$9,953	$(10)	$—	$—	$9,953	$(10)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	—	—	111	(5)	111	(5)

Total available-for-sale securities	$9,953	$(10)	$111	$(5)	$10,065	$(15)

	As of December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
Obligations of state and political subdivisions	1,580	(40)	—	—	1,580	(40)
Corporate	3,017	(18)	—	—	3,017	(18)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	8,786	(15)	10	—	8,796	(15)
Privately issued residential	—	—	168	(23)	168	(23)

Total available-for-sale securities	$18,376	$(80)	$178	$(23)	$18,554	$(103)

As of September 30, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe that any of the unrealized losses above are due to credit quality. Accordingly, management believes the $15,000 of unrealized losses as of September 30, 2012 is temporary and the remaining $577,000 of OTTI as of September 30, 2012 represents an unrealized loss for which an impairment has been recognized in other comprehensive income.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and nine months ended September 30, 2012, of the credit loss component of OTTI losses that have been recognized in income related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Credit losses at beginning of period	$1,672	$1,595
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	5	51
Transfers from accumulated other comprehensive income to OTTI related to credit losses	2	33
Credit losses at end of period	$1,679	$1,679

For the nine months ended September 30, 2012, credit-related losses of $72,000 on seven non-agency residential mortgage-backed securities and $13,000 on one asset-backed security were recognized. There were no noncredit impairments included in accumulated other comprehensive income (loss) for the nine months ended September 30, 2012.

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

Other Securities Information

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands).  There were no sales or transfers of held-to-maturity securities for the nine months ended September 30, 2012 or 2011.

	Nine Months Ended September 30,
	2012	2011
Amortized cost	$—	$7,973
Proceeds	—	7,927
Gross realized gains	—	94
Gross realized losses	—	(140)

At September 30, 2012, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$706	$725	$—	$—
Within two to five years	8,083	8,357	—	—
Within six to ten years	74,247	74,816	—	—
After ten years	11,552	11,911	4,046	4,772
Mortgage-backed securities and collateralized mortgage obligations	66,360	68,109	—	—
Total debt securities	$160,948	$163,918	$4,046	$4,772

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.     LOANS

The loan portfolio is classified by major type as follows:

	As of September 30, 2012		As of December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$377,054	34.30%	$345,265	32.98%
Real estate mortgage:
Residential	40,391	3.67	42,682	4.08
Commercial	667,162	60.68	644,727	61.58
	707,553	64.35	687,409	65.66
Real estate construction:
Residential	4,087	0.37	6,984	0.67
Commercial	3,824	0.35	3,324	0.32
	7,911	0.72	10,308	0.99
Consumer and other	6,955	0.63	3,936	0.37
Gross loans	1,099,473	100.00%	1,046,918	100.00%
Unearned discounts, interest and deferred fees	(2,618)		(2,302)
Total loans	1,096,855		1,044,616
Allowance for loan losses	(25,542)		(28,321)
Loans, net	$1,071,313		$1,016,295

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect  previous direct write-downs of the loans.

The recorded investment in loans at the dates indicated is determined as follows as of the dates indicated (in thousands):

September 30, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$377,054	$(755)	$1,010	$377,309
Real estate mortgage	707,553	(1,599)	2,167	708,121
Real estate construction	7,911	(12)	8	7,907
Consumer and other	6,955	(252)	20	6,723

Total	$1,099,473	$(2,618)	$3,205	$1,100,060

December 31, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$345,265	$(777)	$1,077	$345,565
Real estate mortgage	687,409	(1,327)	2,270	688,352
Real estate construction	10,308	(2)	29	10,335
Consumer and other	3,936	(196)	14	3,754

Total	$1,046,918	$(2,302)	$3,390	$1,048,006

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

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. Concentration analyses based on industries, collateral types and business lines and performed monthly and quarterly by MetroBank and monthly by Metro United. Findings are reported to the Directors’ Loan Committee of MetroBank and the Directors’ Credit Committee of Metro United. Loan concentration reports based on type are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and the Board of Directors of each respective Bank.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of September 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$351,931	$610,745	$2,415	$6,722	$971,813
7 - “Special Mention”/ “Watch”	3,977	14,679	—	—	18,656
8 - “Substandard”	21,401	82,697	5,492	1	109,591
9 -“Doubtful"	—	—	—	—	—

Total	$377,309	$708,121	$7,907	$6,723	$1,100,060

As of December 31, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$310,626	$551,496	$3,078	$3,753	$868,953
7 - “Special Mention”/ “Watch”	10,735	30,491	—	—	41,226
8 - “Substandard”	24,204	106,160	7,257	1	137,622
9 -“Doubtful"	—	205	—	—	205

Total	$345,565	$688,352	$10,335	$3,754	$1,048,006

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

Nonperforming Loans

The Company generally places a loan on nonaccrual status and ceases accruing interest when, in the opinion of management, full payment of loan principal or interest is in doubt. All loans past due 90 days are placed on nonaccrual status unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as significant doubt exists as to collection of the principal. Loans are restored to accrual status only when interest and principal payments are brought current and, in management’s judgment, future payments are reasonably assured. In addition to nonaccrual loans, the Company evaluates on an ongoing basis other loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.  Loans are classified as a troubled debt restructuring in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms.   Troubled debt restructurings can be accruing or on nonaccrual status.

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

In addition to the Banks’ loan review processes described in the preceding paragraphs, the Office of the Comptroller of the Currency (“OCC”) periodically examines and evaluates MetroBank, while the Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Institutions (“CDFI”) periodically examine and evaluate Metro United. Based upon such examinations, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment as of the date indicated (in thousands):

As of September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days Past Due and Accruing

Commercial and industrial	$730	$754	$7,356	$8,840	$368,469	$377,309	$—
Real estate mortgage:
Residential	5,238	—	184	5,422	35,060	40,482	—
Commercial	680	8,199	12,365	21,244	646,395	667,639	—
Real estate construction:
Residential	—	—	2,345	2,345	1,738	4,083	—
Commercial	—	—	3,148	3,148	676	3,824	—
Consumer and other	—	25	1	26	6,697	6,723	—

Total	$6,648	$8,978	$25,399	$41,025	$1,059,035	$1,100,060	$—

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days Past Due and Accruing

Commercial and industrial	$2,018	$121	$9,433	$11,572	$333,993	$345,565	$—
Real estate mortgage:
Residential	105	—	251	356	42,440	42,796	—
Commercial	7,361	4,002	15,559	26,922	618,634	645,556	—
Real estate construction:
Residential	—	—	—	—	7,011	7,011	—
Commercial	—	3,324	—	3,324	—	3,324	—
Consumer and other	—	5	1	6	3,748	3,754	—

Total	$9,484	$7,452	$25,244	$42,180	$1,005,826	$1,048,006	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment as of the dates indicated (in thousands):

Recorded investment in nonaccrual loans	September 30, 2012	December 31, 2011
Commercial and industrial	$7,356	$10,665
Real estate mortgage:
Residential	184	251
Commercial	23,116	30,600
Real estate construction:
Residential	2,345	—
Commercial	3,147	3,324
Consumer and other	1	1

Total	$36,149	$44,841

            Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at September 30, 2012 and December 31, 2011, is presented below (in thousands):

As of September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$7,333	$7,343	$—	$5,752
Real estate mortgage:
Residential	184	184	—	216
Commercial	22,258	22,260	—	19,859
Real estate construction:
Residential	2,345	2,345	—	1,172
Commercial	3,147	3,147	—	3,226

Impaired loans with an allowance
Commercial and industrial	$23	$23	$23	$3,183
Real estate mortgage:
Commercial	4,999	4,986	953	6,836

Total:
Commercial and industrial	$7,356	$7,366	$23	$8,935
Real estate mortgage	27,441	27,430	953	26,911
Real estate construction	5,492	5,492	—	4,398

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	$7,018	$7,025	$224	$4,835
Real estate mortgage:
Commercial	10,678	10,696	710	14,042

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

For the nine months ended September 30, 2012 and 2011, interest income of $139,000 and $118,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing troubled debt restructurings (“TDRs”).

Troubled Debt Restructurings

Loans are classified as TDRs in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and/or an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated, the loan may be returned to performing status after the calendar year end.

The following table presents the recorded investment in TDRs that occurred for the nine months ended September 30, 2012 (dollars in thousands).  There were no TDRs that occurred for the three months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate mortgage:
Commercial	3	$6,007	$6,318

Real estate construction:
Commercial	2	401	401

The following describes TDRs that occurred during the nine months ended September 30, 2012:

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

Two commercial real estate loans to the same borrower were identified and classified as TDRs.  The TDRs were previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The borrower was under the protection of the Federal Bankruptcy Act and the court approved and imposed a reorganization plan which modified the existing payment terms.  Since the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.

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

As of September 30, 2012, commitments to lend additional funds on loans that were modified as TDRs were insignificant.   As of September 30, 2012, there have been no defaults on any loans that were modified as TDRs during the preceding twelve months.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the dates indicated (in thousands):

As of and for the three months ended September 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$9,146	$16,151	$185	$106	$1,723	$27,311
Provision for loan losses	922	(574)	(6)	50	(692)	(300)
Charge-offs	(1,464)	(130)	—	(31)	—	(1,625)
Recoveries	32	118	—	6	—	156

Allowance for loan losses at end of period	$8,636	$15,565	$179	$131	$1,031	$25,542

Ending allowance for loan losses balance for loans individually evaluated for impairment	$23	$953	$—	$—		$976

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,613	$14,612	$179	$131		$23,535

Loans:
Recorded investment in loans	$377,309	$708,121	$7,907	$6,723		$1,100,060

Recorded investment in loans individually evaluated for impairment	$7,357	$27,441	$5,492	$1		$40,291

Recorded investment in loans collectively evaluated for impairment	$369,952	$680,680	$2,415	$6,722		$1,059,769

As of and for the three months ended September 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,136	$20,590	$490	$152	$2,025	$30,393
Provision for loan losses	527	74	(2)	12	264	875
Charge-offs	(597)	(1,350)	—	(18)	—	(1,965)
Recoveries	260	396	5	5	—	666

Allowance for loan losses at end of period	$7,325	$19,710	$493	$151	$2,289	$29,969

Ending allowance for loan losses balance for loans individually evaluated for impairment	$275	$749	$—	$—		$1,024

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,051	$18,961	$493	$151		$26,656

Loans:
Recorded investment in loans	$346,254	$705,757	$6,925	$3,629		$1,062,565

Recorded investment in loans individually evaluated for impairment	$13,520	$34,749	$—	$1		$48,270

Recorded investment in loans collectively evaluated for impairment	$332,734	$671,008	$6,925	$3,628		$1,014,295

As of and for the nine months ended September 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,966	$19,213	$320	$137	$685	$28,321
Provision for loan losses	2,531	(3,166)	523	66	346	300
Charge-offs	(2,258)	(1,415)	(683)	(92)	—	(4,448)
Recoveries	397	933	19	20	—	1,369

Allowance for loan losses at end of period	$8,636	$15,565	$179	$131	$1,031	$25,542

Ending allowance for loan losses balance for loans individually evaluated for impairment	$23	$953	$—	$—		$976

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,613	$14,612	$179	$131		$23,535

Loans:
Recorded investment in loans	$377,309	$708,121	$7,907	$6,723		$1,100,060

Recorded investment in loans individually evaluated for impairment	$7,357	$27,441	$5,492	$1		$40,291

Recorded investment in loans collectively evaluated for impairment	$369,952	$680,680	$2,415	$6,722		$1,059,769

As of and for the nine months ended September 30, 2011	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,187	$22,016	$1,993	$194	$1,367	$33,757
Provision for loan losses	1,865	1,907	(2,222)	(22)	922	2,450
Charge-offs	(3,222)	(4,673)	—	(49)	—	(7,944)
Recoveries	496	460	722	28	—	1,706

Allowance for loan losses at end of period	$7,326	$19,710	$493	$151	$2,289	$29,969

Ending allowance for loan losses balance for loans individually evaluated for impairment	$275	$749	$—	$—		$1,024

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,051	$18,961	$493	$151		$26,656

Loans:
Recorded investment in loans	$346,254	$705,757	$6,925	$3,629		$1,062,565

Recorded investment in loans individually evaluated for impairment	$13,520	$34,749	$—	$1		$48,270

Recorded investment in loans collectively evaluated for impairment	$332,734	$671,008	$6,925	$3,628		$1,014,295

4.     GOODWILL

Changes in the carrying amount of the Company’s goodwill for the periods indicated are as follows (in thousands):

Balance as of January 1, 2011
Goodwill	$21,827
Accumulated impairment losses	4,500
Net goodwill	17,327

Impairment losses	3,000

Balance as of December 31, 2011
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	14,327

Impairment losses	—

Balance as of September 30, 2012
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment. Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

Annual Evaluation

The Company completed its 2012 annual impairment test based on information as of August 31, 2012. The review utilized guideline company and guideline transaction information where available, discounted cash flow analysis and the market capitalization of the Company to estimate the fair value of Metro United.

Due to the limited number of bank transaction multiples, management allocated more weight on the income approach for the step-one analysis. The Company also performed a reconciliation of the estimated fair value of the reporting unit to the stock price of the Company.   This reconciliation is performed by first determining the fair value of the reporting unit from various valuation techniques (i.e., guideline transactions, discounted cash flows, and quoted market prices).  The fair value is compared to the allocated value of the reporting unit based on the Company’s market value using the stock price as of the valuation date.  The Company allocates the total market value to both of its segments, MetroBank and Metro United. For each Bank, the allocation is based upon the following internal ratios:

Balance Sheet Ratios
• Total assets as a percentage of total assets;
• Total loans as a percentage of total loans;
• Total deposits as a percentage of total deposits; and
• Total shareholder's equity as a percentage of total shareholders' equity.

Performance Ratios
• Total nonperforming assets as a percentage of total assets;
• Last twelve months return on assets; and
• Last twelve months return on equity.

In allocating the market value between the two Banks, more weight was assigned to the Performance Ratios than the Balance Sheet Ratios in order to account for the differences in market valuation as a result of different financial performance.  The allocated market value of Metro United Bank is then reconciled to the weighted average fair value derived from each valuation technique (i.e. guideline transactions, discounted cash flows, and quoted market prices) by assigning an estimated control premium of 20% to the allocated market value.

Under the discounted cash flow method, the Company used an average asset growth rate of 9.8% for the next five-year period and discounted Metro United’s cash flow and terminal value using a 13.2% discount rate. The derived fair value of Metro United was lower than the carrying value of its equity; therefore Metro United failed the step-one impairment test.

The Company then performed the step-two analysis to derive the implied fair value of goodwill. The size of the implied goodwill under the step-two analysis was significantly affected by the estimated fair value of the loans pertaining to Metro United. The significant market risk adjustment, which is a consequence of the current market conditions such as the interest rate environment, risk premium requirement on performing and nonperforming loans, supply and demand of loans for sale, macroeconomic conditions and political and regulatory environment, were all  substantial contributors to the valuation discounts associated with Metro United’s loan portfolio. The implied fair value of  goodwill at the evaluation date exceeded the carrying value; therefore the Company determined there was no impairment of goodwill as of that date.

To the extent that market liquidity returns and the fair value of the individual assets or loans of Metro United increases at a faster rate than the fair value of Metro United as a whole, that may cause the implied goodwill to be lower than the carrying value of goodwill. Future potential changes in valuation assumptions may also impact the estimated fair value of Metro United, resulting in impairment of goodwill under the step-two analysis. The stock price performance of the Company and the fair value of Metro United's loans are factors that may impact the potential future goodwill impairment.

Goodwill impairment, if any, is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

5.     EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended September 30, 2012 and 2011, there were 302,406 and 1,231,972 antidilutive stock options, respectively.  For the nine months ended September 30, 2012 and 2011, there were 520,343 and 1,233,180 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,712	$1,668	$7,403	$4,947

Weighted average common shares in basic EPS	18,307	13,145	15,666	13,141
Effect of dilutive securities	341	89	210	75
Weighted average common and potentially dilutive common shares used in diluted EPS	18,648	13,234	15,876	13,216

Earnings per common share:
Basic	$0.15	$0.13	$0.47	$0.38
Diluted	$0.15	$0.13	$0.47	$0.37

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of September 30, 2012 and December 31, 2011 is presented below (in thousands):

	As of September 30, 2012	As of December 31, 2011
Unfunded loan commitments including unfunded lines of credit	$93,321	$105,049
Standby letters of credit	10,590	15,765
Commercial letters of credit	4,790	5,818
Operating leases	7,852	8,058
Total financial instruments with off-balance sheet risk	$116,553	$134,690

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

Repurchase of Troubled Asset Relief Program (“TARP”) Preferred Stock

The Company repurchased 43,740 shares of the Company’s 45,000 outstanding shares of preferred stock (“Preferred Stock”) from the U.S. Department of the Treasury (“Treasury”), which were issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”).  The repurchase of $43.7 million in stated value of Preferred Stock at a discount of 1.883% (or an actual cost of $42.9 million) resulted in an adjustment, net of settlement costs, to capital totaling $557,000 offset by the amortization of $249,000 in the Preferred Stock discount.  Although the transaction date occurred during the second quarter of 2012, actual payment for the repurchase of Preferred Stock took place on July 3, 2012.  As such, the Company recorded a payable in the amount of $42.9 million listed as “Preferred Stock repurchase payable” on the Consolidated Balance Sheet as of June 30, 2012.  The remaining 1,260 shares of Preferred Stock were sold by the Treasury to other investors and repurchased by the Company on August 7, 2012 in the amount of $1.26 million.  The warrants to purchase common stock, with an exercise price of $8.75, associated with the TARP program are still held by the Treasury.

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

The Company paid no common dividends for the nine months ended September 30, 2012 and 2011.  Preferred dividends of $1.4 million and $2.3 million were paid for the nine months ended September 30, 2012 and 2011, respectively.

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

The Board of Directors of Metro United was officially informed on July 20, 2012 by the FDIC and CDFI that the Consent Order entered into on July 22, 2010 had been terminated effective as of July 20, 2012.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2012, that the Company and the Banks met all capital adequacy requirements to which they were subject.

As of September 30, 2012, the most recent notifications from the OCC with respect to MetroBank, and the CDFI with respect to Metro United categorized the Banks as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed the Banks’ level of capital adequacy.

The following table provides a comparison of the Company’s and each of the Bank’s leverage and risk-weighted capital ratios as of September 30, 2012 to the minimum and well-capitalized regulatory standards:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of September 30, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$207,884	17.69%	$94,029	8.00%	$	N/A	N/A	%
MetroBank, N.A.	152,149	17.64	69,019	8.00		86,274	10.00
Metro United Bank	51,004	16.49	24,752	8.00		30,940	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	192,867	16.41	47,014	4.00		N/A	N/A
MetroBank, N.A.	141,082	16.35	34,510	4.00		51,764	6.00
Metro United Bank	47,093	15.22	12,376	4.00		18,564	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	192,867	12.90	59,824	4.00		N/A	N/A
MetroBank, N.A.	141,082	12.62	44,720	4.00		55,900	5.00
Metro United Bank	47,093	12.48	15,095	4.00		18,869	5.00

As of December 31, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$195,765	17.30%	$90,552	8.00%	$	N/A	N/A	%
MetroBank, N.A.	140,510	16.82	66,831	8.00		83,539	10.00
Metro United Bank	48,778	16.48	23,674	8.00		29,593	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	181,368	16.02	45,276	4.00		N/A	N/A
MetroBank, N.A.	129,864	15.55	33,416	4.00		50,124	6.00
Metro United Bank	45,034	15.22	11,837	4.00		17,756	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	181,368	12.16	59,659	4.00		N/A	N/A
MetroBank, N.A.	129,864	11.67	44,514	4.00		55,643	5.00
Metro United Bank	45,034	11.80	15,269	4.00		19,086	5.00

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows (in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$12	$4	$8	$(464)	$(167)	$(297)

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(14)	(5)	(9)	(32)	(11)	(21)
Less: OTTI charges recognized in net income	(7)	(3)	(4)	(30)	(10)	(20)
Net unrealized losses on investment securities with OTTI	(7)	(2)	(5)	(2)	(1)	(1)

Unrealized gain (loss) on investment securities:
Unrealized holding gain arising during the period	974	351	623	1,805	650	1,155
Less: reclassification adjustment for gain (loss) included in net income	24	9	15	203	73	130
Net unrealized gains on investment securities	950	342	608	1,602	577	1,025

Other comprehensive income	$955	$344	$611	$1,136	$409	$727

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$65	$23	$42	$(608)	$(219)	$(389)

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(101)	(36)	(65)	(215)	(77)	(138)
Less: OTTI charges recognized in net income	(84)	(30)	(54)	(195)	(70)	(125)
Net unrealized losses on investment securities with OTTI	(17)	(6)	(11)	(20)	(7)	(13)

Unrealized gain on investment securities:
Unrealized holding gain arising during the period	1,761	635	1,126	3,557	1,280	2,277
Less: reclassification adjustment for gain included in net income	108	39	69	129	46	83
Net unrealized gains on investment securities	1,653	596	1,057	3,428	1,234	2,194

Other comprehensive income	$1,701	$613	$1,088	$2,800	$1,008	$1,792

The balance of and changes in each component of accumulated other comprehensive income as of and for the nine months ended September 30, 2012 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(1,275)	$(1,000)	$2,110	$(165)
Current period change	42	(11)	1,057	1,088

Balance September 30, 2012	$(1,233)	$(1,011)	$3,167	$923

10.      DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative financial instruments outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

Interest Rate Derivatives. The Company uses derivatives (interest rate swaps and caps) to mitigate exposure to interest rate risk and the objectives of such are described below.

During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust, MCBI Statutory Trust I, throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. Under the swap contract, beginning December 2010, the Company pays a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.

The notional amount of the interest rate derivative contract outstanding at September 30, 2012 and December 31, 2011 was $17.5 million, and  the estimated fair value at September 30, 2012 and December 31, 2011 was ($1.9 million) and ($2.0 million), respectively.  The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

The Company applies hedge accounting to the interest rate swap above.  To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability and type of risk to be hedged, and how the effectiveness of the derivative will be assessed prospectively and retrospectively. To assess effectiveness, the Company compares the dollar-value of the change in the fair value of the derivative to the change in the fair value of cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of cash flows of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2012 and December 31, 2011 are presented in the following table (in thousands).

	September 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,927)	$17,500	$(1,992)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$55	$15,000	$194

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

Amounts included in the Condensed Consolidated Statements of Operations and in the Condensed Consolidated Statement of Comprehensive Income for the period related to the interest rate derivative designated as a hedge of cash flows were as follows.  There were no interest rate derivatives designated as hedges of fair value at September 30, 2012.

	Gains/(losses) recorded in income and other comprehensive income (in thousands)
Three months ended September 30, 2012	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$11	$11

Three months ended September 30, 2011
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(464)	$(464)

	Gains/(losses) recorded in income and other comprehensive income (in thousands)
Nine months ended September 30, 2012	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$65	$65

Nine months ended September 30, 2011
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(608)	$(608)

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Non-hedging interest rate derivative:
Other non-interest income	$(31)	$(348)	$(139)	$(337)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are generally executed with a Credit Support Annex, (“CSA”), which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels.  CSA agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. There was no CSA on the interest rate cap contract because the counterparty was the FHLB of Dallas, a government sponsored enterprise. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. The Company’s credit exposure on the interest rate cap is the value of the expected interest payments that would be collected over the life of the cap contract.   Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at September 30, 2012.  The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million at both September 30, 2012 and December 31, 2011.

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

The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012				For the Three Months Ended September 30, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$11,926	$4,096	$7	$16,029	$12,680	$4,081	$7	$16,768
Total interest expense	1,483	548	350	2,381	2,147	757	339	3,243

Net interest income	$10,443	$3,548	$(343)	$13,648	10,533	$3,324	$(332)	$13,525
Provision for loan losses	(300)	—	—	(300)	550	325	—	875

Net interest income after provision for loan losses	10,743	3,458	(343)	13,948	9,983	2,999	(332)	12,650
Noninterest income	2,126	84	(338)	1,872	2,092	55	(331)	1,816
Noninterest expenses	8,281	2,870	378	11,529	8,539	2,850	46	11,435

Income (loss) before income tax provision	4,588	762	(1,059)	4,291	3,536	204	(709)	3,031
Provision (benefit) for income taxes	1,449	321	(360)	1,410	915	83	(236)	762

Net income (loss)	$3,139	$441	$(699)	$2,881	$2,621	$121	$(473)	$2,269

	For the Nine Months Ended September 30, 2012				For the Nine Months Ended September 30, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Total interest income	$36,483	$12,104	$21	$48,608	$38,370	$12,567	$19	$50,956
Total interest expense	4,834	1,793	1,044	7,671	7,075	2,395	1,013	10,483

Net interest income	$31,649	$10,311	$(1,023)	$40,937	$31,295	$10,172	$(994)	$40,473
Provision for loan losses	300	—	—	300	2,050	400	—	2,450

Net interest income after provision for loan losses	31,349	10,311	(1,023)	40,637	29,245	9,772	(994)	38,023
Noninterest income	6,188	260	(1,013)	5,435	5,841	198	(993)	5,046
Noninterest expenses	25,143	8,043	588	33,774	25,037	8,095	89	33,221

Income before income tax provision	12,394	2,528	(2,624)	12,298	10,049	1,875	(2,076)	9,848
Provision (benefit) for income taxes	3,921	995	(893)	4,023	3,008	776	(694)	3,090

Net income (loss)	$8,473	$1,533	$(1,731)	$8,275	$7,041	$1,099	$(1,382)	$6,758

	As of September 30, 2012				As of September 30, 2011
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(In thousands)
Net loans	$759,904	$311,409	$—	$1,071,313	$737,313	$291,883	$—	$1,029,196
Total assets	1,128,652	396,019	1,417	1,526,088	1,110,963	388,897	(2,080)	1,497,780
Deposits	946,206	325,646	(6,795)	1,265,057	939,206	315,577	(13,291)	1,241,492

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2012 and December 31, 2011:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Value Measurements
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$–	$75,913	$75,913
Obligations of state and political subdivisions	–	13,401	13,401
Corporate		6,352	6,352
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	–	67,432	67,432
Privately issued residential	–	677	677
Asset backed securities	–	143	143
Investment in CRA funds	14,364	–	14,364
Total available-for-sale securities	14,364	163,918	178,282
Derivative assets
Interest rate cap	–	55	55
Total assets measured at fair value on a recurring basis	$14,364	$163,973	$178,337

Derivative liabilities
Interest rate swap	$–	$1,927	$1,927

December 31, 2011
Securities available-for-sale
U.S. Treasury and other U.S. government corporations and agencies	$—	$92,199	$92,199
Obligations of state and political subdivisions	—	5,706	5,706
Corporate	—	6,141	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	—	53,739	53,739
Privately issued residential	—	667	667
Asset backed securities	—	102	102
Investment in CRA funds	13,835	—	13,835
Total available-for-sale securities	13,835	158,554	172,389
Derivative assets
Interest rate cap	—	194	194
Total assets measured at fair value on a recurring basis	$13,835	$158,748	$172,583

Derivative liabilities
Interest rate swap	$—	$1,992	$1,992

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

Non-financial and financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill is measured at fair value on a non-recurring basis using Level 3 inputs.   In the first step of a goodwill impairment test, the Company primarily uses a review of the valuation of recent guideline bank acquisitions, if available, pricing of publicly traded comparables, as well as discounted cash flow analysis and the market capitalization of the Company.   If the second step of a goodwill impairment test is required, the implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination.  See Note 4 “Goodwill” for additional information.

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

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of September 30, 2012 and December 31, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Level 2	Level 3	Level 2	Level 3
Assets
Goodwill	$—	$14,327	$—	$14,327
Foreclosed assets	—	7,915	—	19,018
Impaired loans (1)	9,704	—	15,696	—

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation reserve.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 related to assets held at those dates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Losses related to:
Goodwill	$—	$—	$—	$—
Foreclosed assets (1)	598	948	1,520	1,591
Impaired loans (2)	—	369	451	3,905

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	As of September 30, 2012		As of December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Level 2 inputs:
Cash and cash equivalents	$174,911	$174,911	$193,609	$193,609
Investment securities held-to-maturity	4,046	4,772	4,046	4,536
Other investments	5,774	5,774	6,484	6,484
Loans held-for-sale	—	—	1,200	1,498
Cash value of bank owned life insurance	32,456	32,456	31,427	31,427
Accrued interest receivable	3,938	3,938	4,327	4,327
Level 3 inputs:
Loans held-for-investment, net	1,071,313	1,051,039	1,015,095	968,434

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	811,781	811,781	744,833	744,833
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	258	258	310	310
Level 3 inputs:
Time deposits	453,277	453,277	506,742	511,050
Other borrowings	26,000	25,991	26,315	26,206

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	173	—	236
Standby letters of credit	—	45	—	69

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

13.   INCOME TAXES

Income tax expense for the three months ended September 30, 2012 was $1.4 million, compared with $762,000 for the same period in 2011. The Company’s effective tax rate was 32.9% for the three months ended September 30, 2012 compared with 25.1% for the three months ended September 30, 2011. The increase in the effective income tax rate in 2012 as compared to 2011 was primarily the result of an increase in state income taxes.  The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions, the tax may not correlate from year to year with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the nine months ended September 30, 2012 was $4.0 million, compared with $3.1 million for the same period in 2011. The Company’s effective tax rate was 32.7% for the nine months ended September 30, 2012 compared with 31.4% for the nine months ended September 30, 2011.

As of September 30, 2012, the Company had approximately $13.9 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at September 30, 2012 and December 31, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

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

14.   NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) ASU No. 2012-06 – “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”.  ASU No. 2012-06 states that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 will be effective for the Company for annual and interim periods beginning on January 1, 2013 and is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2012-04 – “Technical Corrections and Improvements”.  The amendments in ASU No. 2012-04 represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The amendments are categorized as (1) source literature amendments (2) guidance clarification and reference corrections and (3) relocated guidance.  Additionally, the amendments are intended to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments in ASU No. 2012-04 that do not have transition guidance were effective October 1, 2012. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning on January 1, 2013. ASU No. 2012-04 did not have and is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

ASU 2012-02 "Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 will be effective for the Company beginning January 1, 2013, with early adoption permitted, and is not expected to have a significant impact on the Company's financial condition, results of operations or cash flows.

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

Overview

The Company recorded net income of $2.9 million for the three months ended September 30, 2012, an increase of $612,000 compared with the same quarter in 2011. The Company’s diluted earnings per common share for the three months ended September 30, 2012 was $0.15, an increase of $0.02 per diluted common share compared with $0.13 for the same quarter in 2011.  For the three months ended September 30, 2012, weighted average diluted common shares outstanding were 18.6 million shares, compared with 13.2 million shares, an increase of 5.4 million shares due to new common shares issued as a result of capital raised in May 2012.  Diluted earnings per common share is computed by dividing net income (after deducting dividends and accretion of discount on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Preferred stock dividends accrued and discount accreted, including the adjustment for the repurchase of preferred stock, were $169,000 or less than $0.01 per diluted share, and $601,000 or $0.05 per diluted share for the three months ended September 30, 2012 and 2011, respectively. The Company recorded net income of $8.3 million for the nine months ended September 30, 2012, an increase of $1.5 million compared with $6.8 million for the same period in 2011. The Company’s diluted earnings per common share for the nine months ended September 30, 2012 was $0.47, an increase of $0.10 per diluted share compared with $0.37 for the same period in 2011.  For the nine months ended September 30, 2012, weighted average diluted common shares outstanding were 15.9 million shares, compared with 13.2 million shares, an increase of 2.7 million shares due to new common shares issued as a result of capital raised in May 2012.  Preferred stock dividends accrued and discount accreted, including the one-time adjustment for the repurchase of preferred stock, were $872,000 or $0.05 per diluted share and $1.8 million or $0.14 per diluted share for the nine months ended September 30, 2012 and 2011, respectively. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.53 billion at September 30, 2012, an increase of $31.6 million or 2.1% from $1.49 billion at December 31, 2011. Available-for-sale investment securities at September 30, 2012 were $178.3 million, an increase of $5.9 million or 3.4% from $172.4 million at December 31, 2011. Net loans at September 30, 2012 were $1.07 billion, an increase of $55.0 million or 5.4% from $1.02 billion at December 31, 2011. Total deposits at September 30, 2012 were $1.27 billion, an increase of $13.5 million or 1.1% from $1.25 billion at December 31, 2011. Other borrowings at September 30, 2012 were $26.0 million, a decrease of $315,000 or 1.2% from $26.3 million at December 31, 2011. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2012 and 2011 was 0.76% and 0.60%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2012 and 2011 was 6.61% and 5.44%, respectively. The Company’s ROAA for the nine months ended September 30, 2012 and 2011 was 0.73% and 0.60%, respectively. The Company’s ROAE for the nine months ended September 30, 2012 and 2011 was 6.28% and 5.55%, respectively.   Shareholders’ equity at September 30, 2012 was $174.6 million compared with $165.2 million at December 31, 2011, an increase of $9.4 million or 5.7%.  Details of the changes in the various balance sheet items are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2012, net interest income, before the provision for loan losses, was $13.6 million, an increase of $123,000 or 0.9% compared with $13.5 million for the same period in 2011, primarily due to lower cost and volume of deposits, partially offset by a decline in the yield on average total loans. Average interest-earning assets for the three months ended September 30, 2012 were $1.41 billion, an increase of $9.9 million or 0.7% compared with $1.40 billion for the same period in 2011, primarily due to growth in securities and loans, partially offset by a decrease in federal funds sold and other short-term investments. The weighted average yield on interest-earning assets for the second quarter of 2012 was 4.51%, a decrease of 23 basis points compared with 4.74% for the same quarter in 2011. Average interest-bearing liabilities for the three months ended September 30, 2012 were $1.04 billion, a decrease of $40.8 million or 3.8% compared with $1.08 billion for the same period in 2011, primarily due to a decline in time deposits and other borrowings, partially offset by an increase in savings and money market accounts. The weighted average interest rate paid on interest-bearing liabilities for the second quarter 2012 was 0.91%, a decrease of 28 basis points compared with 1.19% for the same quarter in 2011.

For the nine months ended September 30, 2012, net interest income, before the provision for loan losses, was $40.9 million, an increase of $464,000 or 1.1% compared with $40.5 million for the same period in 2011, due primarily to lower cost and volume of deposits, partially offset by a decline in the yield and volume on average total loans. Average interest-earning assets for the nine months ended September 30, 2012 were $1.41 billion, a decrease of $5.0 million or 0.4% compared with $1.42 billion for the same period in 2011, primarily due to lower loan volume, partially offset by growth in federal funds sold and interest-bearing deposits. The weighted average yield on interest-earning assets for the nine months ended September 30, 2012 was 4.59%, down 21 basis points compared with 4.80% for the same period in 2011.  Average interest-bearing liabilities for the nine months ended September 30, 2012 were $1.06 billion, a decrease of $51.1 million or 4.6% compared with $1.11 billion for the same period in 2011, primarily due to a decline in time deposits and other borrowings, partially offset by an increase in savings and money market accounts. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2012 was 0.97%, down 30 basis points compared with 1.27% for the same period in 2011.

The net interest margin for the three months ended September 30, 2012 was 3.84%, an increase of one basis point compared with 3.83% for the same period in 2011. The yield on average earning assets decreased 23 basis points, and the cost of average earning assets decreased 24 basis points for the same periods.  For the three months ended September 30, 2012, the decrease in yield on earning assets was due primarily to a decline in the yield on average total loans, while  the decline in cost of earning assets was primarily due to lower cost and volume of deposits. The net interest margin for the nine months ended September 30, 2012 was 3.87%, an increase of six basis points compared with 3.81% for the same period in 2011. The yield on average earning assets decreased 21 basis points, and the cost of average earning assets decreased 27 basis points for the same periods.  For the nine months ended September 30, 2012, the decrease in yield on earning assets was due primarily to a decline in average total loans and yields, while the decline in the cost of earning assets was primarily due to lower volume and cost of deposits.

Total Interest Income. Total interest income for the three months ended September 30, 2012 was $16.0 million, a decrease of  $739,000 or 4.4% compared with $16.8 million for the same period in 2011.  The decrease for the three months ended September 30, 2012 was primarily due to lower loan yield and lower yield on securities, partially offset by an increase in the volume of tax exempt securities and loans.  Total interest income for the nine months ended September 30, 2012 was $48.6 million, a decrease of $2.4 million or 4.6% compared with $51.0 million for the same period in 2011. The decrease for the nine months ended September 30, 2012 was primarily due to lower loan volume and yield and lower yield on securities, partially offset by an increase in the yield and volume of federal funds sold and other short-term investments.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2012 was $14.6 million, a decrease of $771,000 or 5.0% compared with $15.4 million for the same quarter in 2011. The decrease for the three months ended September 30, 2012 was the result of lower loan yields. Average total loans for the three months ended September 30, 2012 were $1.07 billion compared with $1.06 billion for the same period in 2011, an increase of $4.1 million or 0.4%. For the third quarter of 2012, the average yield on loans was 5.44%, a decrease of 30 basis points compared with 5.74% for the same quarter in 2011. Interest income from loans for the nine months ended September 30, 2012 was $44.3 million, a decrease of $2.4 million or 5.0% compared with $46.7 million for the same period in 2011. The decrease for the nine months ended September 30, 2012 was the result of lower loan volume and yields.   Average total loans for the nine months ended September 30, 2012 were $1.06 billion, a decrease of $28.1 million or 2.6% compared with average total loans for the same period in 2011 of $1.09 billion. For the nine months ended September 30, 2012, the yield on average total loans was 5.59%, a decrease of 15 basis points compared with 5.74% for the same period in 2011.

At September 30, 2012, approximately $783.0 million or 71.2% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  For the nine months ended September 30, 2012, the average yield on total loans was approximately 219 basis points above the prime rate primarily because of interest rate floors and credit spreads.   At September 30, 2012, approximately $627.1 million in loans or 57.0% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 5.79%.  At September 30, 2011, variable rate loans with interest rate floors comprised 59.8% of the total loan portfolio and carried a weighted average interest rate of 6.08%.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold, and other investments) for the three months ended September 30, 2012 and 2011 was $1.4 million.  Average total investments for the three months ended September 30, 2012 were $346.4 million compared with average total investments for the same period in 2011 of $340.5 million, an increase of $5.8 million or 1.7%.  The increase in average total investments was primarily the result of an increase in tax-exempt securities and taxable securities, partially offset by a decrease in federal funds sold and interest-bearing deposits.  For the third quarter 2012, the average yield on total investments was 1.65% compared with 1.64% for the same quarter in 2011, a decrease of one basis point.

Interest income from investments for the nine months ended September 30, 2012 and 2011 was $4.3 million.  Average total investments for the nine months ended September 30, 2012 were $355.9 million compared with average total investments for the same quarter in 2011 of $332.8 million, an increase of $23.1 million or 6.9%. The increase was primarily the result of an increase in federal funds sold and interest-bearing deposits primarily due to the new capital raised.  For the nine months ended September 30, 2012, the average yield on investments was 1.60% compared with 1.71% for the same quarter in 2011, a decrease of 11 basis points.

Total Interest Expense. Total interest expense for the three months ended September 30, 2012 was $2.4 million, a decrease of $862,000 or 26.6% compared with $3.2 million for the same period in 2011. Total interest expense for the nine months ended September 30, 2012 was $7.7 million, a decrease of $2.8 million or 26.8% compared with $10.5 million for the same period in 2011. Interest expense decreased for both the three and nine months ended September 30, 2012 primarily due to lower deposit cost and lower time deposit volume.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended September 30, 2012 was $1.8 million, a decrease of $861,000 or 32.4% compared with $2.7 million for the same period in 2011. Average interest-bearing deposits for the three months ended September 30, 2012 were $977.8 million compared with $1.01 billion for the same period in 2011, a decrease of $30.4 million or 3.0%. The average interest rate paid on interest-bearing deposits for the third quarter of 2012 was 0.73% compared with 1.05% for the same quarter in 2011, a decrease of 32 basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2012 was $5.9 million, a decrease of $2.8 million or 32.0% compared with $8.7 million for the same period in 2011.  Average interest-bearing deposits for the nine months ended September 30, 2012 were $994.0 million compared with the same period in 2011 of $1.03 billion, a decrease of $32.1 million or 3.1%. The average interest rate incurred on interest-bearing deposits for the nine months ended September 30, 2012 was 0.80% compared with 1.13% for the same period in 2011, a decrease of 33 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended September 30, 2012 was $338,000, an increase of $11,000 or 3.4% from $327,000 at September 30, 2011. Interest expense on junior subordinated debentures for the nine months ended September 30, 2012 was $1.0 million, an increase of $31,000 or 3.2% from $976,000 at September 30, 2011.  Average junior subordinated debentures for the three and nine months ended September 30, 2012 and 2011 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three months ended September 30, 2012 and 2011 was 3.67% and 3.55%, respectively. The average interest rate incurred on junior subordinated debentures for the nine months ended September 30, 2012 and 2011 was 3.67% and 3.57%, respectively.

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

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended September 30, 2012 was $247,000, a decrease of $12,000 compared with $259,000 for the same period in 2011. Average borrowed funds, consisting primarily of security repurchase agreements and unsecured debentures, for the three months ended September 30, 2012 were $26.0 million a decrease of $10.4 million compared with $36.4 million for the same period in 2011. Other borrowings decreased primarily due to repayment of FHLB San Francisco advances in the fourth quarter of 2011.  The average interest rate paid on borrowed funds for the third quarter of 2012 was 3.78% compared with 2.82% for the same quarter in 2011.  The cost increased due primarily to the repayment of the lower cost short-term borrowings.

 Interest expense on other borrowed funds for the nine months ended September 30, 2012 was $741,000, a decrease of $62,000 compared with $803,000 for the same period in 2011. Average borrowed funds for the nine months ended September 30, 2012 were $26.0 million, a decrease of $19.0 million compared with $45.0 million for the same period in 2011, due to repayment of FHLB San Francisco advances in the second and fourth quarters of 2011.  The average interest rate paid on borrowed funds for the nine months ended September 30, 2012 was 3.81% compared with 2.39% for the same period in 2011. The cost increased due primarily to the repayment of the lower cost short-term borrowings.

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

	For The Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,066,352	$14,593	5.44%	$1,062,275	$15,364	5.74%
Taxable securities	156,216	1,020	2.60	154,764	1,025	2.63
Tax-exempt securities	16,523	145	3.49	8,310	99	4.73
Other investments (2)	5,825	42	2.87	6,650	41	2.45
Federal funds sold and other short-term investments	167,811	229	0.54	170,823	239	0.56
Total interest-earning assets	1,412,727	16,029	4.51	1,402,822	16,768	4.74
Allowance for loan losses	(27,214)			(30,718)
Total interest-earning assets, net of allowance for loan losses	1,385,513			1,372,104
Noninterest-earning assets	125,064			132,789
Total assets	$1,510,577			$1,504,893

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$67,545	$20	0.12%	$65,145	$36	0.22%
Savings and money market accounts	446,282	488	0.44	419,541	764	0.72
Time deposits	463,947	1,288	1.10	523,484	1,857	1.41
Junior subordinated debentures	36,083	338	3.67	36,083	327	3.55
Other borrowings	26,000	247	3.78	36,385	259	2.82
Total interest-bearing liabilities	1,039,857	2,381	0.91	1,080,638	3,243	1.19
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	277,707			241,394
Other liabilities	19,643			17,466
Total liabilities	1,337,207			1,339,498

Shareholders' equity	173,370			165,395
Total liabilities and shareholders' equity	$1,510,577			$1,504,893

Net interest income		$13,648			$13,525
Net interest spread			3.60%			3.55%
Net interest margin			3.84%			3.83%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,058,782	$44,346	5.59%	$1,086,860	$46,696	5.74%
Taxable securities	165,422	3,051	2.46	164,262	3,413	2.78
Tax-exempt securities	14,695	407	3.70	8,369	296	4.73
Other investments (2)	6,113	129	2.82	6,775	125	2.47
Federal funds sold and other short-term investments	169,698	675	0.53	153,431	426	0.37
Total interest-earning assets	1,414,710	48,608	4.59	1,419,697	50,956	4.80
Allowance for loan losses	(27,948)			(32,514)
Total interest-earning assets, net of allowance for loan losses	1,386,762			1,387,183
Noninterest-earning assets	125,905			130,714
Total assets	$1,512,667			$1,517,897

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$65,950	$62	0.13%	$61,791	$163	0.35%
Savings and money market accounts	449,043	1,667	0.50	413,618	2,484	0.80
Time deposits	478,957	4,194	1.17	550,591	6,057	1.47
Junior subordinated debentures	36,083	1,007	3.67	36,083	976	3.57
Other borrowings	26,002	741	3.81	45,008	803	2.39
Total interest-bearing liabilities	1,056,035	7,671	0.97	1,107,091	10,483	1.27
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	262,439			231,937
Other liabilities	18,050			16,129
Total liabilities	1,336,524			1,355,157
Shareholders' equity	176,143			162,740
Total liabilities and shareholders' equity	$1,512,667			$1,517,897

Net interest income		$40,937			$40,473
Net interest spread			3.62%			3.53%
Net interest margin			3.87%			3.81%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 vs 2011			2012 vs 2011
	Increase (Decrease Due to)			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$17	$(788)	$(771)	$(1,164)	$(1,186)	$(2,350)
Taxable securities	7	(12)	(5)	27	(389)	(362)
Tax-exempt securities	97	(51)	46	224	(113)	111
Other investments	(5)	6	1	(12)	16	4
Federal funds sold and other short-term investments	(5)	(5)	(10)	46	203	249
Total decrease in interest income	111	(850)	(739)	(879)	(1,469)	(2,348)

Interest-bearing liabilities:
Interest-bearing demand deposits	1	(17)	(16)	11	(112)	(101)
Savings and money market accounts	46	(322)	(276)	215	(1,032)	(817)
Time deposits	(216)	(353)	(569)	(783)	(1,080)	(1,863)
Junior subordinated debentures	-	11	11	4	27	31
Other borrowings	(74)	62	(12)	(339)	277	(62)
Total decrease in interest expense	(243)	(619)	(862)	(892)	(1,920)	(2,812)

Increase (decrease) in net interest income	$354	$(231)	$123	$13	$451	$464

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio.  For the three months ended September 30, 2012,  the provision for loan losses had a reversal of ($300,000), which represented a decrease of $1.2 million or 134.3% compared with provision for loan losses of $875,000 for the same period in 2011.  The provision for loan losses for the nine months ended September 30, 2012 was $300,000, a decrease of $2.2 million or 87.8% compared with $2.5 million for the same period in 2011.  Management uses a systematic methodology in determining the allowance for loan losses and following the September 30, 2012 assessment of the allowance for loan losses, management determined that a reduction in the allowance was necessary as a result of year-to-date improvement in asset quality and a $21.8 million year-to-date reduction of classified loans. The allowance for loan losses as a percent of total loans was 2.33% at September 30, 2012, 2.71% at December 31, 2011, and 2.83% at September 30, 2011.

Noninterest Income.  Noninterest income for the three months ended September 30, 2012 was $1.9 million, an increase of $56,000 or 3.1% compared with $1.8 million for the same period in 2011. The increase for the three months ended September 30, 2012 was primarily due to increases in other noninterest income, letters of credit commissions and other loan-related fees, partially offset by a decrease in gains on securities transactions.  Other noninterest income increased primarily due to a reduction in losses related to the fair value adjustments on an interest rate derivative, partially offset by a decline in earnings on foreign exchange transactions and ORE rental income.  Noninterest income for the nine months ended September 30, 2012 was $5.4 million, an increase of $389,000 or 7.7% compared with $5.0 million for the same period in 2011. The increase for the nine months ended September 30, 2012 was primarily due to increases in service fees,  a decline in impairment on securities, and  a reduction in losses related to the fair value adjustments on an interest rate derivative.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2012 was $11.5 million, an increase of $94,000 or 0.8% compared with $11.4 million for the same period in 2011. Noninterest expense for the nine months ended September 30, 2012 was $33.8 million, an increase of $553,000 or 1.7% compared with $33.2 million for the same period in 2011. The increase for the three and nine months ended September 30, 2012 was mainly due to increases in other noninterest expense and salaries and employee benefits, partially offset by decreases in expenses related to ORE, the FDIC assessment and occupancy expenses.  Other noninterest expense increased primarily due to an increase in other operational losses.

Salaries and employee benefits expense for the three months ended September 30, 2012 was $6.0 million, an increase of $802,000 or 15.4% compared with $5.2 million for the same period in 2011. The increase was primarily due to increases in salary expense, bonus accruals and stock based compensation costs.  Salaries and employee benefits expense for the nine months ended September 30, 2012 was $17.9 million, an increase of $2.2 million or 14.2% compared with $15.7 million for the same period in 2011. The increase was primarily due to increases in salary expense, bonus accruals and employee healthcare costs.

Foreclosed assets expense for the three months ended September 30, 2012 was $552,000, a decrease of $670,000 or 54.8% compared with $1.2 million for the same period in 2011, primarily due to a reduction in writedowns of property values and property taxes paid. Foreclosed assets expense for the nine months ended September 30, 2012 was $1.9 million, a decrease of $826,000 or 30.1% compared with $2.7 million for the same period in 2011, due to a reduction in all segments of foreclosed assets expense but primarily the result of reductions in the losses on sales of foreclosed assets.

The FDIC assessment for the three months ended September 30, 2012 was $480,000, a decrease of $152,000 or 24.1% compared with $632,000 for the same period in 2011. The FDIC assessment for the nine months ended September 30, 2012 was $1.4 million, a decrease of $654,000 or 32.4% compared with $2.0 million for the same period in 2011. The decrease for both periods resulted from a reduction in the FDIC assessment rate.

Other noninterest expense for the three months ended September 30, 2012 was $2.7 million, an increase of $218,000 or 8.8% compared with the same quarter in 2011.  Other noninterest expense for the nine months ended September 30, 2012 was $7.3 million an increase of $122,000 or 1.7% compared with the same period in 2011.  The increase for both the three and nine months ended September 30, 2012  was primarily due to an increase in other operational losses.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The efficiency ratio for the three months ended September 30, 2012 was 71.66%, a decrease from 74.39% for the same quarter in 2011. The Company’s efficiency ratio for the nine months ended September 30, 2012 was 70.95%, compared with 72.88% for the same period in 2011. The decrease for the three and nine months ending September 30, 2012 was primarily due to the increase in net interest income and other noninterest income.

Income Taxes. Income tax expense for the three months ended September 30, 2012 was $1.4 million, compared with $762,000 for the same period in 2011. The Company’s effective tax rate was 32.9% for the three months ended September 30, 2012 compared with 25.1% for the three months ended September 30, 2011. The increase in the effective income tax rate in 2012 as compared to 2011 was primarily the result of an increase in state income taxes.  The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions, the tax may not correlate from year to year with pre-tax income. The California tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the nine months ended September 30, 2012 was $4.0 million, compared with $3.1 million for the same period in 2011. The Company’s effective tax rate was 32.7% for the nine months ended September 30, 2012 compared with 31.4% for the nine months ended September 30, 2011.

As of September 30, 2012, the Company had approximately $13.9 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the net deferred tax assets at September 30, 2012 and December 31, 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

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

Financial Condition

Loan Portfolio. Total loans at September 30, 2012 were $1.10 billion, an increase of $52.2 million or 5.0% compared with $1.04 billion at December 31, 2011, primarily as a result of strategic growth initiatives. At September 30, 2012, commercial and industrial loans and real estate mortgage loans increased $31.8 million and $20.1 million, respectively while real estate construction loans decreased $2.4 million, compared with their respective levels at December 31, 2011. At September 30, 2012 and December 31, 2011, the ratio of total loans to total deposits was 86.70%, and 83.46%, respectively. Total loans represented 71.87% and 69.90% of total assets at September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of September 30, 2012		As of December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$377,054	34.30%	$345,265	32.98%
Real estate mortgage:
Residential	40,391	3.67	42,682	4.08
Commercial	667,162	60.68	644,727	61.58
	707,553	64.35	687,409	65.66
Real estate construction:
Residential	4,087	0.37	6,984	0.67
Commercial	3,824	0.35	3,324	0.32
	7,911	0.72	10,308	0.99
Consumer and other	6,955	0.63	3,936	0.37
Gross loans	1,099,473	100.00%	1,046,918	100.00%
Unearned discounts, interest and deferred fees	(2,618)		(2,302)
Total loans	1,096,855		1,044,616
Allowance for loan losses	(25,542)		(28,321)
Loans, net	$1,071,313		$1,016,295

Nonperforming Assets. At September 30, 2012, total nonperforming assets consisted of $31.5 million in nonaccrual loans,  $4.1 million of accruing troubled debt restructurings, $4.7 million of nonaccruing troubled debt restructurings and $7.9 million in other real estate (“ORE”). Total nonperforming assets decreased $15.7 million to $48.2 million at September 30, 2012 from $63.9 million at December 31, 2011, which consisted of reductions of $8.1 million in Texas and $7.6 million in California.

On a linked-quarter basis, total nonperforming assets decreased by $379,000, which consisted of a $905,000 decrease in California, partially offset by an increase of $526,000 in Texas.  The decline in California consisted primarily of decreases of $842,000 in ORE and $54,000 in nonaccrual loans. The increase in nonperforming assets in Texas was primarily the result of an increase of $6.8 million in nonaccrual loans, partially offset by decreases of $5.7 million in ORE and $599,000 in Troubled Debt Restructurings (“TDRs”).  Nonaccrual loans in Texas increased primarily due to the reclassification of $7.6 million of two classified loans to nonaccrual status, partially offset by $360,000 in paydowns and payoffs and $250,000 in a note sale. Nonaccrual TDRs decreased primarily due to $386,000 in charge-offs and $171,000 in principal payments and payoffs. The decrease in nonperforming assets in California primarily consisted of $54,000 in paydowns on nonaccrual loans and an $842,000 reduction in ORE as a result of sales and writedowns.

On a linked-quarter basis, ORE at September 30, 2012 decreased $6.5 million compared with June 30, 2012, which included a decrease of $5.7 million in Texas and $842,000 in California.  The decrease in Texas was primarily the result of $5.4 million in the sale of six properties and writedowns of $247,000 on five properties.  The decrease in California was primarily the result of $351,000 in writedowns on two properties and $491,000 in the sale of two ORE properties.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the nine months ended September 30, 2012 or 2011.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of September 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Nonaccrual loans (1)	$31,454	$31,099
Accruing loans 90 days or more past due (1)	—	—
Troubled debt restructurings – accruing (1)	4,126	—
Troubled debt restructurings – nonaccruing (1)	4,707	13,763
Other real estate (“ORE”)	7,915	19,018
Total nonperforming assets	$48,202	$63,880

Total nonperforming assets to total assets	3.16%	4.27%
Total nonperforming assets to total loans and ORE	4.36%	6.01%

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

The following is a summary of loans considered to be impaired as of the dates indicated:

As of September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$7,334	$7,343	$—	$5,752
Real estate mortgage:
Residential	184	184	—	216
Commercial	22,260	22,260	—	19,859
Real estate construction:
Residential	2,345	2,345	—	1,172
Commercial	3,147	3,147	—	3,226

Impaired loans with an allowance
Commercial and industrial	$23	$23	$23	$3,183
Real estate mortgage:
Commercial	4,999	4,986	953	6,836

Total:
Commercial and industrial	$7,357	$7,366	$23	$8,935
Real estate mortgage	27,443	27,430	953	26,911
Real estate construction	5,492	5,492	—	4,398

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	7,018	7,025	224	4,835
Real estate mortgage:
Commercial	10,678	10,696	710	14,042

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

For the nine months ended September 30, 2012 and 2011, interest income of $139,000 and $118,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2012 and 2011, the allowance for loan losses was $25.5 million and $30.0 million, respectively, or 2.33% and 2.83% of total loans, respectively.  At December 31, 2011, the allowance for loan losses was $28.3 million, or 2.71% of total loans. Net charge-offs for the three months ended September 30, 2012 were $1.5 million or 0.13% of total loans compared with net charge-offs of $1.3 million or 0.12% of total loans for the three months ended September 30, 2011. The net charge-offs for the third quarter of 2012 primarily consisted of $1.5 million of net charge-offs from Texas and $74,000 of net recoveries from California.  Net charge-offs for the nine months ended September 30, 2012 were $3.1 million or 0.28% of total loans compared with net charge-offs of $6.2 million or 0.59% of total loans for the nine months ended September 30, 2011. The net charge-offs for the nine months ended September 30, 2012 primarily consisted of $3.2 million of net charge-offs from Texas and $76,000 of net recoveries from California.

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

The following tables present an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Average total loans outstanding for the period	$1,066,352	$1,062,275

Total loans outstanding at end of period	$1,096,855	$1,059,165

Allowance for loan losses at beginning of period	$27,311	$30,393
Provision for loan losses	(300)	875
Charge-offs:
Commercial and industrial	(1,464)	(597)
Real estate mortgage	(130)	(1,350)
Real estate construction	—	—
Consumer and other	(31)	(18)

Total charge-offs	(1,625)	(1,965)

Recoveries:
Commercial and industrial	32	261
Real estate mortgage	118	395
Real estate construction	—	6
Consumer and other	6	4

Total recoveries	156	666

Net charge-offs	(1,469)	(1,299)

Allowance for loan losses at end of period	25,542	29,969

Reserve for unfunded lending commitments at beginning of period	957	1,093
Provision for unfunded lending commitments	—	81

Reserve for unfunded lending commitments at end of period	957	1,174

Allowance for credit losses at end of period	$26,499	$31,143

Ratio of net charge-offs to end of period total loans	(0.13)%	(0.12)%

	As of and for the Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Average total loans outstanding for the period	$1,058,782	$1,086,860

Total loans outstanding at end of period	$1,096,855	$1,059,165

Allowance for loan losses at beginning of period	$28,321	$33,757
Provision for loan losses	300	2,450
Charge-offs:
Commercial and industrial	(2,258)	(3,222)
Real estate mortgage	(1,415)	(4,673)
Real estate construction	(683)	—
Consumer and other	(92)	(49)

Total charge-offs	(4,448)	(7,944)

Recoveries:
Commercial and industrial	397	496
Real estate mortgage	933	460
Real estate construction	19	722
Consumer and other	20	28

Total recoveries	1,369	1,706

Net charge-offs	(3,079)	(6,238)

Allowance for loan losses at end of period	25,542	29,969

Reserve for unfunded lending commitments at beginning of period	1,012	602
Provision for unfunded lending commitments	(55)	572

Reserve for unfunded lending commitments at end of period	957	1,174

Allowance for credit losses at end of period	$26,499	$31,143

Ratio of allowance for loan losses to end of period total loans	2.33%	2.83%
Ratio of net charge-offs to end of period total loans	(0.13)%	(0.59)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	63.40%	61.98%

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At September 30, 2012, the available-for-sale securities portfolio was $178.3 million, an increase of $5.9 million or 3.4% compared with $172.4 million at December 31, 2011. The increase was primarily due to purchases of government issued or guaranteed mortgage-backed and agency securities and obligations of state and political subdivision securities partially offset by calls of U.S. government corporations and agencies securities.  At September 30, 2012 and December 31, 2011, the held-to-maturity portfolio remained at $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, corporate securities and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock and the investment in subsidiary trust were $5.8 million at September 30, 2012, a decrease of $710,000 or 11.0% compared with $6.5 million at December 31, 2011.

Deposits. At September 30, 2012, total deposits were $1.27 billion, an increase of $13.5 million or 1.1% compared with $1.25 billion at December 31, 2011. The Company’s ratio of noninterest-bearing demand deposits to total deposits at September 30, 2012 and December 31, 2011 was 22.9% and 20.7%, respectively. Interest-bearing deposits at September 30, 2012 were $975.1 million, a decrease of $17.1 million or 1.7% compared with $992.2 million at December 31, 2011.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.  However, as a result of the Agreement between MetroBank and the OCC, MetroBank  may not acquire, accept, renew or roll over brokered deposits without the prior approval of the OCC.  Additionally, prior to the termination of the Order on July 20, 2012, Metro United could not accept, renew or roll over brokered deposits without prior approval of the FDIC and CDFI.

At September 30, 2012, brokered deposits were 1.2% of the Company's total deposits having an average maturity date of 19 months.

Junior Subordinated Debentures.  Junior subordinated debentures at September 30, 2012 and December 31, 2011 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2011, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at September 30, 2012 were $26.0 million, a decrease of $315,000 or 1.2% compared to other borrowings of $26.3 million at December 31, 2011.  Other borrowings at September 30, 2012 primarily include $25.0 million in security repurchase agreements and $1.0 million in unsecured debentures.  The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014.  Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2012	As of and for the Year Ended December 31, 2011
	(Dollars in thousands)

FHLB Notes and Advances:
at end of period	$—	$—
average during the period	—	14,548
maximum month-end balance during the period	—	30,000
Interest rate at end of period	—%	—%
Interest rate during the period	—	0.44

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$1,000	$1,000
average during the period	1,000	1,000
maximum month-end balance during the period	1,000	1,000
Interest rate at end of period	5.00%	5.00%
Interest rate during the period	5.00	5.00

Federal Reserve TT&L:
at end of period	$—	$315
average during the period	2	467
maximum month-end balance during the period	—	742

Other Liabilities. Other liabilities at September 30, 2012 were $18.1 million, an increase of $8.2 million or 82.4% compared to $9.9 million at December 31, 2012, primarily due to loans that were executed on the last business day in September but funded on October 1, 2012.

Liquidity. The Company’s loan to deposit ratio at September 30, 2012 and 2011 was 86.70% and 85.31%, respectively. As of September 30, 2012, the Company had commitments to fund loans in the amount of $93.3 million. At this same date, the Company had stand-by letters of credit of $10.6 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $441.2 million from the FHLBs, $10.3 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at September 30, 2012 was $174.6 million compared to $165.2 million at December 31, 2011, an increase of $9.4 million. The increase was primarily the result of net income and other comprehensive income for the nine months ending September 30, 2012, partially offset by dividends paid on preferred stock.

The Company paid no dividends on common stock for the nine months ended September 30, 2012 and 2011.  Preferred dividends of $1.4 million and $2.3 million were paid for the nine months ended September 30, 2012 and 2011, respectively. The reduction in preferred dividends was the result of the July 2012 repurchase of the Preferred Stock. (See Note 7 “Shareholders’ Equity” for more information.)

The following table provides a comparison of the Company’s and each of the Bank’s leverage and risk-weighted capital ratios as of September 30, 2012 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At September 30, 2012
The Company
Leverage ratio	4.00%	N/A %	12.90%
Tier 1 risk-based capital ratio	4.00	N/A	16.41
Risk-based capital ratio	8.00	N/A	17.69
MetroBank
Leverage ratio	4.00%	5.00%	12.62%
Tier 1 risk-based capital ratio	4.00	6.00	16.35
Risk-based capital ratio	8.00	10.00	17.64
Metro United
Leverage ratio	4.00%	5.00%	12.48%
Tier 1 risk-based capital ratio	4.00	6.00	15.22
Risk-based capital ratio	8.00	10.00	16.49

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

In determining the fair value of Metro United, the Company uses a review of the valuation of recent guideline bank acquisitions, if available, pricing of publicly traded comparables,  as well as a discounted cash flow analysis and the market capitalization of the Company. The guideline bank transactions are selected from a similar geographic footprint as Metro United or having a similar market focus, based on publicly available information. Valuation multiples such as price-to-book, price-to-tangible book, price-to-deposits and price-to-earnings from the guideline transactions are compared with Metro United’s operating results to derive its estimated fair value as of the valuation date. For discounted cash flow analyses, financial forecasts are developed by projecting operations for the next five years and discounting the cash flows and the  terminal values. The financial forecasts consider several key business drivers such as anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. In addition, as a third method of determining fair value, quoted stock prices as of the valuation date for the Company and its peer guideline banks are used. The fair values of the reporting unit separately derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) are used to assess whether there is any goodwill impairment.

The Company also considers the fair value of Metro United in relationship to the Company’s stock price by performing a reconciliation to the Company’s market value. This reconciliation is performed by first determining the fair value of the reporting unit from the valuation technique mentioned previously (i.e. guideline transactions, discounted cash flows and quoted market prices).  The fair value is compared to the allocated value of the reporting unit based on the Company’s market value using the stock price as of the valuation date.  The Company allocates the total market value to both of its segments, MetroBank and Metro United. For each Bank, the allocation is based upon the following internal ratios:

Balance Sheet Ratios
• Total assets as a percentage of total assets;
• Total loans as a percentage of total loans;
• Total deposits as a percentage of total deposits; and
• Total shareholder's equity as a percentage of total shareholders' equity.

Performance Ratios
• Total nonperforming assets as a percentage of total assets;
• Last twelve months return on assets; and
• Last twelve months return on equity.

In allocating the market value between the two Banks, more weight was assigned to the Performance Ratios than the Balance Sheet Ratios in order to account for the differences in market valuation as a result of different financial performance. The allocated market value of Metro United Bank is then reconciled to the weighted average fair value derived from each valuation technique (i.e. guideline transactions, discounted cash flows and quoted market prices) by assigning an estimated control premium of 20% to the allocated market value.

The derived fair value of Metro United is then compared with the carrying value of its equity. If the carrying value of its equity exceeds the fair value at the evaluation date, then the step-one impairment test would have failed, and the Company would perform the step-two analysis to derive the implied fair value of goodwill.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

July 1, 2012 to July 31, 2012	1,997	$10.56	N/A	N/A
Total	1,997	$10.56	N/A	N/A

(1)
All shares of common stock reported in the table above were repurchased by the Company at the fair market value of the Company’s common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements between the Company and certain key employees and directors.

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: November 9, 2012		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: November 9, 2012	By:	/s/ David C. Choi
David C. Choi
Chief Financial Officer (principal financial officer/ principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Identification of Exhibit
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