Form 10-K
period 2012-12-31
MetroCorp Bancshares, Inc.
filed 2013-03-21
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25141

MetroCorp Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0579161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of March 6, 2013, the number of outstanding shares of Common Stock was 18,726,175.

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the NASDAQ Global Market on such date was approximately $171.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2012, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

The Company’s mission is to be the premier commercial bank in each of the community that it serves. By emphasizing outstanding service to its customers, profitability is maximized and shareholder value is enhanced. The Company operates branches in niche markets through its subsidiary banks, MetroBank and Metro United (collectively, the “Banks”), by providing personalized service to the communities in the Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. Historically, the Company has strategically opened banking offices in areas with large multicultural and Asian concentrations and intends to pursue branch opportunities in multicultural markets with significant small and medium-sized business activity. As a part of the Company’s business development strategy, MetroBank opened and commenced operations of representative offices in Xiamen, China during the fourth quarter of 2006, and Chongqing, China during the first quarter 2008. The representative offices do not conduct banking activities but were established to cultivate business relationships with customers that have the potential of expanding their business in the United States.

MetroBank, National Association

MetroBank was organized in 1987 by Don J. Wang, the Company’s current Chairman of the Board, and five other Asian-American small business owners, three of whom currently serve as directors of the Company and MetroBank. The organizers perceived that the financial needs of various ethnic groups in Houston were not being adequately served and sought to provide modern banking products and services that accommodated the cultures of the businesses operating in these communities. In 1989, MetroBank expanded its service philosophy to Houston’s Hispanic community by acquiring from the Federal Deposit Insurance Corporation (the “FDIC”) the assets and liabilities of a community bank located in a primarily Hispanic section of Houston. This acquisition broadened MetroBank’s market and increased its assets from approximately $30.0 million to approximately $100.0 million. Other than this acquisition, MetroBank has accomplished its growth internally through the establishment of de novo branches in various market areas. Since MetroBank’s formation in 1987, it has established numerous branches in the greater Houston metropolitan area and currently has nine banking offices in Houston. In 1996, MetroBank expanded into the Dallas metropolitan area, and currently has four banking offices in that market.

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

 Although the accounts of MCBI Trust I are not included in the Company’s consolidated financial statements, the $35.0 million in trust preferred securities issued by this subsidiary trust is included in the Tier 1 capital of the Company for regulatory capital purposes. The aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies, including the Company’s, is limited to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The quantitative limits do not currently preclude the Company from including the $35.0 million in trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

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

Management and the Boards of Directors of the Company and MetroBank have taken steps to address the findings of the exam and are working with the OCC to comply with the requirements of the Agreement.

The Board of Directors of Metro United was officially informed on July 20, 2012 by the FDIC and the California Department of Financial Institutions ("CDFI") that the Consent Order entered into on July 22, 2010 had been terminated effective as of July 20, 2012.

 Business

Management believes that quality products and services, cross-selling initiatives, relationship building, and outstanding customer service are all key elements to a successful commercial and retail banking endeavor. The Company continues to focus on optimizing its Texas and California operations to strengthen its platform for future growth. Specific goals include, but are not limited to: (i) improving asset quality and diversifying the loan portfolio; (ii) building solid customer relationships through cross-selling initiatives, enhancing product mix, and optimizing pricing structures; and (iii) streamlining operational processes of the Company’s two subsidiary banks in an effort to increase efficiencies in the delivery of products and services.

In connection with the Company’s approach to community banking, it offers products designed to appeal to its niche markets.  Operating within these niche markets allows the Company to enhance profitability. The Company believes that it has developed a reputation as the premier provider of financial products and services to small and medium-sized businesses and consumers located in the communities that it serves. The primary lending focus of the Company is to small and medium-sized businesses in a variety of industries. Each of its product lines is an outgrowth of the Company’s expertise in meeting the particular needs of its customers. The Company’s principal lines of business are the following:

Commercial and Industrial Loans. The Company’s commercial lending emphasis includes loans to wholesalers, manufacturers and business service companies. The Company makes available to businesses a broad array of short and medium-term commercial lending products for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business expansion (including acquisitions of real estate and improvements). As of December 31, 2012, the Company’s commercial and industrial loan portfolio, including short-term loans to foreign correspondent banks, was $383.6 million or 34.8% of the gross loan portfolio.

Real Estate Mortgage - Commercial and Residential Mortgage Loans. The Company originates commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. As of December 31, 2012, the Company had a commercial mortgage portfolio of $665.2 million or 60.3% of the gross loan portfolio. The Company also originates two to seven year balloon residential mortgage loans, primarily collateralized by owner occupied residential properties, with a 15 to 30-year amortization, which are retained in the Company’s residential mortgage portfolio. As of December 31, 2012, the residential mortgage portfolio was $36.8 million or 3.3% of the gross loan portfolio. The Company had no subprime residential mortgage loans at December 31, 2012.

Real Estate Construction Loans. The Company originates loans to finance the construction of residential and non-residential properties. The majority of the Company’s residential construction loans are in Texas and are for single-family dwellings. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. As of December 31, 2012, the Company had a real estate construction portfolio of $9.7 million or 0.88% of the gross loan portfolio, of which $2.4 million was residential and $7.3 million was commercial.

Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios and specializes in United States Small Business Administration (“SBA”) loans to minority-owned businesses. As a Preferred Lender under the SBA federally guaranteed lending program, MetroBank’s pre-approved status allows it to quickly respond to customers’ needs. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market, yet retain servicing of these loans. As of December 31, 2012, MetroBank had $25.9 million or 2.4% of the gross loan portfolio in the retained portion of its SBA loans.

Trade Finance. The Company, through its subsidiary MetroBank, originates trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Export Import Bank of the United States (the “Ex-Im Bank”), an agency of the U.S. Government that provides foreign accounts receivable insurance to its export customers. At December 31, 2012, the Company’s aggregate trade finance portfolio commitments comprising standby and commercial letters of credit were approximately $12.0 million.

Retail Banking. The Company offers a variety of deposit products and services to retail customers through its branch networks in Texas and California. Retail deposit products and services include checking and savings accounts, money market accounts, time deposits, ATM cards, debit cards and online banking. The Company, through its subsidiary Metro United Bank, also offers consumer loan products. At December 31, 2012, consumer loans totaled less than one percent of the gross loan portfolio.

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

Employees

As of December 31, 2012, the Company had 286 full-time equivalent employees, 79 of whom were officers of the Banks classified as Vice President or above. The Company considers its relations with employees to be satisfactory.

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

Regulatory Restrictions on Dividends. The Company is regarded as a legal entity separate and distinct from the Banks.  The principal source of the Company's revenues is dividends received from the Banks.  As described in more detail below, federal law places limitations on the amount that banks may pay in dividends, which the Banks must adhere to when paying dividends to the Company.   It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

Given the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance also provides that all bank holding companies inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including dividends on the Series A Preferred Stock issued to the U.S. Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program (“CPP”) or interest on the subordinated debentures underlying the Company’s trust preferred securities.  As of August 7, 2012, the Company had repurchased all outstanding shares of the Series A Preferred Stock.

            Source of Strength. Under Federal Reserve Board policy and federal law, a bank holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Banks, including support at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

 In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Further, any claim for breach of such obligation will generally have priority over most other uncollateralized claims.

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

The Dodd-Frank Act amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies. This statutory provision, commonly known as the “Volcker Rule,” defines unregistered investment companies as hedge funds and private equity funds.   In November 2011, federal regulators proposed rules to implement the Volcker Rule after a comment period, no later than July 2012. As proposed, financial institutions would have a two year period, until July 21, 2014, following implementation of the final rules to bring affected activities into conformance with the Volcker Rule, subject to extension for up to three additional years.  In early 2012, following the comment period, regulators announced that they would not be able to meet the July 2012 deadline.  At present, lawmakers continue to work on drafting the final rules. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and the Banks, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2012, the Company’s ratio of Tier 1 capital to total risk-weighted assets ( “Tier 1 risk-based capital ratio”) was 16.68% and its ratio of total capital to total risk-weighted assets (“Total risk-based capital ratio”) was 17.95%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of at least 4.0%. As of December 31, 2012, the Company’s leverage ratio was 13.18%.

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

            Proposed Capital Adequacy Requirements. In June 2012, the Company’s primary federal regulator, the Federal Reserve Board, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Banks.  One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework for strengthening international capital standards,  commonly known  as “Basel III.”  The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively.  Final rules, however, have not yet been adopted, and the Basel III framework is therefore not yet applicable to the Company or the Banks.

The Basel III Proposal, among other things, (i) introduces a new capital measure: “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions and adjustments as compared to existing regulations.

In addition, the Basel III Proposal provides for two distinct buffers of capital designed to protect the banking system as a whole during periods of systemic risk. One of the proposed buffers, a “capital conservation buffer,” is designed to absorb losses during periods of economic stress.  The other, a “countercyclical capital buffer,” may be imposed by bank regulatory agencies where there is excess aggregate credit growth coupled with increasing systemic risk. The “countercyclical capital buffer” is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Banks.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Proposal, the initial minimum capital ratios were to be the following:  (i) 3.5% CET1 to risk-weighted assets, (ii) 4.5% Tier 1 capital to risk-weighted assets and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased in on January 1, 2019, the Basel III Proposal will require the Banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets. The Basel III Proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Banks, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8% (as compared with the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Proposal does not change the total risk-based capital requirement for any category.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to banks that are not large, internationally active banks. As such, the potential impact of this framework on the Company and the Banks is unknown at this time.

 One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013, subject to any revisions resulting from the analyses conducted and data collected during the observation period, will be implemented as minimum standards on January 1, 2015, with a phase-in period ending January 1, 2019.  Similarly, the Basel III liquidity framework contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, will be implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and as a result, their terms could change before implementation.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of: (a) 5% of the institution’s assets at the time it became undercapitalized or (b) the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit an acceptable capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

The CBCA also prohibits any entity from acquiring 25% (or 5% in the case of an acquiror that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. In most circumstances, an entity that owns 25% or more of the voting securities of a banking organization owns enough of the capital resources to have a controlling influence over such banking organization for purposes of the CBCA. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement, the Federal Reserve Board will permit noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

In addition, under the California Financial Code, the approval of the California Department of Financial Institutions (the “CDFI”) is required for any person to acquire control, directly or indirectly, of a California state bank or its holding company. For this purpose, a person is deemed to have acquired control of a bank or holding company if the person, directly or indirectly, has the power to vote 25% or more of the voting power of the bank or holding company or to direct or to cause the direction of the management and policies of the bank or holding company. Further, a person who directly or indirectly owns or controls 10% or more of the outstanding voting stock of a bank or holding company or other company is presumed, subject to final determination by the CDFI, to control that bank, holding company or other company.

The Banks—MetroBank, National Association and Metro United Bank

MetroBank is a national banking association, whose deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the applicable legal limits. MetroBank’s primary regulator is the OCC. By virtue of the insurance of its deposits, however, MetroBank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects MetroBank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the bank holding company parent of MetroBank, the Federal Reserve Board also has supervisory authority, which directly affects MetroBank.

Metro United is a California state banking association, whose deposits are insured by the DIF of the FDIC up to the applicable legal limits. Metro United is supervised, examined and regulated by the CDFI, as well as the FDIC. Such supervision and regulation subjects Metro United to special restrictions, requirements, potential enforcement actions, and periodic examination by either of these regulators. Because the Federal Reserve Board regulates the bank holding company parent of Metro United, the Federal Reserve Board also has supervisory authority, which directly affects Metro United.

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

Branching. The interstate Banking and Branching efficiency act (the “Interstate Act”), as amended by the Dodd-Frank Act, permits a bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than in the bank holding company’s home state without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). The Interstate Act, as amended, also authorizes banks to operate branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and by establishing de novo branches in other states, subject to various conditions. In the case of purchasing branches in a state in which it does not already have banking operations, the “host” state must have “opted-in” to the Interstate Act by enacting a law permitting such branch purchases. The Dodd-Frank Act expanded the de novo interstate branching authority of banks beyond what had been permitted under the Interstate Act by eliminating the requirement that a state expressly “opt-in” to de novo branching, in favor of a rule that de novo interstate branching is permissible if under the law of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Effective July 21, 2011, the Dodd-Frank Act also required that a bank holding company or bank be well capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.

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

MetroBank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2012, MetroBank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, MetroBank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” Federal regulators may declare a dividend payment to be unsafe and unsound even though MetroBank would continue to meet its capital requirements after the dividend.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements, and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with U.S. generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by their primary federal regulator, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Capital Adequacy Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the OCC and FDIC (“federal banking regulators”) have adopted regulations establishing minimum requirements for the capital adequacy of national banks. The federal banking regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. When final rules for the Basel III framework are adopted, the current capital adequacy requirements are expected to change as described above in “Proposed Capital Adequacy Requirements.”

The federal banking regulators’ risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2012, the ratio of Tier 1 capital to total risk-weighted assets was 16.53% for MetroBank and 15.07% for Metro United. The ratio of total capital to total risk-weighted assets at December 31, 2012 was 17.80% for MetroBank, and 16.34% for Metro United.

The federal banking regulators’ leverage guidelines require banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2012, MetroBank’s and Metro United’s ratio of Tier 1 capital to average total assets (leverage ratio) was 12.70% and 12.76% respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2012, the most recent notifications from the OCC categorized MetroBank as “well capitalized” under the regulatory framework for prompt corrective action. As of December 31, 2012, the most recent notifications from the FDIC categorized Metro United as “well capitalized” under the regulatory framework for prompt corrective action There are no conditions or events since the notifications that management believes have changed MetroBank’s  or Metro United’s level of capital adequacy.

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

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. Additionally, the CDFI as the primary regulator for California state–chartered banks such as Metro United, has a broad range of enforcement measures, from issuing a cease and desist order, imposing monetary penalties and forcing a bank into receivership in order to liquidate.

Deposit Insurance Assessments. Substantially all of the deposits of the Banks are insured up to applicable limits (currently $250,000) by the DIF of the FDIC and the Banks must pay deposit insurance assessments to the FDIC for such deposit insurance protection.  The FDIC maintains the DIF by designating a required reserve ratio.  If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within five years.  The designated reserve ratio is currently set at 2.00%.  The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon certain statutory factors.  Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution's ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. On February 7, 2011, the FDIC approved a final rule that amended the then-existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act.  As of April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the prior assessment base of adjusted domestic deposits.  Since the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously being collected.

In November 2009, the FDIC adopted a rule that required all insured institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2012, $3.4 million in pre-paid deposit insurance was included in the Company’s consolidated balance sheet.

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

Brokered Deposit Restrictions. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits. Well capitalized institutions are not subject to restrictions. Pursuant to the Agreement, MetroBank must obtain prior approval from the OCC before it may accept, renew or roll over any brokered deposits.  There are no brokered deposit restrictions for Metro United.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the CPP, which provided for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires participating institutions to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provided for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The CPP also required a public company participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury. The Company elected to participate in the CPP on January 16, 2009.  During the third quarter of 2012, the Company repurchased all outstanding preferred shares associated with the CPP. See Note 11, “Shareholders’ Equity” for more information.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety and significantly expanded the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock the Company issued under the CPP, remains outstanding. These ARRA restrictions shall not apply to any TARP recipient during such time when the U.S. Treasury (i) only holds a warrant to purchase common stock of such recipient or (ii) holds no preferred stock or warrant to purchase common stock of such recipient.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. In their most recent performance evaluations, MetroBank received a “satisfactory” CRA performance rating from the OCC and Metro United Bank received a “satisfactory” CRA performance rating from the FDIC.

 Consumer Financial Protection Bureau.  The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater. The CFPB will focus its supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and (iv) non-depository companies that offer one or more consumer financial products or services. At present, the CFPB has no supervisory authority over the Company or the Banks.

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

Anti-Money Laundering and Anti-Terrorism Legislation.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions when approval is not required.

Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). Failure to comply with these sanctions could have serious legal and reputational consequences, including, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions when approval is not required.

Legislative and Regulatory Initiatives

            From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Banks. A change in statutes, regulations or regulatory policies applicable to the Company or the Banks could have a material effect on the Company’s business, financial condition and results of operations.

Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, significantly restructured the financial regulatory landscape in the United States.  It contains numerous provisions that affect all bank holding companies and banks.  Many of the Dodd-Frank Act’s provisions are still subject to the final rulemaking by federal banking agencies, and the implication of the Dodd-Frank Act for the Company’s business will depend to a large extent on how such rules are adopted and implemented. The Company’s management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on its business, financial condition and results of operations.

The Dodd-Frank Act authorized the Federal Reserve Board to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by the Dodd-Frank Act. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements (iv) overall risk management requirements (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits. Although comments on these proposed rules (the “Proposed SIFI Rules”), were due by April 30, 2012, the final rule has not yet been issued.  The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to the Company as its total consolidated assets remain below $50 billion. However, two aspects of the Proposed SIFI Rules apply to bank holding companies with total consolidated assets of $10 billion or more (a) requirements for annual stress testing of capital under one base and two stress scenarios and (b) certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert.”

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Approximately 77.3% of the Company’s loan portfolio as of December 31, 2012 was comprised of loans collateralized by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. As real estate values decline, it is also more likely that the Company would be required to make provisions for additional loan losses, which could adversely affect its financial condition and results of operations. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be adversely impacted.

As of December 31, 2012, approximately $9.7 million or 0.88% of the Company’s gross loan portfolio was in real estate construction loans. Of this amount, $2.4 million were made to finance residential construction projects, of which 86.3% were located in Texas, and 13.7% were located in California. Further, $7.3 million of real estate construction loans were made to finance commercial construction, with 65.1% of these loans made to finance construction projects located in Texas and 34.9% in California. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

The Company's lending efforts are primarily focused on commercial and industrial loans and commercial mortgage loans.  As of December 31, 2012, commercial and industrial loans, including short-term loans to foreign correspondent banks, and commercial mortgage loans totaled $1.05 billion. In general, commercial mortgage loans and commercial and industrial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As the Company's various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. Goodwill is reviewed at least annually or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2009, the first quarter of 2010 and the fourth quarter of 2011, the Company recorded non-cash impairment charges of $2.5 million, $2.0 million and $3.0 million, respectively, as a component of noninterest expense.  No impairment charges were recorded in 2012.    At December 31, 2012, the Company’s goodwill after the impairments was $14.3 million. If weaknesses and adverse economic conditions with respect to the Company’s California markets worsen or fail to improve or if the market price of the Company’s common stock declines significantly from the price at December 31, 2012, the Company may be required to recognize additional goodwill impairment charges in the future, which could have a material adverse effect on the Company’s equity and financial condition.

The Company has a high level of nonperforming assets, which take significant time to resolve, have required it to significantly increase the provision for loan losses and are likely to continue to materially adversely affect the Company’s business, results of operations and financial condition.

The Company experienced a substantial increase in nonperforming assets during the year ending December 31, 2009, resulting in increases in its provisions for loan losses. At December 31, 2009, 2010, 2011 and 2012 total nonperforming assets (which include nonperforming loans and ORE) were $102.9 million, $92.8 million, $63.9 million and $41.5 million, or 6.47%, 5.95%, 4.27% and 2.73% of total assets, respectively.

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

MetroBank’s failure to comply with the provisions of the Agreement with the OCC could subject MetroBank and the Company to more severe regulatory enforcement actions.

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

Management and the Boards of Directors of the Company and MetroBank have taken steps to address the findings of the exam and are working with the OCC to comply with the requirements of the Agreement.  Failure by MetroBank to meet the requirements and conditions imposed by the Agreement could result in more severe regulatory enforcement actions such as capital directives to raise additional capital, civil money penalties, cease and desist or removal orders, injunctions, and public disclosure of such actions against MetroBank.  Any such failure and resulting regulatory action could have a material adverse effect on the financial condition and results of operations of the Company and MetroBank.

Compliance with the Agreement will require significant time and attention from the management teams of the Company and MetroBank, which may increase the Company’s operating cost, impede the efficiency of the Company’s internal business processes and adversely affect the Company’s financial condition and results of operations in the near-term.

On August 10, 2009, MetroBank entered into the Agreement with the OCC.  The Agreement requires the review, revision and adherence to current policies and procedures, and in certain instances adoption of new policies and procedures, including those associated with credit concentration management, the allowance for loan losses, liquidity management and criticized assets. While the Company intends to take all such actions as may be necessary to enable the MetroBank to comply with the requirements of the Agreement, compliance with such requirements could divert management’s attention from other important issues. If the Company is unable to manage compliance with the Agreement effectively or is unable to comply fully with the provisions of the Agreement, the Company’s operating costs, efficiency, financial condition and results of operations may be adversely affected.

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

Future losses or insufficient core earnings may result in the Company's inability to fully realize its deferred tax asset, which could have a material adverse effect on the Company's earnings and capital.

As of December 31, 2012, the Company had a deferred tax asset of $13.1 million.  The Company must assess the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, it must increase the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that it will ultimately recover the deferred tax asset recorded in its consolidated balance sheets.  However, should there be a change in the Company’s ability to recover its deferred tax asset, the tax provision would increase in the period in which it has determined that the recovery was not likely.

The Company did not establish a valuation allowance against the deferred tax asset as of December 31, 2012 as management believes that it is more likely than not that the Company will have sufficient future earnings to utilize this asset to offset future income tax liabilities.  If the Company were to determine at some point in the future that it will not achieve sufficient future taxable income to realize its deferred tax asset, the Company would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If the Company determines that a valuation allowance is necessary, the Company would incur a charge to operations that could have a material adverse effect on its earnings and capital.

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

The Company may need to raise additional capital in the future and such capital may not be available when needed.

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

The Company’s profitability depends significantly on local economic conditions and a substantial decline in these local economic conditions could negatively affect its financial condition, results of operations and future prospects.

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

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company, and such impairment could materially harm its results of operations and financial condition.

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

The Company has many customers with economic and cultural ties to Asia and, as a result, the Company is likely to feel the effects of adverse economic and political conditions in Asia. Additionally, the Company has extended credit to foreign correspondent banks in China, which are directly affected by economic and political conditions in China. United States and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. Pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. If economic conditions in Asia deteriorate, the Company could be exposed to economic and transfer risk, and could experience an outflow of deposits by those customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of loans made to such entities. Adverse economic conditions in Asia and in China in particular, may also negatively impact asset values and the profitability and liquidity of the Company’s customers who operate in this region.

The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and its business, results of operations, financial condition or prospects could be harmed by the loss of their services.

The Company believes that its continued growth and future success will depend in large part on the skills of its senior management team. The Company believes its senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replicate. Although George M. Lee, our Co-Chairman, Chief Executive Officer and President, has entered into an employment agreement with the Company, he may not complete the term of his employment agreement or renew it upon expiration. The Company also needs to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of its business. Competition for such personnel can be intense, and the Company may not be able to hire or retain such personnel. The loss of service of one or more of its executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on The Company’s business, results of operations, financial condition or prospects.

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

The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could have an adverse impact on the Company’s results of operations.   While the Company’s FDIC insurance related costs declined to $1.8 million for the year ended December 31, 2012, compared with $2.5 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively, assessments may increase in the future at the discretion of the FDIC.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company's interest expense, which could have a material adverse effect on its business, financial condition and results of operations.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions may offer interest on demand deposits to compete for clients. The Company's interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company could be subject to environmental risks and associated costs on its foreclosed real estate assets, which could adversely affect its profitability.

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

The network and computer systems on which the Company depends could fail or experience a security breach and any such failure or breach could have a material adverse effect on its business, results of operations, financial condition or prospects.

The Company computer systems are vulnerable to unforeseen problems. Because the Company conducts part of its business over the Internet and outsource several critical functions to third-parties, its operations depend on its ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company’s business, results of operations, financial condition or prospects.

The Company also relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. The occurrence of any failure, interruption or security breach of its information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations, financial condition or prospects.

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

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could have a material adverse effect on its business, financial condition and results of operations, and the Company may be adversely affected by changes in federal and local laws and regulations.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, it would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

Severe weather, natural disasters, acts of war or terrorism and other external events could have a material adverse effect on the Company’s financial condition and results of operations.

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

The trading volume in the Company Common Stock has been low, which means that significant sales of Company Common Stock, or the expectation of these sales, could cause its stock price to fall.

Although the Company Common Stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company Common Stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of the Company Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the limited trading volume of the Company Common Stock, significant sales of its Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall. As of December 31, 2012, the Company’s executive officers and directors owned approximately 14.8% of the Common Stock. The significant amount of Common Stock owned by the Company’s executive officers and directors may adversely affect the development of a more active trading market.

The Company’s directors and executive officers own a significant number of shares of Company Common Stock, allowing management further control over the Company’s corporate affairs.

As of December 31, 2012, the Company’s executive officers and directors owned approximately 14.8% of the outstanding Company Common Stock. Accordingly, these directors and executive officers are able to control, to a significant extent, the outcome of all matters required to be submitted to the Company’s shareholders for approval, including decisions relating to the election of directors, the determination of day-to-day corporate and management policies and other significant corporate transactions.

The Company has currently suspended the payment of dividends on its Common Stock. In addition, its future ability to pay dividends is subject to restrictions.

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.   In April 2009, the Company’s Board of Directors elected to suspend its common stock dividend indefinitely.  The payment of any future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors and regulators may deem relevant to the Company and the Banks.

The Company’s principal source of funds to pay dividends on its Common Stock will be cash dividends that it receives from the Banks. The payment of dividends by the Banks to the Company is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “undercapitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Banks. Regulatory authorities could impose administratively stricter limitations on the ability of the Banks to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.  Under applicable restrictions as of December 31, 2012, no dividends could be paid by MetroBank to the Company without prior regulatory approval.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2012, the Company had $36.1 million in junior subordinated debentures outstanding which were issued to the Company’s subsidiary trust, MCBI Trust I. The junior subordinated debentures are senior to the Company’s shares of Common Stock and Series A Preferred Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and Series A Preferred Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock or Series A Preferred Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock and Series A Preferred Stock. The Company’s ability to pay the future distributions depends upon the earnings of the Banks and dividends from the Banks to the Company, which may be inadequate to service the obligations. Interest payments on the junior subordinated debentures underlying the trust preferred securities are classified as a “dividend” by the Federal Reserve supervisory policies and therefore will be subject to applicable restrictions and approvals imposed by the Federal Reserve Board on the Company.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

The principal executive offices of the Company and MetroBank are located in leased space at 9600 Bellaire Boulevard, Suite 252, Houston, Texas. The principal executive offices of Metro United are located in the Rowland Heights branch, in leased space at 17560 East Colima Road, in Rowland Heights, California. The following table sets forth the Company’s locations by geographic area:

	Owned	Leased	Total
Branches in Houston metropolitan area	4	5	9
Branches in Dallas metropolitan area	—	4	4
Branch in San Diego, California	—	1	1
Branches in Los Angeles metropolitan area (1)	—	2	2
Branches in San Francisco metropolitan area (2)	—	2	2
Branch in Rowland Heights, California	—	1	1
Corporate headquarters in Houston, Texas	—	1	1
Total	4	16	20

(1)	Los Angeles metropolitan area includes Irvine and Alhambra, California
(2)	San Francisco metropolitan area includes San Mateo, California

 The leases for the branches in Texas have expiration dates ranging from May 2013 to September 2017, excluding any renewal periods available at the Company’s option. The leases for branches in California have expiration dates ranging from November 2014 to June 2018. The leases covering the corporate headquarters have expiration dates in December 2015.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Market under the symbol “MCBI.” As of March 6, 2013, there were 18,726,175 shares outstanding and approximately 229 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Company’s Common Stock reported by NASDAQ during the two years ended December 31, 2012:

	High	Low
2012
Fourth quarter	$11.00	$8.70
Third quarter	11.18	9.42
Second quarter	11.82	9.00
First quarter	10.59	$6.11

2011
Fourth quarter	$6.45	$4.15
Third quarter	6.50	4.50
Second quarter	6.90	6.13
First quarter	7.14	3.50

Dividends

Holders of Common Stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, out of funds legally available. In April 2009, the Company suspended regular cash dividends on its Common Stock for an indefinite period of time. There were no cash dividends paid for the Company’s last three fiscal years.

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

Under applicable restrictions as of December 31, 2012, no dividends could be paid by MetroBank to the Company, without prior regulatory approval. Furthermore, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance also provides that all bank holding companies inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the bank holding company’s capital structure, including interest on the subordinated debentures underlying the Company’s trust preferred securities.

  In addition, the terms of the Company’s junior subordinated debentures may limit the Company’s ability to pay dividends on its Common Stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are deferred, the Company will be prohibited from paying dividends on its Common Stock.

Recent Sales of Unregistered Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

October 1, 2012 to October 31, 2012	3,527	10.33	N/A	N/A
Total	3,527	$10.33	N/A	N/A

(1)
All shares of common stock reported in the table above were repurchased by the Company from certain key employees and directors at the fair value of the Company’s common stock in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

(2)	The Company has no publicly announced plans or programs.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has stock options outstanding pursuant to two equity compensation plans, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2012 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column )
Equity compensation plans approved by security holders	756,250	$12.89	232,496
Equity compensation plans not approved by security holders	—	—	—

Total	756,250	$12.89	232,496

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from December 31, 2007 to December 31, 2012, with the cumulative total return of the NASDAQ Stock Market (US) Index (“NASDAQ Composite”), and the SNL $1 Billion to $5 Billion Bank Asset-Size Index (“SNL Bank $1B-$5B Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on December 31, 2007 in the Company’s Common Stock, the NASDAQ Composite and the SNL $1B-$5B Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return
MetroCorp Bancshares, Inc.,
The NASDAQ Stock Market (US) Index,
and the SNL $1 Billion to $5 Billion Bank Asset-Size Index

Total Return Performance
MetroCorp Bancshares, Inc.
NASDAQ Composite
SNL Bank $1B-$5B Index
Index Value
150
125
100
75
50
25
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
MetroCorp Bancshares, Inc.	100.00	58.17	27.71	28.74	50.28	87.02
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B Index	100.00	82.94	59.45	67.39	61.46	75.78

Source:	SNL Financial LC, Charlottesville, VA
©2013

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$64,124	$67,449	$77,451	$86,334	$97,030
Interest expense	9,885	13,404	20,419	31,041	40,731

Net interest income	54,239	54,045	57,032	55,293	56,299
(Reduction in) provision for loan losses	(590)	3,725	17,578	25,713	16,649

Net interest income after provision for loan losses	54,829	50,320	39,454	29,580	39,650
Noninterest income	7,341	7,214	7,563	8,169	6,465
Noninterest expense	45,695	46,730	48,296	47,808	43,075

Income (loss) before provision for income taxes	16,475	10,804	(1,279)	(10,059)	3,040
Provision (benefit) for income taxes	5,352	4,374	(352)	(2,987)	1,205

Net income (loss)	11,123	6,430	(927)	(7,072)	1,835
Dividends—preferred stock	(1,429)	(2,410)	(2,410)	(2,299)	—
Adjustment from repurchase of preferred stock	557	—	—	—	—

Net income (loss) available to common shareholders	$10,251	$4,020	$(3,337)	$(9,371)	$1,835

Common Share Data:
Earnings (loss) per share:
Basic	$0.63	$0.31	$(0.28)	$(0.86)	$0.17
Diluted	0.62	0.30	(0.28)	(0.86)	0.17
Book value	10.84	9.37	9.39	10.14	11.00
Cash dividends (1)	—	—	—	0.04	0.16
Dividend payout ratio	—%	—%	—%	(4.64)%	94.55%
Weighted average shares outstanding (in thousands):
Basic	16,331	13,142	12,069	10,904	10,833
Diluted	16,551	13,227	12,069	10,904	10,897

Balance Sheet Data (Period End):
Total assets	$1,519,812	$1,494,531	$1,558,585	$1,589,548	$1,580,238
Securities	168,094	176,435	179,751	102,412	102,104
Total loans	1,100,337	1,044,616	1,144,310	1,273,997	1,346,048
Allowance for loan losses	24,592	28,321	33,757	29,403	24,235
Goodwill and core deposit intangibles	14,386	14,442	17,529	19,656	22,333
Total deposits	1,267,030	1,251,575	1,294,184	1,364,167	1,269,153
Junior subordinated debentures	36,083	36,083	36,083	36,083	36,083
Other borrowings	25,000	26,315	56,804	25,513	139,046
Total shareholders’ equity	177,031	165,183	158,767	155,306	119,159

Balance Sheet Data (Average):
Total assets	$1,508,836	$1,512,610	$1,598,027	$1,614,541	$1,546,611
Securities	177,375	171,964	124,118	108,669	119,233
Total loans	1,062,430	1,079,549	1,218,826	1,319,770	1,294,744
Allowance for loan losses	27,425	31,668	34,824	25,013	15,457
Goodwill and core deposit intangibles	14,413	17,486	18,081	22,238	22,465
Total deposits	1,252,708	1,254,595	1,340,224	1,364,538	1,229,246
Junior subordinated debentures	36,083	36,083	36,083	36,083	36,083
Other borrowings	25,931	41,015	47,017	36,558	139,993
Total shareholders’ equity	176,121	163,850	158,429	163,131	122,602

Performance Ratios:
Return on average assets	0.74%	0.43%	(0.06)%	(0.44)%	0.12%
Return on average equity	6.32	3.92	(0.59)	(4.34)	1.50
Net interest margin	3.84	3.83	3.83	3.65	3.87
Efficiency ratio (2)	72.14	67.93	66.98	69.40	66.38

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	3.73%	6.01%	7.97%	7.94%	4.27%
Total nonperforming assets to total assets	2.73	4.27	5.95	6.47	3.65
Net charge-offs to average total loans	0.30	0.85	1.08	1.56	0.43
Allowance for loan losses to total loans	2.23	2.71	2.95	2.31	1.80
Allowance for loan losses to total nonperforming loans (3)	84.85	63.13	46.35	36.49	45.89

Capital Ratios:
Leverage ratio (4)	13.18%	12.16%	10.75%	10.76%	8.54%
Average shareholders’ equity to average total assets	11.67	10.83	9.91	10.10	7.93
Tier 1 risk-based capital ratio—period end	16.68	16.02	13.86	12.54	8.75
Total risk-based capital ratio—period end	17.95	17.30	15.13	13.80	10.17

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

Balance Sheet Ratios
• Total Bank assets as a percentage of total assets;
• Total Bank loans as a percentage of total loans;
• Total Bank deposits as a percentage of total deposits; and
• Total Bank shareholder's equity as a percentage of total shareholders' equity.

Performance Ratios
• Total Bank nonperforming assets as a percentage of total assets;
• Last Bank twelve months return on assets; and
• Last Bank twelve months return on equity.

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

For debt securities, determining credit-related impairment is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates are determined based on prepayment assumptions, default rates and loss severity rates derived from widely accepted third-party data sources. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. See Note 3 - “Securities” to the consolidated financial statements for additional discussion on other-than-temporary impairment.

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

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs is described in Note 19 - “Fair Value” to the consolidated financial statements.

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

For the Years Ended December 31, 2012, 2011 and 2010

Overview

The Company, primarily through the Banks, generates earnings from several sources. The Banks attract customer deposits through their nineteen branches located in the greater Houston, Dallas, San Diego, Los Angeles, and San Francisco metropolitan areas. The types of deposits vary from noninterest-bearing demand deposit transaction accounts to interest-bearing NOW and money market transaction accounts, savings accounts, and various termed time deposits such as certificates of deposit (“CDs”) and individual retirement accounts (“IRAs”). With the funds attracted from the communities surrounding the branches, the Banks originate loans to individuals and small businesses to finance business operations, purchases of real estate, or other business opportunities.  The Banks also maintain an investment portfolio for income and liquidity purposes.  The Company’s net interest income represents the difference between the interest income earned on interest-earning assets, including loans and securities, and the interest expense paid on interest-bearing liabilities, including customer deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. This represents the primary source of income generated by the Company during each fiscal year and can be found on the Statement of Operations under “net interest income.”

To complement net interest income, the Company also earns fee income from both deposits and loans through service fees and charges collected from customers, and fee income from letters of credit commissions through its international banking business. Generally, the Company receives the greater portion of its fees from its deposit customers in the form of service fees, NSF fees, and other fees for services provided to the customer. Loan related fees are generally earned from administrative document and processing fees, and other loan-related type fees. The fees collected by the Company may be found on the Statement of Operations under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense” and provisions for loan losses. Because banking is a very people intensive industry, the largest of the Company’s operating expenses is salaries and employee benefits.

The following is a summary of 2012 performance:

Total assets at December 31, 2012 were $1.52 billion, an increase of $25.3 million or 1.7% compared with $1.49 billion at December 31, 2011. Total loans at December 31, 2012 were $1.10 billion, an increase of $55.7 million or 5.3% compared with $1.04 billion at December 31, 2011. Total investment securities available-for-sale and held-to-maturity at December 31, 2012 were $168.1 million, a decrease of $8.3 million or 4.7% from $176.4 million at December 31, 2011. Total deposits at December 31, 2012 were $1.27 billion, an increase of $15.5 million or 1.2% compared with $1.25 billion at December 31, 2011. Other borrowings at December 31, 2012 were $25.0 million, a decrease of $1.3 million or 5.0% compared with $26.3 million at December 31, 2011. Junior subordinated debentures were $36.1 million at December 31, 2012 and 2011. Total risk-based capital ratio for 2012 increased to 17.95% compared with 17.30% for 2011.  Preferred stock equity at December 31, 2012 decreased $45.0 million and was completely retired during 2012 compared with $45.0 million outstanding at December 31, 2011.

Net income for the years ended December 31, 2012 and 2011 was $11.1 million and $6.4 million, respectively, compared with a net loss for the year ended December 31, 2010 of ($927,000). Diluted earnings per common share which included the effect of preferred stock dividends and discount for the years ended December 31, 2012 and 2011 was $0.62 and $0.30, respectively, and the diluted loss per common share for the year ended December 31, 2010 was ($0.28). The Company’s returns on average assets for the years ended December 31, 2012, 2011, and 2010 were 0.74%, 0.43%, and (0.06)%, respectively. The Company’s returns on average equity for the same periods were 6.32%, 3.92%, and (0.59)%, respectively. The 2012 increases in net income, diluted earnings per share, return on average assets, and return on average equity were primarily due to decreases in the provision for loan losses and goodwill impairment.

  The provision for loan losses was a reversal of ($590,000) for the year ended December 31, 2012, down $4.3 million or 115.8% compared with $3.7 million in 2011. The provision for loan losses was $3.7 million for the year ended December 31, 2011, down $13.9 million or 78.8% compared with $17.6 million in 2010. The decrease for the years ended December 31, 2012 and 2011 was primarily due to a decrease in classified loans, nonperforming loans and lower net charge-offs, the majority of which were related to loans in Texas.

Results of Operations

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.

2012 versus 2011. Net interest income, before (reduction in) provision for loan losses, in 2012 was $54.2 million compared with $54.0 million in 2011, an increase of $194,000 or 0.4%, primarily due to lower cost and volume of interest-bearing deposits, partially offset by a decline in the yield and volume on average total loans.  The net interest margin is the difference between the yield on earning assets and the cost of earning assets. The cost of earning assets is calculated as annualized interest expense divided by average earning assets. The net interest margin was 3.84% for the year ended December 31, 2012, an increase of one basis point from 3.83% for the same period in 2011. The stable net interest margin reflects a 25 basis point decline in the average cost of earning assets, offset by a decrease in the yield on average earning assets of 24 basis points.

Interest income for the year ended December 31, 2012 was $64.1 million, down $3.3 million or 4.9% compared with $67.4 million for the same period in 2011, primarily due to lower average loan volume and yield on loans, and a lower yield on securities, partially offset by an increase in the yield of federal funds sold and other short-term investments. The average cost of interest-bearing liabilities decreased 27 basis points primarily due to lower deposit cost on savings and money market accounts and lower cost and average volume on time deposits.   Interest income in 2011 was $67.4 million, down $10.1 million or 12.9% compared with $77.5 million in 2010. The decrease was primarily due to lower loan volume and loan yield, partially offset by an increase in the volume of taxable securities and federal funds sold. Interest expense in 2011 was $13.4 million, down $7.0 million or 34.4% compared with $20.4 million in 2010. The average cost of interest-bearing liabilities decreased 46 basis points primarily due to lower interest rates paid on interest-bearing deposits and as a result of the unhedged portion of the junior subordinated debt converting from fixed rate to variable rate.

At December 31, 2012, approximately $760.9 million or 69.0% of the loans in the loan portfolio were variable rate loans that periodically reprice and are sensitive to changes in market interest rates. To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors. At December 31, 2012, approximately $608.6 million in loans or 55.2% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 5.58%.  For the year ended December 31, 2012, the average yield on total loans was approximately 226 basis points above the average prime rate.

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

	Year Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,062,430	$58,525	5.51%	$1,079,549	$61,798	5.72%	$1,218,826	$72,746	5.97%
Taxable securities	162,131	4,006	2.47	163,657	4,452	2.72	114,340	3,632	3.18
Tax-exempt securities	15,244	553	3.63	8,307	390	4.69	9,778	457	4.67
Other investments	6,007	182	3.03	6,714	167	2.49	12,596	259	2.06
Federal funds sold and other short-term investments (1)	165,182	858	0.52	154,216	642	0.42	134,313	357	0.27

Total interest-earning assets	1,410,994	64,124	4.54%	1,412,443	67,449	4.78%	1,489,853	77,451	5.20%

Less allowance for loan losses	(27,425)			(31,668)			(34,824)

Total interest-earning assets, net of allowance for loan losses	1,383,569			1,380,775			1,455,029
Noninterest earning assets	125,267			131,835			142,998

Total assets	$1,508,836			$1,512,610			$1,598,027

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$67,337	$84	0.12%	$62,266	$183	0.29%	$56,456	$268	0.47%
Saving and money market accounts	444,539	2,101	0.47	415,657	3,117	0.75	456,291	5,133	1.12
Time deposits	471,526	5,370	1.14	540,259	7,745	1.43	622,722	11,887	1.91
Junior subordinated debentures	36,083	1,338	3.71	36,083	1,307	3.62	36,083	2,047	5.67
Other borrowings	25,931	992	3.83	41,015	1,052	2.56	47,017	1,084	2.31

Total interest-bearing liabilities	1,045,416	9,885	0.95%	1,095,280	13,404	1.22%	1,218,569	20,419	1.68%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	269,306			236,413			204,755
Other liabilities	17,993			17,067			16,274

Total liabilities	1,332,715			1,348,760			1,439,598
Shareholders’ equity	176,121			163,850			158,429

Total liabilities and shareholders’ equity	$1,508,836			$1,512,610			$1,598,027

Net interest income		$54,239			$54,045			$57,032

Net interest spread			3.59%			3.56%			3.52%
Net interest margin			3.84%			3.83%			3.83%

(1)	Includes interest-bearing time deposits in banks.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Years Ended December 31,
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(980)	$(2,293)	$(3,273)	$(8,313)	$(2,635)	$(10,948)
Taxable securities	(42)	(404)	(446)	1,567	(747)	820)
Tax-exempt securities	326	(163)	163	(69)	2	(67)
Other investments	(18)	33	15	(121)	29	(92)
Federal funds sold and other short-term investments (1)	46	170	216	53	232	285

Total decrease in interest income	(668)	(2,657)	(3,325)	(6,883)	(3,119)	(10,002)
Interest-bearing liabilities:
Interest-bearing demand deposits	15	(114)	(99)	28	(113)	(85)
Saving and money market accounts	217	(1,233)	(1,016)	(457)	(1,559)	(2,016)
Time deposits	(985)	(1,390)	(2,375)	(1,574)	(2,568)	(4,142)
Junior subordinated debentures	—	31	31	—	(740)	(740)
Other borrowings	(387)	327	(60)	(138)	106	(32)

Total decrease in interest expense	(1,140)	(2,379)	(3,519)	(2,141)	(4,874)	(7,015)

Increase (decrease) in net interest income	$472	$(278)	$194	$(4,742)	$1,755	$(2,987)

(1)	Includes interest-bearing time deposits in banks.

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a target level based on the factors discussed under—“Financial Condition—Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.” The 2012 provision for loan losses was a reversal of ($590,000), a decrease of $4.3 million or 115.8% compared with the provision for loan losses of $3.7 million in 2011.  The reversal of the provision for loan losses for the year ended December 31, 2012 reflects improvement in asset quality experienced over 2012 as well as a reduction in net charge-offs. During 2012, the level of classified loans for the Company decreased by 31.1% while nonperforming loans decreased by 35.0%.  Over the past two years total classified loans have decreased by 55.2% and nonperforming loans decreased 60.2%. The reduction in classified loans is attributable to a combination of loan payoffs, note sales and upgrades.  The formation of new classified loans also slowed as economic conditions stabilized.  The macro economics as well as the specific markets in which the Company operates have shown solid improvement during 2012.  This includes the commercial real estate markets and, more specifically, hotel and retail in the Texas and California markets.  The level of past due loans is an indication of stress in a loan portfolio.  The Company’s level of past due loans remain at a reasonable level as it has throughout 2012.

For the years ended December 31, 2012, 2011, and 2010, net charge-offs were $3.1 million, $9.2 million, and $13.2 million, respectively. The significant charge-offs for 2012 primarily consisted of $5.0 million from Texas and $452,000 from California, which were partially offset by $2.3 million in recoveries. The significant Texas charge-offs for 2012 consisted of $1.8 million in six retail center loans,  $915,000 in two single-family residential loans, $867,000 in loans to ten commercial enterprises, $752,000 in one loan secured by a medical building, $391,000 in three commercial real estate loans, and $207,000 in two hotel/motel loans. The significant California charge-offs consisted of $320,000 in hotel/motel loans.

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

The ratio of the allowance for loan losses to total loans at December 31, 2012 was 2.23% compared with 2.71% and 2.95% at December 31, 2011 and 2010, respectively. The Company strives to maintain its allowance for loan losses at calculated levels commensurate with probable losses inherent in the loan portfolio. Management conducts ongoing risk assessments that may, from time to time, necessitate varying levels of allowance for loan losses based on these risk assessments.

Noninterest Income

For the years ended December 31, 2012, 2011 and 2010, noninterest income was $7.3 million, $7.2 million, and $7.6 million, respectively, reflecting an increase of $127,000 or 1.8% in 2012 compared with 2011, and a decrease of $349,000 or 4.6% in 2011 compared with 2010. The increase in noninterest income for the year ended December 31, 2012 was attributed to a general increase in most noninterest income line items. The decrease in noninterest income for the year ended December 31, 2011 was primarily due to a decrease in gains on securities transactions and service fees, partially offset by a decline in net securities impairments and an increase in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Service fees	$4,375	$4,336	$4,518
Letters of credit commissions and fees	775	692	754

Gain on securities transactions, net	208	199	679

Net impairment on securities	(122)	(206)	(486)
Increase in cash value of bank owned life insurance	1,367	1,440	1,462
Other noninterest income	738	753	636

Total noninterest income	$7,341	$7,214	$7,563

Noninterest Expense

For the years ended December 31, 2012, 2011 and 2010, noninterest expense was $45.7 million, $46.7 million, and $48.3 million, respectively, reflecting a decrease of approximately $1.0 million or 2.2% in 2012 compared with 2011, and a decrease of approximately $1.6 million or 3.2% in 2011 compared with 2010. The decrease for the year ended December 31, 2012 was mainly due to the absence of goodwill impairment, and a reduction in foreclosed assets expense, FDIC assessments, and occupancy and equipment expenses, partially offset by an increase in salaries and employee benefits and other noninterest expenses.    Other noninterest expense, shown in the table below, increased due to general increases in most operational areas.  Major components of this increase are operational losses, other loan expenses, and advertising expenses, partially offset by a decrease in the provision for unfunded commitments. The decrease in 2011 was primarily the result of lower foreclosed assets expenses and FDIC assessments in 2011, partially offset by increases in other noninterest expense and goodwill impairment.  Other noninterest expense increased primarily as a result of a higher provision for unfunded commitments and increased loan administration expenses and online banking fees.  The components of noninterest expense are discussed below.

Salaries and employee benefits for the years ended December 31, 2012, 2011 and 2010 were $23.9 million, $20.7 million, and $20.6 million, respectively, reflecting an increase of $3.2 million or 15.2% in 2012 compared with 2011, and an increase of $123,000 or 0.6% in 2011 compared with 2010.  The increase in 2012 versus 2011 was primarily due to merit raises and increases in bonus accruals and stock based compensation expense.  The increase in 2011 versus 2010 was primarily due to an increase in salaries and higher bonus accrual, partially offset by a decrease in employee healthcare expenses and a decrease in the number of employees.

Occupancy and equipment expense for the year ended December 31, 2012 was $6.9 million, down $431,000 or 5.9% compared with $7.3 million for the same period in 2011. Occupancy and equipment expense for the year ended December 31, 2011 was $7.3 million, down $269,000 or 3.6% compared with $7.6 million for the same period in 2010.

  Foreclosed assets expense for the year ended December 31, 2012 was $2.7 million, a decrease of $1.1 million compared with $3.8 million for the same period in 2011.  Foreclosed assets expense for the year ended December 31, 2011 was $3.8 million, a decrease of $2.8 million compared with $6.6 million for the same period in 2010.  The decreases for the years ended December 31, 2012 and 2011 were primarily due to declines in write-downs recorded on foreclosed assets and decreased property taxes paid on foreclosed assets.

Legal and professional fees for the years ended December 31, 2012, 2011 and 2010 were $2.7 million, $2.4 million, and $2.0 million, respectively. The fluctuation in legal and professional fees in 2012, 2011 and 2010 was primarily due to expenses from activities related to nonperforming assets.

The FDIC assessment for the year ended December 31, 2012 was $1.8 million, a decrease of $643,000 or 25.8% compared to $2.5 million for the same period in 2011, primarily due to a change in the assessment rate.   The FDIC assessment for the year ended December 31, 2011 was $2.5 million, a decrease of $806,000 or 24.5% compared to $3.3 million for the same period in 2010, primarily due to a change in the assessment base.   Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the former assessment base of adjusted domestic deposits.

While there were no charges  for the year ended December 31, 2012, goodwill impairment charges for the years ended December 31, 2011 and 2010 were $3.0 million and $2.0 million, respectively.    Additional information is presented in Note 6—“Goodwill” of the notes to consolidated financial statements.

Telecommunications expense for the years ended December 31, 2012, 2011 and 2010 were $916,000, $772,000 and $802,000, respectively.

Printing and supplies expense for the years ended December 31, 2012, 2011 and 2010 were $752,000, $622,000 and $592,000, respectively.

Other noninterest expense, noted in the table below, for the year ended December 31, 2012 was $6.1 million, an increase of $491,000 compared with $5.6 million for the same period in 2011.  Major components of this increase are operational losses, other loan expenses, and advertising expenses, partially offset by a decrease in the provision for unfunded commitments.  Other noninterest expense, noted in the table below, for the year ended December 31, 2011 was $5.6 million, an increase of $806,000 compared with $4.8 million for the same period in 2010, primarily due to higher provision for unfunded commitments and increased loan administration expenses and online banking fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Salaries and employee benefits	$23,857	$20,707	$20,584
Occupancy and equipment	6,877	7,308	7,577
Foreclosed assets, net	2,686	3,814	6,604
Legal and professional fees	2,660	2,408	2,038
FDIC assessment	1,846	2,489	3,295
Goodwill impairment	—	3,000	2,000
Telecommunications	916	772	802
Printing and supplies	752	622	592

Other noninterest expense	6,101	5,610	4,804

Total noninterest expense	$45,695	$46,730	$48,296

The efficiency ratio is a supplementary financial measure designed to show how well a company utilizes its resources and manages its expenses. The efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The Company’s efficiency ratio for 2012 was 72.14%, an increase from the 2011 efficiency ratio of 67.93%. The Company’s efficiency ratio for 2011 was 67.93%, an increase from the 2010 efficiency ratio of 66.98%.

 Income Taxes

Income taxes for the years ended December 31, 2012, 2011 and 2010 include the federal income tax and California state tax at the statutory rate plus the Texas Margin tax. The amount of federal income tax expense (benefit) is influenced by the amount of taxable income, the amount of tax-exempt income (loss), the amount of non-deductible interest expense and the amount of other non-deductible expenses. The Texas Margin tax is based on consolidated gross revenue from all sources, excluding interest and dividends from U.S. obligations, reduced by interest expense, certain personnel costs or an amount equal to 30% of gross income, whichever is greater. Margin tax income is apportioned to Texas based on the source of gross income and is taxed at a rate of 1%.

Income tax expense for 2012 was $5.4 million, an increase of $978,000 compared with $4.4 million in 2011. Income tax expense for 2011 was $4.4 million, an increase of $4.7 million compared with income tax benefit of $352,000 in 2010. The effective income tax rates in 2012, 2011 and 2010 were 32.5%, 40.5%, and 27.5%, respectively. The decrease in the effective income tax rate in 2012 as compared to 2011 was partially the result of nondeductible goodwill impairment in 2011.  Additionally, the effective income tax rates for 2010 and 2011 were impacted by the amount of other non-deductible expense and non-taxable income in each respective year, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated.

As of December 31, 2012, the Company had approximately $13.1 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at December 31, 2012 and 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limit. MetroBank generally does not make loans larger than $13 million to one borrower and Metro United generally does not make loans larger than $8 million to one borrower. Loans greater than the Bank’s lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee, or the Director’s Loan Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Management Credit Committee or Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

Total loans of the Company were $1.10 billion at December 31, 2012, an increase of $55.7 million, or 5.3% from $1.04 billion at December 31, 2011. The increase in 2012 was the result of increases of $38.4 in commercial and industrial loans, which includes foreign loans, $14.6 million in real estate mortgage loans, $3.6 million in consumer loans, partially offset by a decrease of $604,000 in real estate construction loans.  Total loans of the Company were $1.04 billion at December 31, 2011, a decrease of $99.7 million, or 8.7% from $1.14 billion at December 31, 2010. The decrease in 2011 was the result of declines of $4.6 million in commercial and industrial loans, which includes foreign loans, $25.0 million in real estate construction loans and $70.1 million in real estate mortgage loans.

The ratio of total loans to total deposits was 86.8%, 83.5%, and 88.4% as of December 31, 2012, 2011, and 2010, respectively. As of the same dates, total loans represented 72.4%, 69.8%, and 73.4% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$340,195	30.84%	$328,470	31.38%	$339,467	29.61%	$395,761	31.00%	$467,546	34.65%
Real estate mortgage
Residential	36,807	3.34	42,682	4.08	38,667	3.37	32,730	2.56	12,399	0.92
Commercial	665,244	60.32	644,727	61.58	718,795	62.69	742,974	58.20	720,052	53.37

	702,051	63.66	687,409	65.66	757,462	66.06	775,704	60.76	732,451	54.29

Real estate construction
Residential	2,420	0.22	6,984	0.67	10,983	0.96	32,257	2.52	43,242	3.20
Commercial	7,284	0.66	3,324	0.32	24,291	2.12	65,532	5.14	101,125	7.50

	9,704	0.88	10,308	0.99	35,274	3.08	97,789	7.66	144,367	10.70

Consumer and other	7,531	0.68	3,936	0.37	3,928	0.34	3,888	0.31	4,864	0.36
Foreign loans (1)	43,446	3.94	16,795	1.60	10,424	0.91	3,474	0.27	—	—

Gross loans	1,102,927	100.00%	1,046,918	100.00%	1,146,555	100.00%	1,276,616	100.00%	1,349,228	100.00%

Less: unearned discounts, interest and deferred fees	(2,590)		(2,302)		(2,245)		(2,619)		(3,180)

Total loans	$1,100,337		$1,044,616		$1,144,310		$1,273,997		$1,346,048

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

 As of December 31, 2012, the Company’s commercial and industrial loan portfolio, including short-term loans to foreign correspondent banks, was $383.6 million or 34.8% of the gross loan portfolio. Approximately $140.5 million or 36.6% of the commercial and industrial loan portfolio was collateralized by real estate. As a result of the economic downturn in the last few years, the Company recorded net charge-offs in the commercial and industrial loan portfolio of $2.0 million, $3.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company continually monitors real estate value trends and takes into consideration changes in market trends in its underwriting standards.

Real Estate Mortgage - Commercial  and Residential Mortgage Loans. In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate. For MetroBank, these loans typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of five to seven years. For Metro United, these loans typically have both variable and fixed rates and amortize over a 25 to 30 year period, with balloon payments due at the end of five to ten years. Payments on loans collateralized by such properties are dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial mortgage loans, consideration is given to the property’s historical cash flow, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental impact reports and a review of the financial condition of the borrower.

As of December 31, 2012, the Company had a commercial mortgage portfolio of $665.2 million or 60.3% of the gross loan portfolio, which were comprised of $378.8 million in loans from MetroBank and $286.4 million in loans from Metro United. Due to weakness in the commercial real estate market in the last few years, the Company recorded net charge-offs related to real estate mortgage loans of $235,000, $6.6 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. As a result of improved economic conditions, this portfolio increased 3.2% in 2012 compared with a 10.3% decrease and 3.3% decrease in 2011 and 2010, respectively.   The Company also originates two to seven year balloon residential mortgage loans with a 15 to 30-year amortization primarily collateralized by owner occupied residential properties, which are retained in the Company’s residential mortgage portfolio. At December 31, 2012, the Company’s residential mortgage portfolio was $36.8 million, which was comprised of loans from MetroBank. The Company had no subprime residential mortgage loans at December 31, 2012.

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

As of December 31, 2012, the Company had a real estate construction portfolio of $9.7 million or 0.88% of the gross loan portfolio, of which $2.4 million was residential and $7.3 million was commercial. Of the residential construction loans, $2.1 million and $331,000 were from MetroBank and Metro United, respectively. 65.1% of commercial construction loans were from MetroBank and the remaining 34.9% were from Metro United. The Company recorded net charge-offs related to construction loans of $834,000 and $1.8  million for the years ended December 31, 2012 and 2010, respectively and recoveries of $743,000 for the year ended December 31, 2011. This portfolio decreased 5.9% in 2012 and 70.8% in 2011.

 Government Guaranteed Small Business Lending. The Company, through its subsidiary MetroBank, has developed an expertise in several government guaranteed lending programs in order to provide credit enhancement to its commercial and industrial and commercial mortgage portfolios. As a Preferred Lender under the federally guaranteed SBA lending program, the Company’s pre-approved status allows it to quickly respond to customers’ needs. Under this program, the Company originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. Depending upon prevailing market conditions, the Company may sell the guaranteed portion of these loans into the secondary market with servicing retained. MetroBank specializes in SBA loans to minority-owned businesses. As of December 31, 2012, MetroBank had $25.9 million or 2.4% of the gross loan portfolio in the retained portion of SBA loans. These loans are included in most all types of loans including commercial and industrial, real estate mortgage, and real estate construction.

Trade Finance. The Company, through its subsidiary MetroBank, originates trade finance loans and letters of credit to facilitate export and import transactions for small and medium-sized businesses. In this capacity, the Company has worked with the Ex-Im Bank, an agency of the U.S. Government that provides guarantees for trade finance loans. Trade finance credit facilities rely heavily on the quality of the business customer’s accounts receivable and the ability to perform the underlying transaction which, if monitored and controlled properly, limits the financial risks to the Company associated with this short-term financing. To mitigate the risk of nonpayment, the Company generally obtains a governmental guaranty or credit insurance from a governmental agency such as the Ex-Im Bank. As of December 31, 2012, the Company’s aggregate trade finance portfolio commitments which included standby and commercial letters of credit were $12.0 million.

Consumer Loans. The Company, through its subsidiary Metro United Bank, offers a wide variety of loan products to retail customers through its branch network. Loans to retail customers include automobile loans, lines of credit and other personal loans. The terms of these loans typically range from 12 to 60 months depending on the nature of the collateral and the size of the loan. At December 31, 2012, the Company’s consumer loan portfolio was $7.5 million.

 Foreign Loans.  The Company, through its subsidiary MetroBank, originates short-term U.S. dollar-denominated loans to foreign correspondent banks in China to facilitate their U.S. dollar-denominated liquidity needs.  The Company has policies with regard to lending in China and sets restrictions and limitations on such loans to highly qualified, banks.  The terms of these loans typically range from 90 to 180 days.  At December 31, 2012 and 2011, loans issued to banks in China were $43.4 million and $16.8 million, respectively.  The increase in loans from December 31, 2011 to December 31, 2012 reflected management’s effort to expand correspondent banking relationships to enhance trade business.  At December 31, 2012 the related accrued interest receivable was $57,000 and at December 31, 2011, the related accrued interest was insignificant.   At December 31, 2012 and 2011, there were no unfunded lending commitments related to foreign loans. Foreign loans are comprised of and are a subset of commercial and industrial loans.

The following table summarizes the industry concentrations of the Company’s loan portfolio that were greater than 25% of capital as segregated by the North American Industry Classification system (“NAICS”) code, as of the dates indicated:
	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
Hotels/motels	$134,068	$154,889	$173,273
Retail neighborhood center	113,316	77,979	93,742
Wholesale trade	100,454	99,913	94,090
Residential building for rent/lease	82,671	68,543	60,574
Retail strip center less than 25,000 square feet	75,848	87,717	101,152
Restaurants	71,900	63,757	68,407
Office building/warehouse	54,376	64,620	68,143
All other nonresidential building for rent/lease	105,974	94,808	88,815
All other	364,320	334,692	398,359

Gross loans	$1,102,927	$1,046,918	$1,146,555

The contractual maturity ranges of the commercial and industrial, real estate, and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2012 are summarized in the following table:
	As of December 31, 2012
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$118,524	$146,064	$75,607	$340,195
Real estate mortgage:
Residential	2,266	26,686	7,855	36,807
Commercial	111,022	389,242	164,980	665,244
Real estate construction:
Residential	1,964	456	—	2,420
Commercial	3,103	1,641	2,540	7,284
Consumer and other	891	6,640	—	7,531
Foreign loans	43,446	—	—	43,446

Gross loans	$281,216	$570,729	$250,982	$1,102,927

Loans with a predetermined interest rate	$85,839	$215,607	$40,568	$342,014
Loans with a floating interest rate (1)	195,377	355,121	210,415	760,913

Total	$281,216	$570,728	$250,983	$1,102,927

(1)	Includes $608.6 million or 55.2% of the total loan portfolio in variable rate loans with interest rate floors that carried a weighted average interest rate of 5.58%.

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

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Metro United’s loan review process is performed three times a year by an external independent loan review company.  Findings of each respective examination are reported to the Director’s Credit Committee of each bank. It is the responsibility of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and to the Board of Directors of each respective bank.

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

The following table presents information regarding nonperforming assets at the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$23,568	$31,099	$50,985	$58,236	$48,239
Accruing loans 90 days or more past due	—	—	334	420	103
Troubled debt restructurings - accruing	400	—	1,314	4,927	4,474
Troubled debt restructurings - nonaccruing	5,014	13,763	20,198	16,993	—
Other real estate (“ORE”)	12,555	19,018	19,956	22,291	4,825

Total nonperforming assets	$41,537	$63,880	$92,787	$102,867	$57,641

Total nonperforming assets to total loans and ORE	3.73%	6.01%	7.97%	7.94%	4.27%
Total nonperforming assets to total assets	2.73	4.27	5.95	6.47	3.65

Total nonperforming assets at December 31, 2012 were $41.5 million, a decrease of $22.4 million compared with $63.9 million at December 31, 2011.  Total nonperforming assets in Texas at December 31, 2012 were comprised of $19.3 million in nonaccrual loans, $1.4 million in nonaccruing troubled debt restructurings (“TDRs”), and $11.9 million in ORE.  Total nonperforming assets in California at December 31, 2012 were comprised of $4.3 million in nonaccrual loans, $400,000 in accruing TDRs, $3.6 million in nonaccruing TDRs, and $700,000 in ORE.  At December 31, 2012, significant sectors of nonaccrual loans were $9.3 million related to retail centers, $8.0 million related to commercial land, $4.0 million related to hospitality, $3.3 million related to residential multi-family real estate and $1.7 million related to residential single-family real estate.  Other real estate at December 31, 2012 and 2011 was $12.6 million and $19.0 million, a decrease of $6.5 million, which was comprised of a $5.0 million decrease in Texas and a $1.5 million decrease in California.

Total nonperforming assets at December 31, 2011 were $63.9 million, a decrease of $28.9 million compared with $92.8 million at December 31, 2010.  Total nonperforming assets in Texas at December 31, 2011 were comprised of $19.4 million in nonaccrual loans, $10.0 million in nonaccruing TDRs, and $16.9 million in ORE.  Total nonperforming assets in California at December 31, 2011 were comprised of $11.7 million in nonaccrual loans, $3.8 million in nonaccruing TDRs, and $2.1 million in ORE.  At December 31, 2011, significant sectors of nonaccrual loans were $15.2 million related to hospitality, $7.3 million related to land, $6.5 million related to retail centers, $6.4 million related to commercial real estate and $5.8 million related to an owner occupied property.  Other real estate at December 31, 2011 and 2010 was $19.0 million and $20.0 million, a decrease of $938,000, which was comprised of a $1.0 million decrease in Texas, partially offset by a $107,000 increase in California.

Had the total of nonaccrual loans and nonaccruing TDRs remained on an accrual basis, interest in the amount of approximately $1.2 million, $1.8 million and $2.3 million would have been recorded on these loans for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income of $146,000, $119,000 and $109,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Policies and procedures have been developed to assess the adequacy of the allowance for loan losses and the reserve for unfunded lending commitments that include the monitoring of qualitative and quantitative trends described above. Management of the Banks reviews and approves their respective allowance for loan losses and the reserve for unfunded lending commitments monthly and performs a comprehensive analysis quarterly, which is also presented for approval by each Bank’s Board of Directors. The allowance for credit losses is also subject to federal banking regulations. The Banks’ primary regulators conduct periodic examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology used in its determination.

The Company maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. The process used in determining the reserve is consistent with the process used for the allowance for loan losses discussed above.

The following table presents an analysis of the allowance for loan losses and unfunded lending commitments for the periods indicated:

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Average total loans outstanding	$1,062,430	$1,079,549	$1,218,826	$1,319,770	$1,294,744

Total loans outstanding at end of period	$1,100,337	$1,044,616	$1,144,310	$1,273,997	$1,346,048

Allowance for loan losses at beginning of period	$28,321	$33,757	$29,403	$24,235	$13,125
(Reduction in) provision for loan losses	(590)	3,725	17,578	25,713	16,649
Charge-offs:
Commercial and industrial	(2,394)	(3,806)	(2,412)	(10,453)	(2,783)
Real estate—mortgage	(2,100)	(7,068)	(9,234)	(6,511)	(374)
Real estate—construction	(853)	—	(2,104)	(4,089)	(2,066)
Consumer and other	(120)	(62)	(228)	(558)	(628)

Total charge-offs	(5,467)	(10,936)	(13,978)	(21,611)	(5,851)

Recoveries:
Commercial and industrial	421	548	496	790	304
Real estate—mortgage	1,865	454	209	3	—
Real estate—construction	19	743	21	270	1
Consumer and other	23	30	28	3	7

Total recoveries	2,328	1,775	754	1,066	312
Net charge-offs	(3,139)	(9,161)	(13,224)	(20,545)	(5,539)

Allowance for loan losses at end of period	24,592	28,321	33,757	29,403	24,235

Reserve for unfunded lending commitments at beginning of period	1,012	602	1,043	1,092	816
(Reduction in) provision for unfunded lending commitments	(51)	410	(441)	(49)	276

Reserve for unfunded lending commitments at end of period	961	1,012	602	1,043	1,092

Allowance for credit losses	$25,553	$29,333	$34,359	$30,446	$25,327

Ratio of allowance for loan losses to end of period total loans	2.23%	2.71%	2.95%	2.31%	1.80%
Ratio of net charge-offs to average total loans	0.30	0.85	1.08	1.56	0.43
Ratio of allowance for loan losses to end of period total nonperforming loans	84.85	63.13	46.35	36.49	45.89

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

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans	Amount	Percent of Loans to Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$8,255	34.78%	$7,966	32.60%	$8,188	30.52%	$8,526	31.27%	$8,190	34.65%
Real estate—mortgage	14,748	63.66	19,213	66.39	22,016	66.06	16,862	60.76	11,494	54.29
Real estate—construction	215	0.88	320	0.65	1,993	3.08	3,649	7.66	3,700	10.70
Consumer and other	144	0.68	137	0.36	194	0.34	262	0.31	119	0.36
Unallocated	1,230	—	685	—	1,366	—	104	—	732	—

Total allowance for loan losses	$24,592	100.00%	$28,321	100.00%	$33,757	100.00%	$29,403	100.00%	$24,235	100.00%

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

The amortized cost of securities held-to-maturity at December 31, 2012 and 2011 was $4.0 million. The fair value of securities available-for-sale was $164.0 million at December 31, 2012, a decrease of $8.3 million or 4.8% compared with $172.4 million at December 31, 2011, primarily due to normal business fluctuations.  The fair value of securities available-for-sale was $172.4 million at December 31, 2011, a decrease of $3.3 million or 1.9% compared with $175.7 million at December 31, 2010, due to normal business fluctuations.   At December 31, 2012, investment securities with a fair value of $57.9 million were pledged to secure public deposits, Federal Reserve advances, repurchase obligations, and for other purposes required or permitted by law.

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

For the year ended December 31, 2012, the Company recognized credit-related losses of $107,000 on 12 non-agency residential mortgage-backed securities and $15,000 on one asset-backed security. There were no noncredit impairments included in accumulated other comprehensive loss for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recognized credit-related losses of $166,000 on 15 non-agency residential mortgage-backed securities and $40,000 on two asset-backed securities. The noncredit portion of these impairments of $36,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2011.

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

The following table presents the amortized cost of securities classified as available-for-sale or held-to-maturity and their approximate fair values as of the dates shown, and other investments at cost. The Company had no securities classified as trading at December 31, 2012, 2011 and 2010.
	As of December 31, 2012
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$70,892	$362	$(73)	$—	$71,181
Obligations of state and political subdivisions	12,810	579	—	—	13,389
Corporate	6,080	270	—	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	56,572	1,369	—	—	57,941
Privately issued residential	718	330	—	(365)	683
Asset backed securities	187	129	—	(173)	143
Equity securities
Investment in CRA funds	14,128	233	—	—	14,361

Total available-for-sale securities	$161,387	$3,272	$(73)	$(538)	$164,048

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$711	$—	$—	$4,757

Total held-to-maturity securities	$4,046	$711	$—	$—	$4,757

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	4,509	—	—	—	4,509
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$5,592	$—	$—	$—	$5,592

	As of December 31, 2011
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,401	—	—	—	5,401
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

	As of December 31, 2010
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$112,959	$196	$(1,554)	$—	$111,601
Obligations of state and political subdivisions	4,356	57	(42)	—	4,371
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	45,285	476	(377)	—	45,384
Privately issued residential	1,564	289	(65)	(558)	1,230
Asset backed securities	342	67	—	(231)	178
Equity securities
Investment in CRA funds	13,210	—	(268)	—	12,942

Total available-for-sale securities	$177,716	$1,085	$(2,306)	$(789)	$175,706

Securities held-to-maturity
Obligations of state and political subdivisions	$4,045	$122	$—	$—	$4,167

Total held-to-maturity securities	$4,045	$122	$—	$—	$4,167

Other investments
FHLB (1)/Federal Reserve Bank(2) stock	5,842	—	—	—	5,842
Investment in subsidiary trust(3)	1,083	—	—	—	1,083

Total other investments	$6,925	$—	$—	$—	$6,925

(1)	FHLB stock held by the Banks is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings from the FHLB.
(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Trust I is carried at cost.

The following table summarizes the contractual maturity of investment securities held-to-maturity and available-for-sale at amortized cost and their weighted average yields as of December 31, 2012. No tax-equivalent adjustments were made.

	As of December 31, 2012
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		Non-maturing or After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. government corporations and agencies	$—	—%	$997	1.23%	$69,895	2.26%	$—	—%	$70,892	2.25%
Obligations of state and political subdivisions	704	3.50	—	—	786	4.10	15,366	2.20	16,856	2.34
Corporate	—	—	6,080	2.51	—	—	—	—	6,080	2.51
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	36	4.54	10	6.59	6,777	1.70	49,749	2.41	56,572	2.33
Privately issued residential	—	—	—	—	—	—	718	1.52	718	1.52
Asset backed securities	—	—	—	—	—	—	187	0.37	187	0.37
Investment in CRA funds	—	—	—	—	—	—	14,128	3.03	14,128	3.03
FHLB/Federal Reserve Bank stock	—	—	—	—	—	—	4,509	3.34	4,509	3.34
Investment in subsidiary trust	—	—	—	—	—	—	1,083	2.03	1,083	2.03

Total securities	$740	3.55%	$7,087	2.34%	$77,458	2.23%	$85,740	2.51%	$171,025	2.38%

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

As of December 31, 2012, 2011 and 2010, 97.5%, 80.6%, and 89.9%, respectively, of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and other U.S. government corporations and agencies debt securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to prepay or refinance their higher-rate mortgages. As prepayments increase, the average life of the security shortens and the premium paid must be amortized over a shorter period. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as the discount is accreted over a shorter average life. As interest rates rise, the opposite will generally be true. During a period of rising interest rates, fixed rate mortgage-backed securities tend to experience smaller prepayments of principal and consequently, the average life of this security will be longer. Additionally, the value of mortgage-backed securities generally decreases as interest rates increase. At December 31, 2012, approximately $2.9 million or 5.0% of the Company’s mortgage-backed securities and collateralized mortgage obligations (“CMOs”) earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

Included in the Company’s mortgage-backed securities at December 31, 2012, 2011 and 2010, were $10.1 million, $18.7 million, and $13.4 million, respectively, in agency-issued CMOs. CMOs are bonds that are backed by pools of mortgages and are issued by Ginnie Mae, Fannie Mae, Freddie Mac, or other private-label underwriters. The CMOs use the cash flows from the underlying mortgage collateral to structure classes of bonds called tranches with differing repayment priorities, interest characteristics and risk profiles, tailored to the needs of various types of investors. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The mortgage pool’s cash flow, for example is directed to paying off the principal to one tranche before the other classes receive any principal. When the first tranche is paid off, then the next successive tranche begins to receive principal. CMOs issued by Ginnie Mae are guaranteed by the full faith and credit of the U.S. Treasury.  CMOs issued by Fannie Mae and Freddie Mac are backed by the issuing entity. In private-label CMOs, any losses on underlying mortgages are directed to dedicated tranches, giving other tranches additional credit protection. At December 31, 2012, 2011 and 2010, the fair value of private-label CMOs was $683,000, $667,000 and $1.2 million, respectively.

  Investment in subsidiary trust represents the Company’s ownership of trust common securities of the statutory business trust, formed for the purpose of issuing junior subordinated debentures to third-party investors. See the discussion in—“Junior Subordinated Debentures.”

Deposits

The Company’s lending and investing activities are funded principally by deposits. At December 31, 2012, 36.2% of the Company’s total deposits were interest-bearing certificates of deposit (CDs), 39.4% were interest-bearing savings, NOW, and money market accounts and 24.4% were noninterest-bearing demand deposit accounts. Total deposits at December 31, 2012 were $1.27 billion compared with $1.25 billion at December 31, 2011, an increase of $15.5 million or 1.2%. Total deposits at December 31, 2011 were $1.25 billion compared with $1.29 billion at December 31, 2010, a decrease of $42.6 million or 3.3%.

Average noninterest-bearing demand deposits for the year ended December 31, 2012 were $269.3 million, an increase of $32.9 million or 13.9%, compared with $236.4 million for the same period in 2011. Average noninterest-bearing demand deposits for the year ended December 31, 2011 increased $31.7 million or 15.5%, compared with $204.8 million for the same period in 2010.

Average interest-bearing deposits for the year ended December 31, 2012 were $983.4 billion, a decrease of $34.8 million or 3.4%, compared with $1.02 billion for the same period in 2011. Average interest-bearing deposits for the year ended December 31, 2011 decreased $117.3 million or 10.3%, compared with $1.14 billion for the same period in 2010.

Average total deposits for the year ended December 31, 2012 were $1.25 billion, a decrease of $1.9 million or 0.2%, compared with $1.25 billion for the same period in 2012. Average total deposits for the year ended December 31, 2011 decreased $85.6 million or 6.4%, compared with $1.34 billion for the same period in 2010.  Average deposits decreased during 2012 and 2011 as the result of strategic efforts to reduce the cost of funds and to manage asset growth.  As a result of these strategic efforts, for the year ended December 31, 2012, average noninterest-bearing demand deposits increased $32.9 million or 13.9%, while average interest-bearing deposits declined $34.8 million or 3.4% compared with the same period in 2011, and for the year ended December 31, 2011, average noninterest-bearing demand deposits increased $31.7 million or 15.5%, while average interest-bearing deposits declined $117.3 million or 10.3% compared with the same period in 2010.

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

The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2012, 2011 and 2010 are presented below:

	Years Ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Average interest-bearing deposits:
NOW checking	$67,337	0.13%	$62,266	0.29%	$56,456	0.47%
Savings and money market deposits	444,539	0.47	415,657	0.75	456,291	1.12
Time deposits less than $100,000	149,222	0.99	183,404	1.22	201,678	1.70
Time deposits $100,000 and over	322,304	1.21	356,855	1.54	421,044	2.00

Total average interest-bearing deposits	983,402	0.77	1,018,182	1.08	1,135,469	1.52
Average noninterest-bearing deposits	269,306	—	236,413	—	204,755	—

Total average deposits	$1,252,708	0.60%	$1,254,595	0.88%	$1,340,224	1.29%

The following table sets forth the amount of the Company’s time deposits that are $100,000 or greater by time remaining until maturity as of December 31, 2012:

December 31, 2012
(Dollars in thousands)
Three months or less	$54,980
Over three through six months	46,785
Over six through 12 months	106,278
Over 12 months	98,779

Total	$306,822

The Company had $21.4 million and $29.8 million of brokered deposits at December 31, 2012 and 2011, respectively.  However, as a result of the Agreement between MetroBank and the OCC, MetroBank cannot acquire, accept, renew or roll over any brokered deposits without OCC approval. There were no major deposit concentrations as of December 31, 2012 or 2011.

Junior Subordinated Debentures

As of December 31, 2012 and 2011, the Company had $36.1 million outstanding in junior subordinated debentures issued to its unconsolidated subsidiary trust, MCBI Trust I. The debentures were issued to fund the Company’s acquisition of Metro United.

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

During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on the junior subordinated debentures with a notional amount of $17.5 million. Under the five-year swap contract, beginning December 2010, the Company began paying a fixed interest rate of 5.38% and receiving a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements that began in March 2011. See Note 18 - “Derivative Financial Instruments” to the notes in the consolidated financial statements.

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings sources typically include advances from the Federal Home Loan Bank (“FHLB”) of Dallas and from the FHLB of San Francisco. Other borrowings at December 31, 2012 consisted of $25.0 million in fixed and variable rate security repurchase agreements. Cash flows from borrowings transactions are classified in financing activities in the consolidated statements of cash flows under net change in other borrowings.

The Company has entered into securities repurchase agreements with two counterparty financial institutions that bear a weighted average interest rate per annum of 3.71% and mature on December 31, 2014. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year. The Company has pledged and transferred securities as collateral under repurchase agreements with an aggregate fair value of $31.6 million as of December 31, 2012. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.

In February 2010, the Company issued a promissory note to one of the Company’s Co-Chairmen of the Board and to an affiliate of one of the Company’s 5% or more shareholders.  Each note was issued for a principal amount of $500,000.  The notes, as amended in February 2012, were to mature February 10, 2013 and bore interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010; however, the promissory notes were repaid in the fourth quarter of 2012.

There were no other short-term borrowings at December 31, 2012.  Other short-term borrowings at December 31, 2011 include $315,000 in TT&L payments deposited in the Company. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company had pledged securities with a fair value of $322,000 at December 31, 2011 to secure those TT&L deposits.

The total unused borrowing capacity from the FHLBs was $441.0 million and $404.3 million at December 31, 2012 and 2011, respectively. Additionally, at December 31, 2012 and 2011, unused borrowing capacity from the Federal Reserve Bank discount window was $10.3 million, with which the Company had pledged securities with a fair value of $10.6 million at December 31, 2012 and 2011. The Company also had unused lines of credit with correspondent banks of $5.0 at December 31, 2012 and 2011.

The following table presents, as of the dates indicated, the categories of other borrowings by the Company:

	As of and for the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Federal funds purchased:
On December 31,	$—	$—	$—
average during the year	—	—	2
maximum month end balance during the year	—	—	—
Interest rate at end of period	—%	—%	—%
Interest rate during period	—	—	0.73

FHLB notes and advances:
On December 31,	$—	$—	$30,000
average during the year	3	14,548	20,466
maximum month end balance during the year	—	30,000	30,000
Interest rate at end of period	—%	—%	0.49%
Interest rate during period	0.02	0.44	0.49

Security repurchase agreements:
On December 31,	$25,000	$25,000	$25,000
average during the year	25,000	25,000	25,000
maximum month end balance during the year	25,000	25,000	25,000
Interest rate at end of period	3.71%	3.71%	3.71%
Interest rate during period	3.71	3.71	3.71

Unsecured debentures:
On December 31,	$—	$1,000	$1,000
average during the year	926	1,000	889
maximum month end balance during the year	1,000	1,000	1,000
Interest rate at end of period	5.00%	5.00%	5.00%
Interest rate during period	5.00	5.00	5.00

Federal Reserve TT&L:
On December 31,	$—	$315	$804
average during the year	2	467	660
maximum month end balance during the year	—	742	1,075

Contractual Obligations

The following table presents the payments due by period for the Company’s contractual borrowing obligations (other than deposit obligations with no stated maturities) as of December 31, 2012:

	Within One Year	After One But Within Three Years	After Three But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$323,264	$123,727	$11,643	$19	$458,653
Security repurchase agreements	—	25,000	—	—	25,000
Junior subordinated debentures	—	—	—	36,083	36,083
Interest on time deposits, unsecured debentures and borrowings(1)	5,578	4,909	1,530	12,007	24,024

Total borrowing obligations	$328,842	$153,636	$13,173	$48,109	$543,760
Operating lease obligations	2,127	3,832	1,305	73	7,337

Total contractual obligations	$330,969	$157,468	$14,478	$48,182	$551,097

(1)	Assumes that variable interest rates on borrowings will contractually reset based on LIBOR as of January 31, 2013.

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

Management of these risks and the equally critical liquidity management are vital to the long-term health of the organization. Both MetroBank and Metro United have an Asset and Liability Committee (“ALCO”), which manages these risk factors in accordance with policies approved by each bank’s Board of Directors. The ALCO of MetroBank is composed of senior officers and an independent director, and the ALCO for Metro United is chaired by an independent director and includes senior officers. The ALCO of each Bank formulates strategies in order to manage the exposure to interest rate risk within Board of Director approved tolerance limits while maximizing profitability and capital stability in various interest rate environments. The ALCO of each Bank meets regularly to review, among other things, the overall asset and liability composition, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO of each Bank reviews liquidity, cash flow flexibility, pricing structures, loan and deposit activity and current market conditions on both a local and national level.

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

A basic tool for measuring interest rate sensitivity is “GAP” analysis, or the difference between interest-earning assets and interest-bearing liabilities that mature or reprice during a specific time period. Interest rate sensitivity reflects the net assets or liabilities that potentially could be impacted by a movement in interest rates over a given time frame. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period, generally one year. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of declining interest rates, a positive GAP would tend to adversely affect net interest income, while a negative GAP would tend to result in an increase in net interest income. At the end of 2011 and 2012, the Company has remained asset sensitive in anticipation that the next significant move in short-term interest rates is likely to be an increase since the fed funds rates that drive much of the loan and deposit pricing is near zero and unlikely to fall further. Rates are expected to remain low for an extended period, “at least as long as the unemployment rate remains above 6 ½ percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Federal Open Markets Committee’s (“the Committee”) two percent longer-run goal, and longer-term inflation expectations continue to be well-anchored”, according to the Committee’s statement after their January 29 and 30, 2013 meeting.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2012:

	Volumes Subject to Repricing
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	3-5 Years	5-10 Years	Greater Than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$20,648	$28,821	$50,657	$23,311	$14,195	$30,383	$4,588	$172,603
Gross loans	523,934	139,173	96,769	147,742	148,877	17,136	29,296	1,102,927
Federal funds sold and other short-term investments (2)	132,663	10,236	488	180	—	—	—	143,567

Total interest-bearing assets	677,245	178,230	147,914	171,233	163,072	47,519	33,884	1,419,097

Interest-bearing liabilities:
Demand, money market and savings deposits	498,681	—	—	—	—	—	—	498,681
Time deposits	41,301	130,433	151,530	123,727	11,643	19	—	458,653
Other borrowings	—	10,000	—	15,000	—	—	—	25,000
Junior subordinated debentures (3)	—	36,083	—	—	—	—	—	36,083

Total interest-bearing liabilities	539,982	176,516	151,530	138,727	11,643	19	—	1,018,417

Period GAP	$137,263	$1,714	$(3,616)	$32,506	$151,429	$47,500	$33,884	$400,680

Cumulative GAP	$137,263	$138,977	$135,361	$167,867	$319,296	$366,796	$400,680

Period GAP to total assets	9.40%	0.12%	(0.25)%	2.23%	10.37%	3.25%	2.32%
Cumulative GAP to total assets	9.40%	9.52%	9.27%	11.50%	21.87%	25.12%	27.45%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	125.42%	119.40%	115.59%	116.67%	131.35%	136.02%	139.35%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Includes interest-bearing time deposits in banks.
(3)
The junior subordinated debentures are subject to an interest rate swap with a notional amount of $17.5 million, paying a fixed interest rate of 5.38% and receiving variable interest of three-month LIBOR plus a margin of 1.55%.  See Note 18 – "Derivative Financial Instruments" to the consolidated financial statements for more information.

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

Presented below, as of December 31, 2012 and 2011, is an analysis of the Company’s interest rate risk as measured by volatility in net interest income and EVE for an instantaneous parallel shift of +/-100, +200 and +300 basis points in interest rates (with short-term interest rates near zero, a -200 basis point model is not meaningful):

	Net Interest Income Volatility(1)		Economic Value of Equity (EVE) Volatility(2)
	2012	2011	2012	2011
Change in Interest Rates
+300 bp	18.42%	19.64%	7.80%	13.34%
+200 bp	10.05	12.56	5.34	11.43
+100 bp	4.00	7.88	2.87	7.81
–100 bp	(4.23)	(2.56)	(2.31)	(3.05)

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

The prime rate in effect for December 31, 2012 and 2011 was 3.25%. The Federal Open Markets Committee left the fed funds target rate unchanged at 0.25% in 2011 and 2012. The Company has mitigated interest rate risk as illustrated above by the reduced volatility on net interest income and the stability of EVE.

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

Management believes the Company has sufficient liquidity or ready access to liquidity to fund all anticipated obligations that could arise in the present economic environment. Access to credit facilities at the Federal Reserve Bank discount window, the FHLB and other correspondent banks ensure the availability of cash for short-term and long-term needs. In addition to overnight borrowings, the Company has used FHLB advances and security repurchase agreements as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. FHLB advances and borrowings are collateralized by blanket liens that include one-to-four-family mortgage loans, multi-family mortgage loans, home equity, commercial construction real estate and other commercial real estate loans as noted on MetroBank’s and Metro United’s most current Call Report Data filed with the FDIC, which is updated quarterly. In addition, the blanket lien includes investment securities held in safekeeping at the FHLB. At December 31, 2012, the Company had unused borrowing capacity of $441.0 million from the FHLB, $10.3 million from the Federal Reserve Bank discount window, and $5.0 million from other correspondent banks.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2012 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$74,203	$11,069	$5,838	$8,364	$99,474
Standby letters of credit	4,220	5,011	871	285	10,387
Commercial letters of credit	1,595	—	—	—	1,595
Operating leases	2,127	3,832	1,305	73	7,337

Total financial instruments with off-balance sheet risk	$82,145	$19,912	$8,014	$8,722	$118,793

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

Shareholders’ equity at December 31, 2012 was $177.0 million, an increase of $11.8 million or 7.2% compared with shareholders’ equity of $165.2 million at December 31, 2011. The increase was primarily the result of an increase in net income and other comprehensive income, partially offset by dividends on Series A Preferred Stock.  Shareholders’ equity at December 31, 2011 was $165.2 million, an increase of $6.4 million or 4.0% compared with shareholders’ equity of $158.8 million at December 31, 2010. The increase was primarily the result of increases for the year ended December 31, 2011 in net income and other comprehensive income, partially offset by dividends on Series A Preferred Stock.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009.   The payment of future dividends by the Company will be made at the discretion of the Company's Board of Directors and will be subject to any regulatory restrictions imposed by the Federal Reserve Board.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and its subsidiary banks.  The Company paid no common dividends during 2012, 2011 or 2010.   Preferred dividends paid for the years ended December 31, 2012, 2011 and 2010 were $1.43 million or $31.84 per share, $2.83 million or $62.97 per share and $1.70 million or $37.80 per share, respectively.

The following table provides a comparison of the Company’s and the Banks’ leverage and risk-weighted capital ratios as of December 31, 2012 to the minimum and well capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Capitalized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At December 31, 2012
The Company
Leverage ratio	4.00%	(1)	N/A	13.18%
Tier 1 risk-based capital ratio	4.00		N/A	16.68
Total risk-based capital ratio	8.00		N/A	17.95
MetroBank
Leverage ratio	4.00%	(2)	5.00%	12.70%
Tier 1 risk-based capital ratio	4.00		6.00	16.53
Total risk-based capital ratio	8.00		10.00	17.80
Metro United
Leverage ratio	4.00%	(3)	5.00%	12.76%
Tier 1 risk-based capital ratio	4.00		6.00	15.07
Total risk-based capital ratio	8.00		10.00	16.34

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

As of December 31, 2012 and 2011, $35.0 million in trust preferred securities issued by MCBI Trust I were included in the Company’s Tier 1 capital for regulatory purposes and none were included in Tier 2 capital. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The quantitative limits were fully effective on March 31, 2011. The rules had no effect on the amount of trust preferred securities that the Company may include in its Tier 1 capital as of December 31, 2012 and 2011.

MCBI Trust I holds junior subordinated debentures the Company issued with a 30-year maturity. The  rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Under the Dodd-Frank Act, the Company must deduct all trust preferred securities issued on or after May 19, 2010 from the Company's Tier 1 capital; however, bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009, such as the Company, are not required to deduct existing trust preferred securities issued prior to May 19, 2010 from Tier 1 capital.

New Accounting Pronouncements

See Note 1 - “Summary of Significant Accounting Policies” of the notes to consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

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

Item 8.      Financial Statements and Supplementary Data

Reference is made to the financial statements, the reports thereon, the notes thereto commencing at page 65 of this Annual Report on Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in fiscal 2012 and 2011 (in thousands, except per share data):

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$15,516	$16,029	$16,181	$16,398	$16,493	$16,768	$16,737	$17,451
Interest expense	2,214	2,381	2,536	2,754	2,921	3,243	3,489	3,751

Net interest income	13,302	13,648	13,645	13,644	13,572	13,525	13,248	13,700
(Reduction in) provision for loan losses	(890)	(300)	200	400	1,275	875	1,245	330

Net interest income after (reduction in) provision for loan losses	14,192	13,948	13,445	13,244	12,297	12,650	12,003	13,370
Noninterest income	1,906	1,872	1,760	1,803	2,168	1,816	1,571	1,659
Noninterest expense	11,921	11,529	11,312	10,933	13,509	11,435	10,023	11,763

Income before income taxes	4,177	4,291	3,893	4,114	956	3,031	3,551	3,266
Provision for income taxes	1,329	1,410	1,267	1,346	1,284	762	1,188	1,140

Net income (loss)	$2,848	$2,881	$2,626	$2,768	$(328)	$2,269	$2,363	$2,126

Dividend—preferred stock	—	(20)	(811)	(598)	(599)	(601)	(605)	(605)
Adjustment from repurchase of preferred stock	—	(149)	706	—	—	—	—	—
Net income (loss) available to common shareholders	$2,848	$2,712	$2,521	$2,170	$(927)	$1,668	$1,758	$1,521

Earnings (loss) per share:
Basic	$0.16	$0.15	$0.16	$0.16	$(0.07)	$0.13	$0.13	$0.12
Diluted	$0.15	$0.15	$0.16	$0.16	$(0.07)	$0.13	$0.13	$0.12
Weighted average shares outstanding:
Basic	18,313	18,307	15,493	13,169	13,145	13,145	13,142	13,136
Diluted	18,652	18,648	15,753	13,309	13,145	13,234	13,234	13,205
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$—

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting principles or practices or financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

As of December 31, 2012, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Item 9B.     Other Information

None.

PART III
Item 10.      Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 pursuant to Regulation 14A under the Exchange Act (the “2013 Proxy Statement”) is incorporated herein by reference in response to this item.

Item 11.     Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.     Principal Accountant Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing on page 65 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm for 2012 and 2011

Report of Independent Registered Public Accounting Firm for 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

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

10.7†
Form of Restricted Stock Agreement (CPP Long-Term) under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.13†
Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2012).

10.14†
Form of Incentive Stock Option Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No.  333-181629)).

10.15†
Form of Nonqualified Stock Option Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (No.  333-181629)).

10.16†
Form of Stock Appreciation Rights Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (No.  333-181629)).

10.17†
Form of Restricted Stock Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (No.  333-181629)).

10.18†
Form of Restricted Stock Agreement (CPP Long-Term) under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (No.  333-181629)).

10.19
Underwriting Agreement dated June 27, 2012, by and among the Company., MetroBank, N.A., Metro United Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P., as representatives of the several underwriters named in the Underwriting Agreement, and the United States Department of the Treasury (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 28, 2012).

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

METROCORP BANCSHARES, INC. (Registrant)

Date: March 21, 2013	By:	/s/ George M. Lee
George M. Lee Co-Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Signature	Title	Date

/s/ DON J. WANG	Co-Chairman of the Board	March 21, 2013
Don J. Wang

/s/ GEORGE M. LEE	Co-Chairman, President and Chief Executive Officer (principal executive officer)	March 21, 2013
George M. Lee

/s/ DAVID TAI	Director	March 21, 2013
David Tai

/s/ DAVID C. CHOI	Chief Financial Officer (principal financial officer and principal accounting officer)	March 21, 2013
David C. Choi

/s/ KRISHNAN BALASUBRAMANIAN	Director	March 21, 2013
Krishnan Balasubramanian

/s/ HELEN F. CHEN	Director	March 21, 2013
Helen F. Chen

/s/ MAY P. CHU	Director	March 21, 2013
May P. Chu

/s/ SHIRLEY L. CLAYTON	Director	March 21, 2013
Shirley L. Clayton

/s/ ROBERT W. HSUEH	Director	March 21, 2013
Robert W. Hsueh

/s/ JOHN LEE	Director	March 21, 2013
John Lee

/s/ SAISHI FRANK LI	Director	March 21, 2013
Saishi Frank Li

/s/ CHARLES L. ROFF	Director	March 21, 2013
Charles L. Roff

/s/ JOE TING	Director	March 21, 2013
Joe Ting

/s/ YUEPING SUN	Director	March 21, 2013
Yueping Sun

/s/ DANIEL B. WRIGHT	Director	March 21, 2013
Daniel B. Wright

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
METROCORP BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:

We  have  audited  the  accompanying  consolidated  balance  sheet  of  MetroCorp  Bancshares,  Inc.  and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company as of December 31, 2010 were audited by other auditors whose report thereon dated March 15, 2011 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroCorp Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Houston, Texas
March 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MetroCorp Bancshares, Inc.:

In our opinion, the consolidated statement of operations, comprehensive income (loss), changes in shareholders' equity and cash flows of MetroCorp Bancshares, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2011

METROCORP BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$31,203	$28,798
Federal funds sold and other short-term investments	128,246	164,811

Total cash and cash equivalents	159,449	193,609
Interest-bearing time deposits in banks	15,321	—
Securities available-for-sale, at fair value	119,422	121,633
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	44,626	50,756

Total securities available-for-sale	164,048	172,389
Securities held-to-maturity, at cost (fair value of $4,757 and $4,536)	4,046	4,046
Other investments	5,592	6,484
Loans, net of allowance for loan losses of $24,592 and $28,321, respectively	1,075,745	1,015,095
Loans, held-for-sale	—	1,200
Accrued interest receivable	4,120	4,327
Premises and equipment, net	4,046	4,697
Goodwill	14,327	14,327
Deferred tax asset, net	13,110	14,995
Customers’ liability on acceptances	7,045	5,152
Foreclosed assets, net	12,555	19,018
Cash value of bank owned life insurance	32,794	31,427
Prepaid FDIC assessment	3,439	5,204
Other assets	4,175	2,561

Total assets	$1,519,812	$1,494,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$309,696	$259,397
Interest-bearing	957,334	992,178

Total deposits	1,267,030	1,251,575
Junior subordinated debentures	36,083	36,083
Other borrowings	25,000	26,315
Accrued interest payable	233	310
Acceptances outstanding	7,045	5,152
Other liabilities	7,390	9,913

Total liabilities	1,342,781	1,329,348

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares and 45,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	45,003
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,766,765 and 13,340,815 shares issued and 18,746,385 and 13,340,815 outstanding at December 31, 2012 and 2011, respectively	18,767	13,341
Additional paid-in-capital	74,998	33,816
Retained earnings	82,881	73,188
Accumulated other comprehensive income (loss)	567	(165)
Treasury stock, at cost, 20,380 shares and no shares at December 31 2012 and 2011, respectively	(182)	—

Total shareholders’ equity	177,031	165,183

Total liabilities and shareholders’ equity	$1,519,812	$1,494,531

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Loans	$58,525	$61,798	$72,746
Securities:
Taxable	4,006	4,452	3,632
Tax-exempt	553	390	457
Other investments	182	167	259
Federal funds sold and other short-term investments (1)	858	642	357
Total interest income	64,124	67,449	77,451

Interest expense:
Time deposits	5,370	7,745	11,887
Demand and savings deposits	2,185	3,300	5,401
Junior subordinated debentures	1,338	1,307	2,047
Subordinated debentures and other borrowings	992	1,052	1,084
Total interest expense	9,885	13,404	20,419

Net interest income	54,239	54,045	57,032
(Reduction in) provision for loan losses	(590)	3,725	17,578

Net interest income after (reduction in) provision for loan losses	54,829	50,320	39,454
Noninterest income:
Service fees	4,375	4,336	4,518
Gain on securities, net	208	199	679
Total other-than-temporary-impairment (“OTTI”) on securities	(149)	(242)	(625)
Less: Noncredit portion of OTTI	27	36	139

Net impairments on securities	(122)	(206)	(486)
Increase in cash value of bank owned life insurance	1,367	1,440	1,462
Other noninterest income	1,513	1,445	1,390
Total noninterest income	7,341	7,214	7,563
Noninterest expense:
Salaries and employee benefits	23,857	20,707	20,584
Occupancy and equipment	6,877	7,308	7,577
Foreclosed assets, net	2,686	3,814	6,604
FDIC assessment	1,846	2,489	3,295
Legal and other professional fees	2,660	2,408	2,038
Goodwill impairment	—	3,000	2,000

Telecommunications expense	916	772	802
Printing and supplies expense	752	622	592
Other noninterest expense	6,101	5,610	4,804

Total noninterest expense	45,695	46,730	48,296
Income (loss) before provision (benefit) for income taxes	16,475	10,804	(1,279)
Provision (benefit) for income taxes	5,352	4,374	(352)

Net income (loss)	$11,123	$6,430	$(927)

Dividends and discount —preferred stock	(1,429)	(2,410)	(2,410)
Adjustment from repurchase of preferred stock	557	—	—
Net income (loss) available to common shareholders	$10,251	$4,020	$(3,337)

Earnings (loss) per common share:
Basic	$0.63	$0.31	$(0.28)
Diluted	$0.62	$0.30	$(0.28)

Weighted average shares outstanding:
Basic	16,331	13,142	12,069
Diluted	16,551	13,227	12,069
Dividends per common share	$—	$—	$—

(1)	Includes interest-bearing time deposits in banks.

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$11,123	$6,430	$(927)
Other comprehensive income (loss), net of tax:
Change in accumulated gain (loss) on effective cash flow hedging derivatives	139	(326)	(910)
Change in unrealized losses on investment securities:
Securities with OTTI charges during the period	(95)	(155)	(400)
Less: OTTI charges recognized in net income	(78)	(132)	(311)

Net unrealized losses on investment securities with OTTI	(17)	(23)	(89)

Unrealized holding gains arising during the period	743	2,547	304
Less: reclassification adjustment for gains included in net income	133	127	435

Net unrealized gains (losses) on investment securities	610	2,420	(131)

Other comprehensive income (loss)	732	2,071	(1,130)

Total comprehensive income (loss)	$11,855	$8,501	$(2,057)

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(In thousands)
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Treasury Stock At
	Shares	At Par	Shares	At Par	Capital	Earnings	(Loss)	Cost	Total
Balance at December 31, 2009	45	$44,718	10,927	$10,995	$29,114	$72,505	$(1,106)	$(920)	$155,306

Re-issuance of treasury stock	—	—	78	—	(705)	—	—	952	247
Issuance of common stock	—	—	2,235	2,235	4,766	—	—	—	7,001
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	3	—	—	—	3
Forfeiture of restricted stock	—	—	(10)	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	(927)	—	—	(927)
Amortization of preferred stock discount	—	143	—	—	—	(143)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,130)	—	(1,130)
Dividends—preferred stock	—	566	—	—	—	(2,267)	—	—	(1,701)

Balance at December 31, 2010	45	$45,427	13,230	$13,230	$33,178	$69,168	$(2,236)	$—	$158,767

Issuance of common stock	—	—	111	111	547	—	—	—	658
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	91	—	—	—	91
Net income	—	—	—	—	—	6,430	—	—	6,430
Amortization of preferred stock discount	—	142	—	—	—	(142)	—	—	—
Other comprehensive income	—	—	—	—	—	—	2,071	—	2,071
Dividends—preferred stock	—	(566)	—	—	—	(2,268)	—	—	(2,834)

Balance at December 31, 2011	45	$45,003	13,341	$13,341	$33,816	$73,188	$(165)	$—	$165,183

Issuance of common stock	—	—	5,426	5,426	40,543	—	—	—	45,969
Repurchase of common stock	—	—	—	—	—	—	—	(182)	(182)
Repurchase of preferred stock	(45)	(45,000)	—	—	557	—	—	—	(44,443)
Stock-based compensation expense related to stock options recognized in earnings	—	—	—	—	82	—	—	—	82
Net income	—	—	—	—	—	11,123	—	—	11,123
Amortization of preferred stock discount	—	285	—	—	—	(285)	—	—	—
Other comprehensive income	—	—	—	—	—	—	732	—	732
Dividends—preferred stock	—	(288)	—	—	—	(1,145)	—	—	(1,433)

Balance at December 31, 2012	—	$—	18,767	$18,767	$74,998	$82,881	$567	$(182)	$177,031

The accompanying notes are an integral part of these consolidated financial statements.

METROCORP BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,123	$6,430	$(927)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,034	1,388	1,594
(Reduction in) provision for loan losses	(590)	3,725	17,578
Impairment on securities	122	206	486
Impairment on goodwill	—	3,000	2,000
Gain on securities transactions, net	(208)	(199)	(679)
Loss on sale and write-downs of foreclosed assets	1,384	1,705	3,605
Loss (gain) on sale of premises and equipment	—	11	(7)
Amortization of premiums and discounts on securities	491	253	18
Amortization of deferred loan fees and discounts	(1,209)	(1,153)	(1,302)
Amortization of core deposit intangibles	56	87	127
Stock-based compensation expense	1,281	450	363
Deferred income taxes provision (benefit)	1,552	1,438	(2,655)
Changes in:
Accrued interest receivable	207	355	479
Other assets	553	820	2,067
Accrued interest payable	(77)	(137)	(178)
Other liabilities	(2,384)	1,995	1,839

Net cash provided by operating activities	13,335	20,374	24,408

Cash flows from investing activities:
Net change in interest-bearing time deposits in banks	(15,321)	—	—
Purchases of securities available-for-sale	(118,867)	(134,397)	(190,324)
Purchases of other investments	(2)	(3)	(51)
Proceeds from sales of securities available-for-sale	3,621	7,927	50,154
Proceeds from sales and maturities of other investments	895	444	14,704
Proceeds from maturities and principal paydowns of securities available-for-sale	124,107	133,271	62,662
Net change in loans	(69,067)	65,576	95,707
Proceeds from sale of foreclosed assets	16,495	25,343	20,788
Proceeds from sale of premises and equipment	—	—	9
Purchases of premises and equipment	(383)	(719)	(931)

Net cash (used in) provided by investing activities	(58,522)	97,442	52,718

Cash flows from financing activities:
Net change in:
Deposits	15,455	(42,609)	(69,983)
Other borrowings	(1,315)	(30,489)	31,291
Proceeds from issuance of common stock	42,945	—	6,899
Repurchase of common stock	(182)	—	—
Repurchase of preferred stock	(44,443)	—	—
Dividends paid on preferred stock	(1,433)	(2,834)	(1,701)

Net cash provided by (used in) financing activities	11,027	(75,932)	(33,494)

Net (decrease) increase in cash and cash equivalents	(34,160)	41,884	43,632
Cash and cash equivalents at beginning of year	193,609	151,725	108,093

Cash and cash equivalents at end of year	$159,449	$193,609	$151,725

Supplemental information:
Interest paid	$9,962	$13,541	$20,597
Income taxes paid	4,582	1,870	3,675
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	3,024	657	349
Foreclosed assets acquired	11,416	26,110	22,058
Loans originated to finance foreclosed assets	6,501	9,953	3,955

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

Use of Estimates

These financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses, goodwill, impairment of investment securities, stock-based compensation, fair value and deferred income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments with original maturities of less than three months.

Interest-Bearing Time Deposits in Banks

Interest-bearing time deposits in banks mature within two years and are carried at cost.

Securities

Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Investment securities classified as available-for-sale are reported at estimated fair value, and unrealized net gains and temporary losses are excluded from income and reported, net of the associated deferred income tax effect, as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company does not have trading securities. Interest income includes amortization of purchase premiums and discounts. Realized gains and losses from sales of available-for-sale securities are recorded in earnings using the specific identification method. The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify OTTIs in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, and interest-rate related including general credit spread widening); (3) the financial condition of and near-term prospects of the issuer, and (4) the Company’s intent not to sell and that it is not more likely than not that the Company would be required to sell the security before the anticipated recovery of its amortized cost basis. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings. Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a recognized loss, of the individual securities to their fair value. When an other-than-temporary-impairment (“OTTI”) of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTIs of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss) (“OCI”).

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

Other Borrowings

Other borrowings typically include U.S. Treasury tax note option accounts with maturities of 14 days or less, Federal Home Loan Bank (FHLB) borrowings and Subordinated Debentures.

Repurchase Agreements

The Company has entered into securities repurchase agreements for the purpose of long-term borrowing to control interest rate risk. Under these repurchase agreements the Company sells and transfers securities to counterparties subject to agreements to repurchase the securities from the counterparties on a future date. Securities sold by the Company under repurchase agreements include direct obligations of the U.S. government, government sponsored entities and federal agencies. The securities repurchase agreements are accounted for as collateralized financing transactions in the accompanying consolidated balance sheet and the Company’s obligations to repurchase securities under the repurchase agreements are reflected as a liability at the sale price plus accrued interest. The Company may be required to pledge other securities, financial instruments and cash from time to time to secure the Company’s repurchase obligations under repurchase agreements. These pledged assets are carried on the Company’s consolidated balance sheets as assets of the Company.

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

Derivative Financial Instruments

The Company’s hedging policies permit the use of derivative financial instruments to manage interest rate risk. Derivatives are recorded at fair value on the Company’s balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. The Company considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk.  Fair value adjustments related to cash flow hedges are recorded in other comprehensive income. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting for that derivative or position.

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

Fair values of financial instruments are based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value.

Comprehensive Income

Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of comprehensive income (loss) and the consolidated statements of changes in shareholders’ equity.

New Authoritative Accounting Guidance

Accounting Standards Updates

Accounting Standards Update (“ASU”) ASU No. 2013-02–“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts ASU 2013-02 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2013-01 – “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and clarifies that ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement . ASU 2013-01 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2012-06 – “Business Combinations (Topic 805) -  Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”.  ASU No. 2012-06 states that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2012-04 – “Technical Corrections and Improvements”.  The amendments in ASU No. 2012-04 represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The amendments are categorized as (1) source literature amendments (2) guidance clarification and reference corrections and (3) relocated guidance.  Additionally, the amendments are intended to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments in ASU No. 2012-04 that do not have transition guidance were effective October 1, 2012. The amendments that are subject to the transition guidance were effective for fiscal periods beginning on January 1, 2013. ASU No. 2012-04 did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU 2012-02 "Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 was effective for the Company beginning January 1, 2013 and did not have a significant impact on the Company's financial condition, results of operations or cash flows.

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

ASU No. 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 was effective for the Company for annual and interim periods beginning on January 1, 2013, and did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

2. Cash and Cash Equivalents

The Company is required by the Board of Governors of the Federal Reserve System to maintain average daily reserve balances. As of December 31, 2012, the Company’s vault cash balance was more than sufficient to meet the average daily reserve balance requirement.

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

At December 31, 2012 and 2011, the amortized cost, unrealized gains, unrealized losses, OTTI and fair value of securities was as follows (in thousands):

	As of December 31, 2012
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$70,892	$362	$(73)	$—	$71,181
Obligations of state and political subdivisions	12,810	579	—	—	13,389
Corporate	6,080	270	—	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	56,572	1,369	—	—	57,941
Privately issued residential	718	330	—	(365)	683
Asset backed securities	187	129	—	(173)	143
Equity securities
Investment in CRA funds	14,128	233	—	—	14,361

Total available-for-sale securities	$161,387	$3,272	$(73)	$(538)	$164,048

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$711	$—	$—	$4,757

Total held-to-maturity securities	$4,046	$711	$—	$—	$4,757

Other investments
FHLB (1)/Federal Reserve Bank (2) stock	4,509	—	—	—	4,509
Investment in subsidiary trust (3)	1,083	—	—	—	1,083

Total other investments	$5,592	$—	$—	$—	$5,592

	As of December 31, 2011
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government corporations and agencies	$91,660	$546	$(7)	$—	$92,199
Obligations of state and political subdivisions	5,467	279	(40)	—	5,706
Corporate	6,102	57	(18)	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	52,594	1,160	(15)	—	53,739
Privately issued residential	900	232	(23)	(442)	667
Asset backed securities	231	56	—	(185)	102
Equity securities
Investment in CRA funds	13,700	135	—	—	13,835

Total available-for-sale securities	$170,654	$2,465	$(103)	$(627)	$172,389

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$490	$—	$—	$4,536

Total held-to-maturity securities	$4,046	$490	$—	$—	$4,536

Other investments
FHLB (1)/Federal Reserve Bank (2) stock	5,401	—	—	—	5,401
Investment in subsidiary trust (3)	1,083	—	—	—	1,083

Total other investments	$6,484	$—	$—	$—	$6,484

(1)
FHLB stock held by the Banks is subject to certain restrictions under a credit policy of the FHLB dated May 1, 1997. Redemption of FHLB stock is dependent upon repayment of borrowings, if any, from the FHLB.

(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Trust I is carried at cost.

The following table displays the fair value and gross unrealized losses of securities available-for-sale as of December 31, 2012 and 2011, for which OTTI has not been recognized that were in a continuous unrealized loss position for the periods indicated (in thousands). There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2012 and 2011.

	As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government corporations and agencies	$9,921	$(73)	$—	$—	$9,921	$(73)
Mortgage-backed securities and collateralized mortgage obligations:
Privately issued residential	—	—	72	—	72	—

Total securities	$9,921	$(73)	$72	$—	$9,993	$(73)

	As of December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government corporations and agencies	$4,993	$(7)	$—	$—	$4,993	$(7)
Obligations of state and political subdivisions	1,580	(40)	—	—	1,580	(40)
Corporate	3,017	(18)	—	—	3,017	(18)
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	8,786	(15)	10	—	8,796	(15)
Privately issued residential	—	—	168	(23)	168	(23)

Total securities	$18,376	$(80)	$178	$(23)	$18,554	$(103)

As of December 31, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities. Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $73,000 of unrealized losses is temporary and the remaining $538,000 of OTTI represents an unrealized loss for which an impairment has been recognized in other comprehensive income (loss).

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the years ended December 31, 2012 and 2011, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Company does not intend to sell (in thousands):

	Years Ended December 31,
Impairment related to credit losses	2012	2011

Credit losses at beginning of period	$1,594	$1,600
Addition of OTTI that was not previously recognized	4	4
Additions to OTTI that were previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	56	24
Transfers from accumulated other comprehensive income to OTTI related to credit losses	62	178
Reclassifications from OTTI to realized losses on sales of securities	—	(212)
Credit losses at end of period	$1,716	$1,594

For the year ended December 31, 2012, the Company recognized credit-related losses of $107,000 on 12 non-agency residential mortgage-backed securities and $15,000 on one asset-backed security. There were no noncredit impairments included in accumulated other comprehensive loss for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recognized credit-related losses of $166,000 on 15 non-agency residential mortgage-backed securities and $40,000 on two asset-backed securities. The noncredit portion of these impairments of $36,000 on non-agency residential mortgage-backed securities was included in accumulated other comprehensive loss for the year ended December 31, 2011.

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

Other Securities Information

Investments with a fair value of $57.9 million and $64.0 million at December 31, 2012 and 2011, respectively, were pledged to collateralize public deposits and other borrowings.

The following sets forth information concerning sales (excluding calls and maturities) of available-for-sale securities (in thousands). There were no sales of held-to-maturity securities.

	Years Ended December 31,
	2012	2011	2010
Amortized cost	$3,525	$7,972	$49,598
Proceeds	3,621	7,927	50,154
Gross realized gains	96	94	820
Gross realized losses	—	(140)	(265)

At December 31, 2012, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$704	$717	$—	$—
Within two to five years	7,077	7,351	—	—
Within six to ten years	70,681	71,078	—	—
After ten years	11,507	11,917	4,046	4,757
Mortgage-backed securities and collateralized mortgage obligations	57,290	58,624	—	—

Total debt securities	$147,259	$149,687	$4,046	$4,757

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

4. Loans and Allowance for Loan Losses

The loan portfolio is summarized by major categories as follows (in thousands):

	As of December 31,
	2012	2011
Commercial and industrial	$383,641	$345,265
Real estate mortgage	702,051	687,409
Real estate construction	9,704	10,308
Consumer and other	7,531	3,936

Gross loans	1,102,927	1,046,918
Deferred loan fees	(2,590)	(2,302)
Total loans	1,100,337	1,044,616

Allowance for loan losses	(24,592)	(28,321)

Loans, net	$1,075,745	$1,016,295

Variable rate loans (1)	$760,913	$795,468
Fixed rate loans	342,014	251,450

Gross loans	$1,102,927	$1,046,918

(1)	Includes $608.6 million or 55.2% of the total loan portfolio in variable rate loans with interest rate floors that carried a weighted average interest rate of 5.58%.

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premiums, discounts, or finance charges, and may also reflect previous direct write-downs of loans.

The recorded investment in loans at December 31, 2012 and 2011 is determined as follows (in thousands):

December 31, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$383,641	$(814)	$1,078	$383,905
Real estate mortgage	702,051	(1,595)	2,024	702,480
Real estate construction	9,704	(30)	18	9,692
Consumer and other	7,531	(151)	21	7,401

Total	$1,102,927	$(2,590)	$3,141	$1,103,478

December 31, 2011	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$345,265	$(777)	$1,077	$345,565
Real estate mortgage	687,409	(1,327)	2,270	688,352
Real estate construction	10,308	(2)	29	10,335
Consumer and other	3,936	(196)	14	3,754

Total	$1,046,918	$(2,302)	$3,390	$1,048,006

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category above are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely makes loans at their respective legal lending limit. MetroBank generally does not make loans larger than $13 million to one borrower and Metro United generally does not make loans larger than $8 million to one borrower. Loans greater than the Bank’s lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee or the Director’s Loan Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Management Credit Committee or Director’s Credit Committee except for certain consumer loans. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies. The Company’s policies and procedures, discussed under “Nonperforming Assets,” are designed to minimize the risk of nonpayment with respect to outstanding loans.

Most of the Company’s lending activity occurs within Texas and California, including the metropolitan areas of Houston, Dallas, San Diego, Los Angeles and San Francisco, as well as other markets.  The majority of the Company’s loan portfolio consists of commercial real estate and commercial and industrial loans.  Other than hotels/motels and retail neighborhood centers, as of December 31, 2012 and hotels/motels as of December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of gross loans.

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

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. Metro United’s loan review process is performed three times a year by an external independent loan review company.  Findings of each respective examination are reported to the Director’s Credit Committee of each Bank. It is the responsibility of the loan administration personnel and loan officers to respond to the findings of the examination and take corrective actions so as to reduce and minimize risk exposure to the Bank. Loan concentration reports based on type and geographic regions are prepared, monitored and reviewed quarterly and presented to the Directors’ Loan Committee for MetroBank, the Directors’ Credit Committee for Metro United and to the Board of Directors of each respective Bank.

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of December 31, 2012	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$366,571	$611,159	$5,163	$7,401	$990,294
7 - “Special Mention”/ “Watch”	4,393	14,593	—	—	18,986
8 - “Substandard”	12,941	76,728	4,529	—	94,198
9 -“Doubtful"	—	—	—	—	—

Total	$383,905	$702,480	$9,692	$7,401	$1,103,478

As of December 31, 2011	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$310,626	$551,496	$3,078	$3,753	$868,953
7 - “Special Mention”/ “Watch”	10,735	30,491	—	—	41,226
8 - “Substandard”	24,204	106,160	7,257	1	137,622
9 -“Doubtful"	—	205	—	—	205

Total	$345,565	$688,352	$10,335	$3,754	$1,048,006

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

The following tables provide an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,233	$817	$1,308	$4,358	$379,547	$383,905	$—
Real estate mortgage:
Residential	—	—	239	239	36,667	36,906	—
Commercial	114	3,817	18,141	22,072	643,502	665,574	—
Real estate construction:
Residential	—	—	1,426	1,426	984	2,410	—
Commercial	150	—	3,103	3,253	4,029	7,282	—
Consumer and other	—	—	—	—	7,401	7,401	—

Total	$2,497	$4,634	$24,217	$31,348	$1,072,130	$1,103,478	$—

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,018	$121	$9,433	$11,572	$333,993	$345,565	$—
Real estate mortgage:
Residential	105	—	251	356	42,440	42,796	—
Commercial	7,361	4,002	15,559	26,922	618,634	645,556	—
Real estate construction:
Residential	—	—	—	—	7,011	7,011	—
Commercial	—	3,324	—	3,324	—	3,324	—
Consumer and other	—	5	1	6	3,748	3,754	—

Total	$9,484	$7,452	$25,244	$42,180	$1,005,826	$1,048,006	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the date indicated (in thousands):

	As of December 31,
Recorded investment in nonaccrual loans	2012	2011
Commercial and industrial	$1,308	$10,665
Real estate mortgage:
Residential	239	251
Commercial	22,501	30,600
Real estate construction:
Residential	1,426	—
Commercial	3,103	3,324
Consumer and other	—	1

Total	$28,577	$44,841

Had nonaccrual loans remained on an accrual basis, interest of approximately $1.2 million, $1.8 million and $2.3 million would have been accrued on these loans for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings (“TDRs”), and the related specific allowance for loan losses on such loans as of December 31, 2012 and 2011, is presented below (in thousands):

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	21	21	21	1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$3,647	$3,652	$—	$8,901
Real estate mortgage:
Residential	251	251	—	263
Commercial	19,922	19,913	—	26,256
Real estate construction:
Commercial	3,324	3,324	—	831

Impaired loans with an allowance
Commercial and industrial	7,018	7,025	224	4,835
Real estate mortgage:
Commercial	10,678	10,696	710	14,042

Total:
Commercial and industrial	$10,665	$10,677	$224	$13,736
Real estate mortgage	30,851	30,860	710	40,561
Real estate construction	3,324	3,324	—	831

Interest income of $146,000, $119,000 and $109,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs for the years ended December 31, 2012, 2011 and 2010, respectively.

Troubled Debt Restructurings

Loans are classified as a TDR in cases where a borrower is experiencing financial difficulty and the Banks make concessionary modifications to contractual terms. Restructured loans typically involve a modification of terms such as a reduction of the stated interest rate and/or an extension of the maturity date(s). Generally, a nonaccrual loan that is restructured remains on nonaccrual for a minimum period of six months to demonstrate that the borrower can meet the restructured terms. Once performance has been demonstrated the loan may be returned to performing status after the calendar year end. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”

The following table presents the recorded investment in TDRs that occurred and were outstanding for the year ended December 31, 2012 (dollars in thousands):

	Year Ended December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real estate mortgage:
Commercial	2	$3,308	$3,647

Real estate construction:
Commercial	2	401	401

The following describes TDRs that occurred during the year ended December 31, 2012 and were outstanding at December 31, 2012:

Two commercial real estate loans to the same borrower were identified and classified as TDRs. The TDRs were previously on nonaccrual status and reported as impaired loans prior to restructuring. The borrower was under the protection of the Federal Bankruptcy Act and the court approved and imposed a reorganization plan which modified the existing payment terms. Since the loans were classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.

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

As of December 31, 2012, there were no commitments to lend additional funds on the loan that was modified as a TDR. As of December 31, 2012, there have been no defaults on any loans that were modified as TDRs during the preceding twelve months.

The following table presents the recorded investment in troubled debt restructurings that occurred and were outstanding for the year ended December 31, 2011 (dollars in thousands):

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate mortgage:
Commercial	1	$7,715	$7,451

The loan identified as a TDR by the Company was previously on nonaccrual status and reported as an impaired loan prior to restructuring. The modification primarily related to an interest rate reduction and a period of interest-only payments. The loan restructured during the year ended December 31, 2011 was on nonaccrual status as of December 31, 2011. Because the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.

At December 31, 2011, commitments to lend additional funds on loans that were modified as TDRs were insignificant. At December 31, 2011, there were no defaults on any loans that were modified as TDRs during the preceding twelve months.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment as of the date indicated (in thousands):

As of December 31, 2012	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of year	$7,966	$19,213	$320	$137	$685	$28,321
(Reduction in) provision for loan losses	2,262	(4,230)	729	104	545	(590)
Charge-offs	(2,394)	(2,100)	(853)	(120)	—	(5,467)
Recoveries	421	1,865	19	23	—	2,328

Allowance for loan losses at end of year	8,255	14,748	215	144	1,230	24,592

Ending allowance for loan losses balance for loans individually evaluated for impairment	21	503	—	—		524

Ending allowance for loan losses balance for loans collectively evaluated for impairment	8,234	14,245	215	144		22,838

Loans:
Recorded investment in loans	383,905	702,480	9,692	7,401		1,103,478

Recorded investment in loans individually evaluated for impairment	1,308	23,141	4,529	—		28,978

Recorded investment in loans collectively evaluated for impairment	$382,597	$679,339	$5,163	$7,401		$1,074,500

As of December 31, 2011	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of year	$8,187	$22,016	$1,993	$194	$1,367	$33,757
(Reduction in) provision for loan losses	3,037	3,811	(2,416)	(25)	(682)	3,725
Charge-offs	(3,806)	(7,068)	—	(62)	—	(10,936)
Recoveries	548	454	743	30	—	1,775

Allowance for loan losses at end of year	7,966	19,213	320	137	685	28,321

Ending allowance for loan losses balance for loans individually evaluated for impairment	224	710	—	—		934

Ending allowance for loan losses balance for loans collectively evaluated for impairment	7,742	18,503	320	137		26,702

Loans:
Recorded investment in loans	345,565	688,352	10,335	3,754		1,048,006

Recorded investment in loans individually evaluated for impairment	10,665	30,851	3,324	1		44,841

Recorded investment in loans collectively evaluated for impairment	$334,900	$657,501	$7,011	$3,753		$1,003,165

As of December 31, 2010	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of year	$6,398	$19,503	$2,753	$248	$501	$29,403
(Reduction in) provision for loan losses	3,706	11,538	1,323	146	865	17,578
Charge-offs	(2,412)	(9,234)	(2,104)	(228)	—	(13,978)
Recoveries	496	209	21	28	—	754

Allowance for loan losses at end of year	8,188	22,016	1,993	194	1,366	33,757

Ending allowance for loan losses balance for loans individually evaluated for impairment	57	483	—	—		540

Ending allowance for loan losses balance for loans collectively evaluated for impairment	8,131	21,533	1,993	194		31,851

Loans:
Recorded investment in loans	350,075	759,024	35,347	3,735		1,148,181

Recorded investment in loans individually evaluated for impairment	18,038	48,880	5,402	3		72,323

Recorded investment in loans collectively evaluated for impairment	$332,037	$710,144	$29,945	$3,732		$1,075,858

5. Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	Estimated useful lives	As of December 31,
	(in years)	2012	2011
Furniture, fixtures and equipment	3-10	$15,048	$14,817
Building and improvements	3-20	4,427	4,422
Land	—	1,548	1,548
Leasehold improvements	5	6,257	6,169

		27,280	26,956
Accumulated depreciation		(23,234)	(22,259)

Premises and equipment, net		$4,046	$4,697

6. Goodwill

Goodwill is recorded on the acquisition date of each entity, and evaluated annually for possible impairment. Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s only reporting unit with assigned goodwill is Metro United.

2012 Annual Evaluation

The Company completed its 2012 annual impairment test based on information as of August 31, 2012. The impairment analysis utilized guideline company and guideline transaction information where available, discounted cash flow analysis, and the market capitalization of the Company to estimate the fair value of Metro United.

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

Balance Sheet Ratios
• Total Bank assets as a percentage of total assets;
• Total Bank loans as a percentage of total loans;
• Total Bank deposits as a percentage of total deposits; and
• Total Bank shareholder's equity as a percentage of total shareholders' equity.

Performance Ratios
• Total Bank nonperforming assets as a percentage of total assets;
• Last twelve months return on assets; and
• Last twelve months return on equity.

In allocating the market value between the two Banks, more weight was assigned to the Performance Ratios than the Balance Sheet Ratios in order to account for the differences in market valuation as a result of different financial performance. The allocated market value of Metro United is then reconciled to the weighted average fair value derived from each valuation technique (i.e., guideline transactions, discounted cash flows, and quoted market prices) by assigning an estimated control premium of 20% to the allocated market value.

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

2011 Annual Evaluation

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

2011 Year End Evaluation

The Company’s stock price continued to trade below book value per share after the annual test and an additional goodwill impairment test was conducted as of December 31, 2011. The test was similar to the annual test incorporating the most recent stock performance, guideline bank transactions as well as other observable market information to the extent available and relevant.

Under the step-one analysis, the Company used a 20% control premium, an average asset growth rate of 8% for the five-year period, and discounted Metro United’s terminal value using a 10% rate of return. The Company also performed a sensitivity analysis utilizing additional discount rates ranging from 8% to 15%.

The derived fair value of Metro United was lower than the carrying value of its equity; and therefore, the step-one impairment test failed.

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

2010 Impairment

During the first quarter of 2010, the Company’s stock price declined further from that at the prior year end. The Company performed an evaluation of goodwill for the quarter ended March 31, 2010 and impaired goodwill by $2.0 million. Due to the staleness of the bank transactions multiples and fluctuations in market capitalization of peer banks used in the market methods, management reduced the weight of the market approach and relied primarily on the income approach for the step one evaluation. The Company also performed a reconciliation of the estimated fair value to the stock price of the Company. Because the step-one impairment test failed, the Company performed the step-two analysis to derive the implied fair value of goodwill. As a result of the evaluation, the implied fair value of goodwill was less than the carrying value of goodwill by $2.0 million, and an impairment was recorded in the first quarter of 2010.

2010 Annual Evaluation

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

2010 Year End Evaluation

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

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

Balance as of January 1, 2010
Goodwill	$21,827
Accumulated impairment losses	2,500
Net goodwill	19,327

Impairment losses for the year ended December 31, 2010	2,000

Balance as of December 31, 2010
Goodwill	21,827
Accumulated impairment losses	4,500
Net goodwill	17,327

Impairment losses for the year ended December 31, 2011	3,000

Balance as of December 31, 2011
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	14,327

Impairment losses for the year ended December 31, 2012	—

Balance as of December 31, 2012
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

7. Interest-Bearing Deposits

The types of accounts and their respective balances included in interest-bearing deposits are as follows (in thousands):

	As of December 31,
	2012	2011
Interest-bearing demand deposits	$72,994	$64,509
Savings and money market accounts	425,687	420,927
Time deposits less than $100,000	151,831	176,458
Time deposits $100,000 and over	306,822	330,284

Interest-bearing deposits	$957,334	$992,178

At December 31, 2012, the scheduled maturities of time deposits were as follows (in thousands):

2013	$323,264
2014	107,678
2015	16,049
2016	3,129
2017	8,514
Thereafter	19

$458,653

The Company had $21.4 million and $29.8 million of brokered deposits at December 31, 2012 and 2011, respectively. However, as a result of the Agreement between MetroBank and the OCC, MetroBank cannot acquire, accept, renew or roll over any brokered deposits without OCC approval. There were no major deposit concentrations as of December 31, 2012 or 2011.

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

During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on the junior subordinated debentures with a notional amount of $17.5 million. Under the five-year swap contract, beginning December 2010, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements that began in March 2011. See Note 18—“Derivative Financial Instruments.”

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

9. Other Borrowings

Other borrowings are as follows (in thousands):

	As of December 31,
	2012	2011
Repurchase agreements	$25,000	$25,000
Unsecured debt	—	1,000
TT&L deposits	—	315
	$25,000	$26,315

The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Other borrowings at December 31, 2012 include $25.0 million in fixed and variable rate security repurchase agreements.

The Company has entered into securities repurchase agreements with two counterparty financial institutions that bear a weighted average interest rate per annum of 3.71% and mature on December 31, 2014. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year. The Company has pledged and transferred securities as collateral under repurchase agreements with an aggregate fair value of $31.6 million as of December 31, 2012. The counterparties are permitted, in certain instances, to sell or repledge securities transferred or pledged by the Company to secure the repurchase obligations.

In February 2010, the Company issued a promissory note to one of the Company’s Co-Chairmen of the Board and to an affiliate of one of the Company’s 5% or more shareholders. Each note was issued for a principal amount of $500,000. The notes, as amended in February 2012, were to mature February 10, 2013 and bore interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010; however the promissory notes were repaid in the fourth quarter of 2012. The proceeds from issuance of the promissory notes were used for general corporate purposes.

There were no other short-term borrowings at December 31, 2012. Other short-term borrowings at December 31, 2011 include $315,000 in TT&L payments deposited in Company. These funds typically remain in the Company for one day and are then moved to the U.S. Treasury. The Company had pledged securities with a fair value of $322,000 at December 31, 2011 to secure these TT&L deposits.

The total unused borrowing capacity from the FHLBs was $441.0 million and $404.3 million at December 31, 2012 and 2011, respectively. Additionally, at December 31, 2012 and 2011, unused borrowing capacity from the Federal Reserve Bank discount window was $10.3 million, with which the Company had pledged securities with a fair value of $10.6 million at December 31, 2012 and 2011. The Company also had unused lines of credit with correspondent banks of $5.0 million at December 31, 2012 and 2011.

10. Income Taxes

The Company is subject to taxation in the United States, Texas and California. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state. The Company is open to federal tax authority examinations for the tax years ended December 31, 2009 through December 31, 2011.

The Company records tax effects from uncertain tax positions in the financial statements, only if the positions are more likely than not of being sustained on examination by taxing authorities, based on the technical merits of the positions. The Company had no unrecognized tax benefits as of December 31, 2012 and 2011, and as a result there is no impact on the Company’s effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy. As of December 31, 2012 and 2011, the Company has not accrued any interest and penalties related to unrecognized tax benefits.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company’s effective tax rate was 32.5% for year ended December 31, 2012 compared with 40.5% for the year ended December 31, 2011. The decrease in the effective income tax rate in 2012 as compared to 2011 was partially the result of nondeductible goodwill impairment in 2011. Additionally, the effective income tax rates for the two years were impacted by the amount of other non-deductible expense and non-taxable income in each respective year, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

As of December 31, 2012, the Company had approximately $13.1 million in deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at December 31, 2012 and 2011 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

Components of the total provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current provision for federal income taxes	$3,196	$2,670	$1,955
Deferred federal income tax provision (benefit)	1,832	1,411	(2,507)

Total provision (benefit) for federal income taxes	5,028	4,081	(552)
State
Current provision for state income taxes	451	109	348
Deferred state income tax provision (benefit)	(127)	184	(148)

Total provision for state income taxes	324	293	200

Total provision (benefit) for income taxes	$5,352	$4,374	$(352)

A reconciliation of the provision (benefit) for income taxes computed at statutory rates compared with the actual provision (benefit) for income taxes is as follows (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax provision (benefit) at statutory rate	$5,766	35%	$3,781	35%	$(448)	(35)%
Tax-exempt interest income	(187)	(1)	(160)	(1)	(167)	(13)
Stock-based compensation	29	—	32	1	88	7
State income taxes	322	2	(66)	(1)	(33)	(3)
Non-deductible goodwill impairment	—	—	1,050	9	700	54
Bank owned life insurance	(478)	(2)	(504)	(4)	(512)	(39)
Other, net	(100)	(1)	241	2	20	2

Provision (benefit) for income taxes	$5,352	33%	$4,374	41%	$(352)	(27)%

Deferred income taxes result from differences between the amounts of assets and liabilities as measured for income tax return and for financial reporting purposes. The significant components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$9,269	$10,456
Deferred loan fees	327	335
Premises and equipment	1,427	1,381
Interest on nonaccrual loans	744	1,064
Interest rate derivative	639	717
Securities impairment	382	460
Foreclosed assets	1,025	990
Deferred compensation	340	143
Other	274	519

Gross deferred tax assets	14,427	16,065

Deferred tax liabilities:
Unrealized gains on investment securities available-for-sale	1,152	850
Core deposit intangibles	24	47
FHLB stock dividends	141	173

Gross deferred tax liabilities	1,317	1,070

Net deferred tax assets	$13,110	$14,995

The following sets forth the deferred tax benefit (provision) related to other comprehensive income (in thousands):

	Years Ended December 31,
	2012	2011	2010
Accumulated losses on effective cash flow hedging derivatives	$79	$(183)	$(512)
Unrealized losses on investment securities:
Securities with OTTI charges during the period	(54)	(87)	(225)
Less: OTTI charges recognized in net income	(44)	(74)	(175)

Net unrealized losses on investment securities with OTTI	(10)	(13)	(50)
Unrealized gains arising during the period	418	1,362	170
Less: reclassification adjustment for gains realized in net income	75	72	244

Net unrealized gains (losses) on investment securities	343	1,290	(74)

Total comprehensive income (loss)	$412	$1,094	$(636)

11. Shareholders’ Equity

New Capital Raised

On May 21, 2012, the Company completed the public offering of 5,111,750 shares of its common stock, $1.00 par value per share (the “Offering”), at a price of $9.00 per share. The shares sold in the Offering included 666,750 shares sold pursuant to the underwriter’s full exercise of its option to purchase additional shares to cover over-allotments. The shares were sold in accordance with an underwriting agreement between the Company and Keefe, Bruyette & Woods, Inc., the sole underwriter.

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

Repurchase of Troubled Asset Relief Program (“TARP”) Preferred Stock

The Company repurchased 43,740 shares of the Company’s 45,000 outstanding shares of preferred stock (“Preferred Stock”) from the U.S. Department of the Treasury (“Treasury”), which were issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”). The repurchase of $43.7 million in stated value of Preferred Stock at a discount of 1.883% (or an actual cost of $42.9 million) resulted in an adjustment, net of settlement costs, to capital totaling $557,000 offset by the amortization of $249,000 in the Preferred Stock discount. The Company completed the repurchase and payment of Preferred Stock on July 3, 2012. The remaining 1,260 shares of Preferred Stock were sold by the Treasury to other investors and repurchased by the Company on August 7, 2012 in the amount of $1.26 million. The warrants to purchase common stock, with an exercise price of $8.75, associated with the CPP are still outstanding.

As a result of participation in the CPP, among other things, the Company was subject to the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury held the Company’s Preferred Stock, including the second quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the Treasury sold all of the Preferred Stock in the auction, these executive compensation and corporate governance standards are no longer applicable to the Company as of July 4, 2012.

The Company paid no common dividends during 2012, 2011 or 2010. Preferred dividends paid for the years ended December 31, 2012, 2011 and 2010 were $1.43 million or $31.84 per share, $2.83 million or $62.97 per share and $1.70 million or $37.80 per share, respectively.

12. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2012, that the Company and the Banks met all capital adequacy requirements to which they were subject.

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of December 31, 2012, no dividends could be paid by MetroBank to the Parent without regulatory approval. In addition, dividends paid by the Banks to the holding company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

As of December 31, 2012, the most recent notifications from the OCC with respect to MetroBank, and the CDFI with respect to Metro United categorized the Banks as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed the Banks’ level of capital adequacy.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$212,083	17.95%	$94,509	8.00%	N/A	N/A
MetroBank, N.A.	152,613	17.80	68,587	8.00	$85,734	10.00%
Metro United Bank	52,714	16.34	25,814	8.00	32,267	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	197,077	16.68	47,255	4.00	N/A	N/A
MetroBank, N.A.	141,702	16.53	34,293	4.00	51,440	6.00
Metro United Bank	48,636	15.07	12,907	4.00	19,360	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	197,077	13.18	59,812	4.00	N/A	N/A
MetroBank, N.A.	141,702	12.70	44,613	4.00	55,766	5.00
Metro United Bank	48,636	12.76	15,243	4.00	19,053	5.00

As of December 31, 2011
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$195,765	17.30%	$90,552	8.00%	N/A	N/A
MetroBank, N.A.	140,510	16.82	66,831	8.00	$83,539	10.00%
Metro United Bank	48,778	16.48	23,674	8.00	29,593	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	181,368	16.02	45,276	4.00	N/A	N/A
MetroBank, N.A.	129,864	15.55	33,416	4.00	50,124	6.00
Metro United Bank	45,034	15.22	11,837	4.00	17,756	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	181,368	12.16	59,659	4.00	N/A	N/A
MetroBank, N.A.	129,864	11.67	44,514	4.00	55,643	5.00
Metro United Bank	45,034	11.80	15,269	4.00	19,086	5.00

As of December 31, 2012 and 2011, $35.0 million in trust preferred securities issued by MCBI Trust I were included in the Company’s Tier 1 capital for regulatory purposes and none were included in Tier 2 capital. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The rule amended the prior limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit is calculated without deducting goodwill, the rule reduced the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The quantitative limits were fully effective on March 31, 2011. The rules had no effect on the amount of trust preferred securities that the Company may include in its Tier 1 capital as of December 31, 2012 and 2011.

13. 401(k) Profit Sharing Plan

The Company has established a defined contribution profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the “Plan”). The Plan provides for pretax employee contributions of up to 100% of annual compensation with an annual dollar limit of $17,000, $16,500 and $16,500 per participant for the years ended December 31, 2012, 2011, and 2010, respectively. The Banks matched each participant’s contributions to the Plan up to 5% of such participant’s salary for the years ended December 31, 2012, 2011 and 2010. MetroBank made contributions to the Plan of approximately $564,000, $556,000, and $543,000 during the years ended December 31, 2012, 2011, and 2010, respectively. Metro United made contributions to the Plan of approximately $169,000, $173,000 and $160,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

14. Stock-Based Compensation

The Company issues stock options to employees under the Company’s Amended and Restated 2007 Stock Awards and Incentive Plan (“2007 Plan”) and prior to December 16, 2008 under the Company’s 1998 Stock Incentive Plan (“1998 Plan”). The Company estimates fair value of stock option awards as of grant date using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options. The expected term of the options was derived using the “simplified” method. The Company’s option grants met the “plain vanilla” option definition and did not have sufficient historical option exercise data to calculate an alternative expected term. Expected stock price volatility is based on historical volatility of the Company’s stock that covers a period which corresponds to the expected life of the options. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield in effect as of the grant date. The dividend yield is calculated using the expected annual dividend amount divided by the published stock price on grant date.

For the years ended December 31, 2012, 2011 and 2010, total stock-based compensation cost recognized in the Company’s Consolidated Statements of Operations was $1.3 million, $449,000 and $349,000, respectively.

Stock Incentive Plans. The Company has one active stock incentive plan, the 2007 Plan, under which the Company can issue shares of restricted stock and stock options. Shares of restricted stock may be issued under the plan from unissued common stock or treasury stock. Shares of restricted stock were also issued under the 1998 Plan, which expired on December 16, 2008.

As amended and restated on May 7, 2012, the 2007 Plan authorizes the issuance of up to 1,150,000 shares of Common Stock, and provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards or any combination of the foregoing. No more than 200,000 shares of stock may be subject to options or stock appreciation rights granted under the 2007 Plan to any one individual during any 12 month period. No more than 100,000 shares of stock may be granted under the 2007 Plan as a restricted stock award to any one individual during any 12 month period. Restricted stock may be granted with or without payment except to the extent required by law and awards are subject to performance or service restrictions as determined by the Compensation Committee. The recipient of restricted stock is entitled to voting rights and dividends on the common stock prior to the lapsing of the forfeiture restrictions with respect to such stock. As of December 31, 2012, there were 232,496 shares available for future grants under the 2007 Plan.

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

Stock Option Activity. The Company granted stock options to employees under both the 2007 Plan and the 1998 Plan. There were 20,000, 60,000, and 30,000 options granted during 2012, 2011, and 2010, respectively. All options are granted at a fixed exercise price. The fair value of stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Assumptions	2012	2011	2010
Expected term (in years)	6.2	6.0	6.0
Expected stock price volatility	48.32%	44.45%	41.37%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.88%	2.13%	2.11%

Estimated weighted average grant-date fair value per option granted	$4.81	$2.30	$1.09

A summary of activity for the Company’s stock options as of December 31, 2012 and the changes during the year then ended is presented below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2011	907,200	$13.32
Options granted	20,000	10.26
Options exercised	—	—
Options forfeited	(5,500)	14.28
Options expired	(165,450)	14.89

Outstanding options at December 31, 2012	756,250	$12.89	3.91	$987

Exercisable options at December 31, 2012	682,250	$13.62	3.40	$626

No stock options were exercised during the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, compensation expense not yet recognized for unvested share-based awards was approximately $103,000, which is expected to be recognized over a weighted average period of 1.91 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $69,000, $361,000, and $573,000, respectively.

Restricted Stock Activity. The Company granted restricted stock to employees under the 2007 Plan. Compensation expense for restricted stock is measured based upon the number of shares granted multiplied by the difference of the stock price on the grant date less payment required, if any. Such expense is recognized in the Company’s Consolidated Statement of Operations.

The following table summarizes the Company’s restricted stock activity for 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	195,503	$3.66
Granted	314,200	4.06
Vested	(76,485)	3.45

Outstanding at December 31, 2012	433,218	3.99

As of December 31, 2012, compensation cost not yet recognized for unvested share-based awards was approximately $2.1 million, which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $264,000, $76,000 and $120,000. No shares were converted nor were there any share-based liabilities paid during 2012, 2011, and 2010.

15. Accumulated Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income were as follows (in thousands):

	Twelve months ended December 31, 2012			Twelve months ended December 31, 2011
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$218	$79	$139	$(509)	$(183)	$(326)

Unrealized gain (loss) on investment securities with OTTI:
Securities with OTTI charges during the period	(149)	(54)	(95)	(242)	(87)	(155)
Less: OTTI charges recognized in net income	(122)	(44)	(78)	(206)	(74)	(132)
Net unrealized losses on investment securities with OTTI	(27)	(10)	(17)	(36)	(13)	(23)

Unrealized gain (loss) on investment securities:
Unrealized holding gain arising during the period	1,161	418	743	3,980	1,433	2,547
Less: reclassification adjustment for gain (loss) included in net income	208	75	133	199	72	127
Net unrealized gains on investment securities	953	343	610	3,781	1,361	2,420

Other comprehensive income	$1,144	$412	$732	$3,236	$1,165	$2,071

The balance of and changes in each component of accumulated other comprehensive income (net of taxes) for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Losses on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Losses)
Balance December 31, 2010	$(949)	$(977)	$(310)	$(2,236)
Net change	(326)	(23)	2,420	2,071

Balance December 31, 2011	$(1,275)	$(1,000)	$2,110	$(165)
Net change	139	(17)	610	732

Balance December 31, 2012	$(1,136)	$(1,017)	$2,720	$567

16. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options and restricted stock can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Stock options and restricted stock that are antidilutive are excluded from the earnings per share calculation. Stock options and restricted shares are antidilutive when the exercise price is higher than the current market price of the Company’s Common Stock. As of December 31, 2012, 2011 and 2010 there were 432,000, 1,227,000 and 1,751,000, respectively, of antidilutive common shares comprised of stock options and restricted stock which were excluded from the diluted shares calculation. The number of potentially dilutive common shares is determined using the treasury stock method. For earnings per common share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders.

Earnings per common share for the years ended December 31, 2012, 2011 and 2010 are calculated below (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Net income (loss) available to common shareholders	$10,251	$4,020	$(3,337)

Weighted average common shares in basic EPS	16,331	13,142	12,069
Effect of dilutive securities (1)	220	85	—

Weighted average common and potentially dilutive common shares used in diluted EPS	$16,551	$13,227	$12,069

Earnings (loss) per common share:
Basic	$0.63	$0.31	$(0.28)
Diluted	$0.62	$0.30	$(0.28)

(1)
For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders.

17. Off-Balance Sheet Activities

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets. The Company’s maximum exposure to credit loss and the maximum potential amount of future payments the Company could be required to make under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as it does for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit. Unfunded loan commitments including unfunded lines of credit at December 31, 2012 and 2011 were $99.5 million and $105.0 million, respectively. Commitments under standby and commercial letters of credit at December 31, 2012 and 2011 were $12.0 million and $21.6 million, respectively. The Company conducts a portion of its operations utilizing leased premises and equipment under operating leases.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at December 31, 2012 and 2011 is presented below (in thousands):

	2012	2011
Unfunded loan commitments including unfunded lines of credit	$99,474	$105,049
Standby letters of credit	10,387	15,765
Commercial letters of credit	1,595	5,818
Operating leases	7,337	8,058

Total financial instruments with off-balance sheet risk	$118,793	$134,690

18. Derivative Financial Instruments

The fair value of derivative positions outstanding is included in other assets and other liabilities in the consolidated balance sheet.

Interest Rate Derivatives. During the third quarter of 2009, the Company entered into a forward-starting interest rate swap contract on its junior subordinated debentures with a notional amount of $17.5 million. The interest rate swap contract was designated as a hedging instrument in a cash flow hedge with the objective of protecting the quarterly interest payments on a portion of the Company’s $36.1 million of junior subordinated debentures issued to the Company’s unconsolidated subsidiary trust MCBI Trust I throughout the five-year period beginning in December 2010 and ending in December 2015 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate. (See Note 8 - “Junior Subordinated Debentures”.) Under the five-year swap contract, beginning December 2010, the Company will pay a fixed interest rate of 5.38% and receive a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements beginning March 2011.

The notional amount of the interest rate derivative contract outstanding at December 31, 2012 and 2011 was $17.5 million and the estimated fair value for the same periods was ($1.8 million) and ($2.0 million), respectively. The Company obtains dealer quotations to value its interest rate derivative contract designated as hedges of cash flows.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative. The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2012 and 2011 are presented in the following table (in thousands).

	December 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,775)	$17,500	$(1,992)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$41	$15,000	$194

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

Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the years ended December 31, 2012 and 2011 to interest rate derivatives designated as hedges of cash flows were as follows (in thousands):

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax
Year ended December 31, 2012	Derivatives— effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives— effective portion recorded in OCI	Total change in OCI for year
Contract type
Interest rate swap	$—	$—	$—	$(217)	$(217)

Year ended December 31, 2011
Contract type
Interest rate swap	$—	$—	$—	$(326)	$(326)

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives for the year ended December 31, 2012 and 2011 were as follows (in thousands).

	For the Year Ended December 31,
	2012	2011
Non-hedging interest rate derivative:
Other non-interest income	$(153)	$(390)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts. The Company had no credit exposure relating to the interest rate swap at December 31, 2011. The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million at December 31, 2012 and 2011.

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

Financial assets measured at fair value on a recurring basis are as follows:

Securities. Where quoted prices are available in an active market, securities are reported at fair value utilizing Level 1 inputs. Level 1 securities are comprised of bond funds. If quoted market prices are not available, the Company obtains fair values from an independent pricing service. The fair value measurements consider data that may include proprietary pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities are comprised of highly liquid government bonds, and collateralized mortgage and debt obligations. Market values provided by the pricing service are compared to prices from other sources for reasonableness. The Company has not adjusted the values from the pricing service. See Note 3 - “Securities” for additional discussion on valuation of securities.

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

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2012 and 2011, by caption on the consolidated balance sheets and by valuation hierarchy (as described above) (in thousands):

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at December 31, 2012
U.S. Treasury and other U.S. government corporations and agencies	$—	$71,181	$—	$71,181
Obligations of state and political subdivisions	—	13,389	—	13,389
Corporate	—	6,350	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	—	57,941	—	57,941
Privately issued residential	—	683	—	683
Asset backed securities	—	143	—	143
Investment in CRA funds	14,361	—	—	14,361

Total available-for-sale securities	14,361	149,687	—	164,048
Derivative assets
Interest rate cap	—	41	—	41
Total assets measured at fair value on a recurring basis	$14,361	$149,728	$—	$164,089

Derivative liabilities at December 31, 2012
Interest rate swap	$—	$(1,775)	$—	$(1,775)

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at December 31, 2011
U.S. Treasury and other U.S. government corporations and agencies	$—	$92,199	$—	$92,199
Obligations of state and political subdivisions	—	5,706	—	5,706
Corporate	—	6,141	—	6,141
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	53,739	—	53,739
Privately issued residential	—	667	—	667
Asset backed securities	—	102	—	102
Investment in CRA funds	13,835	—	—	13,835

Total available-for-sale securities	13,835	158,554	—	172,389
Derivative assets
Interest rate cap	—	194	—	194
Total assets measured at fair value on a recurring basis	$13,835	$158,748	$—	$172,583

Derivative liabilities at December 31, 2011
Interest rate swap	$—	$(1,992)	$—	$(1,992)

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

Non-financial and financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill is measured at fair value on a non-recurring basis using Level 3 inputs. In the first step of a goodwill impairment test, the Company primarily uses a review of the valuation of recent guideline bank acquisitions, if available, pricing of publicly traded comparables, as well as discounted cash flow analysis and the market capitalization of the Company. If the second step of a goodwill impairment test is required, the implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. See Note 6 - “Goodwill and Core Deposit Intangibles” for additional information.

Foreclosed Assets. Foreclosed assets are carried at fair value less costs to sell. The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, sales cost estimates, etc. As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy. In connection with the measurement and initial recognition of certain foreclosed assets, the Company may recognize charge-offs through the allowance for loan losses, and subsequent to initial recognition based on updated appraisals or other factors, may remeasure foreclosed assets to fair value through a write-down included in noninterest expense.

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of December 31, 2012 and 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012		Losses
	Level 2	Level 3	Year ended December 31, 2012
Assets
Goodwill	$—	$14,327	$—
Foreclosed assets (1)	—	12,555	1,949
Impaired loans (2)	4,646	—	451

	As of December 31, 2011		Losses
	Level 2	Level 3	Year ended December 31, 2011
Assets
Goodwill	$—	$14,327	$—
Foreclosed assets (1)	—	19,018	1,963
Impaired loans (2)	15,696	—	3,021

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Loans represent collateral dependent impaired loans with a specific allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	As of December 31, 2012		As of December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
Financial Assets
Level 2 inputs:
Cash and cash equivalents (1)	$174,770	$174,770	$193,609	$193,609
Investment securities held-to-maturity	4,046	4,757	4,046	4,536
Other investments	5,592	5,592	6,484	6,484
Loans held-for-sale	—	—	1,200	1,498
Cash value of bank owned life insurance	32,794	32,794	31,427	31,427
Accrued interest receivable	4,120	4,120	4,327	4,327
Level 3 inputs:
Loans held-for-investment, net	1,075,745	1,062,432	1,015,095	968,434

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	808,377	808,377	744,833	744,833
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	233	233	310	310
Level 3 inputs:
Time deposits	458,653	461,672	506,742	511,050
Other borrowings	25,000	25,008	26,315	26,206

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	251	—	236
Standby letters of credit	—	24	—	69

(1)	Includes interest-bearing time deposits in banks.

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value. The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, deposits with banks, federal funds sold, cash value of bank owned life insurance, certificates of deposit with banks denominated in a foreign currency, other investments, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and/or negligible credit risks.

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

Leases

The Company leases certain branch premises and equipment under operating leases, which expire between 2013 through 2018. The Company incurred rental expense of $2.3 million, $2.4 million, and $2.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively, under these lease agreements. Future minimum lease payments at December 31, 2012 due under these lease agreements are as follows (in thousands):

Year	Amount
2013	$2,127
2014	2,065
2015	1,766
2016	948
2017	358
Thereafter	73

$7,337

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

The following is a summary of selected operating segment information as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	As of and for the year ended December 31, 2012
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$47,952	$16,148	$24	$64,124
Interest expense	6,198	2,306	1,381	9,885

Net interest income	41,754	13,842	(1,357)	54,239
(Reduction in) provision for loan losses	100	(690)	—	(590)

Net interest income after (reduction in) provision for loan losses	41,654	14,532	(1,357)	54,829
Noninterest income	8,525	375	(1,559)	7,341
Noninterest expense	34,011	10,677	1,007	45,695

Income (loss) before income tax provision	16,168	4,230	(3,923)	16,475
Provision (benefit) for income taxes	5,076	1,616	(1,340)	5,352

Net income (loss)	$11,092	$2,614	$(2,583)	$11,123

Assets	$1,116,112	$414,519	$(10,819)	$1,519,812
Net loans	747,700	328,045	—	1,075,745
Goodwill	—	14,327	—	14,327
Deposits	935,485	350,666	(19,121)	1,267,030

	As of and for the year ended December 31, 2011
	MetroBank	Metro United	Other(1)	Consolidated Company
Interest income	$50,854	$16,569	$26	$67,449
Interest expense	8,927	3,120	1,357	13,404

Net interest income	41,927	13,449	(1,331)	54,045
Provision for loan losses	3,150	575	—	3,725

Net interest income after provision for loan losses	38,777	12,874	(1,331)	50,320
Noninterest income	8,293	271	(1,350)	7,214
Noninterest expense	33,480	13,136	114	46,730

Income (loss) before income tax provision	13,590	9	(2,795)	10,804
Provision (benefit) for income taxes	4,052	1,253	(931)	4,374

Net income (loss)	$9,538	$(1,244)	$(1,864)	$6,430

Assets	$1,102,093	$394,942	$(2,504)	$1,494,531
Net loans	722,722	293,573	—	1,016,295
Goodwill	—	14,327	—	14,327
Deposits	930,678	333,517	(12,620)	1,251,575

	As of and for the year ended December 31, 2010
	MetroBank	Metro United	Other (1)	Consolidated Company
Interest income	$56,991	$20,396	$64	$77,451
Interest expense	13,602	4,726	2,091	20,419

Net interest income	43,389	15,670	(2,027)	57,032
Provision for loan losses	12,850	4,728	—	17,578

Net interest income after provision for loan losses	30,539	10,942	(2,027)	39,454
Noninterest income	8,529	358	(1,324)	7,563
Noninterest expense	34,968	13,198	130	48,296

Income (loss) before income tax provision	4,100	(1,898)	(3,481)	(1,279)
Provision (benefit) for income taxes	880	(61)	(1,171)	(352)

Net income (loss)	$3,220	$(1,837)	$(2,310)	$(927)

Assets	$1,150,216	$410,522	$(2,153)	$1,558,585
Net loans	792,732	317,821	—	1,110,553
Goodwill	—	17,327	—	17,327
Deposits	986,096	317,946	(9,858)	1,294,184

(1)	Other includes the Parent and eliminations of transactions between segments.

22. Parent Company Financial Information

The condensed balance sheets, statements of income and statements of cash flows for MetroCorp Bancshares, Inc. (Parent only) are presented below:

Condensed Balance Sheets
(In thousands, except share amounts)

	As of December 31,
	2012	2011
Assets
Cash and due from subsidiary banks	$3,922	$7,691
Investment in subsidiary trust	1,083	1,083
Investment in bank subsidiaries	206,426	194,128
Other assets	3,298	1,367

Total assets	$214,729	$204,269

Liabilities and Shareholders’ Equity
Accrued interest payable	$50	$58
Junior subordinated debentures	36,083	36,083
Other borrowings	—	1,000
Other liabilities	1,565	1,945

Total liabilities	37,698	39,086

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares and 45,000 shares issued and outstanding at December 31, 2012 and 2011	—	45,003
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,766,765 and 13,340,815 shares issued and 18,746,385 and 13,340,815 shares outstanding at December 31, 2012 and 2011, respectively	18,767	13,341
Additional paid-in-capital	74,998	33,816
Retained earnings	82,881	73,188
Other comprehensive income (loss)	567	(165)
Treasury stock, at cost, 20,380 shares and no shares at December 31 2012 and 2011, respectively	(182)	—

Total shareholders’ equity	177,031	165,183

Total liabilities and shareholders’ equity	$214,729	$204,269

Condensed Statements of Operations
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Income
Interest income on deposits	$6	$5	$4
Dividends received from subsidiary trust	22	21	60
Dividends received from bank subsidiaries	—	6,000	—

Total income	28	6,026	64

Expenses
Interest expense on junior subordinated debentures	1,338	1,306	2,047
Interest expense on subordinated debentures	46	50	44
Stock-based compensation expense	82	91	3
Other expenses	2,485	1,374	1,451

Total expenses	3,951	2,821	3,545

(Loss) income before taxes and equity in undistributed net income (loss) of subsidiaries	(3,923)	3,205	(3,481)
Income tax benefit	1,340	931	1,171

(Loss) income before equity in undistributed net income of subsidiaries	(2,583)	4,136	(2,310)
Equity in undistributed net income (distributions in excess of earnings) of subsidiaries	13,706	2,294	1,383

Net income (loss)	$11,123	$6,430	$(927)

Dividends—preferred stock	(1,429)	(2,410)	(2,410)
Adjustment from repurchase of preferred stock	557	—	—

Net income (loss) available to common shareholders	$10,251	$4,020	$(3,337)

Condensed Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income (loss)	$11,123	$6,430	$(927)
Stock-based compensation expense	1,281	450	363
Distributions in excess of earnings (equity in undistributed earnings of subsidiaries)	(13,706)	(2,294)	(1,383)
Increase in other assets	(105)	(295)	(24)
(Decrease) increase in other liabilities	(249)	294	72

Net cash (used in) provided by operating activities	(1,656)	4,585	(1,899)

Cash flow from investment activities:
Investment in bank subsidiaries	—	—	—

Net cash used in investing activities	—	—	—

Cash flow from financing activities:
Proceeds from issuance of unsecured debt	—	—	1,000
Repayment of unsecured debt	(1,000)	—	—
Proceeds from issuance of common stock	42,945	—	6,899
Repurchase of common stock	(182)	—	—
Repurchase of preferred stock	(44,443)	—	—
Cash dividends paid on preferred stock	(1,433)	(2,834)	(1,701)
Return of capital from subsidiary	2,000	—	—

Net cash (used in) provided by financing activities	(2,113)	(2,834)	6,198

Net (decrease) increase in cash and cash equivalents	(3,769)	1,751	4,299
Cash and cash equivalents at beginning of year	7,691	5,940	1,641

Cash and cash equivalents at end of year	$3,922	$7,691	$5,940

Common dividends declared but not paid	$—	$—	$—

23. Related Party Transactions

In the ordinary course of business, the Company enters into transactions with its and the Banks’ executive officers, directors and their affiliates. It is the Company’s policy that all transactions with these parties are on the same terms, including interest rates and collateral requirements on loans, as those prevailing at the same time for comparable transactions with unrelated parties. At December 31, 2012 and 2011, there was no outstanding indebtedness of officers, directors or their affiliated companies; however one officer was issued a line of credit in the amount of $800,000 in 2011 in which no advances were issued during 2011.

The following is an analysis of activity for the years ended December 31, 2012 and 2011 for such amounts (in thousands):

	2012	2011
Balance at January 1,	$—	$91
New loans and advances	580	—
Repayments	(580)	(91)

Balance at December 31,	$—	$—

In addition, as of December 31, 2012 and 2011, the Company held demand and other deposits for related parties of approximately $6.5 million and $5.4 million, respectively.

One of the Company’s Co-Chairmen is a principal shareholder and the Chairman of the Board of New Era Life Insurance Company (New Era). MetroBank had five commercial real estate loan participations with New Era as of December 31, 2012, and seven as of December 31, 2011. These loans were originated by and are being serviced by MetroBank. As of December 31, 2012, four of the loans are contractually current on their payments and one real estate loan in the amount of $8.9 million is on nonaccrual status and is 90 days or more past due. The following is an analysis of these loans as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Gross balance	$37,614	$56,290
Less: participation portion sold to New Era	(17,084)	(23,552)

Net balance outstanding	$20,530	$32,738

With the exception of the $8.9 million real estate loan on nonaccrual status, $19.4 million of the loans have interest rates ranging from 5.00% to 6.63% and the remaining $9.3 million in loans have interest rates which float with the prime rate. The loans mature between March 2013 and November 2017. The percent of the participation portions sold to New Era varies from 16.67% to 76.00%.

Gaumnitz, Inc. owns the building in which the Company’s corporate headquarters and MetroBank’s Bellaire branch are located and has entered into lease agreements for these locations with the Company and MetroBank. The controlling shareholder of Gaumnitz, Inc. is a major shareholder of the Company. The lease agreements covering the different areas comprising the Company’s headquarters have lease commencement dates of December 2010, at a net rent of $47,000 per month, and expiration dates in December 2015. The lease agreement for MetroBank’s Bellaire branch commenced on December 1, 2011 at a total rent of $12,000 per month and expires in December 2016. For these respective lease agreements, the Company paid Gaumnitz, Inc. $704,000 for the years ended December 31, 2012, 2011 and 2010.

In February 2010, the Company issued a promissory note to one of the Company's Co-Chairmen of the Board and to an affiliate of one of the Company's 5% or more shareholders. Each note was issued for a principal amount of $500,000. The notes, as amended in February 2012, were to mature February 10, 2013 and bear interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly beginning March 31, 2010. The notes were repaid in December 2012.

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

10.7†
Form of Restricted Stock Agreement (CPP Long-Term) under the 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.13†
Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2012).

10.14†
Form of Incentive Stock Option Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-181629)).

10.15†
Form of Nonqualified Stock Option Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (No. 333-181629)).

10.16†
Form of Stock Appreciation Rights Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (No. 333-181629)).

10.17†
Form of Restricted Stock Agreement under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-181629)).

10.18†
Form of Restricted Stock Agreement (CPP Long-Term) under the Amended and Restated MetroCorp Bancshares, Inc. 2007 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-181629)).

10.19
Underwriting Agreement dated June 27, 2012, by and among the Company., MetroBank, N.A., Metro United Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P., as representatives of the several underwriters named in the Underwriting Agreement, and the United States Department of the Treasury (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 28, 2012).

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