Form 10-Q
period 2013-03-31
MetroCorp Bancshares, Inc.
filed 2013-05-09
CIK 1068300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25141

MetroCorp Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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
Yes ☐    No ☑

As of May 2, 2013, the number of outstanding shares of Common Stock was 18,725,901.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Cash and due from banks	$25,013	$31,203
Federal funds sold and other short-term investments	163,282	128,246
Total cash and cash equivalents	188,295	159,449
Interest-bearing time deposits in banks	15,354	15,321

Securities available-for-sale, at fair value	142,713	119,422
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	37,959	44,626
Total securities available-for-sale	180,672	164,048
Securities held-to-maturity (fair value $4,670 and $4,757 at March 31, 2013 and December 31, 2012, respectively)	4,046	4,046
Other investments	5,413	5,592
Loans, net of allowance for loan losses of $22,832 and $24,592, respectively	1,101,884	1,075,745
Accrued interest receivable	3,680	4,120
Premises and equipment, net	3,948	4,046
Goodwill	14,327	14,327
Deferred tax asset, net	12,676	13,110
Customers' liability on acceptances	4,914	7,045
Foreclosed assets, net	12,152	12,555
Cash value of bank owned life insurance	33,120	32,794
Prepaid FDIC assessment	3,001	3,439
Other assets	3,754	4,175
Total assets	$1,587,236	$1,519,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$318,912	$309,696
Interest-bearing	1,009,140	957,334
Total deposits	1,328,052	1,267,030
Junior subordinated debentures	36,083	36,083
Other borrowings	30,000	25,000
Accrued interest payable	274	233
Acceptances outstanding	4,914	7,045
Other liabilities	8,390	7,390
Total liabilities	1,407,713	1,342,781
Commitments and contingencies	–	—

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,766,765 shares issued and 18,725,901 and 18,746,385 outstanding at March 31, 2013 and December 31, 2012, respectively	18,767	18,767
Additional paid-in-capital	75,019	74,998
Retained earnings	85,908	82,881
Accumulated other comprehensive loss	221	567
Treasury stock, at cost, 40,864 and 20,380 shares at March 31, 2013 and December 31, 2012, respectively	(392)	(182)
Total shareholders' equity	179,523	177,031
Total liabilities and shareholders' equity	$1,587,236	$1,519,812

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Loans	$13,829	$14,999
Securities:
Taxable	791	1,027
Tax-exempt	147	117
Other investments	50	43
Federal funds sold and other short-term investments (1)	200	212
Total interest income	15,017	16,398
Interest expense:
Time deposits	1,219	1,536
Demand and savings deposits	427	635
Junior subordinated debentures	316	336
Other borrowings	233	247
Total interest expense	2,195	2,754
Net interest income	12,822	13,644
(Reduction in) provision for loan losses	(450)	400
Net interest income after provision for loan losses	13,272	13,244
Noninterest income:
Service fees	909	1,117
Loan-related fees	130	70
Letters of credit commissions and fees	199	197
Gain on securities transactions, net	14	12
Total other-than-temporary-impairment (“OTTI”) on securities	(40)	(39)
Less: Noncredit portion of OTTI	(13)	–
Net impairments on securities	(27)	(39)
Other noninterest income	425	446
Total noninterest income	1,650	1,803
Noninterest expenses:
Salaries and employee benefits	6,292	5,921
Occupancy and equipment	1,650	1,689
Foreclosed assets, net	(841)	1,001
FDIC assessment	460	397
Other noninterest expense	2,741	1,925
Total noninterest expenses	10,302	10,933

Income before provision for income taxes	4,620	4,114
Provision for income taxes	1,593	1,346
Net income	$3,027	$2,768

Dividends and discount – preferred stock	–	(598)
Net income available to common shareholders	$3,027	$2,170

Earnings per common share:
Basic	$0.17	$0.16
Diluted	$0.16	$0.16
Weighted average common shares outstanding:
Basic	18,332	13,169
Diluted	18,723	13,309
Dividends per common share	$–	$–

(1)	Includes interest-bearing time deposits in banks

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$3,027	$2,768
Other comprehensive income, net of tax:

Change in accumulated gain on effective cash flow hedging derivatives	96	43

Change in unrealized losses on investment securities, net of tax:
Securities with OTTI charges during the period	(25)	(25)
Less: OTTI charges recognized in net income	(17)	(25)
Net unrealized losses on investment securities with OTTI	(8)	–

Unrealized holding (losses) gains arising during the period	(425)	21
Less: reclassification adjustment for losses included in net income	9	8
Net unrealized (losses) gains on investment securities	(434)	13

Other comprehensive (loss) income	(346)	56
Total comprehensive income	$2,681	$2,824

METROCORP BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income	Treasury Stock at
	Shares	At par	capital	earnings	(loss)	cost	Total
Balance at December 31, 2012	18,767	$18,767	$74,998	$82,881	$567	(182)	$177,031
Repurchase of common stock	–	–	–	–	–	(210)	(210)
Stock-based compensation expense related to stock options recognized in earnings	–	–	21	–	–	–	21
Net income	–	–	–	3,027	–	–	3,027
Other comprehensive loss	–	–	–	–	(346)	–	(346)
Balance at March 31, 2013	18,767	$18,767	$75,019	$85,908	$221	(392)	$179,523

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,027	$2,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	234	284
(Reduction in) provision for loan losses	(450)	400
Impairment on securities	27	39
Gain on securities transactions, net	(14)	(12)
(Gain) loss on sale or writedown of foreclosed assets, net	(910)	782
Amortization of premiums and discounts on securities	191	128
Amortization of deferred loan fees and discounts	(312)	(244)
Amortization of core deposit intangibles	10	14
Stock-based compensation	21	20
Change in:
Accrued interest receivable	440	(40)
Other assets	995	538
Accrued interest payable	41	(25)
Other liabilities	1,096	(529)
Net cash provided by operating activities	4,396	4,123

Cash flows from investing activities:
Net change in interest-bearing deposits in banks	(33)	–
Purchases of securities available-for-sale	(28,484)	(31,565)
Purchases of other investments	–	(1)
Proceeds from maturities, calls and principal paydowns of securities available-for-sale	10,966	12,603
Proceeds from sales and maturities of other investments	179	110
Net change in loans	(32,056)	(2,546)
Proceeds from sales of foreclosed assets	7,992	2,800
Purchases of premises and equipment	(136)	(83)
Net cash used in investing activities	(41,572)	(18,682)

Cash flows from financing activities:
Net change in:
Deposits	61,022	5,252
Other borrowings	5,000	(315)
Repurchase of common stock	–	(112)
Cash dividends paid on preferred stock	–	(563)
Net cash provided by financing activities	66,022	4,262

Net increase (decrease) in cash and cash equivalents	28,846	(10,297)
Cash and cash equivalents at beginning of period	159,449	193,609
Cash and cash equivalents at end of period	$188,295	$183,312

Supplemental information:

Interest paid	$2,154	$2,778
Income taxes paid	250	1,160
Noncash investing and financing activities:
Issuance of common stock pursuant to incentive plan	–	44
Foreclosed assets acquired	6,679	202
Loans originated to finance foreclosed assets	6,120	–

See accompanying notes to unaudited condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at March 31, 2013 and December 31, 2012, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. Interim period results are not necessarily indicative of results for a full-year period.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting  principles.

Certain items in prior financial statements have been reclassified to conform to the 2013 presentation, with no impact on the balance sheet, net income, shareholders’ equity or cash flows.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.         SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of March 31, 2013
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$81,385	$240	$(206)	$-	$81,419
Obligations of state and political subdivisions	14,618	426	(49)	-	14,995
Corporate	6,074	265	-	-	6,339
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	61,558	1,225	(51)	-	62,732
Privately issued residential	684	353		(342)	695
Asset backed securities	176	148	-	(167)	157
Equity Securities
CRA funds	14,204	131	-	-	14,335
Total available-for-sale securities	$178,699	$2,788	$(306)	$(509)	$180,672

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$624	$-	$-	$4,670
Total held-to-maturity securities	$4,046	$624	$-	$-	$4,670

Other investments
FHLB (1)/Federal Reserve Bank stock (2)	$4,330	$-	$-	$-	$4,330
Investment in subsidiary trust (3)	1,083	-	-	-	1,083
Total other investments	$5,413	$-	$-	$-	$5,413

	As of December 31, 2012
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$70,892	$362	$(73)	$—	$71,181
Obligations of state and political subdivisions	12,810	579	—	—	13,389
Corporate	6,080	270	—	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	56,572	1,369	—	—	57,941
Privately issued residential	718	330	—	(365)	683
Asset backed securities	187	129	—	(173)	143
Equity securities
Investment in CRA funds	14,128	233	—	—	14,361

Total available-for-sale securities	$161,387	$3,272	$(73)	$(538)	$164,048

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$711	$—	$—	$4,757

Total held-to-maturity securities	$4,046	$711	$—	$—	$4,757

Other investments
FHLB (1)/Federal Reserve Bank (2) stock	4,509	—	—	—	4,509
Investment in subsidiary trust (3)	1,083	—	—	—	1,083

Total other investments	$5,592	$—	$—	$—	$5,592

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

The following tables display the fair value and gross unrealized losses on securities available-for-sale as of March 31, 2013 and December 31, 2012 for which OTTI has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of March 31, 2013 or December 31, 2012.

	March 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$31,078	$(206)	$—	$—	$31,078	$(206)
Obligations of state and political subdivisions	2,573	(49)	—	—	2,573	(49)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	14,697	(51)	—	—	14,697	(51)
Privately issued residential	—	—	71	—	71	—
Total securities	$48,348	$(306)	$71	$—	$48,419	$(306)

	As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$9,921	$(73)	$—	$—	$9,921	$(73)
Mortgage-backed securities and collateralized mortgage obligations:
Privately issued residential	—	—	72	—	72	—

Total securities	$9,921	$(73)	$72	$—	$9,993	$(73)

As of March 31, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $306,000 of unrealized losses is temporary and the remaining $509,000 of OTTI as of March 31, 2013 represents an unrealized loss for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table represents the impairment activity related to debt securities (in thousands):

Impairment related to credit losses	Three months ended March 31, 2013	Three months ended March 31, 2012

Beginning balance at beginning of period	$1,716	$1,594
Addition of OTTI that was not previously recognized	—	—
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	21
Transfers from accumulated other comprehensive income (“AOCI”) to OTTI related to credit losses	16	18
Reclassifications from OTTI to realized losses	—	—
Ending balance at end of period	$1,732	$1,633

For the three months ended March 31, 2013, the Company recognized credit-related losses of $10,000 on one non-agency residential mortgage-backed security and $6,000 on one asset-backed security. There were no noncredit impairments included in accumulated other comprehensive income  for the three months ended March 31, 2013.

To measure credit losses, external credit ratings and other relevant collateral details and performance statistics on a security-by-security basis were considered. Securities exhibiting significant deterioration are subjected to further analysis. Assumptions were developed for prepayment speed, default rate and loss severity for each security using third party sources and based on the collateral history. The resulting projections of future cash flows of the underlying collateral were then discounted by the underlying yield before any write-downs were considered to determine the net present value of the cash flows (“NPV”). The difference between the cost basis and the NPV was taken as a credit loss in the current period to the extent that these losses have not been previously recognized. The difference between the NPV and the quoted market price is considered a noncredit related loss and was included in other comprehensive income.

Other Securities Information

There were no sales (excluding calls and maturities) of available-for-sale securities for the three months ended March 31, 2013 or 2012.  There were no sales or transfers of held-to-maturity securities for the three months ended March 31, 2013 or 2012.

At March 31, 2013, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$702	$711	$—	$—
Within two to five years	12,569	12,845	—	—
Within six to ten years	75,675	75,800	—	—
After ten years	13,307	13,554	4,046	4,670
Mortgage-backed securities and collateralized mortgage obligations	62,242	63,427	—	—
Total debt securities	$164,495	$166,337	$4,046	$4,670

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.          LOANS

The loan portfolio is classified by major type as follows:

	As of March 31, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$395,640	35.10%	$383,641	34.78%
Real estate mortgage
Residential	37,526	3.33	36,807	3.34
Commercial	677,061	60.07	665,244	60.32
	714,587	63.40	702,051	63.66
Real estate construction
Residential	2,753	0.24	2,420	0.22
Commercial	7,379	0.66	7,284	0.66
	10,132	0.90	9,704	0.88
Consumer and other	6,808	0.60	7,531	0.68
Gross loans	1,127,167	100.00%	1,102,927	100.00%
Unearned discounts, interest and deferred fees	(2,451)		(2,590)
Total loans	1,124,716		1,100,337
Allowance for loan losses	(22,832)		(24,592)
Loans, net	$1,101,884		$1,075,745

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

March 31, 2013	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$395,640	$(687)	$958	$395,911
Real estate mortgage	714,587	(1,574)	2,020	715,033
Real estate construction	10,132	(37)	17	10,112
Consumer and other	6,808	(153)	18	6,673

Total	$1,127,167	$(2,451)	$3,013	$1,127,729

December 31, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$383,641	$(814)	$1,078	$383,905
Real estate mortgage	702,051	(1,595)	2,024	702,480
Real estate construction	9,704	(30)	18	9,692
Consumer and other	7,531	(151)	21	7,401

Total	$1,102,927	$(2,590)	$3,141	$1,103,478

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limit. MetroBank generally does not make loans larger than $13 million to one borrower and Metro United generally does not make loans larger than $8 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, MetroBank’s Loan Committee or the Director’s Loan Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Management Credit Committee or Director’s Credit Committee except for certain consumer loans, which are approved under individual authority. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies.

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

 Loan review process. In addition to MetroBank’s loan portfolio review by its internal loan review department and Metro United's loan portfolio review by an external third-party company, other ongoing reviews are performed by loan officers and involve the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Loan Review/Compliance Officer. Differences of opinion are resolved among the Loan Officer, Loan Review/Compliance Officer and the Chief Credit Officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion on loan grades.

MetroBank’s credit department reports credit risk grade changes on a monthly basis to its management and the Board of Directors. MetroBank performs monthly and quarterly, and Metro United performs monthly concentration analyses based on industries, collateral types and business lines. Findings are reported monthly to the Directors’ Loan Committee of MetroBank and the Directors’ Credit Committee of Metro United and quarterly to the Board of Directors of each respective Bank.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of March 31, 2013	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$380,163	$645,678	$5,583	$6,673	$1,038,097
7 - “Special Mention”/ “Watch”	3,797	13,268	—	—	17,065
8 - “Substandard”	11,951	56,087	4,529	—	72,567
9 -“Doubtful"	—	—	—	—	—

Total	$395,911	$715,033	$10,112	$6,673	$1,127,729

As of December 31, 2012	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$366,571	$611,159	$5,163	$7,401	$990,294
7 - “Special Mention”/ “Watch”	4,393	14,593	—	—	18,986
8 - “Substandard”	12,941	76,728	4,529	—	94,198
9 -“Doubtful"	—	—	—	—	—

Total	$383,905	$702,480	$9,692	$7,401	$1,103,478

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

The Company requires that nonperforming assets be monitored by the special assets department or senior lenders for MetroBank, and by the special asset team consisting of internal credit personnel with the assistance of third party consultants and attorneys for Metro United. All nonperforming assets are actively managed pursuant to the Company’s loan policy. Senior management is apprised on a weekly basis of the workout endeavors and provides assistance as necessary to determine the best strategy for problem loan resolution and maximizing repayment on nonperforming assets.

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$870	$645	$510	$2,025	$393,886	$395,911	$—
Real estate mortgage:
Residential	66	—	142	208	37,401	37,609	—
Commercial	2,264	376	12,053	14,693	662,731	677,424	—
Real estate construction:
Residential	—	—	1,426	1,426	1,322	2,748	—
Commercial	—	—	3,103	3,103	4,261	7,364	—
Consumer and other	—	—	—	—	6,673	6,673	—

Total	$3,200	$1,021	$17,234	$21,455	$1,106,274	$1,127,729	$—

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,233	$817	$1,308	$4,358	$379,547	$383,905	$—
Real estate mortgage:
Residential	—	—	239	239	36,667	36,906	—
Commercial	114	3,817	18,141	22,072	643,502	665,574	—
Real estate construction:
Residential	—	—	1,426	1,426	984	2,410	—
Commercial	150	—	3,103	3,253	4,029	7,282	—
Consumer and other	—	—	—	—	7,401	7,401	—

Total	$2,497	$4,634	$24,217	$31,348	$1,072,130	$1,103,478	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	March 31, 2013	December 31, 2012
Commercial and industrial	$579	$1,308
Real estate mortgage:
Residential	142	239
Commercial	16,347	22,501
Real estate construction:
Residential	1,426	1,426
Commercial	3,104	3,103

Total	$21,598	$28,577

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at March 31, 2013 and December 31, 2012, is presented below (in thousands):

As of March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$579	$579	$—	$4,394
Real estate mortgage:
Residential	142	142	—	188
Commercial	12,368	12,368	—	17,096
Real estate construction:
Residential	1,426	1,426	—	1,885
Commercial	3,104	3,104	—	3,132

Impaired loans with an allowance
Commercial and industrial	$—	$—	$—	$17
Real estate mortgage:
Commercial	3,979	3,980	252	4,530

Total:
Commercial and industrial	$579	$579	$—	$4,411
Real estate mortgage	16,489	16,490	252	21,814
Real estate construction	4,530	4,530	—	5,017

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	21	21	21	1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

For the three months ended March 31, 2013 there was no interest income recognized on impaired loans.  For the three months ended March 31, 2012, interest income of $89,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

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

There were no investments in troubled debt restructurings that occurred for the three months ended March 31, 2013. As of March 31, 2013, there were no commitments to lend additional funds on loans that were modified as troubled debt restructurings.   As of March 31, 2013, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

The following table presents the recorded investment in troubled debt restructurings that occurred for the three months ended March  31, 2012 (dollars in thousands):

	Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Commercial	1	$2,699	$2,699

The loan identified as a troubled debt restructuring by the Company was previously on nonaccrual status and reported as an impaired loan prior to restructuring.  The borrower was under the protection of the Federal Bankruptcy Act and the court approved and imposed a reorganization plan which modified the existing payment terms.  Since the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.

As of March 31, 2012, commitments to lend additional funds on loans that were modified as troubled debt restructurings were insignificant.   As of March 31, 2012, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve derived from  historical average losses by loan grade, (2) specific reserves on larger impaired individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages and (4) a reserve for unfunded lending commitments.

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio as discussed under “Nonperforming Assets.” The Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are risk-rated as grade 8, and are those loans with well-defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are risk-rated as grade 9, and are those loans which have characteristics similar to substandard loans but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as “loss” are risk-rated as grade 10 and are those loans which are charged off.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of and for the three months ended March 31, 2013	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,255	$14,748	$216	$143	$1,230	$24,592
(Reduction in) provision for loan losses	(408)	(1,031)	(41)	(43)	1,073	(450)
Charge-offs	(884)	(550)	—	(25)	—	(1,459)
Recoveries	90	50	5	4	—	149

Allowance for loan losses at end of period	$7,053	$13,217	$180	$79	$2,303	$22,832

Ending allowance for loan losses balance for loans individually evaluated for impairment	$—	$289	$—	$—		$289

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,053	$12,928	$180	$79		$20,240

Loans:
Recorded investment in loans	$395,911	$715,033	$10,112	$6,673		$1,127,729

Recorded investment in loans individually evaluated for impairment	$579	$16,489	$4,530	$—		$21,598

Recorded investment in loans collectively evaluated for impairment	$395,332	$698,544	$5,582	$6,673		$1,106,131

As of and for the three months ended March 31, 2012	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,966	$19,213	$320	$137	$685	$28,321
(Reduction in) provision for loan losses	1,923	(2,638)	(104)	(6)	1,225	400
Charge-offs	(784)	(340)	—	(42)	—	(1,166)
Recoveries	118	363	19	11	—	511

Allowance for loan losses at end of period	$9,223	$16,598	$235	$100	$1,910	$28,066

Ending allowance for loan losses balance for loans individually evaluated for impairment	$362	$655	$—	$—		$1,017

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,861	$15,943	$235	$100		$25,139

Loans:
Recorded investment in loans	$344,975	$691,071	$9,208	$4,795		$1,050,049

Recorded investment in loans individually evaluated for impairment	$9,315	$29,165	$3,263	$1		$41,744

Recorded investment in loans collectively evaluated for impairment	$335,660	$661,906	$5,945	$4,794		$1,008,305

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

Changes in the carrying amount of the Company’s goodwill for the periods indicated are as follows (in thousands):

Balance as of January 1, 2013
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

Impairment losses for the three months ended March 31, 2013	—

Balance as of March 31, 2013
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

5.        EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.  As of March 31, 2013 and 2012, there were 258,920 and 652,750 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)

Net income available to common shareholders	$3,027	$2,170

Weighted average common shares in basic EPS	18,332	13,169
Effect of dilutive securities	391	140
Weighted average common and potentially dilutive common shares used in diluted EPS	18,723	13,309

Income per common share:
Basic	$0.17	$0.16
Diluted	$0.16	$0.16

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2013 and December 31, 2012 is presented below:

	As of March 31, 2013	As of December 31, 2012
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$117,221	$99,474
Standby letters of credit	9,821	10,387
Commercial letters of credit	2,660	1,595
Operating leases	6,750	7,337
Total financial instruments with off-balance sheet risk	$136,452	$118,793

Litigation. The Company is involved in various litigation that arises from time to time in the normal course of business.  In the opinion of management, after consultations with its legal counsel, such litigation is not expected to have a material adverse effect of the Company’s consolidated financial position, results of operations or cash flows.

7.       REGULATORY MATTERS

The Banks are subject to regulations and, among others things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Under applicable restrictions as of March 31, 2013, no dividends could be paid by MetroBank to the Parent without regulatory approval.  In addition, dividends paid by the Banks to the Parent would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

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

As of March 31, 2013, the most recent notifications from the OCC with respect to MetroBank, and the CDFI with respect to Metro United categorized the Banks  as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed the Banks’ level of capital adequacy.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2013
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$214,605	17.75%	$96,750	8.00%	$	N/A	N/A	%
MetroBank, N.A.	155,837	17.76	70,186	8.00		87,733	10.00
Metro United Bank	52,931	16.10	26,309	8.00		32,886	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	199,323	16.48	48,375	4.00		N/A	N/A
MetroBank, N.A.	144,743	16.50	35,093	4.00		52,640	6.00
Metro United Bank	48,782	14.83	13,154	4.00		19,732	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	199,323	13.09	60,923	4.00		N/A	N/A
MetroBank, N.A.	144,743	13.04	44,389	4.00		55,487	5.00
Metro United Bank	48,782	11.76	16,596	4.00		20,745	5.00

As of December 31, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$212,083	17.95%	$94,509	8.00%	$	N/A	N/A	%
MetroBank, N.A.	152,613	17.80	68,587	8.00		85,734	10.00
Metro United Bank	52,714	16.34	25,814	8.00		32,267	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	197,077	16.68	47,255	4.00		N/A	N/A
MetroBank, N.A.	141,702	16.53	34,293	4.00		51,440	6.00
Metro United Bank	48,636	15.07	12,907	4.00		19,360	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	197,077	13.18	59,812	4.00		N/A	N/A
MetroBank, N.A.	141,702	12.70	44,613	4.00		55,766	5.00
Metro United Bank	48,636	12.76	15,243	4.00		19,053	5.00

8.       OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain on effective cash flow derivatives	$151	$55	$96	$68	$25	$43

Unrealized loss on investment securities with OTTI:
Securities with OTTI charges during the period	(40)	(15)	(25)	(39)	(14)	(25)
Less: OTTI charges recognized in net income	(27)	(10)	(17)	(39)	(14)	(25)
Net unrealized losses on investment securities with OTTI	(13)	(5)	(8)	—	—	—

Unrealized gain (loss) on investment securities:
Unrealized holding gain (loss) arising during the period	(663)	(238)	(425)	31	10	21
Less: reclassification adjustment for gain included in net income	14	5	9	12	4	8
Net unrealized gains (losses) on investment securities	(677)	(243)	(434)	19	6	13

Other comprehensive (loss) income	$(539)	$(193)	$(346)	$87	$31	$56

The balance of and changes in each component of accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2013 are as follows (net of taxes):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) December 31, 2012	$(1,136)	$(1,017)	$2,720	$567
Other comprehensive income (loss)before reclassifications	96	(8)	(425)	(337)
Amounts reclassified from other comprehensive income (loss) (1)	—	—	(9)	(9)
Net current-period other comprehensive income (loss)	96	(8)	(434)	(346)

Accumulated other comprehensive income (loss) March 31, 2013	$(1,040)	$(1,025)	$2,286	$221

(1)	Amounts reclassified from other comprehensive income were transferred to gain (loss) on securities, net.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2013 and December 31, 2012 are presented in the following table (in thousands).

	March 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,624)	$17,500	$(1,775)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$49	$15,000	$41

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

Amounts included in the condensed consolidated statements of income and in other comprehensive income for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Gains recorded in income and other comprehensive income, net of tax (in thousands)
	Derivatives – effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Three months ended March 31, 2013
Interest rate swap	$—	$—	$—	$96	$96

Three months ended March 31, 2012
Interest rate swap	$—	$—	$—	$43	$43

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives for the year ended March 31, 2013 and 2012 were as follows (in thousands).

	Three Months Ended March 31,
	2013	2012
Non-hedging interest rate derivative:
Other non-interest income	$7	$(34)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.  The Company had no credit exposure relating to the interest rate swap at March 31, 2013.  The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million at March 31, 2013.

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

The following is a summary of selected operating segment information as of and for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013				For the Three Months Ended March 31, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$10,849	$4,166	$2	$15,017	$12,410	$3,981	$7	$16,398
Total interest expense	1,309	574	312	2,195	1,737	669	348	2,754
Net interest income	9,540	3,592	(310)	12,822	10,673	3,312	(341)	13,644
(Reduction in) provision for loan losses	(450)	─	─	(450)	400	─	─	400
Net interest income after provision for loan losses	9,990	3,592	(310)	13,272	10,273	3,312	(341)	13,244
Noninterest income	1,905	106	(361)	1,650	2,057	84	(338)	1,803
Noninterest expenses	7,418	2,411	473	10,302	8,513	2,391	29	10,933
Income (loss) before income tax provision	4,477	1,287	(1,144)	4,620	3,817	1,005	(708)	4,114
Provision (benefit) for income taxes	1,435	548	(390)	1,593	1,160	423	(237)	1,346
Net income (loss)	$3,042	$739	$(754)	$3,027	$2,657	$582	$(471)	$2,768

	As of March 31, 2013					As of March 31, 2012
	MetroBank	Metro United	Other		Consolidated Company	MetroBank	Metro United	Other		Consolidated Company
	(Dollars in thousands)
Net loans	$767,618	$334,266	$	─	$1,101,884	$724,511	$293,972	$	─	$1,018,483
Total assets	1,146,420	440,418		398	1,587,236	1,106,658	395,975		(1,626)	1,501,007
Deposits	964,232	370,574		(6,754)	1,328,052	933,396	333,992		(10,561)	1,256,827

11.     FAIR VALUE

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

Interest Rate Derivatives. The Company’s derivative positions are classified within Level 2 in the fair value hierarchy and is valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives aredetermined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, yield curves, non-performance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration.

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at March 31, 2013 and December 31, 2012:

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at March 31, 2013
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$—	$81,419	$—	$81,419
Obligations of state and political subdivisions	—	14,995	—	14,995
Corporate	—	6,339	—	6,339
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	62,732	—	62,732
Privately issued residential	—	695	—	695
Asset backed securities	—	157	—	157
Investment in CRA funds	14,335	—	—	14,335

Total available-for-sale securities	14,335	166,337	—	180,672
Derivative assets
Interest rate cap	—	49	—	49
Total assets measured at fair value on a recurring basis	$14,335	$166,386	$—	$180,721

Derivative liabilities at March 31, 2013
Interest rate swap	$—	$(1,624)	$—	$(1,624)

Securities available-for-sale at December 31, 2012
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$—	$71,181	$—	$71,181
Obligations of state and political subdivisions	—	13,389	—	13,389
Corporate	—	6,350	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	57,941	—	57,941
Privately issued residential	—	683	—	683
Asset backed securities	—	143	—	143
Investment in CRA funds	14,361	—	—	14,361

Total available-for-sale securities	14,361	149,687	—	164,048
Derivative assets
Interest rate cap	—	41	—	41
Total assets measured at fair value on a recurring basis	$14,361	$149,728	$—	$164,089

Derivative liabilities at December 31, 2012
Interest rate swap	$—	$(1,775)	$—	$(1,775)

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

  Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of March 31, 2013 and December 31, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) as of March 31, 2013 and December 13, 2012 (in thousands):

	As of March 31, 2013
	Level 2	Level 3
Assets
Goodwill	$—	$14,327
Foreclosed assets	—	12,152
Impaired loans (1)	3,728	—

	As of December 31, 2012
	Level 2	Level 3
Assets
Goodwill	$—	$14,327
Foreclosed assets	—	12,555
Impaired loans (1)	4,646	—

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation allowance.

The following presents losses related to fair value adjustments that are included in the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 related to assets held at those dates (in thousands):

	Three Months Ended March 31,
	2013	2012
Losses related to:
Goodwill	$—	$—
Foreclosed assets (1)	64	77
Impaired loans (2)	—	—

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

       The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Level 2 inputs:
Cash and cash equivalents	$188,295	$188,295	$159,449	$159,449
Interest-bearing time deposits in banks	15,354	15,354	15,321	15,321
Investment securities held-to-maturity	4,046	4,670	4,046	4,757
Other investments	5,413	5,413	5,592	5,592
Cash value of bank owned life insurance	33,120	33,120	32,794	32,794
Accrued interest receivable	3,680	3,680	4,120	4,120
Level 3 inputs:
Loans held-for-investment, net	1,101,884	1,091,892	1,075,745	1,062,432

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	810,247	810,247	808,377	808,377
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	274	274	233	233
Level 3 inputs:
Time deposits	517,804	520,982	458,653	461,672
Other borrowings	30,000	29,976	25,000	25,008

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	226	—	251
Standby letters of credit	—	13	—	24

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

12.     INCOME TAXES

The Company’s effective tax rate was 34.5% for three months ended March 31, 2013 compared with 32.7% for the three months ended March 31, 2012. The increase in the effective income tax rate in 2013 as compared to 2012 was partially the result of state income taxes, bank owned life insurance investment income and foreign taxes. Additionally, the effective income tax rates for the three months ended March 31, 2013 and 2012 were impacted by the amount of other non-deductible expense and non-taxable income in each respective period, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

As of March 31, 2013, the Company had approximately $12.7 million in deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at March 31, 2013 and  December 31, 2012 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

13.     NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) ASU No. 2013-02–“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts ASU No. 2013-02 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2013-01 – “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and clarifies that ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement . ASU No. 2013-01 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2012-06 – “Business Combinations (Topic 805) -  Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”.  ASU No. 2012-06 states that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU No. 2012-06 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

ASU No. 2012-02 "Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment".  ASU No. 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU No. 2011-08. ASU No. 2012-02 was effective for the Company beginning January 1, 2013 and did not have a significant impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2011-11, "Balance Sheet (Topic 210) - "Disclosures about Offsetting Assets and Liabilities".  ASU No. 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2011-11 was effective for the Company for annual and interim periods beginning on January 1, 2013 and did not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. Words such as “believe”, “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, the negatives of such words or similar expressions, identify these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

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

Overview

The Company recorded net income of $3.0 million for the three months ended March 31, 2013, compared with $2.8 million for the same quarter in 2012. The Company’s diluted earnings per common share for the three months ended March 31, 2013 were $0.16 (based on 18.7 million diluted shares), compared with $0.16 (based on 13.3 million diluted shares) for the same quarter in 2012. Diluted earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding at the end of the period.

Total assets were $1.59 billion at March 31, 2013, an increase of $67.4 million or 4.4% from $1.52 billion at December 31, 2012. Available-for-sale investment securities at March 31, 2013 were $180.7 million, an increase of $16.6 million or 10.1% from $164.0 million at December 31, 2012. Net loans at March 31, 2013 were $1.10 billion, an increase of $26.1 million or 2.4% from $1.08 billion at December 31, 2012. Total deposits at March 31, 2013 were $1.33 billion, an increase of $61.0 million or 4.8% from $1.27 billion at December 31, 2012. Other borrowings at March 31, 2013 were $30.0 million, an increase of $5.0 million or 20.0% from $25.0 million at December 31, 2012. The Company’s return on average assets (“ROAA”) for the three months ended March 31, 2013 and 2012 was 0.80% and 0.75%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended March 31, 2013 and 2012 was 6.88% and 6.67%, respectively.  Shareholders’ equity at March 31, 2013 was $179.5 million compared to $177.0 million at December 31, 2012, an increase of $2.5 million or 1.4%.  Details of the changes in the various components of net income are further discussed below.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2013, net interest income, before the provision for loan losses, was $12.8 million, a decrease of $822,000 or 6.0% compared with $13.6 million for the same period in 2012. The decrease was due primarily to a decline in the yield on average total loans, partially offset by lower cost of deposits.  Average interest-earning assets for the three months ended March 31, 2013 were $1.44 billion, an increase of $44.5 million or 3.2% compared with $1.40 billion for the same period in 2012. The weighted average yield on interest-earning assets for the first quarter of 2013 was 4.23%, a decrease of 50 basis points compared with 4.73% for the same quarter in 2012. Average interest-bearing liabilities for the three months ended March 31, 2013 were $1.04 billion, a decrease of $23.6 million or 2.2% compared with $1.06 billion for the same period in 2012. The weighted average interest rate paid on interest-bearing liabilities for the first quarter 2013 was 0.86%, a decrease of 18 basis points compared with 1.04% for the same quarter in 2012.  The average interest rate decreased primarily as higher cost time deposits matured and were replaced with lower cost deposits. Additionally, market rates paid on savings and money market accounts declined.

The net interest margin for the three months ended March 31, 2013 was 3.61%, a decrease of 32 basis points compared with 3.93% for the same period in 2012. The decrease was primarily the result of lower yields on loans and a lower volume of taxable securities, partially offset by lower rates paid on deposits.

Total Interest Income. Total interest income for the three months ended March 31, 2013 was $15.0 million, a decrease of $1.4 million or 8.4% compared with $16.4 million for the same period in 2012. The decrease was primarily due to lower yield on loans and securities, partially offset by an increase in the volume of loans.

Interest Income from Loans. Interest income from loans for the three months ended March 31, 2013 was $13.8 million, a decrease of $1.2 million or 7.8% compared with $15.0 million for the same quarter in 2012. The decrease was the result of lower loan yield compared with the same quarter in 2012.   Average total loans for the three months ended March 31, 2013 were $1.10 billion compared to $1.05 billion for the same period in 2012, an increase of approximately $46.7 million or 4.5%. For the first quarter of 2013, the average yield on loans was 5.12% compared to 5.75% for the same quarter in 2012, a decrease of 63 basis points.

Approximately $750.7 million or 66.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  At March 31, 2013, approximately $601.3 million in loans or 53.3% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 5.46%.  For the three months ended March 31, 2013, the average yield on total loans was approximately 187 basis points above the prime rate.    At March 31, 2012, variable rate loans with interest rate floors comprised 59.3% of the total loan portfolio and carried a weighted average interest rate of 6.00%.

Interest Income from Investments. Interest income from investments (which includes investment securities, federal funds sold and other investments) for the three months ended March 31, 2013 was $1.2 million, a decrease of $211,000 or 15.1% compared to $1.4 million for the same period in 2012.  The decrease was primarily the result of a decrease in the volume of average taxable securities, lower reinvestment rates on taxable securities and a redeployment of funds to federal funds sold and other short-term investments. Average total investments for the three months ended March 31, 2013 were $344.5 million compared to average total investments for the same period in 2012 of $346.6 million, a decrease of approximately $2.1 million or 0.6%.  The decrease in average total investments was primarily due to the redeployment of funds as a result of greater loan volume.  For the first quarter of 2013, the average yield on total investments was 1.39% compared to 1.62% for the same quarter in 2012, a decrease of 23 basis points.

Total Interest Expense. Total interest expense for the three months ended March 31, 2013 was $2.2 million, a decrease of $559,000 or 20.3% compared to $2.8 million for the same period in 2012. The decrease primarily reflected lower costs on deposits.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended March 31, 2013 was $1.6 million, a decrease of $525,000 or 24.2% compared to $2.2 million for the same period in 2012. Average interest-bearing deposits for the three months ended March 31, 2013 were $974.5 million compared to average interest-bearing deposits for the same period in 2012 of $1.00 billion, a decrease of $26.4 million or 2.6%.  The average interest rate paid on interest-bearing deposits for the first quarter of 2013 was 0.68% compared to 0.87% for the same quarter in 2012, a decrease of 19 basis points. The decline in interest expense was primarily due to lower volume and cost of interest-bearing deposits and the replacement of higher cost time deposits with lower cost deposits as they matured.

Interest Expense on Junior Subordinated Debentures and Other Borrowings. Interest expense on junior subordinated debentures for the three months ended March 31, 2013 was $316,000, a decrease of $20,000 compared to $336,000 for the same period in 2012. The average interest rate paid on junior subordinated debentures for the first quarter of 2013 was 3.50% compared to 3.68% for the same quarter in 2012.  Average junior subordinated debentures for the three months ended March 31, 2013 and 2012 were $36.1 million.

Interest expense on other borrowings for the three months ended March 31, 2013 was $233,000, a decrease of $14,000 compared to $247,000 for the same period in 2012. Average borrowed funds for the three months ended March 31, 2013 was $28.8 million, an increase of $2.8 million or 10.9% compared to $26.0 million for the same period in 2012, primarily due to FHLB San Francisco advances.  The average interest rate paid on borrowed funds for the first quarter of 2013 was 3.28% compared to 3.82% for the same quarter in 2012. The cost decreased due primarily to the lower market rates on FHLB advances.

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

	For The Three Months Ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,095,386	$13,829	5.12%	$1,048,717	$14,999	5.75%
Taxable securities	149,913	791	2.14	172,909	1,027	2.39
Tax-exempt securities	17,111	147	3.48	11,622	117	4.05
Other investments (2)	5,580	50	3.63	6,464	43	2.68
Federal funds sold and other short-term investments	171,880	200	0.47	155,617	212	0.55
Total interest-earning assets	1,439,870	15,017	4.23	1,395,329	16,398	4.73
Allowance for loan losses	(24,262)			(28,707)
Total interest-earning assets, net of allowance for loan losses	1,415,608			1,366,622
Noninterest-earning assets	121,471			126,791
Total assets	$1,537,079			$1,493,413

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$70,776	$21	0.12%	$63,839	$21	0.13%
Savings and money market accounts	412,248	406	0.40	438,445	614	0.56
Time deposits	491,428	1,219	1.01	498,564	1,536	1.24
Junior subordinated debentures	36,083	316	3.50	36,083	336	3.68
Other borrowings	28,833	233	3.28	26,007	247	3.82
Total interest-bearing liabilities	1,039,368	2,195	0.86	1,062,938	2,754	1.04
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	306,101			247,030
Other liabilities	13,087			16,416
Total liabilities	1,358,556			1,326,384
Shareholders' equity	178,523			167,029
Total liabilities and shareholders' equity	$1,537,079			$1,493,413

Net interest income		$12,822			$13,644
Net interest spread			3.37%			3.68%
Net interest margin			3.61%			3.93%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended March 31,
	2013 vs 2012
	Increase (Decrease)
	Due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Loans	$538	$(1,708)	$(1,170)
Taxable securities	(144)	(92)	(236)
Tax-exempt securities	54	(24)	30
Other investments	(6)	13	7
Federal funds sold and other short-term investments	20	(32)	(12)
Total decrease in interest income	462	(1,843)	(1,381)

Interest-bearing liabilities:
Interest-bearing demand deposits	2	(2)	—
Savings and money market accounts	(41)	(167)	(208)
Time deposits	(35)	(282)	(317)
Junior subordinated debentures	(8)	(12)	(20)
Other borrowings	25	(39)	(14)
Total decrease in interest expense	(57)	(502)	(559)

(Decrease) increase in net interest income	$519	$(1,341)	$(822)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The (reduction in ) provision for loan losses for the three months ended March 31, 2013 was a reversal of ($450,000), a decrease of $850,000 compared with a provision of $400,000 for the same period in 2012, primarily as a result of a reduction in nonperforming and classified loans. The allowance for loan losses as a percent of total loans was 2.03%, 2.23% and 2.68% at March 31, 2013, December 31, 2012 and  March 31, 2012, respectively.

Noninterest Income.  Noninterest income for the three months ended March 31, 2013 was $1.7 million, a decrease of $153,000 or 8.5% compared with $1.8 million for the same period in 2012. The decrease for the three months ended March 31, 2013 was primarily due to a decline in service fees.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2013 was $10.3 million, a decrease of $631,000 or 5.8% compared with $10.9 million for the same period in 2012.  The decrease was mainly the result of $974,000 in net gains on sales of ORE properties as well as a decline in ORE expenses, but partially offset by increases in other noninterest expense and salaries and employee benefits.

Salaries and employee benefits expense for the three months ended March 31, 2013 was $6.3 million, an increase of $371,000 or 6.3% compared with $5.9 million for the same period in 2012. The increase was primarily due to increased headcount and share-based compensation costs.

Other noninterest expense for the three months ended March 31, 2013 was $2.7 million, an increase of $816,000 or 42.4% compared to $1.9 million for the same period in 2012, primarily due to an increase in data processing expenses as a result of a core processing system conversion, and increases in the provision for unfunded commitments and in operational losses.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets, by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The efficiency ratio for the three months ended March 31, 2013 was 77.49%, an increase from 66.96% for the same quarter in 2012, primarily due to decreased net interest income combined with increases in other noninterest expense and salaries and employee benefits expense.

  Income Taxes. Income tax expense for the three months ended March 31, 2013 was $1.6 million, compared with $1.3 million for the same period in 2012. The Company’s effective tax rate was 34.5% for three months ended March 31, 2013 compared with 32.7% for the three months ended March 31, 2012. The increase in the effective income tax rate in 2013 as compared to 2012 was partially the result of state income taxes, bank owned life insurance investment income and foreign taxes. Additionally, the effective income tax rates for the three months ended March 31, 2013 and 2012 were impacted by the amount of other non-deductible expense and non-taxable income in each respective period, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group.

As of March 31, 2013, the Company had approximately $12.7 million in deferred tax assets compared with $13.1 million at December 31, 2012 and $14.8 million at March 31, 2012. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at March 31, 2013 and  December 31, 2012 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides sufficient time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken.

Financial Condition

Loan Portfolio. Total loans at March 31, 2013 were $1.12 billion, an increase of $24.4 million or 2.2% compared with $1.10 billion at December 31, 2012, mainly due to increases in real estate mortgage loans and commercial and industrial loans.  At March 31, 2013 and December 31, 2012, the ratio of total loans to total deposits was 84.69% and 86.84%, respectively. Total loans represented 70.9% and72.4% of total assets at March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of March 31, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$395,640	35.10%	$383,641	34.78%
Real estate mortgage:
Residential	37,526	3.33	36,807	3.34
Commercial	677,061	60.07	665,244	60.32
	714,587	63.40	702,051	63.66
Real estate construction:
Residential	2,753	0.24	2,420	0.22
Commercial	7,379	0.66	7,284	0.66
	10,132	0.90	9,704	0.88
Consumer and other	6,808	0.60	7,531	0.68
Gross loans	1,127,167	100.00%	1,102,927	100.00%
Unearned discounts, interest and deferred fees	(2,451)		(2,590)
Total loans	1,124,716		1,100,337
Allowance for loan losses	(22,832)		(24,592)
Loans, net	$1,101,884		$1,075,745

Nonperforming Assets. At March 31, 2013, total nonperforming assets consisted of $17.5 million in nonaccrual loans, $4.1 million in nonaccruing troubled debt restructurings (“TDRs”) and $12.2 million in other real estate (“ORE”). Total nonperforming assets at March 31, 2013 were $33.8 million compared with $41.5 million at December 31, 2012, a decrease of $7.8 million or 18.7%. The ratio of total nonperforming assets to total assets decreased to 2.13% at March 31, 2013 from 2.73% at December 31, 2012.

The $7.8 million decrease in total nonperforming assets consisted of declines of $6.1 million in nonaccrual loans, $916,000 in TDRs, $400,000 in accruing TDRs and a net reduction of $403,000 in ORE. In Texas, nonaccrual loans including nonaccrual TDRs decreased primarily due to a $6.7 million loan transfer to ORE and $1.0 million in charge-offs, but partially offset by the addition of three loans totaling approximately $878,000. The decrease in nonperforming assets in California primarily consisted of decreases of $354,000 in nonaccrual loans, $400,000 in accruing TDRs, $45,000 in nonaccrual TDRs and $340,000 in ORE.

ORE at March 31, 2013 decreased $403,000 compared with December 31, 2012, which included a net reduction of $64,000 in Texas and $340,000 in California.  The decrease in Texas was primarily the result of a $6.7 million loan transferred to ORE but was subsequently sold during first quarter 2013, and writedowns of two other properties.  The decrease in California was primarily the result of the sale of two properties.

The Company is occasionally involved in the sale of certain federally guaranteed loans into the secondary market with servicing retained. Under the terms of the Small Business Administration (“SBA”) program, the Company at its option may repurchase any loan that may become classified as nonperforming. Any repurchased loans may increase the Company’s nonperforming loans until the time at which the loan repurchased is either restored to an accrual status or the Company files a claim with the SBA for the guaranteed portion of the loan.  There were no sales of SBA loans for the three months ended March 31, 2013 or 2012.

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of	As of
	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans (1)	$17,501	$23,568
Accruing loans 90 days or more past due (1)	—	—
Troubled debt restructurings – accruing (1)	—	400
Troubled debt restructurings – nonaccruing (1)	4,098	5,014
Other real estate (“ORE”)	12,152	12,555
Total nonperforming assets	33,751	41,537

Total nonperforming assets to total assets	2.13%	2.73%
Total nonperforming assets to total loans and ORE	2.97%	3.73%

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

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at March 31, 2013 and December 31, 2012, is presented below (in thousands):

As of March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$579	$579	$—	$4,394
Real estate mortgage:
Residential	142	142	—	188
Commercial	12,368	12,368	—	17,096
Real estate construction:
Residential	1,426	1,426	—	1,885
Commercial	3,104	3,104	—	3,132

Impaired loans with an allowance
Commercial and industrial	$—	$—	$—	$17
Real estate mortgage:
Commercial	3,979	3,980	252	4,530

Total:
Commercial and industrial	$579	$579	$—	$4,411
Real estate mortgage	16,489	16,490	252	21,814
Real estate construction	4,530	4,530	—	5,017

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	21	21	21	1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

For the three months ended March 31, 2013 there was no interest income recognized on impaired loans.  For the three months ended March 31, 2012, interest income of $89,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At March 31, 2013 and 2012, the allowance for loan losses was $22.8 million and $28.1 million, respectively, or 2.03% and 2.68% of total loans, respectively.  At December 31, 2012, the allowance for loan losses was $24.6 million, or 2.23% of total loans. Net charge-offs for the three months ended March 31, 2013 were $1.3 million or 0.12% of total loans compared with net charge-offs of $655,000 or 0.06% of total loans for the same period in 2012. The net charge-offs for the first quarter of 2013 primarily consisted of $921,000 in loans from Texas and $389,000 in loans from California.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments and is maintained at levels that the Company believes are adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the financial statements. The Company employs a systematic methodology for determining the allowance for credit losses that consists of four components: (1) a formula-based general reserve based on historical average losses by loan grade, (2) specific reserves on larger impaired individual credits that are based on the difference between the current loan balance and the loan’s collateral value, observable market price, or discounted present value, (3) a qualitative component that reflects current market conditions and other factors precedent to losses different from historical averages and (4) a reserve for unfunded lending commitments.

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

The following table presents an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Average total loans outstanding for the period	$1,095,386	$1,048,717
Total loans outstanding at end of period	$1,124,716	$1,046,549

Allowance for loan losses at beginning of period	$24,592	$28,321
(Reduction in) provision for loan losses	(450)	400
Charge-offs:
Commercial and industrial	(884)	(784)
Real estate mortgage	(550)	(340)
Real estate construction	–	–
Consumer and other	(25)	(42)
Total charge-offs	(1,459)	(1,166)

Recoveries:
Commercial and industrial	90	118
Real estate mortgage	50	363
Real estate construction	5	19
Consumer and other	4	11
Total recoveries	149	511
Net charge-offs	(1,310)	(655)
Allowance for loan losses at end of period	22,832	28,066

Reserve for unfunded lending commitments at beginning of period	961	1,012
Provision (reversal) for unfunded lending commitments	(12)	(212)
Reserve for unfunded lending commitments at end of period	949	800

Allowance for credit losses	$23,781	$28,866

Ratio of allowance for loan losses to end of period total loans	2.03%	2.68%
Ratio of net (charge-offs) recoveries to average total loans	(0.12)%	(0.06)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	105.71%	67.18%

(1)	Total nonperforming loans are nonaccrual loans, accruing and nonaccruing TDRs, plus loans over 90 days past due.

Securities. At March 31, 2013, the available-for-sale securities portfolio was $180.7 million, an increase of $16.6 million or 10.1% compared with $164.0 million at December 31, 2012. The increase was primarily due to purchases of U.S. government agency securities and U.S. government sponsored mortgage-backed securities. At March 31, 2013 and December 31, 2012, the held-to-maturity portfolio was $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, and the investment in subsidiary trust, were $5.4 million at March 31, 2013, a decrease of $179,000 or 3.2% compared with $5.6 million at December 31, 2012.

Deposits. At March 31, 2013, total deposits were $1.33 billion, an increase of $61.0 million or 4.8% compared with $1.27 billion at December 31, 2012, primarily due to an increase in interest-bearing accounts. The Company’s ratio of noninterest-bearing demand deposits to total deposits at March 31, 2013 and December 31, 2012 was 24.0% and 24.4%, respectively. Interest-bearing deposits at March 31, 2013 were $1.01 billion, an increase of $51.8 million or 4.8% compared with $957.3 million at December 31, 2012.

Junior Subordinated Debentures.  Junior subordinated debentures at March 31, 2013 and December 31, 2012 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2010, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at March 31, 2013 were $30.0 million, an increase of $5.0 million or 20.0% compared to other borrowings of $25.0 million at December 31, 2012.  Other borrowings at March 31, 2013 primarily include $5.0 million in advances from the FHLB of San Francisco and $25.0 million in security repurchase agreements.  The advances from the FHLB of San Francisco bear interest at an average rate of 0.91% and have maturities ranging from four years to five years. The security repurchase agreements bear an average rate of 3.71% and mature on December 31, 2014.  Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year.

In February 2010, the Company issued an unsecured debenture to one of the Company's Co-Chairmen of the Board and an affiliate of one of the Company's 5.0% or more shareholders.  Each debenture was issued for a principal amount of $500,000.  The notes, as amended in February 2012 were to mature February 10, 2013 and bore interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010; however, the promissory notes were repaid in the fourth quarter of 2012.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Three Months Ended March 31, 2013	As of and for the Year Ended December 31, 2012
	(Dollars in thousands)
FHLB Notes and Advances:
at end of period	$5,000	$—
average during the period	3,833	—
maximum month-end balance during the period	5,000	3
Interest rate at end of period	0.91%	—%
Interest rate during the period	0.89	0.02

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$—	$—
average during the period	—	926
maximum month-end balance during the period	—	1,000
Interest rate at end of period	—%	5.00%
Interest rate during the period	—	5.00

Federal Reserve TT&L:
at end of period	$—	$—
average during the period	—	2
maximum month-end balance during the period	—	—

Liquidity. The Company’s loan to deposit ratio at March 31, 2013 and December 31, 2012 was 84.69% and 86.84%, respectively. As of March 31, 2013, the Company had commitments to fund loans in the amount of $117.2 million. At this same date, the Company had stand-by letters of credit of $12.5 million.  Available sources to fund these commitments and other cash demands of the Company come from loan and investment securities repayments, deposit inflows and lines of credit from the FHLBs of Dallas and San Francisco as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $458.2 million from the FHLBs, $10.2 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at March 31, 2013 was $179.5 million compared to $177.0 million at December 31, 2012, an increase of $2.5 million. The increase was primarily the result of net income for the three months ending March 31, 2013.

The Company’s Board of Directors elected to suspend its common stock dividend indefinitely in April 2009.  The payment of future dividends by the Company will be made at the discretion of the Company's Board of Directors.  Additionally, future determination of dividends will depend on a number of factors, including but not limited to current and prospective earnings, capital requirements, financial condition, and other factors that the Board of Directors may deem relevant to the Company and the Banks.

The Company paid no dividends on common stock for the three months ended March 31, 2013 and 2012.  There were no preferred dividends paid for the three months ended March 31, 2013 due to the repurchase of Troubled Asset Relief Program (“TARP”) preferred stock in 2012.  Preferred dividends paid for the three months ended March 31, 2012 were $563,000.

The following table provides a comparison of the Company’s and each of the Bank’s leverage and risk-weighted capital ratios as of March 31, 2013 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At March 31, 2013
The Company
Leverage ratio	4.00	%(1)	N/A	13.09%
Tier 1 risk-based capital ratio	4.00		N/A	16.48
Risk-based capital ratio	8.00		N/A	17.75
MetroBank
Leverage ratio	4.00	%(2)	5.00%	13.04%
Tier 1 risk-based capital ratio	4.00		6.00	16.50
Risk-based capital ratio	8.00		10.00	17.76
Metro United
Leverage ratio	4.00	%(3)	5.00%	11.76%
Tier 1 risk-based capital ratio	4.00		6.00	14.83
Risk-based capital ratio	8.00		10.00	16.10

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The OCC may require MetroBank to maintain a leverage ratio above the required minimum.
(3)	The FDIC may require Metro United to maintain a leverage ratio above the required minimum.

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

There have been no material changes in the market risk information previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

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

There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 21, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

February 1, 2013 to February 28, 2013	20,210	$10.27	N/A	N/A
March 1, 2013 to March 31, 2013	274	10.61	N/A	N/A
Total	20,484	$10.27	N/A	N/A

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: May 9, 2013		George M. Lee Co-Chairman, President and
Chief Executive Officer (principal executive officer)

Date: May 9, 2013	By:	/s/ David C. Choi
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