Form 10-Q
period 2013-06-30
MetroCorp Bancshares, Inc.
filed 2013-08-08
CIK 1068300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25141

MetroCorp Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

As of August 1, 2013, the number of outstanding shares of Common Stock was 18,700,028.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$21,237	$31,203
Federal funds sold and other short-term investments	105,331	128,246
Total cash and cash equivalents	126,568	159,449
Interest-bearing time deposits in banks	15,501	15,321

Securities available-for-sale, at fair value	146,459	119,422
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	37,105	44,626
Total securities available-for-sale	183,564	164,048
Securities held-to-maturity (fair value $4,445 and $4,757 at June 30, 2013 and December 31, 2012, respectively)	4,047	4,046
Other investments	6,001	5,592
Loans, net of allowance for loan losses of $21,832 and $24,592 at June 30, 2013 and December 31, 2012, respectively	1,156,456	1,075,745
Accrued interest receivable	4,316	4,120
Premises and equipment, net	3,878	4,046
Goodwill	14,327	14,327
Deferred tax asset, net	15,089	13,110
Customers' liability on acceptances	7,797	7,045
Foreclosed assets, net	10,960	12,555
Cash value of bank owned life insurance	33,431	32,794
Prepaid FDIC assessment	—	3,439
Other assets	3,851	4,175
Total assets	$1,585,786	$1,519,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$322,504	$309,696
Interest-bearing	983,659	957,334
Total deposits	1,306,163	1,267,030
Junior subordinated debentures	36,083	36,083
Other borrowings	46,000	25,000
Accrued interest payable	283	233
Acceptances outstanding	7,797	7,045
Other liabilities	11,740	7,390
Total liabilities	1,408,066	1,342,781
Commitments and contingencies	—	—

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,776,765 and 18,766,765 shares issued and 18,713,530 and 18,746,385 shares outstanding at June 30, 2013 and December 31, 2012, respectively	18,777	18,767
Additional paid-in-capital	75,140	74,998
Retained earnings	88,330	82,881
Accumulated other comprehensive (loss) income	(3,915)	567
Treasury stock, at cost, 63,235 and 20,380 shares at June 30, 2013 and December 31, 2012, respectively	(612)	(182)
Total shareholders' equity	177,720	177,031
Total liabilities and shareholders' equity	$1,585,786	$1,519,812

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans	$14,006	$14,754	$27,835	$29,753
Securities:
Taxable	847	1,004	1,638	2,031
Tax-exempt	166	145	313	262
Other investments	64	44	114	87
Federal funds sold and other short-term investments (1)	192	234	392	446
Total interest income	15,275	16,181	30,292	32,579

Interest expense:
Time deposits	1,316	1,370	2,535	2,906
Demand and savings deposits	389	586	816	1,221
Junior subordinated debentures	329	333	645	669
Other borrowings	260	247	493	494
Total interest expense	2,294	2,536	4,489	5,290

Net interest income	12,981	13,645	25,803	27,289
(Reduction in) provision for loan losses	(25)	200	(475)	600
Net interest income after provision for loan losses	13,006	13,445	26,278	26,689

Noninterest income:
Service fees	1,002	1,131	1,911	2,248
Loan-related fees	169	117	299	187
Letters of credit commissions and fees	175	190	374	387
Gain on securities, net	23	72	37	84
Total other-than-temporary impairments (“OTTI”) on securities	(53)	(48)	(93)	(87)
Less: Noncredit portion of OTTI	(14)	(10)	(27)	(10)
Net impairments on securities	(39)	(38)	(66)	(77)
Gain on sale of loans	71	–	71	–
Other noninterest income	543	288	968	734
Total noninterest income	1,944	1,760	3,594	3,563

Noninterest expense:
Salaries and employee benefits	5,933	5,997	12,225	11,918
Occupancy and equipment	1,678	1,743	3,328	3,432
Foreclosed assets, net	82	362	(759)	1,363
FDIC assessment	517	485	977	882
Other noninterest expense	2,498	2,725	5,239	4,650
Total noninterest expense	10,708	11,312	21,010	22,245

Income before provision for income taxes	4,242	3,893	8,862	8,007
Provision for income taxes	1,446	1,267	3,039	2,613
Net income	$2,796	$2,626	$5,823	$5,394

Dividends and discount – preferred stock	–	(811)	–	(1,409)
One-time adjustment from repurchase of preferred stock	–	706	–	706
Net income available to common shareholders	$2,796	$2,521	$5,823	$4,691

Earnings per common share:
Basic	$0.15	$0.16	$0.32	$0.33
Diluted	$0.15	$0.16	$0.31	$0.32
Weighted average shares outstanding:
Basic	18,366	15,493	18,349	14,331
Diluted	18,713	15,753	18,713	14,497

Dividends per common share	$0.02	–	$0.02	–

__________________

(1)	Includes interest-bearing time deposits in banks

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$2,796	$2,626	$5,823	$5,394

Other comprehensive income, net of taxes:

Change in accumulated gain (loss) on effective cash flow hedging derivatives	135	(9)	231	34

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(34)	(31)	(59)	(56)
Less: OTTI charges recognized in net income	(24)	(25)	(41)	(50)
Net unrealized losses on investment securities with OTTI	(10)	(6)	(18)	(6)

Unrealized holding (loss) gain arising during the period	(4,246)	482	(4,671)	503
Less: reclassification adjustment for gain included in net income	15	46	24	54
Net unrealized (losses) gains on investment securities	(4,261)	436	(4,695)	449
Other comprehensive (loss) income, net of taxes	(4,136)	421	(4,482)	477
Total comprehensive (loss) income	$(1,340)	$3,047	$1,341	$5,871

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income	Treasury Stock at
	Shares	At par	capital	earnings	(loss)	cost	Total
Balance at December 31, 2012	18,767	$18,767	$74,998	$82,881	$567	$(182)	$177,031
Issuance of common stock	10	10	94	–	–	–	104
Repurchase of common stock	–	–	–	–	–	(430)	(430)
Stock-based compensation expense related to stock options recognized in earnings	–	–	48	–	–	–	48
Net income	–	–	–	5,823	–	–	5,823
Other comprehensive loss	–	–	–	–	(4,482)	–	(4,482)
Dividends – common stock ($0.02 per share)	–	–	–	(374)	–	–	(374)
Balance at June 30, 2013	18,777	$18,777	$75,140	$88,330	$(3,915)	$(612)	$177,720

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,823	$5,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	463	543
(Reduction in) provision for loan losses	(475)	600
Impairment on securities	66	77
Gain on securities transactions, net	(37)	(84)
(Gain) loss on writedown and sale of foreclosed assets	(1,047)	525
Gain on sale of premises and equipment	(1)	—
Gain on sale of loans	(71)	—
Amortization of premiums and discounts on securities, net	377	276
Amortization of deferred loan fees and discounts	(579)	(545)
Amortization of core deposit intangibles	19	28
Stock-based compensation	48	38
Changes in:
Accrued interest receivable	(196)	(84)
Other assets	3,481	(2,172)
Accrued interest payable	50	(49)
Preferred stock repurchase payable	—	42,941
Other liabilities	4,206	673
Net cash provided by operating activities	12,127	48,161

Cash flows from investing activities:
Net change in interest-bearing deposits in banks	(180)	—
Purchases of securities available-for-sale	(42,650)	(47,072)
Purchases of other investments	(649)	(1)
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	15,516	51,206
Proceeds from sales and maturities of other investments	60	604
Net change in loans	(86,265)	(56,481)
Proceeds from sale of foreclosed assets	9,321	9,878
Purchases of premises and equipment	(294)	(188)
Net cash used in investing activities	(105,141)	(42,054)

Cash flows from financing activities:
Net change in:
Deposits	39,133	7,895
Other borrowings	21,000	(315)
Proceeds from issuance of common stock	—	45,247
Repurchase of common stock	—	(125)
Repurchase of preferred stock	—	(43,034)
Cash dividends paid on preferred stock	—	(1,125)
Net cash provided by financing activities	60,133	8,543

Net (decrease) increase in cash and cash equivalents	(32,881)	14,650
Cash and cash equivalents at beginning of period	159,449	193,609
Cash and cash equivalents at end of period	$126,568	$208,259

Supplemental information:
Interest paid	$4,440	$5,339
Income taxes paid	900	2,144
Noncash investing and financing activities:
Issuance of common stock – restricted shares	104	2,302
Foreclosed assets acquired	6,679	5,799
Loans originated to finance foreclosed assets	6,120	4,071

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

Certain items in prior financial statements have been reclassified to conform to the 2013 presentation, with no impact on the balance sheet, net income, shareholders’ equity or cash flows.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.     SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of June 30, 2013
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$91,382	$18	$(3,773)	$-	$87,627
Obligations of state and political subdivisions	18,661	176	(844)	-	17,993
Corporate	6,068	193	-	-	6,261
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	57,101	682	(859)	-	56,924
Privately issued residential	639	349	(1)	(317)	670
Asset backed securities	164	145	-	(162)	147
Equity Securities
Community Reinvestment Act (“CRA”) funds	14,278	-	(336)	-	13,942
Total available-for-sale securities	$188,293	$1,563	$(5,813)	$(479)	$183,564

Securities held-to-maturity
Obligations of state and political subdivisions	$4,047	$398	$-	$-	$4,445
Total held-to-maturity securities	$4,047	$398	$-	$-	$4,445

Other investments
Federal Home Loan Bank (“FHLB”)(1)/Federal Reserve Bank stock (2)	$4,918	$-	$-	$-	$4,918
Investment in subsidiary trust (3)	1,083	-	-	-	1,083
Total other investments	$6,001	$-	$-	$-	$6,001

	As of December 31, 2012
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$70,892	$362	$(73)	$—	$71,181
Obligations of state and political subdivisions	12,810	579	—	—	13,389
Corporate	6,080	270	—	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	56,572	1,369	—	—	57,941
Privately issued residential	718	330	—	(365)	683
Asset backed securities	187	129	—	(173)	143
Equity securities
Investment in CRA funds	14,128	233	—	—	14,361

Total available-for-sale securities	$161,387	$3,272	$(73)	$(538)	$164,048

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$711	$—	$—	$4,757

Total held-to-maturity securities	$4,046	$711	$—	$—	$4,757

Other investments
FHLB (1)/Federal Reserve Bank (2) stock	4,509	—	—	—	4,509
Investment in subsidiary trust (3)	1,083	—	—	—	1,083

Total other investments	$5,592	$—	$—	$—	$5,592

_____________________

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

The following table displays the fair value and gross unrealized losses on securities available-for-sale as of June 30, 2013 and December 31, 2012 for which other-than-temporary impairments (“OTTI”) has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of June 30, 2013 or December 31, 2012.

	As of June 30, 2013
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$82,617	$(3,773)	$—	$—	$82,617	$(3,773)
Obligations of state and political subdivisions	14,289	(844)	—	—	14,289	(844)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	31,360	(859)	—	—	31,360	(859)
Asset backed securities	64	(1)			64	(1)
CRA funds	13,941	(336)			13,941	(336)
Total securities	$142,271	$(5,813)	$—	$—	$142,271	$(5,813)

	As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$9,921	$(73)	$—	$—	$9,921	$(73)
Mortgage-backed securities and collateralized mortgage obligations
Privately issued residential	—	—	72	—	72	—
Total securities	$9,921	$(73)	$72	$—	$9,993	$(73)

As of June 30, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $5.8 million of unrealized losses as of June 30, 2013 is temporary and as of June 30, 2013 represents unrealized losses for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and six months ended June 30, 2013, of the credit loss component of OTTI losses that have been recognized in earnings related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended June 30, 2013	Six months ended June 30, 2013
	(In thousands)
Credit losses at beginning of period	$1,732	$1,716
Transfers from accumulated other comprehensive income (loss) to OTTI related to credit losses	16	32
Credit losses at end of period	$1,748	$1,748

For the six months ended June 30, 2013, credit-related losses of $21,000 on three non-agency residential mortgage-backed securities and $11,000 on one asset-backed security were recognized. There were no credit-related impairments included in accumulated other comprehensive income (loss) for the three or six months ended June 30, 2013.

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

Other Securities Information

 There were no sales of available-for-sale securities or sales or transfers of held-to-maturity securities for the six months ended June 30, 2013 or 2012.

At June 30, 2013, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$701	$702	$—	$—
Within two to five years	22,556	22,460	—	—
Within six to ten years	75,677	72,283	—	—
After ten years	17,341	16,583	4,047	4,445
Mortgage-backed securities and collateralized mortgage obligations	57,740	57,594	—	—
Total debt securities	$174,015	$169,622	$4,047	$4,445

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.     LOANS

The loan portfolio is classified by major type as follows:

	As of June 30, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$438,529	37.13%	$383,641	34.78%
Real estate mortgage
Residential	36,730	3.11	36,807	3.34
Commercial	695,210	58.88	665,244	60.32
	731,940	61.99	702,051	63.66
Real estate construction
Residential	2,016	0.17	2,420	0.22
Commercial	2,712	0.23	7,284	0.66
	4,728	0.40	9,704	0.88
Consumer and other	5,623	0.48	7,531	0.68
Gross loans	1,180,820	100.00%	1,102,927	100.00%
Unearned discounts, interest and deferred fees	(2,532)		(2,590)
Total loans	1,178,288		1,100,337
Allowance for loan losses	(21,832)		(24,592)
Loans, net	$1,156,456		$1,075,745

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

June 30, 2013	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$438,529	$(846)	$1,155	$438,838
Real estate mortgage	731,940	(1,445)	2,060	732,555
Real estate construction	4,728	(81)	18	4,665
Consumer and other	5,623	(160)	16	5,479

Total	$1,180,820	$(2,532)	$3,249	$1,181,537

December 31, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$383,641	$(814)	$1,078	$383,905
Real estate mortgage	702,051	(1,595)	2,024	702,480
Real estate construction	9,704	(30)	18	9,692
Consumer and other	7,531	(151)	21	7,401

Total	$1,102,927	$(2,590)	$3,141	$1,103,478

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

Inherent in all lending is the risk of nonpayment. The types of collateral required, the terms of the loans and the underwriting practices discussed under each loan category below are all designed to minimize the risk of nonpayment. In addition, as further risk protection, the Banks rarely make loans at their respective legal lending limit. MetroBank generally does not make loans larger than $13 million to one borrower and Metro United generally does not make loans larger than $8 million to one borrower. Loans greater than the Banks’ lending limits are subject to participation with other financial institutions, including with each other. Loans originated by MetroBank are approved by the Chief Lending Officer, Chief Credit Officer, the Loan Committee or the Director’s Loan Committee based on the size of the loan relationship and its risk rating. Loans originated by Metro United are approved by the Management Credit Committee or Director’s Credit Committee except for certain consumer loans, which are approved under individual authority. Control systems and procedures are in place to ensure all loans are approved in accordance with credit policies.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of June 30, 2013	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$424,013	$664,222	$4,665	$5,479	$1,098,379
7 - “Special Mention”/ “Watch”	2,900	21,786	—	—	24,686
8 - “Substandard”	11,925	46,547	—	—	58,472
9 -“Doubtful"	—	—	—	—	—

Total	$438,838	$732,555	$4,665	$5,479	$1,181,537

As of December 31, 2012	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$366,571	$611,159	$5,163	$7,401	$990,294
7 - “Special Mention”/ “Watch”	4,393	14,593	—	—	18,986
8 - “Substandard”	12,941	76,728	4,529	—	94,198
9 -“Doubtful"	—	—	—	—	—

Total	$383,905	$702,480	$9,692	$7,401	$1,103,478

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

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$4,266	$4,442	$1,410	$10,118	$428,720	$438,838	$—
Real estate mortgage:
Residential	71	—	133	204	36,609	36,813	—
Commercial	19,687	1,974	8,994	30,655	665,087	695,742	—
Real estate construction:
Residential	—	—	—	—	2,007	2,007	—
Commercial	—	—	—	—	2,658	2,658	—
Consumer and other	12	9	—	21	5,458	5,479	—

Total	$24,036	$6,425	$10,537	$40,998	$1,140,539	$1,181,537	$—

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,233	$817	$1,308	$4,358	$379,547	$383,905	$—
Real estate mortgage:
Residential	—	—	239	239	36,667	36,906	—
Commercial	114	3,817	18,141	22,072	643,502	665,574	—
Real estate construction:
Residential	—	—	1,426	1,426	984	2,410	—
Commercial	150	—	3,103	3,253	4,029	7,282	—
Consumer and other	—	—	—	—	7,401	7,401	—

Total	$2,497	$4,634	$24,217	$31,348	$1,072,130	$1,103,478	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	June 30, 2013	December 31, 2012
Commercial and industrial	$1,680	$1,308
Real estate mortgage:
Residential	816	239
Commercial	13,668	22,501
Real estate construction:
Residential	—	1,426
Commercial	—	3,103

Total	$16,164	$28,577

             Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at June 30, 2013 and December 31, 2012, is presented below (in thousands):

As of June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$839	$839	$—	$2,511
Real estate mortgage:
Residential	816	813	—	345
Commercial	13,378	13,391	—	16,594
Real estate construction:
Residential	—	—	—	1,299
Commercial	—	—	—	2,339

Impaired loans with an allowance
Commercial and industrial	$841	$841	$464	$221
Real estate mortgage:
Commercial	684	685	191	3,548

Total:
Commercial and industrial	$1,680	$1,680	$464	$2,732
Real estate mortgage	14,878	14,889	191	20,487
Real estate construction	—	—	—	3,638

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	$21	$21	$21	$1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

For the six months ended June 30, 2013 and 2012, interest income of $11,000 and $93,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing troubled debt restructurings (“TDRs”).

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

As of June 30, 2013, there were no commitments to lend additional funds on loans that were modified as TDRs.   As of June 30, 2013, there were no defaults on any loans that were modified as TDRs during the preceding twelve months.

The following table presents the recorded investment in TDRs that occurred for the three and six months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$229	$211

Real estate mortgage:
Residential	2	696	683
Commercial	5	3,074	2,899

	Six Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$229	$211

Real estate mortgage:
Residential	2	696	683
Commercial	5	3,074	2,899

For the three and six months ended June 30, 2013, TDR activity was as follows:

Prior to restructure, one participation purchased by MetroBank and one participation purchased by Metro United secured by a mixed use property containing residential condominium, retail space and subterranean parking were classified as nonaccrual. A 72% principal reduction was received by each Metro Bank and Metro United and the participations were restructured into two loans for each Bank with more than sufficient collateral coverage based on the fair value of the collateral. Since the loans were classified and on nonaccrual status both before and after restructuring, the modifications had an insignificant impact on the Company’s determination of the allowance for loan losses.

Two land loans to the same borrower were restructured as TDRs.  The loans, previously on accrual status and paid according to contractual terms, had matured and were renewed without a principal reduction.  The loans were classified and on accrual status both before and after restructuring.  Prior to restructuring, the Company’s determination of the allowance for loan losses was based on Financial Accounting Standards Board Codification (“FASB Codification”) 450-20; after restructuring, the determination of the allowance for loan losses was based on FASB Codification 310-10-35 and therefore insignificantly reduced the allowance for loan losses.

One commercial retail loan was restructured by extending with no principal reduction at below market terms. The loan was classified and on accrual status before the restructuring and reclassified to nonaccrual status after the restructuring. Prior to restructuring, the Company’s determination of the allowance for loan losses was based on FASB codification 450-20; after restructuring, the determination of the allowance for loan losses was based on FASB codification 310-10-35 and therefore insignificantly reduced the allowance for loan losses.

One sufficiently collateralized land loan was previously on nonaccrual status and reported as an impaired loan prior to restructuring. The loan was restructured with no principal reduction at below market terms. Since the loan was classified and on nonaccrual status both before and after restructuring, the modification did not impact the Company’s determination of the allowance for loan losses.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the dates indicated (in thousands):

As of and for the three months ended June 30, 2013	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,053	$13,217	$180	$79	$2,303	$22,832
(Reduction in) provision for loan losses	394	1,027	(126)	(5)	(1,315)	(25)
Charge-offs	(2)	(1,095)	(9)	(7)	—	(1,113)
Recoveries	78	27	30	3	—	138

Allowance for loan losses at end of period	$7,523	$13,176	$75	$70	$988	$21,832

Ending allowance for loan losses balance for loans individually evaluated for impairment	$464	$190	$—	$—		$654

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,059	$12,986	$75	$70		$20,190

Loans:
Recorded investment in loans	$438,838	$732,555	$4,665	$5,479		$1,181,537

Recorded investment in loans individually evaluated for impairment	$1,680	$14,878	$—	$—		$16,558

Recorded investment in loans collectively evaluated for impairment	$437,158	$717,677	$4,665	$5,479		$1,164,979

As of and for the three months ended June 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$9,223	$16,598	$235	$100	$1,910	$28,066
(Reduction in) provision for loan losses	(314)	47	633	20	(186)	200
Charge-offs	(10)	(945)	(683)	(19)	—	(1,657)
Recoveries	247	452	—	3	—	702

Allowance for loan losses at end of period	$9,146	$16,152	$185	$104	$1,724	$27,311

Ending allowance for loan losses balance for loans individually evaluated for impairment	$26	$790	$—	$—		$816

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$9,120	$15,362	$185	$104		$24,771

Loans:
Recorded investment in loans	$376,173	$708,699	$7,711	$5,005		$1,097,588

Recorded investment in loans individually evaluated for impairment	$8,386	$20,182	$5,517	$1		$34,086

Recorded investment in loans collectively evaluated for impairment	$367,787	$688,517	$2,194	$5,004		$1,063,502

As of and for the six months ended June 30, 2013	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,255	$14,748	$216	$143	$1,230	$24,592
(Reduction in) provision for loan losses	(14)	(4)	(167)	(48)	(242)	(475)
Charge-offs	(886)	(1,645)	(9)	(32)	—	(2,572)
Recoveries	168	77	35	7	—	287

Allowance for loan losses at end of period	$7,523	$13,176	$75	$70	$988	$21,832

Ending allowance for loan losses balance for loans individually evaluated for impairment	$464	$190	$—	$—		$654

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,059	$12,986	$75	$70		$20,190

Loans:
Recorded investment in loans	$438,838	$732,555	$4,665	$5,479		$1,181,537

Recorded investment in loans individually evaluated for impairment	$1,680	$14,878	$—	$—		$16,558

Recorded investment in loans collectively evaluated for impairment	$437,158	$717,677	$4,665	$5,479		$1,164,979

As of and for the six months ended June 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,966	$19,213	$320	$137	$685	$28,321
(Reduction in) provision for loan losses	1,609	(2,591)	529	14	1,039	600
Charge-offs	(794)	(1,285)	(683)	(61)	—	(2,823)
Recoveries	365	815	19	14	—	1,213

Allowance for loan losses at end of period	$9,146	$16,152	$185	$104	$1,724	$27,311

Ending allowance for loan losses balance for loans individually evaluated for impairment	$26	$790	$—	$—		$816

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$9,120	$15,362	$185	$104		$24,771

Loans:
Recorded investment in loans	$376,173	$708,699	$7,711	$5,005		$1,097,588

Recorded investment in loans individually evaluated for impairment	$8,386	$20,182	$5,517	$1		$34,086

Recorded investment in loans collectively evaluated for impairment	$367,787	$688,517	$2,194	$5,004		$1,063,502

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

Balance as of January 1, 2013
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

Impairment losses for the six months ended June 30, 2013	—

Balance as of June 30, 2013
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

5.     EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended June 30, 2013 and 2012, there were 244,801 and 453,090 antidilutive stock options, respectively.  For the six months ended June 30, 2013 and 2012, there were 258,954 and 600,491 antidilutive stock options, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net income available to common shareholders	$2,796	$2,521	$5,823	$4,691

Weighted average common shares in basic EPS	18,366	15,493	18,349	14,331
Effect of dilutive securities	347	260	364	166
Weighted average common and potentially dilutive common shares used in diluted EPS	18,713	15,753	18,713	14,497

Earnings per common share:
Basic	$0.15	$0.16	$0.32	$0.33
Diluted	$0.15	$0.16	$0.31	$0.32

6.     COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various guarantees, commitments to extend credit and standby letters of credit. Additionally, these instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the statement of financial condition. The Company’s maximum exposure to credit loss under such arrangements is represented by the contractual amount of those instruments. The Company applies the same credit policies and collateralization guidelines in making commitments and conditional obligations as they do for on-balance sheet instruments. Off-balance sheet financial instruments include commitments to extend credit and guarantees under standby and other letters of credit.

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of June 30, 2013 and December 31, 2012 is presented below (in thousands):

	As of June 30, 2013	As of December 31, 2012
Unfunded loan commitments including unfunded lines of credit	$162,605	$99,474
Standby letters of credit	6,035	10,387
Commercial letters of credit	7,742	1,595
Operating leases	6,512	7,337
Total financial instruments with off-balance sheet risk	$182,894	$118,793

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

On August 10, 2009, MetroBank entered into a written agreement (the “Agreement”) with the OCC. The Agreement was based on the findings of the OCC during the annual on-site examination of MetroBank performed in the first quarter of 2009 and was primarily focused on matters related to MetroBank’s asset quality. The Board of Directors of MetroBank was officially informed on June 12, 2013 by the OCC that the Agreement had been terminated effective as of June 12, 2013.

As of June 30, 2013, the most recent notifications from the OCC with respect to MetroBank, and the CDFI with respect to Metro United categorized the Banks as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed the Banks’ level of capital adequacy.

The Company’s and the Banks’ actual capital amounts and ratios at the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2013
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$217,914	17.10%	$101,953	8.00%	$ N/A	N/A	%
MetroBank, N.A.	149,083	16.07	74,199	8.00	92,749	10.00
Metro United Bank	54,222	15.73	27,582	8.00	34,477	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	201,902	15.84	50,977	4.00	N/A	N/A
MetroBank, N.A.	137,437	14.82	37,100	4.00	55,649	6.00
Metro United Bank	49,882	14.47	13,791	4.00	20,686	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	201,902	12.87	62,743	4.00	N/A	N/A
MetroBank, N.A.	137,437	12.09	45,479	4.00	56,848	5.00
Metro United Bank	49,882	11.55	17,273	4.00	21,591	5.00

As of December 31, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$212,083	17.95%	$94,509	8.00%	$ N/A	N/A%
MetroBank, N.A.	152,613	17.80	68,587	8.00	85,734	10.00
Metro United Bank	52,714	16.34	25,814	8.00	32,267	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	197,077	16.68	47,255	4.00	N/A	N/A
MetroBank, N.A.	141,702	16.53	34,293	4.00	51,440	6.00
Metro United Bank	48,636	15.07	12,907	4.00	19,360	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	197,077	13.18	59,812	4.00	N/A	N/A
MetroBank, N.A.	141,702	12.70	44,613	4.00	55,766	5.00
Metro United Bank	48,636	12.76	15,243	4.00	19,053	5.00

8.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow derivatives	$210	$75	$135	$(15)	$(6)	$(9)

Unrealized losses on investment securities with OTTI:
Securities with OTTI charges during the period	(53)	(19)	(34)	(48)	(17)	(31)
Less: OTTI charges recognized in net income	(39)	(15)	(24)	(38)	(13)	(25)
Net unrealized losses on investment securities with OTTI	(14)	(4)	(10)	(10)	(4)	(6)

Unrealized (losses) gain on investment securities:
Unrealized holding (loss) gain arising during the period	(6,664)	(2,418)	(4,246)	756	274	482
Less: reclassification adjustment for gains included in net income	23	8	15	72	26	46
Net unrealized (losses) gains on investment securities	(6,687)	(2,426)	(4,261)	684	248	436

Other comprehensive (loss) income	$(6,491)	$(2,355)	$(4,136)	$659	$238	$421

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain on effective cash flow derivatives	$361	$130	$231	$53	$19	$34

Unrealized losses on investment securities with OTTI:
Securities with OTTI charges during the period	(93)	(34)	(59)	(87)	(31)	(56)
Less: OTTI charges recognized in net income	(66)	(25)	(41)	(77)	(27)	(50)
Net unrealized losses on investment securities with OTTI	(27)	(9)	(18)	(10)	(4)	(6)

Unrealized (losses) gains on investment securities:
Unrealized holding (loss) gain arising during the period	(7,327)	(2,656)	(4,671)	787	284	503
Less: reclassification adjustment for gains included in net income	37	13	24	84	30	54
Net unrealized (losses) gains on investment securities	(7,364)	(2,669)	(4,695)	703	254	449

Other comprehensive (loss) income	$(7,030)	$(2,548)	$(4,482)	$746	$269	$477

The balance of and changes in each component of accumulated other comprehensive income (loss) as of and for the six months ended June 30, 2013 are as follows (net of taxes) (in thousands):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) December 31, 2012	$(1,136)	$(1,017)	$2,720	$567
Other comprehensive income (losses) before reclassifications	231	(18)	(4,671)	(4,458)
Amounts reclassified from other comprehensive income (loss) (1)	—	—	(24)	(24)
Net current-period other comprehensive income (loss)	231	(18)	(4,695)	(4,482)

Accumulated other comprehensive loss June 30, 2013	$(905)	$(1,035)	$(1,975)	$(3,915)

______________________________

(1)	Amounts reclassified from other comprehensive income were transferred to gain (loss) on securities, net.

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

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2013 and December 31, 2012 are presented in the following table (in thousands):

	June 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,415)	$17,500	$(1,775)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$83	$15,000	$41

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

       Amounts included in the condensed consolidated statements of operations and in other comprehensive income (loss) for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
Three months ended June 30, 2013	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$210	$210

Three months ended June 30, 2012
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$(15)	$(15)

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
Six months ended June 30, 2013	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$360	$360

Six months ended June 30, 2012
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$53	$53

Amounts included in the consolidated statements of operations for the period related to non-hedging interest rate derivatives were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-hedging interest rate derivative:
Other non-interest income	$34	$(75)	$42	$(108)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.   The Company had no credit exposure relating to the interest rate swap at June 30, 2013.  The amount of cash collateral posted by the Company related to derivative contracts was $2.3 million at both June 30, 2013 and December 31, 2012.

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

       The following is a summary of selected operating segment information as of and for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013				For the Three Months Ended June 30, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$11,108	$4,163	$4	$15,275	$12,147	$4,027	$7	$16,181
Total interest expense	1,328	640	326	2,294	1,614	576	346	2,536
Net interest income	9,780	3,523	(322)	12,981	10,533	3,451	(339)	13,645
(Reduction in) provision for loan losses	─	(25)	─	(25)	200	─	─	200
Net interest income after provision for loan losses	9,780	3,548	(322)	13,006	10,333	3,451	(339)	13,445
Noninterest income	2,097	193	(346)	1,944	2,005	92	(337)	1,760
Noninterest expenses	7,608	2,645	455	10,708	8,349	2,782	181	11,312
Income (loss) before income tax provision	4,269	1,096	(1,123)	4,242	3,989	761	(857)	3,893
Provision (benefit) for income taxes	1,358	461	(373)	1,446	1,312	251	(296)	1,267
Net income (loss)	$2,911	$635	$(750)	$2,796	$2,677	$510	$(561)	$2,626

	For the Six Months Ended June 30, 2013				For the Six Months Ended June 30, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$21,957	$8,329	$6	$30,292	$24,557	$8,008	$14	$32,579
Total interest expense	2,637	1,214	638	4,489	3,351	1,245	694	5,290
Net interest income	19,320	7,115	(632)	25,803	21,206	$6,763	$(680)	$27,289
(Reduction in) provision for loan losses	(450)	(25)	─	(475)	600	─	─	600
Net interest income after provision for loan losses	19,770	7,140	(632)	26,278	20,606	6,763	(680)	26,689
Noninterest income	4,002	299	(707)	3,594	4,062	176	(675)	3,563
Noninterest expenses	15,026	5,056	928	21,010	16,862	5,173	210	22,245
Income (loss) before income tax provision	8,746	2,383	(2,267)	8,862	7,806	1,766	(1,565)	8,007
Provision (benefit) for income taxes	2,793	1,009	(763)	3,039	2,472	674	(533)	2,613
Net income (loss)	$5,953	$1,374	$(1,504)	$5,823	$5,334	$1,092	$(1,032)	$5,394

	As of June 30, 2013				As of June 30, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Net loans	$807,081	$349,375	$—	$1,156,456	$760,874	$306,048	$—	$1,066,922
Total assets	1,131,360	456,822	(2,396)	1,585,786	1,161,189	393,163	(418)	1,553,934
Deposits	943,710	381,041	(18,588)	1,306,163	982,195	330,553	(53,278)	1,259,470

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2013 and December 31, 2012:

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at June 30, 2013
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$—	$87,627	$—	$87,627
Obligations of state and political subdivisions	—	17,993	—	17,993
Corporate	—	6,261	—	6,261
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	56,924	—	56,924
Privately issued residential	—	670	—	670
Asset backed securities	—	147	—	147
Investment in CRA funds	13,942	—	—	13,942

Total available-for-sale securities	13,942	169,622	—	183,564
Derivative assets
Interest rate cap	—	83	—	83
Total assets measured at fair value on a recurring basis	$13,942	$169,705	$—	$183,647

Derivative liabilities at June 30, 2013
Interest rate swap	$—	$(1,415)	$—	$(1,415)

Securities available-for-sale at December 31, 2012
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$—	$71,181	$—	$71,181
Obligations of state and political subdivisions	—	13,389	—	13,389
Corporate	—	6,350	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:			—
Government issued or guaranteed	—	57,941	—	57,941
Privately issued residential	—	683	—	683
Asset backed securities	—	143	—	143
Investment in CRA funds	14,361	—	—	14,361

Total available-for-sale securities	14,361	149,687	—	164,048
Derivative assets
Interest rate cap	—	41	—	41
Total assets measured at fair value on a recurring basis	$14,361	$149,728	$—	$164,089

Derivative liabilities at December 31, 2012
Interest rate swap	$—	$(1,775)	$—	$(1,775)

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

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of June 30, 2013 and December 31, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Level 2	Level 3	Level 2	Level 3
Assets
Foreclosed assets	$—	$10,960	$—	$12,555
Impaired loans (1)	870	—	4,646	—

___________________________________

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation reserve.

The following presents losses related to fair value adjustments that are included in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 related to assets held at those dates (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Losses related to:
Foreclosed assets (1)	$39	$845	$103	$922
Impaired loans (2)	50	451	50	451

__________________________________

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Level 2 inputs:
Cash and cash equivalents	$126,568	$126,568	$159,449	$159,449
Interest-bearing deposits in banks	15,501	15,501	15,321	15,321
Investment securities held-to-maturity	4,047	4,445	4,046	4,757
Other investments	6,001	6,001	5,592	5,592
Cash value of bank owned life insurance	33,431	33,431	32,794	32,794
Accrued interest receivable	4,316	4,316	4,120	4,120
Level 3 inputs:
Loans held-for-investment, net	1,156,456	1,142,858	1,075,745	1,062,432

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	766,222	766,222	808,377	808,377
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	283	283	233	233
Level 3 inputs:
Time deposits	539,941	542,549	458,653	461,672
Other borrowings	46,000	47,699	25,000	25,008

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	247	—	251
Standby letters of credit	—	30	—	24

The following methodologies and assumptions were used to estimate the fair value of the Company’s financial instruments as disclosed in the table:

Assets for Which Fair Value Approximates Carrying Value.  The fair values of certain financial assets and liabilities carried at cost, including cash and due from banks, interest-bearing deposits with banks, federal funds sold, cash value of bank owned life insurance, certificates of deposit with banks denominated in a foreign currency, due from customers on acceptances and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and/or negligible credit risks.

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

12.   INCOME TAXES

The Company’s effective tax rate was 34.1% for three months ended June 30, 2013 compared with 32.5% for the three months ended June 30, 2012. The increase in the effective income tax rate in 2013 as compared to 2012 was partially the result of state income taxes, bank owned life insurance investment income and foreign taxes. Additionally, the effective income tax rates for the three months ended June 30, 2013 and 2012 were impacted by the amount of other non-deductible expense and non-taxable income in each respective period, and also relative to the pre-tax income upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the six months ended June 30, 2013 was $3.0 million, compared with $2.6 million for the same period in 2012. The Company’s effective tax rate was 34.3% for the six months ended June 30, 2013 compared with 32.6% for the six months ended June 30, 2012.

As of June 30, 2013, the Company had approximately $15.1 million in deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at June 30, 2013 and  December 31, 2012 due to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax assets that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

13.   NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No.2013-11 – “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 eliminates the diversity in reporting an unrecognized tax benefit when a net operating loss carryforward or similar tax loss exists. ASU No. 2013-11 requires, in most circumstances, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or similar tax loss. The ASU will be effective for the Company for annual and interim periods beginning on January 1, 2014 and is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

ASU No. 2013-10 – “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government (UST) and London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a material impact on the Company’s financial condition, results of operation or cash flows.

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

ASU No. 2012-04 – “Technical Corrections and Improvements”.  The amendments in ASU No. 2012-04 represent changes to clarify the FASB Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The amendments are categorized as (1) source literature amendments (2) guidance clarification and reference corrections and (3) relocated guidance.  Additionally, the amendments are intended to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments in ASU No. 2012-04 that do not have transition guidance were effective October 1, 2012. The amendments that are subject to the transition guidance were effective for fiscal periods beginning on January 1, 2013. ASU No. 2012-04 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

Overview

The Company recorded net income of $2.8 million for the three months ended June 30, 2013, an increase of $170,000 compared with the same quarter in 2012. The Company’s diluted earnings per common share for the three months ended June 30, 2013 were $0.15 (based on 18.7 million diluted shares), compared with $0.16 (based on 15.8 million diluted shares) for the same quarter in 2012. Diluted earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding at the end of the period. The Company recorded net income of $5.8 million for the six months ended June 30, 2013, an increase of $429,000 compared with $5.4 million for the same period in 2012. The Company’s diluted earnings per common share for the six months ended June 30, 2013 were $0.31 (based on 18.7 million diluted shares), compared with $0.32 (based on 14.5 million diluted shares) for the same quarter in 2012. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.59 billion at June 30, 2013, an increase of $66.0 million or 4.3% from $1.52 billion at December 31, 2012. Available-for-sale investment securities at June 30, 2013 were $183.6 million, an increase of $19.5 million or 11.9% from $164.0 million at December 31, 2012. Net loans at June 30, 2013 were $1.16 billion, an increase of $80.7 million or 7.5% from $1.08 billion at December 31, 2012. Total deposits at June 30, 2013 were $1.31 billion, an increase of $39.1 million or 3.1% from $1.27 billion at December 31, 2012. Other borrowings at June 30, 2013 were $46.0 million, an increase of $21.0 million or 84.0% from $25.0 million at December 31, 2012. The Company’s return on average assets (“ROAA”) for the three months ended June 30, 2013 and 2012 was 0.71% and 0.69%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended June 30, 2013 and 2012 was 6.20% and 5.62%, respectively. The Company’s ROAA for the six months ended June 30, 2013 and 2012 was 0.75% and 0.72%, respectively. The Company’s ROAE for the six months ended June 30, 2013 and 2012 was 6.53% and 6.11%, respectively.   Shareholders’ equity at June 30, 2013 was $177.7 million compared with $177.0 million at December 31, 2012, an increase of $689,000 or 0.4%.  Details of the changes in the various balance sheet items are further discussed below.

Recent Developments

Formal Agreement - The Board of Directors of MetroBank was officially informed on June 12, 2013 by the OCC that the Agreement had been terminated as of June 12, 2013.

Deposit Insurance Assessments – In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As required by the rule, any institution’s remaining prepaid assessment would be returned to the institution by June 30, 2013. On June 28, 2013, the FDIC returned $3.0 million of remaining prepaid FDIC assessment to the Banks.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended June 30, 2013, net interest income, before the provision for loan losses, was $13.0 million, a decrease of $664,000 or 4.9% compared with $13.6 million for the same period in 2012, primarily due to a decline in the yield on loans, partially offset by increases in loan volume and lower cost of deposits. Average interest-earning assets for the three months ended June 30, 2013 were $1.49 billion, an increase of $50.0 million or 3.5% compared with $1.44 billion for the same period in 2012, primarily due to an increase in loans, partially offset by a decrease in federal funds sold. The weighted average yield on interest-earning assets for the second quarter of 2013 was 4.12%, a decrease of 41 basis points compared with 4.53% for the same quarter in 2012. Average interest-bearing liabilities for the three months ended June 30, 2013 were $1.06 billion, a decrease of $2.7 million or 0.3% compared with $1.07 billion for the same period in 2012, primarily due to a decline in savings and money market accounts partially offset by an increase in time deposits and other borrowings. The weighted average interest rate paid on interest-bearing liabilities for the second quarter 2013 was 0.87%, a decrease of nine basis points compared with 0.96% for the same quarter in 2012.

For the six months ended June 30, 2013, net interest income, before the provision for loan losses, was $25.8 million, a decrease of $1.5 million or 5.4% compared with $27.3 million for the same period in 2012, primarily due to a decline in the yield on loans, partially offset by increases in loan volume and lower cost of deposits. Average interest-earning assets for the six months ended June 30, 2013 were $1.46 billion, an increase of $47.4 million or 3.3% compared with $1.42 billion for the same period in 2012, primarily due to loan growth, partially offset by a decline in taxable securities and federal funds sold. The weighted average yield on interest-earning assets for the six months ended June 30, 2013 was 4.17%, down 46 basis points compared with 4.63% for the same period in 2012.  Average interest-bearing liabilities for the six months ended June 30, 2013 were $1.05 billion, a decrease of $13.1 million or 1.2% compared with $1.06 billion for the same period in 2012, primarily due to a decline in savings and money market accounts, partially offset by an increase in time deposits. The weighted average rate paid on interest-bearing liabilities for the six months ended June 30, 2013 was 0.86%, down 14 basis points compared with 1.00% for the same period in 2012.

            The net interest margin for the three months ended June 30, 2013 was 3.50%, a decrease of 32 basis points compared with 3.82% for the same period in 2012. The yield on average earning assets decreased 41 basis points, and the cost of average earning assets decreased nine basis points for the same periods. The net interest margin for the six months ended June 30, 2013 was 3.55%, a decrease of 32 basis points compared with 3.87% for the same period in 2012. The yield on average earning assets decreased 46 basis points, and the cost of average earning assets decreased 14 basis points for the same periods.

Total Interest Income. Interest income for the three months ended June 30, 2013 was $15.3 million, down $906,000 or 5.6% compared with $16.2 million for the same period in 2012, primarily due to lower yield on loans and securities, partially offset by an increase in the volume of loans. Average earning assets increased $50.0 million or 3.5% to $1.49 billion for the second quarter of 2013, compared with $1.44 billion for the same period in 2012. Average total loans increased $83.0 million or 7.8% to $1.14 billion for the second quarter of 2013 compared with $1.06 billion for the second quarter of 2012. The yield on average earning assets for the second quarter of 2013 was 4.12% compared with 4.53% for the second quarter of 2012.

Interest income for the six months ended June 30, 2013 was $30.3 million, down $2.3 million or 7.0% compared with $32.6 million for the same period in 2012, primarily due to lower yield on loans and securities, partially offset by an increase in the volume of loans. Average earning assets increased $47.4 million or 3.3% to $1.46 billion for the six months ended June 30, 2013, compared with $1.42 billion for the same period in 2012. Average total loans increased $64.9 million or 6.2% to $1.12 billion for the six months ended June 30, 2013 compared with $1.05 billion for the same period of 2012. The yield on average earning assets for the six months ended June 30, 2013 was 4.17% compared with 4.63% for the six months ended June 30, 2012.

Interest Income from Loans. Interest income from loans for the three months ended June 30, 2013 was $14.0 million, a decrease of $748,000 or 5.1% compared with $14.8 million for the same quarter in 2012. Average total loans for the three months ended June 30, 2013 were $1.14 billion compared with $1.06 billion for the same period in 2012, an increase of $83.0 million or 7.8%. For the second quarter of 2013, the average yield on loans was 4.91%, a decrease of 68 basis points compared with 5.59% for the same quarter in 2012. Interest income from loans for the six months ended June 30, 2013 was $27.8 million, a decrease of $2.0 million or 6.4% compared with $29.8 million for the same period in 2012. The decrease for the three and six months ended June 30, 2013 was the result of lower loan yields offset by higher loan volume.   Average total loans for the six months ended June 30, 2013 were $1.12 billion, an increase of $64.9 million or 6.2% compared with average total loans for the same period in 2012 of $1.05 billion. For the six months ended June 30, 2013, the yield on average total loans was 5.01%, a decrease of 66 basis points compared with 5.67% for the same period in 2012.

Approximately $750.6 million or 63.6% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  For the six months ended June 30, 2013, the average yield on total loans was approximately 176 basis points above the prime rate primarily because of interest rate floors and credit spreads.   At June 30, 2013, approximately $607.2 million in loans or 51.4% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 5.33%.  At June 30, 2012, variable rate loans with interest rate floors comprised 58.2% of the total loan portfolio and carried a weighted average interest rate of 5.90%.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold and other investments) for the three months ended June 30, 2013 was $1.3 million, a decrease of $158,000 or 11.1% from the same period in 2012.  Average total investments for the three months ended June 30, 2013 were $343.2 million compared with average total investments for the same period in 2012 of $376.1 million, a decrease of $33.0 million or 8.8%.  The decrease in average total investments was primarily the result of a decrease in federal funds sold which provided for loan growth.  For the second quarter of 2013, the average yield on total investments was 1.48% compared with 1.53% for the same quarter in 2012, a decrease of five basis points primarily due to decline in volume and yield of taxable securities.

Interest income from investments for the six months ended June 30, 2013 was $2.5 million, a decrease of $369,000 or 13.1% compared with $2.8 million for the same period in 2012, primarily due to a decrease in the yield and volume of taxable investment securities and federal funds sold.  Average total investments for the six months ended June 30, 2013 were $343.8 million compared with the same quarter in 2012 of $361.4 million, a decrease of $17.6 million or 4.9%. The decrease was primarily the result of a decrease in taxable securities and federal funds sold which provided for loan growth.  For the six months ended June 30, 2013, the average yield on investments was 1.44% compared with 1.57% for the same quarter in 2012, a decrease of 13 basis points.

Total Interest Expense. Interest expense for the three months ended June 30, 2013 was $2.3 million, down $242,000 or 9.5% compared with $2.5 million for the same period in 2012, primarily due to lower cost on both deposits and other borrowings, partially offset by an increase in other borrowings and time deposits. Interest expense for the six months ended June 30, 2013 was $4.5 million, down $801,000 or 15.1% compared with $5.3 million for the same period in 2012, primarily due to lower cost on both deposits and other borrowings, partially offset by an increase in certificates of deposits and other borrowings.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended June 30, 2013 was $1.7 million, a decrease of $251,000 or 12.8% compared with $2.0 million for the same period in 2012. Average interest-bearing deposits for the three months ended June 30, 2013 were $991.3 million compared with $1.00 billion for the same period in 2012, a decrease of $12.1 million or 1.2%. The average interest rate paid on interest-bearing deposits for the second quarter of 2013 was 0.69% compared with 0.78% for the same quarter in 2012, a decrease of nine basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the six months ended June 30, 2013 was $3.4 million, a decrease of $776,000 or 18.8% compared with $4.1 million for the same period in 2012.  Average interest-bearing deposits for the six months ended June 30, 2013 were $982.9 million compared with the same period in 2012 of $1.00 billion, a decrease of $19.2 million or 1.9%. The average interest rate incurred on interest-bearing deposits for the six months ended June 30, 2013 was 0.69% compared with 0.83% for the same period in 2012, a decrease of 14 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended June 30, 2013 was $329,000, a decrease of $4,000 or 1.2% from $333,000 at June 30, 2012. Interest expense on junior subordinated debentures for the six months ended June 30, 2013 was $645,000, a decrease of $24,000 or 3.6% from $669,000 at June 30, 2012.  Average junior subordinated debentures for the three and six months ended June 30, 2013 and 2012 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three months ended June 30, 2013 and 2012 was 3.61% and 3.65%, respectively. The average interest rate incurred on junior subordinated debentures for the six months ended June 30, 2013 and 2012 was 3.56% and 3.67%, respectively.

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

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended June 30, 2013 was $260,000, an increase of $13,000 compared with $247,000 for the same period in 2012. Average borrowed funds, consisting of security repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, for the three months ended June 30, 2013 were $35.4 million an increase of $9.4 million compared with $26.0 million for the same period in 2012. Other borrowings increased primarily due to advances issued from the FHLB of Dallas and FHLB of San Francisco.  The average interest rate paid on borrowed funds for the second quarter of 2013 was 2.95% compared with 3.82% for the same quarter in 2012.  The cost decreased due primarily to the issuance of FHLB advances with lower market rates compared to the existing long-term debt.

 Interest expense on other borrowed funds for the six months ended June 30, 2013 was $493,000, a decrease of $1,000 compared with $494,000 for the same period in 2012. Average borrowed funds for the six months ended June 30, 2013 were $32.1 million, an increase of $6.1 million compared with $26.0 million for the same period in 2012, primarily due to advances issued from the FHLB of Dallas and FHLB San Francisco.  The average interest rate paid on borrowed funds for the six months ended June 30, 2013 was 3.09% compared with 3.82% for the same period in 2012.

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

	For The Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,144,151	$14,006	4.91%	$1,061,193	$14,754	5.59%
Taxable securities	165,310	847	2.06	168,478	1,004	2.40
Tax-exempt securities	20,934	166	3.18	15,919	145	3.66
Other investments (2)	5,555	64	4.62	6,055	44	2.92
Federal funds sold and other short-term investments	151,368	192	0.51	185,686	234	0.51
Total interest-earning assets	1,487,318	15,275	4.12	1,437,331	16,181	4.53
Allowance for loan losses	(22,308)			(27,932)
Total interest-earning assets, net of allowance for loan losses	1,465,010			1,409,399
Noninterest-earning assets	117,303			124,634
Total assets	$1,582,313			$1,534,033

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,555	$23	0.13%	$66,448	$21	0.13%
Savings and money market accounts	388,625	366	0.38	462,432	565	0.49
Time deposits	529,086	1,316	1.00	474,524	1,370	1.16
Junior subordinated debentures	36,083	329	3.61	36,083	333	3.65
Other borrowings	35,396	260	2.95	26,000	247	3.82
Total interest-bearing liabilities	1,062,745	2,294	0.87	1,065,487	2,536	0.96
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	323,789			262,413
Other liabilities	14,833			18,074
Total liabilities	1,401,367			1,345,974

Shareholders' equity	180,946			188,059
Total liabilities and shareholders' equity	$1,582,313			$1,534,033

Net interest income		$12,981			$13,645
Net interest spread			3.25%			3.57%
Net interest margin			3.50%			3.82%
______________________________

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,119,903	$27,835	5.01%	$1,054,955	$29,753	5.67%
Taxable securities	157,654	1,638	2.10	170,694	2,031	2.39
Tax-exempt securities	19,033	313	3.32	13,771	262	3.83
Other investments (2)	5,567	114	4.13	6,260	87	2.79
Federal funds sold and other short-term investments	161,568	392	0.49	170,651	446	0.53
Total interest-earning assets	1,463,725	30,292	4.17	1,416,331	32,579	4.63
Allowance for loan losses	(23,279)			(28,320)
Total interest-earning assets, net of allowance for loan losses	1,440,446			1,388,011
Noninterest-earning assets	119,375			125,712
Total assets	$1,559,821			$1,513,723

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$72,173	$44	0.12%	$65,143	$42	0.13%
Savings and money market accounts	400,371	772	0.39	450,439	1,179	0.53
Time deposits	510,361	2,535	1.00	486,544	2,906	1.20
Junior subordinated debentures	36,083	645	3.56	36,083	669	3.67
Other borrowings	32,133	493	3.09	26,003	494	3.82
Total interest-bearing liabilities	1,051,121	4,489	0.86	1,064,212	5,290	1.00
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	314,994			254,722
Other liabilities	13,965			17,245
Total liabilities	1,380,080			1,336,179
Shareholders' equity	179,741			177,544
Total liabilities and shareholders' equity	$1,559,821			$1,513,723

Net interest income		$25,803			$27,289
Net interest spread			3.31%			3.63%
Net interest margin			3.55%			3.87%

_____________________________

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs 2012			2013 vs 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$1,197	$(1,945)	$(748)	$1,744	$(3,662)	$(1,918)
Taxable securities	(16)	(141)	(157)	(160)	(233)	(393)
Tax-exempt securities	46	(25)	21	99	(48)	51
Other investments	(4)	24	20	(10)	37	27
Federal funds sold and other short-term investments	(43)	1	(42)	(25)	(29)	(54)
Total decrease in interest income	1,180	(2,086)	(906)	1,648	(3,935)	(2,287)

Interest-bearing liabilities:
Interest-bearing demand deposits	2	-	2	4	(2)	2
Savings and money market accounts	(89)	(110)	(199)	(134)	(273)	(407)
Time deposits	162	(216)	(54)	134	(505)	(371)
Junior subordinated debentures	-	(4)	(4)	-	(24)	(24)
Other borrowings	90	(77)	13	115	(116)	(1)
Total decrease in interest expense	165	(407)	(242)	119	(920)	(801)

Increase (decrease) in net interest income	$1,015	$(1,679)	$(664)	$1,529	$(3,015)	$(1,486)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 2013 was a reversal of ($25,000), a decrease of $225,000 compared with a provision of $200,000 for the same period in 2012. The provision for loan losses for the six months ended June 30, 2013 was a reversal of ($475,000), a decrease of $1.1 million compared with a provision of $600,000 for the same period in 2012. The decrease for the three and six months ended June 30, 2013 was primarily due to a reduction in classified assets, partially offset by an increase in loan volume. The allowance for loan losses as a percent of total loans was 1.85% at June 30, 2013, 2.23% at December 31, 2012, and 2.50% at June 30, 2012.

Noninterest Income.  Noninterest income for the three months ended June 30, 2013 was $1.9 million, an increase of $184,000 or 10.5% compared with $1.8 million for the same period in 2012. The increase for the three months ended June 30, 2013 was primarily due to an increase in other noninterest income and gain on sale of loans, partially offset by a decrease in service fees. Other noninterest income increased as a result of gains in foreign currency transactions, partially offset by a decline in other real estate (“ORE”) rental income. Noninterest income for the six months ended June 30, 2013 and 2012 was $3.6 million and was held steady by increases in other noninterest income, other loan-related fees and gain on sale of loans, partially offset by a decline in service fees. Other noninterest income increased as a result of gains in foreign currency transactions, partially offset by a decline in ORE rental income.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2013 was $10.7 million, a decrease of $604,000 or 5.3% compared with $11.3 million for the same period in 2012. The decrease was mainly the result of a decline in ORE expenses due to net gains on sale of ORE and a decline in other noninterest expense. Noninterest expense for the six months ended June 30, 2013 was $21.0 million, a decrease of $1.2 million or 5.6% compared with $22.2 million for the same period in 2012. The decrease was mainly the result of a $1.2 million net gain on sales of ORE properties and a decline in other ORE expenses. These reductions were partially offset by increases in other noninterest expense and salaries and employee benefits.

Salaries and employee benefits expense for the three months ended June 30, 2013 was $5.9 million, a decrease of $64,000 or 1.1% compared with $6.0 million for the same period in 2012. Salaries and employee benefits expense for the six months ended June 30, 2013 was $12.2 million, an increase of $307,000 or 2.6% compared with $11.9 million for the same period in 2012, primarily as a result of merit increases.

Foreclosed assets expense for the three months ended June 30, 2013 was $82,000, a decrease of $280,000 or 77.3% compared with $362,000 for the same period in 2012.   Foreclosed assets expense for the six months ended June 30, 2013 was a net gain of $759,000, a decrease of $2.1 million or 155.7% compared with expense of $1.4 million for the same period in 2012.  The decrease for both periods was primarily the result of gains on sales of foreclosed assets combined with reductions in write-downs and in property taxes paid on foreclosed assets.

Other noninterest expense for the three months ended June 30, 2013 was $2.5 million, a decrease of $227,000 or 8.3% compared with $2.7 million for the same quarter in 2012, primarily due to decreases in the provision for unfunded commitments, professional fees (due to fees associated with the 2012 public offering), and other loan expenses. These items were partially offset by an increase in data processing expenses as a result of a core processing system conversion.   Other noninterest expense for the six months ended June 30, 2013 was $5.2 million and increase of $589,000 or 12.7% compared with $4.7 million for the same period in 2012, primarily due to a rise in data processing expenses and operational losses but partially offset by decreases in the provision for unfunded commitments, professional fees, and other loan expenses.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The efficiency ratio for the three months ended June 30, 2013 was 73.58%, a decrease from 74.24% for the same quarter in 2012. The Company’s efficiency ratio for the six months ended June 30, 2013 was 75.51%, compared with 70.59% for the same period in 2012.

Income Taxes. The Company’s effective tax rate was 34.1% for three months ended June 30, 2013 compared with 32.5% for the three months ended June 30, 2012. The increase in the effective income tax rate in 2013 as compared to 2012 was partially the result of state income taxes, bank owned life insurance investment income and foreign taxes. Additionally, the effective income tax rates for the three months ended June 30, 2013 and 2012 were impacted by the amount of other non-deductible expense and non-taxable income in each respective period, and also relative to the pre-tax accounting income/loss upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the six months ended June 30, 2013 was $3.0 million, compared with $2.6 million for the same period in 2012. The Company’s effective tax rate was 34.3% for the six months ended June 30, 2013 compared with 32.6% for the six months ended June 30, 2012.

As of June 30, 2013, the Company had approximately $15.1 million in deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at June 30, 2013 and  December 31, 2012 due primarily to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax asset that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

Financial Condition

Loan Portfolio. Total loans at June 30, 2013 were $1.18 billion, an increase of $78.0 million or 7.1% compared with $1.10 billion at December 31, 2012, due to organic growth. At June 30, 2013, commercial and industrial loans and real estate mortgage loans increased $54.9 million and $29.9 million, respectively, while real estate construction loans decreased $5.0 million, compared with their respective levels at December 31, 2012. At June 30, 2013 and December 31, 2012, the ratio of total loans to total deposits was 90.21%, and 86.84%, respectively. Total loans represented 74.30% and 72.40% of total assets at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of June 30, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$438,529	37.13%	$383,641	34.78%
Real estate mortgage
Residential	36,730	3.11	36,807	3.34
Commercial	695,210	58.88	665,244	60.32
	731,940	61.99	702,051	63.66
Real estate construction
Residential	2,016	0.17	2,420	0.22
Commercial	2,712	0.23	7,284	0.66
	4,728	0.40	9,704	0.88
Consumer and other	5,623	0.48	7,531	0.68
Gross loans	1,180,820	100.00%	1,102,927	100.00%
Unearned discounts, interest and deferred fees	(2,532)		(2,590)
Total loans	1,178,288		1,100,337
Allowance for loan losses	(21,832)		(24,592)
Loans, net	$1,156,456		$1,075,745

Nonperforming Assets. At June 30, 2012, total nonperforming assets were $27.5 million ($23.4 million from Texas and $4.1 million from California) compared with $41.5 million at December 31, 2012 ($32.5 million from Texas and $9.0 million from California), a decrease of $14.0 million or 33.7%. The ratio of total nonperforming assets to total assets decreased to 1.74% at June 30, 2013 from 2.73% at December 31, 2012.

On a linked-quarter basis, total nonperforming assets decreased by $6.2 million, which consisted of a $2.4 million decrease in Texas and a $3.8 million decrease in California. The decrease in nonperforming assets in Texas consisted primarily of declines of $1.9 million in nonaccrual loans and a net reduction of $1.2 million in ORE, partially offset by an increase of $659,000 in nonaccrual troubled debt restructurings (“TDRs”). In Texas, nonaccrual loans including nonaccrual TDRs decreased primarily due to $2.7 million in paydowns on loans and a $1.4 million note sale but partially offset by the addition of four loans totaling approximately $2.9 million. The decline in nonperforming assets in California primarily consisted of decreases of $3.3 million in nonaccrual loans and $886,000 in nonaccrual TDRs, partially offset by an increase of $394,000 in accruing TDRs. In California, nonaccrual loans including nonaccrual TDRs decreased primarily due to a $3.6 million loan being returned to accrual status and a $2.7 million paydown on a loan, partially offset by the transfer of three loans in the amount of $2.2 million to nonaccrual status.

On a linked-quarter basis, ORE at June 30, 2013 decreased $1.2 million compared with March 31, 2013 and was primarily the result of the sale of two properties in Texas.

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

 The following table presents information regarding nonperforming assets as of the dates indicated:

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Nonaccrual loans (1)	$12,304	$23,568
Accruing loans 90 days or more past due (1)	—	—
Troubled debt restructurings – accruing (1)	394	400
Troubled debt restructurings – nonaccruing (1)	3,871	5,014
Other real estate (“ORE”)	10,960	12,555
Total nonperforming assets	$27,529	$41,537

Total nonperforming assets to total assets	1.74%	2.73%
Total nonperforming assets to total loans and ORE	2.31%	3.73%

___________________________

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

The following is a summary of loans considered to be impaired as of the dates indicated (in thousands):

As of June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$839	$839	$—	$2,511
Real estate mortgage:
Residential	816	813	—	345
Commercial	13,378	13,391	—	16,594
Real estate construction:
Residential	—	—	—	1,299
Commercial	—	—	—	2,339

Impaired loans with an allowance
Commercial and industrial	$841	$841	$464	$221
Real estate mortgage:
Commercial	684	685	191	3,548

Total:
Commercial and industrial	$1,680	$1,680	$464	$2,732
Real estate mortgage	14,878	14,889	191	20,487
Real estate construction	—	—	—	3,638

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	$21	$21	$21	$1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

For the six months ended June 30, 2013 and 2012, interest income of $11,000 and $93,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At June 30, 2013 and 2012, the allowance for loan losses was $21.8 million and $27.3 million, respectively, or 1.85% and 2.50% of total loans, respectively.  At December 31, 2012, the allowance for loan losses was $24.6 million, or 2.23% of total loans. Net charge-offs for the three months ended June 30, 2013 were $975,000 or 0.08% of total loans compared with net charge-offs of $955,000 or 0.09% of total loans for the three months ended June 30, 2012. The net charge-offs for the second quarter of 2013 consisted of $487,000 in loans from Texas and $488,000 in loans from California. Net charge-offs for the six months ended June 30, 2013 were $2.3 million or 0.19% of total loans compared with net charge-offs of $1.6 million or 0.15% of total loans for the same period in 2012. The net charge-offs for the six months ended June 30, 2013 consisted of $1.4 million in loans from Texas and $877,000 in loans from California.

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

The following tables present an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Average total loans outstanding for the period	$1,144,151	$1,061,193

Total loans outstanding at end of period	$1,178,288	$1,094,233

Allowance for loan losses at beginning of period	$22,832	$28,066
(Reduction in) provision for loan losses	(25)	200
Charge-offs:
Commercial and industrial	(2)	(10)
Real estate mortgage	(1,095)	(945)
Real estate construction	(9)	(683)
Consumer and other	(7)	(19)

Total charge-offs	(1,113)	(1,657)

Recoveries:
Commercial and industrial	78	247
Real estate mortgage	27	452
Real estate construction	30	—
Consumer and other	3	3

Total recoveries	138	702

Net charge-offs	(975)	(955)

Allowance for loan losses at end of period	21,832	27,311

Reserve for unfunded lending commitments at beginning of period	949	800
(Reduction in) provision for unfunded lending commitments	(150)	157

Reserve for unfunded lending commitments at end of period	799	957

Allowance for credit losses at end of period	$22,631	$28,268

Ratio of net charge-offs to end of period total loans	(0.08)%	(0.09)%

	As of and for the Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Average total loans outstanding for the period	$1,119,903	$1,054,955

Total loans outstanding at end of period	$1,178,288	$1,094,233

Allowance for loan losses at beginning of period	$24,592	$28,321
(Reduction in) provision for loan losses	(475)	600
Charge-offs:
Commercial and industrial	(886)	(794)
Real estate mortgage	(1,645)	(1,285)
Real estate construction	(9)	(683)
Consumer and other	(32)	(61)

Total charge-offs	(2,572)	(2,823)

Recoveries:
Commercial and industrial	168	365
Real estate mortgage	77	815
Real estate construction	35	19
Consumer and other	7	14

Total recoveries	287	1,213

Net charge-offs	(2,285)	(1,610)

Allowance for loan losses at end of period	21,832	27,311

Reserve for unfunded lending commitments at beginning of period	961	1,012
(Reduction in) provision for unfunded lending commitments	(162)	(55)

Reserve for unfunded lending commitments at end of period	799	957

Allowance for credit losses at end of period	$22,631	$28,268

Ratio of allowance for loan losses to end of period total loans	1.85%	2.50%
Ratio of net charge-offs to end of period total loans	(0.19)%	(0.15)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	131.76%	79.93%

_________________________

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At June 30, 2013, the available-for-sale securities portfolio was $183.6 million, an increase of $19.5 million or 11.9% compared with $164.0 million at December 31, 2012. The increase was primarily due to purchases of U.S. government corporations and agencies securities and obligations of state and political subdivision securities, partially offset by unrealized losses and paydowns of government issued or guaranteed mortgage-backed securities and declines in unrealized gains on securities.  At June 30, 2013 and December 31, 2012, the held-to-maturity portfolio, which is carried at amortized cost, remained steady at $4.0 million.  The securities portfolio is primarily comprised of obligations of U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock and the investment in subsidiary trust were $6.0 million at June 30, 2013, an increase of $409,000 or 7.3% compared with $5.6 million at December 31, 2012.

Deposits. At June 30, 2013, total deposits were $1.31 billion, an increase of $39.1 million or 3.1% compared with $1.27 billion at December 31, 2012. The Company’s ratio of noninterest-bearing demand deposits to total deposits at June 30, 2013 and December 31, 2012 was 24.7% and 24.4%, respectively. Interest-bearing deposits at June 30, 2013 were $983.7 million, an increase of $26.3 million or 2.7% compared with $957.3 million at December 31, 2012.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.   At June 30, 2013, brokered deposits were 3.0% of the Company's total deposits and on average mature in 40 months.

  Junior Subordinated Debentures.  Junior subordinated debentures at June 30, 2013 and December 31, 2012 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2012, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at June 30, 2013 were $46.0 million, an increase of $21.0 million or 84.0% compared to other borrowings of $25.0 million at December 31, 2012.  Other borrowings at June 30, 2013 primarily include $25.0 million in security repurchase agreements and $21.0 million in FHLB advances.  The security repurchase agreements bear interest at an average rate of 3.71% and mature on December 31, 2014.  The FHLB advances, $10.0 million from the FHLB of San Francisco and $11.0 million from the FHLB of Dallas, bear interest at an average rate of 1.18% and have maturity dates ranging from June 2016 to June 2018. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year.

In February 2010, the Company issued an unsecured debenture to each of the Company's Chairman of the Board and an affiliate of one of the Company's 5.0% or more shareholders.  Each debenture was issued for a principal amount of $500,000.  The debentures, as amended, were to mature February 10, 2013 and bore interest on the principal amount at a fixed rate per annum equal to 5.0% due quarterly and began March 31, 2010; however, the promissory notes were repaid in the fourth quarter of 2012.

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Six Months Ended June 30, 2013	As of and for the Year Ended December 31, 2012
	(Dollars in thousands)

FHLB Notes and Advances:
at end of period	$21,000	$—
average during the period	7,133	—
maximum month-end balance during the period	21,000	3
Interest rate at end of period	1.18%	—%
Interest rate during the period	0.94	0.02

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$—	$—
average during the period	—	926
maximum month-end balance during the period	—	1,000
Interest rate at end of period	—%	5.00%
Interest rate during the period	—	5.00

Liquidity. The Company’s loan to deposit ratio at June 30, 2013 and December 31, 2012 was 90.21% and 86.84%, respectively. As of June 30, 2013, the Company had commitments to fund loans in the amount of $162.6 million. At this same date, the Company had stand-by letters of credit of $6.0 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $388.6 million from the FHLBs, $9.9 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at June 30, 2013 was $177.7 million compared to $177.0 million at December 31, 2012, an increase of $689,000. The increase was primarily the result of $5.8 million of net income for the six months ending June 30, 2013, primarily offset by a decrease in other comprehensive income of $4.5 million.

On June 12, 2013, the Company declared a quarterly cash dividend of $374,000 or $0.02 per share on shares of its common stock, payable on July 15, 2013. The Company paid no dividends on common stock for the six months ended June 30, 2012.  Preferred dividends of $1.1 million were paid for the six months ended June 30, 2012, and no preferred dividends were paid for the six months ended June 30, 2013.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of June 30, 2013 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At June 30, 2013
The Company
Leverage ratio	4.00%	(1)	N/A %	12.87%
Tier 1 risk-based capital ratio	4.00		N/A	15.84
Risk-based capital ratio	8.00		N/A	17.10
MetroBank
Leverage ratio	4.00%	(2)	5.00%	12.09%
Tier 1 risk-based capital ratio	4.00		6.00	14.82
Risk-based capital ratio	8.00		10.00	16.07
Metro United
Leverage ratio	4.00%	(3)	5.00%	11.55%
Tier 1 risk-based capital ratio	4.00		6.00	14.47
Risk-based capital ratio	8.00		10.00	15.73

 _______________________

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

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination requires that a number of significant judgments are made. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy would require that similar assets are identified. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate the Company’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs is described in Note 11 - “Fair Value” to the consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

May 1, 2013 to May 31, 2013	15,643	$9.92	N/A	N/A
June 1, 2013 to June 30, 2013	2,978	9.72	N/A	N/A
Total	18,621	$9.89	N/A	N/A

________________________

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: August 8, 2013		George M. Lee Executive Vice Chairman, President and
Chief Executive Officer (principal executive officer)

Date: August 8, 2013	By:	/s/ David C. Choi
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

 __________________

* Filed herewith.

** Furnished herewith.