Form 10-Q
period 2013-09-30
MetroCorp Bancshares, Inc.
filed 2013-11-06
CIK 1068300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25141

MetroCorp Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0579161 (I.R.S. Employer Identification No.)

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

As of November 1, 2013, the number of outstanding shares of Common Stock was 18,699,121

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$29,963	$31,203
Federal funds sold and other short-term investments	137,527	128,246
Total cash and cash equivalents	167,490	159,449
Interest-bearing time deposits in banks	15,616	15,321

Securities available-for-sale, at fair value	145,344	119,422
Securities available-for-sale pledged with creditors’ right to repledge, at fair value	38,313	44,626
Total securities available-for-sale	183,657	164,048
Securities held-to-maturity (fair value $8,108 and $4,757 at September 30, 2013 and December 31, 2012, respectively)	7,788	4,046
Other investments	5,702	5,592
Loans, net of allowance for loan losses of $20,800 and $24,592 at September 30, 2013 and December 31, 2012, respectively	1,163,864	1,075,745

Loans held-for-sale	160	—
Accrued interest receivable	3,753	4,120
Premises and equipment, net	3,788	4,046
Goodwill	14,327	14,327
Deferred tax asset, net	15,327	13,110
Customers' liability on acceptances	5,828	7,045
Foreclosed assets, net	9,373	12,555
Cash value of bank owned life insurance	33,721	32,794
Prepaid FDIC assessment	—	3,439
Other assets	4,055	4,175
Total assets	$1,634,449	$1,519,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$330,067	$309,696
Interest-bearing	1,022,401	957,334
Total deposits	1,352,468	1,267,030
Junior subordinated debentures	36,083	36,083
Other borrowings	46,000	25,000
Accrued interest payable	280	233
Acceptances outstanding	5,828	7,045
Other liabilities	13,672	7,390
Total liabilities	1,454,331	1,342,781
Commitments and contingencies	—	—

Shareholders' equity:
Common stock, $1.00 par value, 50,000,000 shares authorized; 18,776,765 and 18,766,765 shares issued and 18,699,638 and 18,746,385 shares outstanding at September 30, 2013 and December 31, 2012, respectively	18,777	18,767
Additional paid-in-capital	75,164	74,998
Retained earnings	91,403	82,881
Accumulated other comprehensive (loss) income	(4,466)	567
Treasury stock, at cost, 77,127 and 20,380 shares at September 30, 2013 and December 31, 2012, respectively	(760)	(182)
Total shareholders' equity	180,118	177,031
Total liabilities and shareholders' equity	$1,634,449	$1,519,812

See accompanying notes to condensed consolidated financial statements.

 METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans	$14,695	$14,593	$42,530	$44,346
Securities:
Taxable	892	1,020	2,530	3,051
Tax-exempt	186	145	499	407
Other investments	70	42	184	129
Federal funds sold and other short-term investments (1)	218	229	610	675
Total interest income	16,061	16,029	46,353	48,608

Interest expense:
Time deposits	1,361	1,288	3,896	4,194
Demand and savings deposits	376	508	1,192	1,729
Junior subordinated debentures	328	338	973	1,007
Other borrowings	305	247	798	741
Total interest expense	2,370	2,381	6,859	7,671

Net interest income	13,691	13,648	39,494	40,937
(Reduction in) provision for loan losses	(655)	(300)	(1,130)	300
Net interest income after provision for loan losses	14,346	13,948	40,624	40,637

Noninterest income:
Service fees	1,002	1,099	2,913	3,347
Loan-related fees	125	139	424	326
Letters of credit commissions and fees	166	197	540	584
(Loss) gain on securities, net	(4)	24	33	108
Total other-than-temporary impairments (“OTTI”) on securities	(36)	(14)	(129)	(101)
Less: Noncredit portion of OTTI	(27)	(7)	(54)	(17)

Net impairment on securities	(9)	(7)	(75)	(84)
Gain on sale of loans	487	–	558	–
Other noninterest income	322	420	1,290	1,154
Total noninterest income	2,089	1,872	5,683	5,435

Noninterest expense:
Salaries and employee benefits	6,017	6,016	18,242	17,934
Occupancy and equipment	1,649	1,792	4,977	5,224
Foreclosed assets, net	309	552	(450)	1,915
FDIC assessment	486	480	1,463	1,362
Other noninterest expense	3,017	2,689	8,256	7,339
Total noninterest expense	11,478	11,529	32,488	33,774

Income before provision for income taxes	4,957	4,291	13,819	12,298
Provision for income taxes	1,509	1,410	4,548	4,023
Net income	$3,448	$2,881	$9,271	$8,275

Dividends and discount – preferred stock	–	(20)	–	(1,429)
One-time adjustment from repurchase of preferred stock	–	(149)	–	557
Net income available to common shareholders	$3,448	$2,712	$9,271	$7,403

Earnings per common share:
Basic	$0.19	$0.15	$0.50	$0.47
Diluted	$0.18	$0.15	$0.49	$0.47
Weighted average shares outstanding:
Basic	18,417	18,307	18,372	15,666
Diluted	18,814	18,648	18,757	15,876

Dividends per common share	$0.02	$–	$0.04	$–

(1)	Includes interest-bearing time deposits in banks

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$3,448	$2,881	$9,271	$8,275

Other comprehensive income, net of taxes:

Change in accumulated gain (loss) on effective cash flow hedging derivatives	56	8	287	42

Unrealized loss on investment securities, net:
Securities with OTTI charges during the period	(23)	(9)	(82)	(65)
Less: OTTI charges recognized in net income	(7)	(4)	(48)	(54)
Net unrealized losses on investment securities with OTTI	(16)	(5)	(34)	(11)

Unrealized holding (loss) gain on investment securities arising during the period	(594)	623	(5,265)	1,126
Less: reclassification adjustment for (loss) gain included in net income	(3)	15	21	69
Net unrealized (losses) gains on investment securities	(591)	608	(5,286)	1,057
Other comprehensive (loss) income, net of taxes	(551)	611	(5,033)	1,088
Total comprehensive income	$2,897	$3,492	$4,238	$9,363

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive income	Treasury Stock at
	Shares	At par	capital	earnings	(loss)	cost	Total
Balance at December 31, 2012	18,767	$18,767	$74,998	$82,881	$567	$(182)	$177,031
Issuance of common stock	10	10	94	–	–	–	104
Repurchase of common stock	–	–	–	–	–	(578)	(578)
Stock-based compensation expense related to stock options recognized in earnings	–	–	72	–	–	–	72
Net income	–	–	–	9,271	–	–	9,271
Other comprehensive loss	–	–	–	–	(5,033)	–	(5,033)
Dividends – common stock ($0.04 per share)	–	–	–	(749)	–	–	(749)
Balance at September 30, 2013	18,777	$18,777	$75,164	$91,403	$(4,466)	$(760)	$180,118

See accompanying notes to condensed consolidated financial statements.

METROCORP BANCSHARES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,271	$8,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	687	792
(Reduction in) provision for loan losses	(1,130)	300
Impairment on securities	75	84
Gain on securities transactions, net	(33)	(108)
(Gain) loss on writedown and sale of foreclosed assets	(912)	944
Loss on sale of premises and equipment	6	—
Gain on sale of loans	(558)	—
Amortization of premiums and discounts on securities, net	535	330
Amortization of deferred loan fees and discounts	(889)	(858)
Amortization of core deposit intangibles	28	42
Stock-based compensation	72	60
Changes in:
Accrued interest receivable	367	389
Other assets	3,499	(1,781)
Accrued interest payable	47	(52)
Other liabilities	6,194	8,214
Net cash provided by operating activities	17,259	16,631

Cash flows from investing activities:
Net change in interest-bearing deposits in banks	(295)	—
Purchases of securities available-for-sale	(53,026)	(105,708)
Purchases of securities held-to-maturity	(3,746)	—
Purchases of other investments	(649)	(2)
Proceeds from maturities, calls, and principal paydowns of securities available-for-sale	24,695	101,146
Proceeds from sales and maturities of other investments	360	711
Net change in loans	(92,640)	(60,259)
Proceeds from sale of foreclosed assets	11,032	15,958
Purchases of premises and equipment	(435)	(290)
Net cash used in investing activities	(114,704)	(48,444)

Cash flows from financing activities:
Net change in:
Deposits	85,438	13,482
Other borrowings	21,000	(315)
Proceeds from issuance of common stock	—	45,969
Repurchase of common stock	(578)	(145)
Repurchase of preferred stock	—	(44,443)
Cash dividends paid on preferred stock	—	(1,433)
Cash dividends paid on common stock	(374)	—
Net cash provided by financing activities	105,486	13,115

Net increase (decrease) in cash and cash equivalents	8,041	(18,698)
Cash and cash equivalents at beginning of period	159,449	193,609
Cash and cash equivalents at end of period	$167,490	$174,911

Supplemental information:
Interest paid	$6,812	$7,723
Income taxes paid	2,450	3,482
Noncash investing and financing activities:
Issuance of common stock – restricted shares	104	3,024
Foreclosed assets acquired	6,938	5,799
Loans originated to finance foreclosed assets	6,120	6,501

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company’s financial position at September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Interim period results are not necessarily indicative of results for a full year period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

Certain items in prior financial statements have been reclassified to conform to the 2013 presentation, with no impact on the balance sheet, net income, shareholders’ equity or cash flows.

These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.     SECURITIES

The amortized cost and approximate fair value of securities is as follows:

	As of September 30, 2013
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$86,395	$-	$(4,649)	$-	$81,746
Obligations of state and political subdivisions	17,899	156	(912)	-	17,143
Corporate	6,063	216	-	-	6,279
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	63,874	782	(929)	-	63,727
Privately issued residential	588	379	-	(299)	668
Asset backed securities	152	143	-	(152)	143
Equity Securities
Community Reinvestment Act (“CRA”) funds	14,352	-	(401)	-	13,951
Total available-for-sale securities	$189,323	$1,676	$(6,891)	$(451)	$183,657

Securities held-to-maturity
Obligations of state and political subdivisions	$7,788	$372	$(52)	$-	$8,108
Total held-to-maturity securities	$7,788	$372	$(52)	$-	$8,108

Other investments
Federal Home Loan Bank (“FHLB”)(1)/Federal Reserve Bank stock (2)	$4,619	$-	$-	$-	$4,619
Investment in subsidiary trust (3)	1,083	-	-	-	1,083
Total other investments	$5,702	$-	$-	$-	$5,702

	As of December 31, 2012
	Amortized	Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Securities available-for-sale
Debt securities
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$70,892	$362	$(73)	$—	$71,181
Obligations of state and political subdivisions	12,810	579	—	—	13,389
Corporate	6,080	270	—	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	56,572	1,369	—	—	57,941
Privately issued residential	718	330	—	(365)	683
Asset backed securities	187	129	—	(173)	143
Equity securities
Investment in CRA funds	14,128	233	—	—	14,361

Total available-for-sale securities	$161,387	$3,272	$(73)	$(538)	$164,048

Securities held-to-maturity
Obligations of state and political subdivisions	$4,046	$711	$—	$—	$4,757

Total held-to-maturity securities	$4,046	$711	$—	$—	$4,757

Other investments
FHLB (1)/Federal Reserve Bank (2) stock	4,509	—	—	—	4,509
Investment in subsidiary trust (3)	1,083	—	—	—	1,083

Total other investments	$5,592	$—	$—	$—	$5,592

(1)

FHLB stock held by the Banks is subject to certain restrictions under the membership requirements of the FHLB. Redemption of FHLB stock is dependent upon repayment of borrowings, if any, from the FHLB.

(2)	Federal Reserve Bank stock held by MetroBank is subject to certain restrictions under Federal Reserve Bank Policy.
(3)	The Company’s ownership of common securities of MCBI Trust I is carried at cost.

The following table displays the fair value and gross unrealized losses on securities available-for-sale as of September 30, 2013 and December 31, 2012 for which other-than-temporary impairments (“OTTI”) has not been recognized, that were in a continuous unrealized loss position for the periods indicated.  There were no securities held-to-maturity in a continuous unrealized loss position as of December 31, 2012.

	As of September 30, 2013
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$81,747	$(4,649)	$—	$—	$81,747	$(4,649)
Obligations of state and political subdivisions	14,161	(912)	—	—	14,161	(912)
Mortgage-backed securities and collateralized mortgage obligations
Government issued or guaranteed	35,108	(929)	—	—	35,108	(929)
Privately issued residential	17	—	—	—	17	—
CRA funds	13,951	(401)			13,951	(401)
Total available-for-sale securities	$144,984	$(6,891)	$—	$—	$144,984	$(6,891)

Securities held-to-maturity
Obligations of state and political subdivisions	$2,158	$(52)	$—	$—	$2,158	$(52)
Total held-to-maturity securities	$2,158	$(52)	$—	$—	$2,158	$(52)

	As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$9,921	$(73)	$—	$—	$9,921	$(73)
Mortgage-backed securities and collateralized mortgage obligations
Privately issued residential	—	—	72	—	72	—
Total securities	$9,921	$(73)	$72	$—	$9,993	$(73)

As of September 30, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in unrealized loss positions and believes it is not more likely than not that the Company will have to sell any such securities before a recovery of the cost. However, if strategic opportunities arise, the Company may consider selling selected securities.  Any unrealized losses on such selected securities would be charged to earnings.

The unrealized losses are largely due to increases in the market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such securities decline. Management does not believe any of the unrealized losses above are due to credit quality. Accordingly, management believes the $6.9 million of unrealized losses of available-for-sale securities and the $52,000 of unrealized losses of held-to-maturity securities as of September 30, 2013 is temporary and the remaining $451,000 of OTTI as of September 30, 2013 represents unrealized losses for which an impairment has been recognized in other comprehensive loss.

Other-Than-Temporary Impairments (OTTI)

The following table presents a rollforward for the three and nine months ended September 30, 2013, of the credit loss component of OTTI losses that have been recognized in earnings related to debt securities that the Company does not intend to sell.

	Impairment related to credit losses
	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Credit losses at beginning of period	$1,748	$1,716
Additions to OTTI that were not previously recognized	3	3
Additions to OTTI that was previously recognized when there is no intent to sell and no requirement to sell before recovery of the amortized cost basis	4	4
Transfers from accumulated other comprehensive income (loss) to OTTI related to credit losses	3	35
Credit losses at end of period	$1,758	$1,758

For the nine months ended September 30, 2013, credit-related losses of $30,000 on five non-agency residential mortgage-backed securities and $11,000 on one asset-backed security were recognized. There were no credit-related impairments included in accumulated other comprehensive income (loss) for the three or nine months ended September 30, 2013.

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

Other Securities Information

There were no sales of available-for-sale securities or sales or transfers of held-to-maturity securities for the nine months ended September 30, 2013 or 2012.

At September 30, 2013, future contractual maturities of debt securities were as follows (in thousands):

	Securities Available-for-sale		Securities Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
Within two to five years	20,053	20,088	—	—
Within six to ten years	73,188	68,785	—	—
After ten years	17,268	16,438	7,788	8,108
Mortgage-backed securities and collateralized mortgage obligations	64,462	64,395	—	—
Total debt securities	$174,971	$169,706	$7,788	$8,108

The Company holds mortgage-backed securities which may mature at an earlier date than the contractual maturity due to prepayments. The Company also holds certain securities which may be called by the issuer at an earlier date than the contractual maturity date.

3.     LOANS

The loan portfolio is classified by major type as follows:

	As of September 30, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$439,420	37.00%	$383,641	34.78%
Real estate mortgage
Residential	39,998	3.37	36,807	3.34
Commercial	694,980	58.52	665,244	60.32
	734,978	61.89	702,051	63.66
Real estate construction
Residential	4,936	0.42	2,420	0.22
Commercial	3,747	0.31	7,284	0.66
	8,683	0.73	9,704	0.88
Consumer and other	4,483	0.38	7,531	0.68
Gross loans	1,187,564	100.00%	1,102,927	100.00%
Unearned discounts, interest and deferred fees	(2,740)		(2,590)
Total loans	1,184,824		1,100,337
Allowance for loan losses	(20,800)		(24,592)
Loans, net (1)	$1,164,024		$1,075,745

(1)	Includes loans held-for-sale.

The recorded investment in loans is the face amount increased or decreased by applicable accrued interest and unamortized premium, discount, or finance charges, and may also reflect a previous direct write-down of the loan.

The recorded investment in loans at the dates indicated is determined as follows (in thousands):

September 30, 2013	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$439,420	$(956)	$1,137	$439,601
Real estate mortgage	734,978	(1,549)	1,851	735,280
Real estate construction	8,683	(101)	25	8,607
Consumer and other	4,483	(134)	13	4,362

Total	$1,187,564	$(2,740)	$3,026	$1,187,850

December 31, 2012	Gross Loan Balance	Deferred Loan Fees	Accrued Interest Receivable	Recorded Investment in Loans

Commercial and industrial	$383,641	$(814)	$1,078	$383,905
Real estate mortgage	702,051	(1,595)	2,024	702,480
Real estate construction	9,704	(30)	18	9,692
Consumer and other	7,531	(151)	21	7,401

Total	$1,102,927	$(2,590)	$3,141	$1,103,478

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

 Loan review process. In addition to the Banks’ loan portfolio reviews by by external third-party companies, other ongoing reviews are performed by loan officers and involve the grading of each loan by its respective loan officer. Depending on the grade, a loan will be aggregated with other loans of similar grade and a loss factor is applied to the total loans in each group to establish the required level of allowance for loan losses. For both Banks, grades of 1-10 are applied to each loan, with loans graded 7-10 requiring the most allowance for loan losses. Factors utilized in the grading process include but are not limited to historical performance, payment status, collateral value and financial strength of the borrower. Oversight of the loan review process is the responsibility of the Chief Risk Officer. Differences of opinion are resolved among the Loan Officer, Chief Risk Officer and the Chief Credit Officer. See “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion on loan grades.

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

The following table presents the recorded investment in loans by credit risk profile, and which were updated as of the date indicated (in thousands):

As of September 30, 2013	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$425,498	$673,267	$8,607	$4,362	$1,111,734
7 - “Special Mention”/ “Watch”	2,851	17,714	—	—	20,565
8 - “Substandard”	11,252	44,299	—	—	55,551
9 -“Doubtful"	—	—	—	—	—

Total	$439,601	$735,280	$8,607	$4,362	$1,187,850

As of December 31, 2012	Commercial and industrial	Real estate mortgage	Real estate construction	Consumer and other	Total

Grade:
1-6 - “Pass”	$366,571	$611,159	$5,163	$7,401	$990,294
7 - “Special Mention”/ “Watch”	4,393	14,593	—	—	18,986
8 - “Substandard”	12,941	76,728	4,529	—	94,198
9 -“Doubtful"	—	—	—	—	—

Total	$383,905	$702,480	$9,692	$7,401	$1,103,478

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

In addition to the Banks’ loan review process described in the preceding paragraphs, the Office of the Comptroller of the Currency (“OCC”) periodically examines and evaluates MetroBank, while the Federal Deposit Insurance Corporation (“FDIC”) and California Department of Business Oversight, Division of Financial Institutions (“CDBO”) periodically examine and evaluate Metro United. Based upon such examinations, the regulators may revalue the assets of the institution and require that it charge-off certain assets, establish specific reserves to compensate for the difference between the regulators-determined value and the book value of such assets or take other regulatory action designed to lessen the risk in the asset portfolio.

The following table provides an analysis of the age of the recorded investment in loans by portfolio segment at the date indicated (in thousands):

As of September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$1,974	$414	$1,178	$3,566	$436,035	$439,601	$—
Real estate mortgage:
Residential	482	—	124	606	39,468	40,074	—
Commercial	16,891	—	8,596	25,487	669,719	695,206	—
Real estate construction:
Residential	—	—	—	—	4,911	4,911	—
Commercial	—	—	—	—	3,696	3,696	—
Consumer and other	8	—	—	8	4,354	4,362	—

Total	$19,355	$414	$9,898	$29,667	$1,158,183	$1,187,850	$—

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Recorded Investment in Loans	Recorded Investment 90 Days and Accruing

Commercial and industrial	$2,233	$817	$1,308	$4,358	$379,547	$383,905	$—
Real estate mortgage:
Residential	—	—	239	239	36,667	36,906	—
Commercial	114	3,817	18,141	22,072	643,502	665,574	—
Real estate construction:
Residential	—	—	1,426	1,426	984	2,410	—
Commercial	150	—	3,103	3,253	4,029	7,282	—
Consumer and other	—	—	—	—	7,401	7,401	—

Total	$2,497	$4,634	$24,217	$31,348	$1,072,130	$1,103,478	$—

The following table presents the recorded investment in nonaccrual loans, including nonaccruing troubled debt restructurings, by portfolio segment at the dates indicated (in thousands):

Recorded investment in nonaccrual loans	September 30, 2013	December 31, 2012
Commercial and industrial	$1,441	$1,308
Real estate mortgage:
Residential	606	239
Commercial	12,969	22,501
Real estate construction:
Residential	—	1,426
Commercial	—	3,103

Total	$15,016	$28,577

Information on impaired loans, which includes nonaccrual loans and troubled debt restructurings, and the related specific allowance for loan losses on such loans at September 30, 2013 and December 31, 2012, is presented below (in thousands):

As of September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,441	$1,441	$—	$1,036
Real estate mortgage:
Residential	606	606	—	451
Commercial	12,700	12,713	—	14,204
Real estate construction:
Residential	—	—	—	713
Commercial	—	—	—	1,552

Impaired loans with an allowance
Commercial and industrial	$—	$—	$—	$216
Real estate mortgage:
Commercial	657	658	174	2,463

Total:
Commercial and industrial	$1,441	$1,441	$—	$1,252
Real estate mortgage	13,963	13,977	174	17,118
Real estate construction	—	—	—	2,265

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	$21	$21	$21	$1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

For the nine months ended September 30, 2013 and 2012, interest income of $28,000 and $139,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing troubled debt restructurings (“TDRs”).

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

As of September 30, 2013, there were no commitments to lend additional funds on loans that were modified as TDRs.   As of September 30, 2013, there were no defaults on any loans that were modified as TDRs during the preceding twelve months. There were no new TDRs for the three months ended September 30, 2013.

The following table presents the recorded investment in TDRs that occurred for the nine months ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$229	$208

Real estate mortgage:
Residential	1	696	482
Commercial	4	3,074	2,636

For the nine months ended September 30, 2013, TDR activity was as follows:

Prior to restructure, one participation purchased by MetroBank and one participation purchased by Metro United secured by a mixed use property containing residential condominium, retail space and subterranean parking were classified as nonaccrual. A 72% principal reduction was received by each Metro Bank and Metro United and the participations were restructured into two loan participations for each Bank with more than sufficient collateral coverage based on the fair value of the collateral. Since the loans were classified and on nonaccrual status both before and after restructuring, the modifications had an insignificant impact on the Company’s determination of the allowance for loan losses. In September 2013, payoffs totaling $211,000 were received by the Banks for one of the restructured loan participations.

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

The following table presents the allowance for loan losses and recorded investment in loans by portfolio segment at the dates indicated (in thousands):

As of and for the three months ended September 30, 2013	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,523	$13,176	$75	$70	$988	$21,832
(Reduction in) provision for loan losses	(31)	(918)	72	(11)	233	(655)
Charge-offs	(450)	(41)	(17)	(9)	—	(517)
Recoveries	124	14	—	2	—	140

Allowance for loan losses at end of period	$7,166	$12,231	$130	$52	$1,221	$20,800

Ending allowance for loan losses balance for loans individually evaluated for impairment	$—	$174	$—	$—		$174

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,166	$12,057	$130	$52		$19,405

Loans:
Recorded investment in loans	$439,601	$735,280	$8,607	$4,362		$1,187,850

Recorded investment in loans individually evaluated for impairment	$1,441	$13,963	$—	$—		$15,404

Recorded investment in loans collectively evaluated for impairment	$438,160	$721,317	$8,607	$4,362		$1,172,446

As of and for the three months ended September 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$9,146	$16,151	$185	$106	$1,723	$27,311
(Reduction in) provision for loan losses	922	(574)	(6)	50	(692)	(300)
Charge-offs	(1,464)	(130)	—	(31)	—	(1,625)
Recoveries	32	118	—	6	—	156

Allowance for loan losses at end of period	$8,636	$15,565	$179	$131	$1,031	$25,542

Ending allowance for loan losses balance for loans individually evaluated for impairment	$23	$953	$—	$—		$976

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,613	$14,612	$179	$131		$23,535

Loans:
Recorded investment in loans	$377,309	$708,121	$7,907	$6,723		$1,100,060

Recorded investment in loans individually evaluated for impairment	$7,357	$27,441	$5,492	$1		$40,291

Recorded investment in loans collectively evaluated for impairment	$369,952	$680,680	$2,415	$6,722		$1,059,769

As of and for the nine months ended September 30, 2013	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$8,255	$14,748	$216	$143	$1,230	$24,592
(Reduction in) provision for loan losses	(45)	(923)	(95)	(58)	(9)	(1,130)
Charge-offs	(1,336)	(1,685)	(26)	(42)	—	(3,089)
Recoveries	292	91	35	9	—	427

Allowance for loan losses at end of period	$7,166	$12,231	$130	$52	$1,221	$20,800

Ending allowance for loan losses balance for loans individually evaluated for impairment	$—	$174	$—	$—		$174

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$7,166	$12,057	$130	$52		$19,405

Loans:
Recorded investment in loans	$439,601	$735,280	$8,607	$4,362		$1,187,850

Recorded investment in loans individually evaluated for impairment	$1,441	$13,963	$—	$—		$15,404

Recorded investment in loans collectively evaluated for impairment	$438,160	$721,317	$8,607	$4,362		$1,172,446

As of and for the nine months ended September 30, 2012	Commercial and industrial	Real estate- mortgage	Real estate - construction	Consumer and other	Unallocated	Total

Allowance for loan losses at beginning of period	$7,966	$19,213	$320	$137	$685	$28,321
(Reduction in) provision for loan losses	2,531	(3,166)	523	66	346	300
Charge-offs	(2,258)	(1,415)	(683)	(92)	—	(4,448)
Recoveries	397	933	19	20	—	1,369

Allowance for loan losses at end of period	$8,636	$15,565	$179	$131	$1,031	$25,542

Ending allowance for loan losses balance for loans individually evaluated for impairment	$23	$953	$—	$—		$976

Ending allowance for loan losses balance for loans collectively evaluated for impairment	$8,613	$14,612	$179	$131		$23,535

Loans:
Recorded investment in loans	$377,309	$708,121	$7,907	$6,723		$1,100,060

Recorded investment in loans individually evaluated for impairment	$7,357	$27,441	$5,492	$1		$40,291

Recorded investment in loans collectively evaluated for impairment	$369,952	$680,680	$2,415	$6,722		$1,059,769

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

The Company utilized a third party consultant to perform its annual impairment test as of August 31, 2013 and determined there was no impairment of goodwill as of the test date. The review calculated the fair value of both Metro United and MetroBank on a controlling, marketable basis and reconciled the indicated equity value of the Company based on the concluded valuation of the two reporting units to its market capitalization. Various appraisal methods were considered and based on the specific facts and circumstances, the income approach and the market approach were used to derive the fair value of the reporting units.

Goodwill impairment, if any, is a noncash adjustment to the Company’s financial statements. As goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s well capitalized regulatory ratios are not affected. Subsequent reversal of goodwill impairment is prohibited.

Balance as of January 1, 2013
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

Impairment losses for the nine months ended September 30, 2013	—

Balance as of September 30, 2013
Goodwill	21,827
Accumulated impairment losses	7,500
Net goodwill	$14,327

5.     EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Stock options, restricted common shares and warrants can be dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive.  Stock options, restricted common shares and warrants that are antidilutive are excluded from earnings per share calculation.  Stock options, restricted common shares and warrants are antidilutive when the exercise price is higher than the current market price of the Company’s common stock. For the three months ended September 30, 2013 and 2012, there were 130,836 and 302,406 antidilutive stock options, respectively.  For the nine months ended September 30, 2013 and 2012, there were 212,811 and 520,343 antidilutive stock options including restricted common shares, respectively.  The number of potentially dilutive common shares is determined using the treasury stock method.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net income available to common shareholders	$3,448	$2,712	$9,271	$7,403

Weighted average common shares in basic EPS	18,417	18,307	18,372	15,666
Effect of dilutive securities	397	341	385	210
Weighted average common and potentially dilutive common shares used in diluted EPS	18,814	18,648	18,757	15,876

Earnings per common share:
Basic	$0.19	$0.15	$0.50	$0.47
Diluted	$0.18	$0.15	$0.49	$0.47

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk as of September 30, 2013 and December 31, 2012 is presented below (in thousands):

	As of September 30, 2013	As of December 31, 2012
Unfunded loan commitments including unfunded lines of credit	$154,827	$99,474
Standby letters of credit	5,873	10,387
Commercial letters of credit	5,972	1,595
Operating leases	5,899	7,337
Total financial instruments with off-balance sheet risk	$172,571	$118,793

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

As of September 30, 2013, the most recent notifications from the OCC with respect to MetroBank, and the CDBO with respect to Metro United categorized the Banks as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed the Banks’ level of capital adequacy.

The Company’s and the Banks’ actual capital amounts and ratios as of the dates indicated are presented in the following table (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of September 30, 2013
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$221,088	17.22%	$102,719	8.00%	$ N/A	N/A	%
MetroBank, N.A.	152,143	16.40	74,199	8.00	92,749	10.00
Metro United Bank	55,536	15.67	28,351	8.00	35,439	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	204,969	15.96	51,359	4.00	N/A	N/A
MetroBank, N.A.	140,511	15.15	37,099	4.00	55,649	6.00
Metro United Bank	51,076	14.41	14,176	4.00	21,263	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	204,969	12.85	63,801	4.00	N/A	N/A
MetroBank, N.A.	140,511	12.33	45,587	4.00	56,984	5.00
Metro United Bank	51,076	11.16	18,299	4.00	22,873	5.00

As of December 31, 2012
Total risk-based capital ratio
MetroCorp Bancshares, Inc.	$212,083	17.95%	$94,509	8.00%	$ N/A	N/A	%
MetroBank, N.A.	152,613	17.80	68,587	8.00	85,734	10.00
Metro United Bank	52,714	16.34	25,814	8.00	32,267	10.00
Tier 1 risk-based capital ratio
MetroCorp Bancshares, Inc.	197,077	16.68	47,255	4.00	N/A	N/A
MetroBank, N.A.	141,702	16.53	34,293	4.00	51,440	6.00
Metro United Bank	48,636	15.07	12,907	4.00	19,360	6.00
Leverage ratio
MetroCorp Bancshares, Inc.	197,077	13.18	59,812	4.00	N/A	N/A
MetroBank, N.A.	141,702	12.70	44,613	4.00	55,766	5.00
Metro United Bank	48,636	12.76	15,243	4.00	19,053	5.00

8.     ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows (in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain (loss) on effective cash flow hedging derivative	$87	$31	$56	$12	$4	$8

Unrealized loss on investment securities with OTTI:
Securities with OTTI charges during the period	(36)	(13)	(23)	(14)	(5)	(9)
Less: OTTI charges recognized in net income	(9)	(2)	(7)	(7)	(3)	(4)
Net unrealized losses on investment securities with OTTI	(27)	(11)	(16)	(7)	(2)	(5)

Unrealized (losses) gain on investment securities:
Unrealized holding (loss) gain arising during the period	(914)	(320)	(594)	974	351	623
Less: reclassification adjustment for (loss) gain included in net income	(4)	(1)	(3)	24	9	15
Net unrealized (losses) gains on investment securities	(910)	(319)	(591)	950	342	608

Other comprehensive (loss) income	$(850)	$(299)	$(551)	$955	$344	$611

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Change in accumulated gain on effective cash flow hedging derivative	$448	$161	$287	$65	$23	$42

Unrealized loss on investment securities with OTTI:
Securities with OTTI charges during the period	(129)	(47)	(82)	(101)	(36)	(65)
Less: OTTI charges recognized in net income	(75)	(27)	(48)	(84)	(30)	(54)
Net unrealized losses on investment securities with OTTI	(54)	(20)	(34)	(17)	(6)	(11)

Unrealized (losses) gains on investment securities:
Unrealized holding (loss) gain arising during the period	(8,241)	(2,976)	(5,265)	1,761	635	1,126
Less: reclassification adjustment for gains included in net income	33	12	21	108	39	69
Net unrealized (losses) gains on investment securities	(8,274)	(2,988)	(5,286)	1,653	596	1,057

Other comprehensive (loss) income	$(7,880)	$(2,847)	$(5,033)	$1,701	$613	$1,088

The balance of and changes in each component of accumulated other comprehensive loss as of and for the nine months ended September 30, 2013 are as follows (net of taxes) (in thousands):

	Gains (Losses) on Effective Cash Hedging Derivatives	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Investment Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) December 31, 2012	$(1,136)	$(1,017)	$2,720	$567
Other comprehensive income (losses) before reclassifications	287	(34)	(5,265)	(5,012)
Amounts reclassified from other comprehensive income (loss) (1)	—	—	(21)	(21)
Net current-period other comprehensive income (loss)	287	(34)	(5,286)	(5,033)

Accumulated other comprehensive loss September 30, 2013	$(849)	$(1,051)	$(2,566)	$(4,466)

(1)	Amounts reclassified from other comprehensive income were transferred to gain (loss) on securities, net.

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

At the beginning of the third quarter of 2011, the Company entered into an interest rate cap with a notional amount of $15.0 million with the objective of mitigating the effect of potential future interest rate increases.  The interest rate cap contract is not designated nor accounted for as a hedging instrument.  The interest rate cap contract was effective July 1, 2011 for a five-year term. Under the interest rate cap contract, beginning October 3, 2011 and ending July 1, 2016, the Company will receive quarterly settlements for the difference between the three-month LIBOR interest rate and the cap rate of 2.0%, if the three-month LIBOR interest rate exceeds the cap rate on the settlement date.

The Company obtains dealer quotations to value its interest rate derivative contract designated as a hedge of cash flows and its non-hedging interest rate derivative.  The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2013 and December 31, 2012 are presented in the following table (in thousands):

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate derivative contract designated as a hedge of cash flows	$17,500	$(1,327)	$17,500	$(1,775)

Interest rate derivative contract not designated as a hedge of cash flows	$15,000	$63	$15,000	$41

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

Amounts included in the condensed consolidated statements of income and in other comprehensive income (loss) for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
Three months ended September 30, 2013	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$87	$87

Three months ended September 30, 2012
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$11	$11

	Gains/(losses) recorded in income and other comprehensive income (loss), net of tax (in thousands)
Nine months ended September 30, 2013	Derivative effective portion reclassified from AOCI into income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivative effective portion recorded in OCI	Total change in OCI for period
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$448	$448

Nine months ended September 30, 2012
Interest rate derivative designated as a hedge of cash flows:
Interest rate swap	$—	$—	$—	$65	$65

Amounts included in the consolidated statements of income for the period related to non-hedging interest rate derivatives were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-hedging interest rate derivative:
Other non-interest income	$(19)	$(31)	$22	$(139)

Counterparty Credit Risk. Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Derivative contracts are executed with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Institutional counterparties must have an investment grade credit rating. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Company’s derivative contracts.   The Company had no credit exposure relating to the interest rate swap at September 30, 2013.  The amount of cash collateral posted by the Company related to derivative contracts was $1.6 million and $2.3 million at September 30, 2013 and December 31, 2012, respectively.

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

The following is a summary of selected operating segment information as of and for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013				For the Three Months Ended September 30, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$11,404	$4,657	$ ─	$16,061	$11,926	$4,096	$7	$16,029
Total interest expense	1,353	696	321	2,370	1,483	548	350	2,381
Net interest income	10,051	3,961	(321)	13,691	10,443	3,548	(343)	13,648
(Reduction in) provision for loan losses	(800)	145	─	(655)	(300)	─	─	(300)
Net interest income after provision for loan losses	10,851	3,816	(321)	14,346	10,743	3,548	(343)	13,948
Noninterest income	2,115	321	(347)	2,089	2,126	84	(338)	1,872
Noninterest expenses	8,336	2,749	393	11,478	8,281	2,870	378	11,529
Income (loss) before income tax provision	4,630	1,388	(1,061)	4,957	4,588	762	(1,059)	4,291
Provision (benefit) for income taxes	1,517	349	(357)	1,509	1,449	321	(360)	1,410
Net income (loss)	$3,113	$1,039	$(704)	$3,448	$3,139	$441	$(699)	$2,881

	For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Total interest income	$33,361	$12,986	$6	$46,353	$36,483	$12,104	$21	$48,608
Total interest expense	3,990	1,910	959	6,859	4,834	1,793	1,044	7,671
Net interest income	29,371	11,076	(953)	39,494	31,649	10,311	(1,023)	$40,937
(Reduction in) provision for loan losses	(1,250)	120	─	(1,130)	300	─	─	300
Net interest income after provision for loan losses	30,621	10,956	(953)	40,624	31,349	10,311	(1,023)	40,637
Noninterest income	6,117	620	(1,054)	5,683	6,188	260	(1,013)	5,435
Noninterest expenses	23,362	7,805	1,321	32,488	25,143	8,043	588	33,774
Income (loss) before income tax provision	13,376	3,771	(3,328)	13,819	12,394	2,528	(2,624)	12,298
Provision (benefit) for income taxes	4,310	1,358	(1,120)	4,548	3,921	995	(893)	4,023
Net income (loss)	$9,066	$2,413	$(2,208)	$9,271	$8,473	$1,533	$(1,731)	$8,275

	As of September 30, 2013				As of September 30, 2012
	MetroBank	Metro United	Other	Consolidated Company	MetroBank	Metro United	Other	Consolidated Company
	(Dollars in thousands)
Net loans (1)	$802,569	$361,455	$—	$1,164,024	$759,904	$311,409	$—	$1,071,313
Total assets	1,146,878	488,848	(1,277)	1,634,449	1,128,652	396,019	1,417	1,526,088
Deposits	957,061	411,749	(16,342)	1,352,468	946,206	325,646	(6,795)	1,265,057

(1)	Includes loans held-for-sale.

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

The following table presents the financial instruments carried at fair value on a recurring basis by caption on the consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2013 and December 31, 2012:

	Fair Value Measurements, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements

Securities available-for-sale at September 30, 2013
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$—	$81,746	$—	$81,746
Obligations of state and political subdivisions	—	17,143	—	17,143
Corporate	—	6,279	—	6,279
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	—	63,727	—	63,727
Privately issued residential	—	668	—	668
Asset backed securities	—	143	—	143
Investment in CRA funds	13,951	—	—	13,951

Total available-for-sale securities	13,951	169,706	—	183,657
Derivative asset
Interest rate cap	—	63	—	63
Total assets measured at fair value on a recurring basis	$13,951	$169,769	$—	$183,720

Derivative liability at September 30, 2013
Interest rate swap	$—	$(1,327)	$—	$(1,327)

Securities available-for-sale at December 31, 2012
U.S. Treasury and other U.S. government sponsored enterprises and agencies	$—	$71,181	$—	$71,181
Obligations of state and political subdivisions	—	13,389	—	13,389
Corporate	—	6,350	—	6,350
Mortgage-backed securities and collateralized mortgage obligations:
Government issued or guaranteed	—	57,941	—	57,941
Privately issued residential	—	683	—	683
Asset backed securities	—	143	—	143
Investment in CRA funds	14,361	—	—	14,361

Total available-for-sale securities	14,361	149,687	—	164,048
Derivative asset
Interest rate cap	—	41	—	41
Total assets measured at fair value on a recurring basis	$14,361	$149,728	$—	$164,089

Derivative liability at December 31, 2012
Interest rate swap	$—	$(1,775)	$—	$(1,775)

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

Impaired Loans. Certain impaired loans with a valuation reserve are measured for impairment using the practical expedient, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of September 30, 2013 and December 31, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.

The following presents assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Level 2	Level 3	Level 2	Level 3
Assets
Foreclosed assets	$—	$9,373	$—	$12,555
Impaired loans (1)	485	—	4,646	—

(1) Impaired loans represent collateral dependent impaired loans with a specific valuation reserve.

The following presents losses related to fair value adjustments that are included in the consolidated statements of income for the three and six months ended September 30, 2013 and 2012 related to assets held at those dates (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Losses related to:
Foreclosed assets (1)	$14	$598	$117	$1,520
Impaired loans (2)	—	—	50	451

(1) Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2) Losses on impaired loans represent charge-offs which are netted against the allowance for loan losses.

Fair Value of Financial Instruments

FASB Codification 825 requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Level 2 inputs:
Cash and cash equivalents	$167,490	$167,490	$159,449	$159,449
Interest-bearing deposits in banks	15,616	15,616	15,321	15,321
Investment securities held-to-maturity	7,788	8,108	4,046	4,757
Other investments	5,702	5,702	5,592	5,592
Cash value of bank owned life insurance	33,721	33,721	32,794	32,794
Accrued interest receivable	3,753	3,753	4,120	4,120
Level 3 inputs:
Loans held-for-investment, net (1)	1,164,024	1,149,087	1,075,745	1,062,432

Financial Liabilities
Level 2 inputs:
Deposit transaction accounts	798,693	798,693	808,377	808,377
Junior subordinated debentures	36,083	36,083	36,083	36,083
Accrued interest payable	280	280	233	233
Level 3 inputs:
Time deposits	553,775	556,408	458,653	461,672
Other borrowings	46,000	46,737	25,000	25,008

Off-balance sheet financial instruments
Unfunded loan commitments, including unfunded lines of credit	—	214	—	251
Standby letters of credit	—	23	—	24

(1)	Includes loans held-for-sale.

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

Loans Held-for-Investment. The fair value of loans held-for-investment originated by the Banks is estimated by discounting the expected future cash flows using the current interest rates at which similar loans with similar terms would be made. The presence of floors on a large portion of the variable rate loans has supported the yields above current market levels and is the key factor causing the fair value of the variable rate loans with floors to exceed the book value. The fair value of the remainder of the variable rate loans approximates the carrying value while fixed rate loans are generally above the carrying values. Using these results, valuation adjustments are made for specific credit risks as well as general portfolio credit and market risks to arrive at the fair value.

Loans Held-for-Sale. The Company's loans held-for-sale are carried at the lower of cost or fair value utilizing Level 1 inputs based on contractual sales prices. These loans currently consist of SBA loans.

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

12.   INCOME TAXES

The Company’s effective tax rate was 30.4% for three months ended September 30, 2013 compared with 32.9% for the three months ended September 30, 2012. The decrease in the effective income tax rate in 2013 as compared to 2012 was partially the result of adjustments related to state income taxes, bank owned life insurance investment income and foreign taxes. Additionally, the effective income tax rates for the three months ended September 30, 2013 and 2012 were impacted by the amount of other non-deductible expense and non-taxable income in each respective period, and also relative to the pre-tax income upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the nine months ended September 30, 2013 was $4.5 million, compared with $4.0 million for the same period in 2012. The Company’s effective tax rate was 32.9% for the nine months ended September 30, 2013 compared with 32.7% for the nine months ended September 30, 2012.

As of September 30, 2013, the Company had approximately $15.3 million in deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at September 30, 2013 and  December 31, 2012 due to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax assets that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

13.   NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No.2013-11 – “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 eliminates the diversity in reporting an unrecognized tax benefit when a net operating loss carryforward or similar tax loss exists. ASU No. 2013-11 requires, in most circumstances, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or similar tax loss. The ASU will be effective prospectively for the Company for annual and interim periods beginning on January 1, 2014 and is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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

•

the actual results of the pending merger with East West Bancorp, Inc. ("East West") could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived and the merger agreement could be terminated under certain circumstances;

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

Overview

The Company recorded net income of $3.4 million for the three months ended September 30, 2013, an increase of $567,000 compared with the same quarter in 2012. The Company’s diluted earnings per common share for the three months ended September 30, 2013 were $0.18, compared with $0.15 for the same quarter in 2012. Diluted earnings per share is computed by dividing net income (after deducting dividends on preferred stock) by the weighted-average number of common shares and potentially dilutive common shares outstanding at the end of the period. The Company recorded net income of $9.3 million for the nine months ended September 30, 2013 an increase of $996,000 compared with $8.3 million for the same period in 2012. The Company’s diluted earnings per common share for the nine months ended September 30, 2013 were $0.49 compared with $0.47 for the same period in 2012. Details of the changes in the various components of net income are further discussed below.

Total assets were $1.63 billion at September 30, 2013, an increase of $114.6 million or 7.5% from $1.52 billion at December 31, 2012. Available-for-sale investment securities at September 30, 2013 were $183.7 million, an increase of $19.6 million or 12.0% from $164.0 million at December 31, 2012. Net loans, including loans held-for-sale, at September 30, 2013 were $1.16 billion, an increase of $88.3 million or 8.2% from $1.08 billion at December 31, 2012. Total deposits at September 30, 2013 were $1.35 billion, an increase of $85.4 million or 6.7% from $1.27 billion at December 31, 2012. Other borrowings at September 30, 2013 were $46.0 million, an increase of $21.0 million or 84.0% from $25.0 million at December 31, 2012. The Company’s return on average assets (“ROAA”) for the three months ended September 30, 2013 and 2012 was 0.85% and 0.76%, respectively. The Company’s return on average equity (“ROAE”) for the three months ended September 30, 2013 and 2012 was 7.66% and 6.61%, respectively. The Company’s ROAA for the nine months ended September 30, 2013 and 2012 was 0.79% and 0.73%, respectively. The Company’s ROAE for the nine months ended September 30, 2013 and 2012 was 6.91% and 6.28%, respectively.   Shareholders’ equity at September 30, 2013 was $180.1 million compared with $177.0 million at December 31, 2012, an increase of $3.1 million or 1.7%.  Details of the changes in the various balance sheet items are further discussed below.

Recent Developments

Definitive Agreement for Merger – On September 18, 2013, East West and the Company announced that they have entered into a definitive agreement for the merger of the Company into East West. Under the terms of the definitive agreement, East West will acquire the outstanding shares of the Company for the lesser of $14.60 per share and 1.72 times the per share tangible equity, as adjusted, for an aggregate purchase price of approximately $273 million based on the 18,699,638 shares outstanding as of September 30, 3013. The shareholders of the Company will receive two-thirds of the merger consideration in shares of East West common stock and the remainder in cash. The exchange ratio for determining the number of shares of East West common stock deliverable to shareholders of the Company will be based on the weighted average closing price of East West's common stock over a 60 trading day measurement period ending five days prior to the effective time of the merger, subject to the limitation that if the average closing price of East West common stock is equal or greater than $32.00, the per share stock consideration will be calculated by dividing the stock portion of the per share merger consideration by $32.00. If the average closing price of East West common stock is less than or equal to $28.00, the per share stock consideration will be calculated by dividing the stock portion of the per share merger consideration by $28.00.

Results of Operations

Net Interest Income and Net Interest Margin. For the three months ended September 30, 2013, net interest income, before the provision for loan losses, was $13.7 million, an increase of $43,000 or 0.3% compared with $13.6 million for the same period in 2012, primarily due to loan growth and lower cost of deposits partially offset by declines in the yields on loans and securities and an increase in the volume of borrowings. Average interest-earning assets for the three months ended September 30, 2013 were $1.52 billion, an increase of $107.4 million or 7.6% compared with $1.41 billion for the same period in 2012, primarily due to an increase in loans and securities, partially offset by a decrease in federal funds sold. The weighted average yield on interest-earning assets for the third quarter of 2013 was 4.19%, a decrease of 32 basis points compared with 4.51% for the same quarter in 2012. Average interest-bearing liabilities for the three months ended September 30, 2013 were $1.08 billion, an increase of $42.4 million or 4.1% compared with $1.04 billion for the same period in 2012, primarily due to an increase in time deposits and other borrowings partially offset by a decline in savings and money market accounts. The weighted average interest rate paid on interest-bearing liabilities for the third quarter 2013 was 0.87%, a decrease of four basis points compared with 0.91% for the same quarter in 2012.

For the nine months ended September 30, 2013, net interest income, before the provision for loan losses, was $39.5 million, a decrease of $1.4 million or 3.5% compared with $40.9 million for the same period in 2012, primarily due to declines in the yields on loans and securities, partially offset by an increase in the volume of loans and lower cost of deposits. Average interest-earning assets for the nine months ended September 30, 2013 were $1.48 billion, an increase of $68.0 million or 4.8% compared with $1.41 billion for the same period in 2012, primarily due to loan growth, partially offset by a decline in federal funds sold. The weighted average yield on interest-earning assets for the nine months ended September 30, 2013 was 4.18%, down 41 basis points compared with 4.59% for the same period in 2012.  Average interest-bearing liabilities for the nine months ended September 30, 2013 were $1.06 billion, an increase of $5.6 million or 0.5% compared with $1.06 billion for the same period in 2012, primarily due to an increase in time deposits and other borrowings partially offset by a decline in savings and money market accounts. The weighted average rate paid on interest-bearing liabilities for the nine months ended September 30, 2013 was 0.86%, down 11 basis points compared with 0.97% for the same period in 2012.

The net interest margin for the three months ended September 30, 2013 was 3.57%, a decrease of 27 basis points compared with 3.84% for the same period in 2012. The yield on average earning assets decreased 32 basis points, and the cost of average earning assets decreased five basis points for the same periods. The net interest margin for the nine months ended September 30, 2013 was 3.56%, a decrease of 31 basis points compared with 3.87% for the same period in 2012. The yield on average earning assets decreased 41 basis points, and the cost of average earning assets decreased 10 basis points for the same periods.

Total Interest Income. Interest income for the three months ended September 30, 2013 was $16.1 million, an increase of $32,000 or 0.2% compared with $16.0 million for the same period in 2012, primarily due to increases in the volume of loans and securities, partially offset by decreases in the yield on earning assets. Average earning assets increased $107.4 million or 7.6% to $1.52 billion for the third quarter of 2013, compared with $1.41 billion for the same period in 2012. Average total loans increased $108.9 million or 10.2% to $1.18 billion for the third quarter of 2013 compared with $1.07 billion for the third quarter of 2012. The yield on average earning assets for the third quarter of 2013 was 4.19% compared with 4.51% for the third quarter of 2012.

Interest income for the nine months ended September 30, 2013 was $46.4 million, down $2.3 million or 4.6% compared with $48.6 million for the same period in 2012, primarily due to lower yield on loans and securities, partially offset by an increase in the volume of loans. Average earning assets increased $68.0 million or 4.8% to $1.48 billion for the nine months ended September 30, 2013, compared with $1.41 billion for the same period in 2012. Average total loans increased $79.8 million or 7.5% to $1.14 billion for the nine months ended September 30, 2013 compared with $1.06 billion for the same period of 2012. The yield on average earning assets for the nine months ended September 30, 2013 was 4.18% compared with 4.59% for the nine months ended September 30, 2012.

Interest Income from Loans. Interest income from loans for the three months ended September 30, 2013 was $14.7 million, an increase of $102,000 or 0.7% compared with $14.6 million for the same quarter in 2012. The increase for the three months ended September 30, 2013 was the result of higher loan volume. Average total loans for the three months ended September 30, 2013 were $1.18 billion compared with $1.07 billion for the same period in 2012, an increase of $108.9 million or 10.2%. For the third quarter of 2013, the average yield on loans was 4.96%, a decrease of 48 basis points compared with 5.44% for the same quarter in 2012. Interest income from loans for the nine months ended September 30, 2013 was $42.5 million, a decrease of $1.8 million or 4.1% compared with $44.3 million for the same period in 2012. The decrease for the nine months ended September 30, 2013 was the result of lower loan yields offset by higher loan volume.   Average total loans for the nine months ended September 30, 2013 were $1.14 billion, an increase of $79.8 million or 7.5% compared with average total loans for the same period in 2012 of $1.06 billion. For the nine months ended September 30, 2013, the yield on average total loans was 4.99%, a decrease of 60 basis points compared with 5.59% for the same period in 2012.

Approximately $750.3 million or 63.2% of the total loan portfolio are variable rate loans that periodically reprice and are sensitive to changes in market interest rates.  To lessen interest rate sensitivity in the event of a falling interest rate environment, the Company originates variable rate loans with interest rate floors.  For the nine months ended September 30, 2013, the average yield on total loans was approximately 175 basis points above the prime rate primarily because of interest rate floors and credit spreads.   At September 30, 2013, approximately $615.1 million in loans or 51.8% of the total loan portfolio were variable rate loans with interest rate floors that carried a weighted average interest rate of 5.25%.  At September 30, 2012, variable rate loans with interest rate floors comprised 57.0% of the total loan portfolio and carried a weighted average interest rate of 5.79%.

Interest Income from Investments. Interest income from investments (which includes investment securities, Federal funds sold and other investments) for the three months ended September 30, 2013 was $1.4 million, a decrease of $70,000 or 4.9% from the same period in 2012.  Average total investments for the three months ended September 30, 2013 were $344.8 million compared with average total investments for the same period in 2012 of $346.4 million, a decrease of $1.6 million or 0.5%.  The decrease in average total investments was primarily the result of a decrease in federal funds sold which provided for loan growth.  For the third quarter of 2013, the average yield on total investments was 1.57% compared with 1.65% for the same quarter in 2012, a decrease of eight basis points primarily due to decline in the yields of all investments.

Interest income from investments for the nine months ended September 30, 2013 was $3.8 million, a decrease of $439,000 or 10.3% compared with $4.3 million for the same period in 2012, primarily due to a decline in the yield and volume of taxable investment securities and federal funds sold.  Average total investments for the nine months ended September 30, 2013 were $344.2 million compared with the same quarter in 2012 of $355.9 million, a decrease of $11.8 million or 3.3%. The decrease was primarily the result of a decrease in taxable securities and federal funds sold which provided for loan growth.  For the nine months ended September 30, 2013, the average yield on investments was 1.48% compared with 1.60% for the same quarter in 2012, a decrease of 12 basis points.

Total Interest Expense. Interest expense for the three months ended September 30, 2013 was $2.4 million, down $11,000 or 0.5% compared with $2.4 million for the same period in 2012, primarily due to lower cost on both deposits and other borrowings, partially offset by an increase in other borrowings and time deposits. Interest expense for the nine months ended September 30, 2013 was $6.9 million, down $812,000 or 10.6% compared with $7.7 million for the same period in 2012, primarily due to lower cost on both deposits and other borrowings, partially offset by an increase in other borrowings.

Interest Expense on Deposits. Interest expense on interest-bearing deposits for the three months ended September 30, 2013 was $1.7 million, a decrease of $59,000 or 3.3% compared with $1.8 million for the same period in 2012. Average interest-bearing deposits for the three months ended September 30, 2013 were $1.00 billion compared with $977.8 million for the same period in 2012, an increase of $22.4 million or 2.3%. The average interest rate paid on interest-bearing deposits for the third quarter of 2013 was 0.69% compared with 0.73% for the same quarter in 2012, a decrease of four basis points. The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to declining interest rates in the deposit market.

Interest expense on interest-bearing deposits for the nine months ended September 30, 2013 was $5.1 million, a decrease of $835,000 or 14.1% compared with $5.9 million for the same period in 2012.  Average interest-bearing deposits for the nine months ended September 30, 2013 were $988.7 million compared with the same period in 2012 of $994.0 million, a decrease of $5.2 million or 0.5%. The average interest rate incurred on interest-bearing deposits for the nine months ended September 30, 2013 was 0.69% compared with 0.80% for the same period in 2012, a decrease of 11 basis points.  The decline in interest expense and the average interest rate paid on interest-bearing deposits was primarily due to lower deposit volume and declining interest rates in the deposit market.

Interest Expense on Junior Subordinated Debentures.  Interest expense on junior subordinated debentures for the three months ended September 30, 2013 was $328,000, a decrease of $10,000 or 3.0% from $338,000 at September 30, 2012. Interest expense on junior subordinated debentures for the nine months ended September 30, 2013 was $973,000, a decrease of $34,000 or 3.4% from $1.0 million at September 30, 2012.  Average junior subordinated debentures for the three and nine months ended September 30, 2013 and 2012 were $36.1 million. The average interest rate incurred on junior subordinated debentures for the three and nine months ended September 30, 2013 and 2012 was 3.56% and 3.67%, respectively.

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

Interest Expense on Other Borrowings. Interest expense on other borrowings for the three months ended September 30, 2013 was $305,000, an increase of $58,000 compared with $247,000 for the same period in 2012. Average borrowed funds, consisting of security repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, for the three months ended September 30, 2013 were $46.0 million an increase of $20.0 million compared with $26.0 million for the same period in 2012. Other borrowings increased primarily due to advances issued from the FHLB of Dallas and FHLB of San Francisco.  The average interest rate paid on borrowed funds for the third quarter of 2013 was 2.63% compared with 3.78% for the same quarter in 2012.  The cost decreased due primarily to the issuance of FHLB advances with lower market rates compared to the existing long-term debt.

Interest expense on other borrowed funds for the nine months ended September 30, 2013 was $798,000, an increase of $57,000 compared with $741,000 for the same period in 2012. Average borrowed funds for the nine months ended September 30, 2013 were $36.8 million, an increase of $10.8 million compared with $26.0 million for the same period in 2012, primarily due to advances issued from the FHLB of Dallas and FHLB San Francisco.  The average interest rate paid on borrowed funds for the nine months ended September 30, 2013 was 2.90% compared with 3.81% for the same period in 2012.

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

	For The Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,175,296	$14,695	4.96%	$1,066,352	$14,593	5.44%
Taxable securities	170,814	892	2.07	156,216	1,020	2.60
Tax-exempt securities	24,199	186	3.05	16,523	145	3.49

Other investments (2)	5,998	70	4.63	5,825	42	2.87
Federal funds sold and other short-term investments	143,791	218	0.60	167,811	229	0.54
Total interest-earning assets	1,520,098	16,061	4.19	1,412,727	16,029	4.51
Allowance for loan losses	(21,918)			(27,214)
Total interest-earning assets, net of allowance for loan losses	1,498,180			1,385,513
Noninterest-earning assets	110,131			125,064
Total assets	$1,608,311			$1,510,577

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$76,448	$23	0.12%	$67,545	$20	0.12%
Savings and money market accounts	373,067	353	0.38	446,282	488	0.44
Time deposits	550,656	1,361	0.98	463,947	1,288	1.10
Junior subordinated debentures	36,083	328	3.56	36,083	338	3.67
Other borrowings	46,000	305	2.63	26,000	247	3.78
Total interest-bearing liabilities	1,082,254	2,370	0.87	1,039,857	2,381	0.91
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	327,445			277,707
Other liabilities	20,003			19,643
Total liabilities	1,429,702			1,337,207

Shareholders' equity	178,609			173,370
Total liabilities and shareholders' equity	$1,608,311			$1,510,577

Net interest income		$13,691			$13,648
Net interest spread			3.32%			3.60%
Net interest margin			3.57%			3.84%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

	For The Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,138,570	$42,530	4.99%	$1,058,782	$44,346	5.59%
Taxable securities	162,089	2,530	2.09	165,422	3,051	2.46
Tax-exempt securities	20,774	499	3.21	14,695	407	3.70
Other investments (2)	5,712	184	4.31	6,113	129	2.82
Federal funds sold and other short-term investments	155,577	610	0.52	169,698	675	0.53
Total interest-earning assets	1,482,722	46,353	4.18	1,414,710	48,608	4.59
Allowance for loan losses	(22,820)			(27,948)
Total interest-earning assets, net of allowance for loan losses	1,459,902			1,386,762
Noninterest-earning assets	116,260			125,905
Total assets	$1,576,162			$1,512,667

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$73,614	$67	0.12%	$65,950	$62	0.13%
Savings and money market accounts	391,170	1,125	0.38	449,043	1,667	0.50
Time deposits	523,940	3,896	0.99	478,957	4,194	1.17
Junior subordinated debentures	36,083	973	3.56	36,083	1,007	3.67
Other borrowings	36,806	798	2.90	26,002	741	3.81
Total interest-bearing liabilities	1,061,613	6,859	0.86	1,056,035	7,671	0.97
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	319,190			262,439
Other liabilities	16,000			18,050
Total liabilities	1,396,803			1,336,524
Shareholders' equity	179,359			176,143
Total liabilities and shareholders' equity	$1,576,162			$1,512,667

Net interest income		$39,494			$40,937
Net interest spread			3.32%			3.62%
Net interest margin			3.56%			3.87%

(1)	Annualized.
(2)	Other investments include Federal Reserve Bank stock, Federal Home Loan Bank stock and investment in subsidiary trust.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012. For purposes of this table, changes attributable to both rate and volume have been allocated to each accordingly.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs 2012			2013 vs 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest-earning assets:
Loans	$1,535	$(1,433)	$102	$3,298	$(5,114)	$(1,816)
Taxable securities	98	(226)	(128)	(64)	(457)	(521)
Tax-exempt securities	68	(27)	41	168	(76)	92
Other investments	1	27	28	(9)	64	55
Federal funds sold and other short-term investments	(32)	21	(11)	(57)	(8)	(65)
Total decrease in interest income	1,670	(1,638)	32	3,336	(5,591)	(2,255)

Interest-bearing liabilities:
Interest-bearing demand deposits	3	0	3	7	(2)	5
Savings and money market accounts	(79)	(56)	(135)	(216)	(326)	(542)
Time deposits	245	(172)	73	390	(688)	(298)
Junior subordinated debentures	-	(10)	(10)	-	(34)	(34)
Other borrowings	191	(133)	58	307	(250)	57
Total decrease in interest expense	360	(371)	(11)	488	(1,300)	(812)

Increase (decrease) in net interest income	$1,310	$(1,267)	$43	$2,848	$(4,291)	$(1,443)

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level which management considers adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 2013 was a reversal of ($655,000), an increase in the reversal of $355,000 compared with a reversal of ($300,000) for the same period in 2012, primarily as a result of reductions in classified assets and net charge-offs. The provision for loan losses for the nine months ended September 30, 2013 was a reversal of ($1.1 million), a decrease of $1.4 million compared with a provision of $300,000 for the same period in 2012, primarily as a result of reductions in classified assets and net charge-offs. The allowance for loan losses as a percent of total loans was 1.76% at September 30, 2013, 2.23% at December 31, 2012, and 2.33% at September 30, 2012.

Noninterest Income.  Noninterest income for the three months ended September 30, 2013 was $2.1 million, an increase of $217,000 or 11.6% compared with $1.9 million for the same period in 2012. The increase for the three months ended September 30, 2013 was primarily due to gains on sales of SBA loans, partially offset by decreases in all other noninterest income categories. Noninterest income for the nine months ended September 30, 2013 was $5.7 million, an increase of $248,000 or 4.6% compared with $5.4 million for the same period in 2012, primarily due to gains on sales of SBA loans and an increase in other noninterest income, partially offset by a decrease in service fees. Other noninterest income for the nine months ended September 30, 2013 increased due to gains in foreign currency transactions and the fair value of derivatives, which were partially offset by declines in ORE rental income and in the fair value of the BOLI investment.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2013 was $11.5 million, a decrease of $51,000 or 0.4% compared with $11.5 million for the same period in 2012. The decrease was mainly the result of a decline in ORE expenses of $243,000 and occupancy and equipment expense of $143,000, partially offset by an increase in other noninterest expense of $328,000. Noninterest expense for the nine months ended September 30, 2013 was $32.5 million, a decrease of $1.3 million or 3.8% compared with $33.8 million for the same period in 2012. The decrease was mainly the result of a decline in other ORE expenses, partially offset by increases in other noninterest expense. Other noninterest expense increased primarily due to a rise in data processing expenses but partially offset by decreases in other loan expenses and legal fees.

Salaries and employee benefits expense for the three months ended September 30, 2013 and 2012 was $6.0 million. Salaries and employee benefits expense for the nine months ended September 30, 2013 was $18.2 million, an increase of $308,000 or 1.7% compared with $17.9 million for the same period in 2012, primarily as a result of merit increases.

Foreclosed assets expense for the three months ended September 30, 2013 was $309,000, a decrease of $243,000 or 44.0% compared with $552,000 for the same period in 2012, primarily due to a reduction in write-downs and in property taxes paid on foreclosed assets.   Foreclosed assets expense for the nine months ended September 30, 2013 was a net gain of $450,000, a decrease of $2.4 million or 123.5% compared with expense of $1.9 million for the same period in 2012, primarily due to gains on sales of foreclosed assets combined with reductions in write-downs and in property taxes paid on foreclosed assets.

Other noninterest expense for the three months ended September 30, 2013 was $3.0 million, an increase of $328,000 or 12.2% compared with $2.7 million for the same quarter in 2012, primarily due to an increase in data processing expenses as a result of outsourcing the core processing system, partially offset by a decline in operational losses. Other noninterest expense for the nine months ended September 30, 2013 was $8.3 million an increase of $917,000 or 12.5% compared with $7.3 million for the same period in 2012, primarily due to a rise in data processing expenses but partially offset by decreases in other loan expenses and legal fees.

The Company’s efficiency ratio is calculated by dividing total noninterest expense, excluding loan loss provisions, goodwill impairment, provisions for unfunded commitments, writedowns on foreclosed assets and gains and losses on sales of foreclosed assets by net interest income plus noninterest income, excluding impairment on securities and gains and losses on securities transactions. The efficiency ratio for the three months ended September 30, 2013 was 71.54%, a decrease from 71.66% for the same quarter in 2012. The Company’s efficiency ratio for the nine months ended September 30, 2013 was 74.12%, compared with 70.95% for the same period in 2012.

Income Taxes. The Company’s effective tax rate was 30.4% for three months ended September 30, 2013 compared with 32.9% for the three months ended September 30, 2012. The decrease in the effective income tax rate in 2013 as compared to 2012 was partially the result of adjustments related to state income taxes, bank owned life insurance investment income and foreign taxes. Additionally, the effective income tax rates for the three months ended September 30, 2013 and 2012 were impacted by the amount of other non-deductible expense and non-taxable income in each respective period, and also relative to the pre-tax income upon which the effective income tax rate was calculated. The Texas state tax is based on the Company’s gross margin with limited deductions. Because the Texas state tax allows only limited deductions the tax may not correlate, from year to year, with pre-tax income. The California state tax is based on the unitary income of the consolidated group which can vary disproportionately from pre-tax income depending on the apportionment of income among members of the unitary group. Income tax expense for the nine months ended September 30, 2013 was $4.5 million, compared with $4.0 million for the same period in 2012. The Company’s effective tax rate was 32.9% for the nine months ended September 30, 2013 compared with 32.7% for the nine months ended September 30, 2012.

As of September 30, 2013, the Company had approximately $15.3 million in deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. The Company has not provided a valuation allowance for the deferred tax assets at September 30, 2013 and  December 31, 2012 due to its ability to offset reversals of net deductible temporary differences against income taxes paid in previous years and expected to be paid in future years. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of historical losses that were recorded by the Company for the years ended December 31, 2010 and 2009, and if the Company is unable to generate sufficient taxable income in the future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense equal to the portion of the deferred tax assets that may not be realized.

The U.S. Federal and California State net operating loss carryforward period of 20 years provides enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating losses that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

Financial Condition

Loan Portfolio. Total loans at September 30, 2013 were $1.18 billion, an increase of $84.5 million or 7.7% compared with $1.10 billion at December 31, 2012, due to organic growth. At September 30, 2013, commercial and industrial loans and real estate mortgage loans increased $55.8 million and $32.9 million, respectively, while real estate construction loans decreased $1.0 million, compared with their respective levels at December 31, 2012. At September 30, 2013 and December 31, 2012, the ratio of total loans to total deposits was 87.60%, and 86.84%, respectively. Total loans represented 72.49% and 72.40% of total assets at September 30, 2013 and December 31, 2012, respectively.

The following table summarizes the loan portfolio by type of loan at the dates indicated:

	As of September 30, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$439,420	37.00%	$383,641	34.78%
Real estate mortgage
Residential	39,998	3.37	36,807	3.34
Commercial	694,980	58.52	665,244	60.32
	734,978	61.89	702,051	63.66
Real estate construction
Residential	4,936	0.42	2,420	0.22
Commercial	3,747	0.31	7,284	0.66
	8,683	0.73	9,704	0.88
Consumer and other	4,483	0.38	7,531	0.68
Gross loans	1,187,564	100.00%	1,102,927	100.00%
Unearned discounts, interest and deferred fees	(2,740)		(2,590)
Total loans	1,184,824		1,100,337
Allowance for loan losses	(20,800)		(24,592)
Loans, net (1)	$1,164,024		$1,075,745

(1)	Includes loans held-for-sale

Nonperforming Assets. At September 30, 2013, total nonperforming assets were $24.8 million ($21.3 million from Texas and $3.5 million from California) compared with $41.5 million at December 31, 2012 ($32.5 million from Texas and $9.0 million from California), a decrease of $16.7 million or 40.3%. The ratio of total nonperforming assets to total assets decreased to 1.52% at September 30, 2013 from 2.73% at December 31, 2012.

On a linked-quarter basis, total nonperforming assets decreased by $2.7 million, which consisted of a $2.1 million decrease in Texas and a $651,000 decrease in California. The decrease in nonperforming assets in Texas consisted primarily of declines of $640,000 in nonaccrual loans, a $220,000 reduction in nonaccrual troubled debt restructurings (“TDRs”) and a net reduction of $1.2 million in ORE. In Texas, nonaccrual loans including nonaccrual TDRs decreased primarily due to $994,000 in paydowns on loans, $508,000 in writedowns on six loans, the transfer of one $259,000 loan to ORE and $156,000 in loan payoffs, but partially offset by the addition of six loans totaling approximately $1.1 million. The decline in nonperforming assets in California primarily consisted of decreases of $24,000 in nonaccrual loans, $260,000 in nonaccrual TDRs and $360,000 in ORE. In California, nonaccrual loans including nonaccrual TDRs decreased primarily due to a loan payoff.

On a linked-quarter basis, ORE at September 30, 2013 decreased $1.6 million compared with ORE at June 30, 2013 and was primarily the result of the sale of one property in Texas ($1.4 million) and one property in California ($360,000), partially offset by the addition of one property in Texas.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Nonaccrual loans (1)	$11,640	$23,568
Accruing loans 90 days or more past due (1)	—	—
Troubled debt restructurings – accruing (1)	387	400
Troubled debt restructurings – nonaccruing (1)	3,391	5,014
Other real estate (“ORE”)	9,373	12,555
Total nonperforming assets	$24,791	$41,537

Total nonperforming assets to total assets	1.52%	2.73%
Total nonperforming assets to total loans and ORE	2.08%	3.73%

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

The following is a summary of loans considered to be impaired as of the dates indicated (in thousands):

As of September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,441	$1,441	$—	$1,036
Real estate mortgage:
Residential	606	606	—	451
Commercial	12,700	12,713	—	14,204
Real estate construction:
Residential	—	—	—	713
Commercial	—	—	—	1,552

Impaired loans with an allowance
Commercial and industrial	$—	$—	$—	$216
Real estate mortgage:
Commercial	657	658	174	2,463

Total:
Commercial and industrial	$1,441	$1,441	$—	$1,252
Real estate mortgage	13,963	13,977	174	17,118
Real estate construction	—	—	—	2,265

As of December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Impaired loans with no allowance
Commercial and industrial	$1,287	$1,289	$—	$5,162
Real estate mortgage:
Residential	239	239	—	213
Commercial	18,369	18,369	—	19,732
Real estate construction:
Residential	1,426	1,426	—	1,529
Commercial	3,103	3,103	—	3,171

Impaired loans with an allowance
Commercial and industrial	$21	$21	$21	$1,434
Real estate mortgage:
Commercial	4,533	4,535	503	6,836

Total:
Commercial and industrial	$1,308	$1,310	$21	$6,596
Real estate mortgage	23,141	23,143	503	26,781
Real estate construction	4,529	4,529	—	4,700

For the nine months ended September 30, 2013 and 2012, interest income of $28,000 and $139,000 was recognized on impaired loans, which consisted of nonaccrual loans that were paid in full and accruing TDRs.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. At September 30, 2013 and 2012, the allowance for loan losses was $20.8 million and $25.5 million, respectively, or 1.76% and 2.33% of total loans, respectively.  At December 31, 2012, the allowance for loan losses was $24.6 million, or 2.23% of total loans. Net charge-offs for the three months ended September 30, 2013 were $377,000 or 0.03% of total loans compared with net charge-offs of $1.5 million or 0.13% of total loans for the same period in 2012. The net charge-offs for the third quarter of 2013 were all related to loans from Texas. Net charge-offs for the nine months ended September 30, 2013 were $2.7 million or 0.22% of total loans compared with net charge-offs of $3.1 million or 0.28% of total loans for the same period in 2012. The net charge-offs for the nine months ended September 30, 2013 consisted of $1.8 million in loans from Texas and $877,000 in loans from California.

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

The following tables present an analysis of the allowance for credit losses and other related data for the periods indicated:

	As of and for the Three Months Ended September 30,
	2013		2012
	(Dollars in thousands)
Average total loans outstanding for the period	$1,175,296		$1,066,352

Total loans outstanding at end of period	$1,184,824		$1,096,855

Allowance for loan losses at beginning of period	$21,832		$27,311
(Reduction in) provision for loan losses	(655)		(300)
Charge-offs:
Commercial and industrial	(450)		(1,464)
Real estate mortgage	(40)		(130)
Real estate construction	(17)		—
Consumer and other	(10)		(31)

Total charge-offs	(517)		(1,625)

Recoveries:
Commercial and industrial	124		32
Real estate mortgage	14		118
Real estate construction	—		—
Consumer and other	2		6

Total recoveries	140		156

Net charge-offs	(377)		(1,469)

Allowance for loan losses at end of period	20,800		25,542

Reserve for unfunded lending commitments at beginning of period	799		957
Provision for unfunded lending commitments	45		—

Reserve for unfunded lending commitments at end of period	844		957

Allowance for credit losses at end of period	$21,644		$26,499

Ratio of net charge-offs to end of period total loans	(0.03	) %	(0.13)%

	As of and for the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Average total loans outstanding for the period	$1,138,570	$1,058,782

Total loans outstanding at end of period	$1,184,824	$1,096,855

Allowance for loan losses at beginning of period	$24,592	$28,321
(Reduction in) provision for loan losses	(1,130)	300
Charge-offs:
Commercial and industrial	(1,336)	(2,258)
Real estate mortgage	(1,685)	(1,415)
Real estate construction	(26)	(683)
Consumer and other	(42)	(92)

Total charge-offs	(3,089)	(4,448)

Recoveries:
Commercial and industrial	292	397
Real estate mortgage	91	933
Real estate construction	35	19
Consumer and other	9	20

Total recoveries	427	1,369

Net charge-offs	(2,662)	(3,079)

Allowance for loan losses at end of period	20,800	25,542

Reserve for unfunded lending commitments at beginning of period	961	1,012
(Reduction in) provision for unfunded lending commitments	(117)	(55)

Reserve for unfunded lending commitments at end of period	844	957

Allowance for credit losses at end of period	$21,644	$26,499

Ratio of allowance for loan losses to end of period total loans	1.76%	2.33%
Ratio of net charge-offs to end of period total loans	(0.22)%	(0.28)%
Ratio of allowance for loan losses to end of period total nonperforming loans (1)	134.91%	63.40%

(1) Total nonperforming loans are nonaccrual loans, loans 90 days or more past due and troubled debt restructurings.

Securities. At September 30, 2013, the available-for-sale securities portfolio was $183.7 million, an increase of $19.6 million or 12.0% compared with $164.0 million at December 31, 2012. The increase was primarily due to purchases of U.S. government corporations and agencies securities, government issued or guaranteed mortgage-backed securities and obligations of state and political subdivision securities, partially offset by unrealized losses, called securities and paydowns of government issued or guaranteed mortgage-backed securities.  At September 30, 2013 and December 31, 2012, the held-to-maturity portfolio, which is carried at amortized cost, was $7.8 million and $4.0 million, respectively, an increase of $3.8 million.  The securities portfolio is primarily comprised of obligations of U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. The securities portfolio has been funded primarily by the liquidity created from deposit growth and loan repayments in excess of loan funding requirements. Other investments, which include Federal Reserve Bank (“FRB”) and FHLB stock and the investment in subsidiary trust were $5.7 million at September 30, 2013, an increase of $110,000 or 2.0% compared with $5.6 million at December 31, 2012.

Deposits. At September 30, 2013, total deposits were $1.35 billion, an increase of $85.4 million or 6.7% compared with $1.27 billion at December 31, 2012. The Company’s ratio of noninterest-bearing demand deposits to total deposits at both September 30, 2013 and December 31, 2012 was 24.4%. Interest-bearing deposits at September 30, 2013 were $1.02 billion, an increase of $65.1 million or 6.8% compared with $957.3 million at December 31, 2012.

The Company relies primarily on its deposit base to fund its lending and investment activities.  Historically, the Company has from time to time used brokered deposits when they represented a cost-effective funding alternative.   At September 30, 2013, brokered deposits were 2.7% of the Company's total deposits and on average mature in 43 months.

  Junior Subordinated Debentures.  Junior subordinated debentures at September 30, 2013 and December 31, 2012 were $36.1 million. The debentures mature on December 15, 2035, but are redeemable at the Company’s option at par plus accrued and unpaid interest. The debentures, issued to the Company’s unconsolidated subsidiary trust MCBI Statutory Trust I, were used to fund the Company’s acquisition of Metro United. The junior subordinated debentures accrued interest at a fixed rate of 5.76% until December 15, 2012, at which time the debentures began accruing interest at a floating rate equal to the 3-month LIBOR plus 1.55%. Related to these debentures, the Company entered into a forward-starting interest rate swap contract during the third quarter of 2009. Under the swap, the Company pays a fixed interest rate of 5.38% and receives a variable interest rate of three-month LIBOR plus a margin of 1.55% on a total notional amount of $17.5 million, with quarterly settlements which began in March 2011.  See Note 10, “Derivative Financial Instruments,” to the Condensed Consolidated Financial Statements for additional information related to this interest rate swap.

Other Borrowings. Other borrowings at September 30, 2013 were $46.0 million, an increase of $21.0 million or 84.0% compared to other borrowings of $25.0 million at December 31, 2012.  Other borrowings at September 30, 2013 primarily include $25.0 million in security repurchase agreements and $21.0 million in FHLB advances.  The security repurchase agreements bear interest at an average rate of 3.71% and mature on December 31, 2014.  The FHLB advances, $10.0 million from the FHLB of San Francisco and $11.0 million from the FHLB of Dallas, bear interest at an average rate of 1.18% and have maturity dates ranging from June 2016 to June 2018. Securities sold under securities repurchase agreements are currently puttable by the counterparty at a fixed repurchase price at the end of each calendar quarter. In addition, securities under one repurchase agreement are puttable by either the counterparty or the Company at the replacement cost of the repurchase transaction at the end of each calendar year.

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

The following table provides an analysis of the Company’s other borrowings as of the dates and for the periods indicated:

	As of and for the Nine Months Ended September 30, 2013	As of and for the Year Ended December 31, 2012
	(Dollars in thousands)

FHLB Notes and Advances:
at end of period	$21,000	$—
average during the period	11,806	—
maximum month-end balance during the period	21,000	3
Interest rate at end of period	1.18%	—%
Interest rate during the period	1.09	0.02

Security Repurchase Agreements:
at end of period	$25,000	$25,000
average during the period	25,000	25,000
maximum month-end balance during the period	25,000	25,000
Interest rate at end of period	3.71%	3.71%
Interest rate during the period	3.71	3.71

Unsecured debentures:
at end of period	$—	$—
average during the period	—	926
maximum month-end balance during the period	—	1,000
Interest rate at end of period	—%	5.00%
Interest rate during the period	—	5.00

Liquidity. The Company’s loan to deposit ratio at September 30, 2013 and December 31, 2012 was 87.60% and 86.84%, respectively. As of September 30, 2013, the Company had commitments to fund loans in the amount of $154.8 million. At this same date, the Company had stand-by letters of credit of $5.9 million.  Available sources to fund these commitments and other cash demands of the Company come from cash and cash equivalents, sales and maturities of securities available-for-sale, loan and investment repayments, deposit inflows, and lines of credit from the FHLBs of Dallas and San Francisco, other correspondent banks as well as the FRB discount window. With its current level of collateral, the Company has the ability to borrow an additional $376.2 million from the FHLBs, $10.2 million from the FRB discount window and $5.0 million from other correspondent banks.

Capital Resources. Shareholders’ equity at September 30, 2013 was $180.1 million compared to $177.0 million at December 31, 2012, an increase of $3.1 million. The increase was primarily the result of $9.3 million of net income for the nine months ending September 30, 2013, primarily offset by a decrease in other comprehensive income of $5.0 million.

On July 15, 2013, the Company paid a quarterly cash dividend of $374,000 or $0.02 per share on shares of its common stock. On September 6, 2013, the Company declared a quarterly cash dividend of $375,000 or $0.02 per share on shares of its common stock, payable on October 15, 2013. The Company paid no dividends on common stock for the nine months ended September 30, 2012.  Preferred dividends of $1.4 million were paid for the nine months ended September 30, 2012.

The following table provides a comparison of the Company’s and each of the Banks’ leverage and risk-weighted capital ratios as of September 30, 2013 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio At September 30, 2013
The Company
Leverage ratio	4.00%	(1)	N/A %	12.85%
Tier 1 risk-based capital ratio	4.00		N/A	15.96
Risk-based capital ratio	8.00		N/A	17.22
MetroBank
Leverage ratio	4.00%	(2)	5.00%	12.33%
Tier 1 risk-based capital ratio	4.00		6.00	15.15
Risk-based capital ratio	8.00		10.00	16.40
Metro United
Leverage ratio	4.00%	(3)	5.00%	11.16%
Tier 1 risk-based capital ratio	4.00		6.00	14.41
Risk-based capital ratio	8.00		10.00	15.67

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

The Company utilizes a third party consultant to perform its impairment tests. The reviews calculate the fair value of both Metro United and MetroBank on a controlling, marketable basis and reconciles the indicated equity value of the Company based on the concluded valuation of the two reporting units to its market capitalization. Various appraisal methods are considered and based on the specific facts and circumstances, the income approach and the market approach are typically used to derive the fair value of the reporting units.

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

For debt securities, determining credit-related impairment is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates are determined based on prepayment assumptions, default rates and loss severity rates derived from widely accepted third-party data sources. The Company has developed these estimates using information based on historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security. See Note 2 - “Securities” to the consolidated financial statements for additional discussion on other-than-temporary impairment.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

July 1, 2013 to July 31, 2013	6,284	$11.04	N/A	N/A
August 1, 2013 to August 31, 2013	4,218	10.61	N/A	N/A
September 1, 2013 to September 30, 2013	390	10.24	N/A	N/A
Total	10,892	$10.84	N/A	N/A

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

METROCORP BANCSHARES, INC.

	By:	/s/ George M. Lee
Date: November 6, 2013		George M. Lee Co-Chairman, President and
Chief Executive Officer (principal executive officer)

Date: November 6, 2013	By:	/s/ David C. Choi
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